Form 10-K
period 2017-12-31
RENAISSANCERE HOLDINGS LTD
filed 2018-02-09
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2017 was $5,498.0 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 2, 2018 was 40,023,789.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2017 (this “Form 10-K”) of RenaissanceRe Holdings Ltd. (“RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•
the effects of United States (“U.S.”) tax reform legislation and possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to determine the impairments taken on our investments;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industry;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	aspects of our corporate structure that may discourage third-party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	other political, regulatory or industry initiatives adversely impacting us;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organisation for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
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

PART I
ITEM 1.    BUSINESS
In this Form 10-K, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.
For your convenience, we have included a “Glossary of Selected Insurance and Reinsurance Terms” at the end of “Part I, Item 1. Business” of this Form 10-K.
All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated.
Due to rounding, numbers presented in the tables included in this Form 10-K may not add up precisely to the totals provided.
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, Switzerland, the United Kingdom (the “U.K.”), and the U.S. Our operating subsidiaries include Renaissance Reinsurance, RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”), Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and our Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”). We also underwrite reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. (“Top Layer Re”), Upsilon RFO Re Ltd. (“Upsilon RFO”), Fibonacci Reinsurance Ltd. ("Fibonacci Re") and DaVinci Reinsurance Ltd. (“DaVinci”). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk.
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
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created and managed, and continue to manage, multiple capital vehicles across a number of jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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
We believe we are well positioned to fulfill our objectives by virtue of the experience and skill of our management team, our integrated and flexible underwriting and operating platform, our significant financial strength, our strong relationships with brokers and customers, our commitment to superior service and our proprietary modeling technology. In particular, we believe our strategy, high performance culture, and commitment to our customers and joint venture partners help us to differentiate ourselves by offering specialized services and products at times and in markets where capacity and alternatives may be limited.
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
For the year ended December 31, 2017, our Property and Casualty and Specialty segments accounted for 51.5% and 48.5%, respectively, of our gross premiums written. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following table shows gross premiums written allocated between our segments:

Year ended December 31,	2017	2016	2015
(in thousands)
Property	$1,440,437	$1,111,263	$1,072,159
Casualty and Specialty	1,357,110	1,263,313	939,241
Other category	(7)	—	(90)
Total gross premiums written	$2,797,540	$2,374,576	$2,011,310

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

The following table shows gross premiums written allocated between excess of loss, proportional and delegated authority for each of our segments:

Year ended December 31, 2017	Property	Casualty and Specialty	Other	Total
(in thousands)
Excess of loss	$1,192,980	$262,415	$(7)	$1,455,388
Proportional	195,473	894,810	—	1,090,283
Delegated authority	51,984	199,885	—	251,869
Total gross premiums written	$1,440,437	$1,357,110	$(7)	$2,797,540

Year ended December 31, 2016
Excess of loss	$932,725	$218,816	$—	$1,151,541
Proportional	148,555	900,819	—	1,049,374
Delegated authority	29,983	143,678	—	173,661
Total gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576

Year ended December 31, 2015
Excess of loss	$919,986	$206,522	$(90)	$1,126,418
Proportional	132,522	647,733	—	780,255
Delegated authority	19,651	84,986	—	104,637
Total gross premiums written	$1,072,159	$939,241	$(90)	$2,011,310

Property Segment
The following table shows gross premiums written in our Property segment allocated by class of business:

Year ended December 31,	2017	2016	2015
(in thousands)
Catastrophe	$1,104,450	$884,361	$930,578
Other property	335,987	226,902	141,581
Total Property segment gross premiums written	$1,440,437	$1,111,263	$1,072,159

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
Casualty and Specialty Segment
We write casualty and specialty reinsurance and insurance covering primarily targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk we assume. Principally all of the business is reinsurance, however our book of insurance business has been increasing in recent periods, and may continue to do so. The following table shows gross premiums written in our Casualty and Specialty segment allocated by class of business:

Year ended December 31,	2017	2016	2015
(in thousands)
Professional liability (1)	$452,310	$377,580	$287,591
General casualty (2)	417,880	327,939	258,234
Financial lines (3)	303,800	413,068	265,170
Other (4)	183,120	144,726	128,246
Total Casualty and Specialty segment gross premiums written	$1,357,110	$1,263,313	$939,241

(1)	Includes directors and officers, medical malpractice, and professional indemnity.

(2)	Includes automobile liability, casualty clash, employer’s liability, umbrella or excess casualty, workers’ compensation and general liability.

(3)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.

(4)
Includes accident and health, agriculture, aviation, cyber, energy, marine, satellite and terrorism. Lines of business such as regional multi-line and whole account may have characteristics of various other classes of business, and are allocated accordingly.

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
GEOGRAPHIC BREAKDOWN
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 56.4% of our gross premiums written for the year ended December 31, 2017. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms (mainly U.S. Atlantic hurricanes), earthquakes and other natural and man-made catastrophes.
The following table sets forth the amounts and percentages of our gross premiums written allocated to the territory of coverage exposure:

	2017		2016		2015
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Property Segment
U.S. and Caribbean	$954,269	34.1%	$743,226	31.3%	$671,887	33.4%
Worldwide	305,915	10.9%	210,168	8.9%	234,801	11.7%
Japan	49,821	1.8%	44,536	1.9%	32,830	1.6%
Europe	49,486	1.8%	37,611	1.6%	32,973	1.6%
Worldwide (excluding U.S.) (1)	48,182	1.7%	55,043	2.3%	76,370	3.8%
Australia and New Zealand	14,151	0.5%	13,729	0.6%	15,869	0.8%
Other	18,613	0.7%	6,950	0.3%	7,429	0.4%
Total Property Segment	1,440,437	51.5%	1,111,263	46.9%	1,072,159	53.3%
Casualty and Specialty Segment
Worldwide	686,253	24.5%	581,972	24.5%	320,452	15.9%
U.S. and Caribbean	622,757	22.3%	646,381	27.2%	522,778	26.0%
Europe	9,752	0.3%	5,541	0.2%	936	—%
Worldwide (excluding U.S.) (1)	10,104	0.4%	13,840	0.6%	87,597	4.4%
Australia and New Zealand	4,141	0.1%	5,073	0.2%	1,627	0.1%
Other	24,103	0.9%	10,506	0.4%	5,851	0.3%
Total Casualty and Specialty Segment	1,357,110	48.5%	1,263,313	53.1%	939,241	46.7%
Other category	(7)	—%	—	—%	(90)	—%
Total gross premiums written	$2,797,540	100.0%	$2,374,576	100.0%	$2,011,310	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).

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
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio, and from time to time, certain lines of specialty reinsurance written by Renaissance Reinsurance such as terrorism and workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business also underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinci’s holding company, DaVinciRe, and accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. The underwriting results of DaVinciRe are principally included in our Property segment. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. Our noncontrolling economic ownership in DaVinciRe was 22.1% at December 31, 2017 (2016 - 24.0%).
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
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors subscribe for the majority of the participating, non-voting common shares of Medici. We maintain majority voting control of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), therefore the results of Medici and Fund Holdings are consolidated in our financial statements. Our economic ownership in Medici was 26.8% at December 31, 2017 (2016 - 36.5%).
Upsilon RFO
Effective January 1, 2013, we formed and launched a managed joint venture, Upsilon RFO, a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to us and Upsilon Fund. Upsilon RFO is considered a variable interest entity (“VIE”) as it has insufficient equity capital to finance its activities without additional financial support and we are the primary beneficiary. As a result, we consolidate Upsilon RFO and all significant inter-company transactions have been eliminated. Other than our equity investment, we have not provided any financial or other support to Upsilon RFO that we were not contractually required to provide.
Upsilon Fund
Effective November 13, 2014, we incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in property reinsurance risk managed by us. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for a management fee and performance based incentive fee. We have not provided any financial or other support to Upsilon Fund that we were not contractually required to provide. Currently, Upsilon Fund is invested in Upsilon RFO and Medici.
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
Other Joint Ventures
Effective December 22, 2017, we closed an initiative with Reinsurance Group of America, Incorporated to source third party capital to support reinsurers targeting large in-force life and annuity blocks (“Langhorne”). Langhorne Holdings LLC (“Langhorne Holdings”) is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings. We concluded that Langhorne Holdings meets the definition of a VIE. We are not the primary beneficiary of Langhorne Holdings and as a result, we do not consolidate the financial position or results of operations of Langhorne Holdings. We concluded that Langhorne Partners was not a VIE. We will account for our investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears. We anticipate that our investment in Langhorne will increase, perhaps materially, as in-force life and annuity blocks of businesses are written. Other than our current and committed future equity investment in Langhorne, we have not provided financial or other support to Langhorne that we were not contractually required to provide.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments may be directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks. We find these investments attractive because of their expected returns, and because they provide us with diversification benefits and information and exposure to other aspects of the market. For example, we recently executed a definitive agreement to acquire a minority shareholding in Catalina Holdings (Bermuda)

Ltd, a long-term consolidator in the non-life insurance/reinsurance run-off sector, subject to regulatory approval. Other examples of strategic investments include our investments in Tower Hill Insurance Group, LLC. (“THIG”), Tower Hill Holdings, Inc. (“Tower Hill”),Tower Hill Signature Insurance Holdings, Inc. (“Tower Hill Signature”) and Tower Hill Re (collectively, the “Tower Hill Companies”), which are accounted for under the equity method of accounting. We also have investments in Essent Group Ltd. and Trupanion Inc., which are accounted for at fair value and are included in other investments.
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
COMPETITION
The markets in which we operate are highly competitive, and we believe that competition is, in general, increasing and becoming more robust. Our competitors include independent reinsurance and insurance companies, subsidiaries and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies, domestic and international underwriting operations, and a range of entities offering forms of risk transfer protection on a collateralized or other non-traditional basis. As our business evolves and the (re)insurance industry continues to experience consolidation, we expect our competitors to change as well.
We believe that our principal competitors include other companies active in the Bermuda market, currently including Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings

Limited, Axis Capital Holdings Limited, Chubb Limited, Everest Re Group, Ltd., Fidelis Insurance Holdings Limited (“Fidelis”), Hamilton Re Ltd. (“Hamilton Re”), PartnerRe Ltd., Sompo International (formerly known as Endurance Specialty Holdings Ltd.), Third Point Reinsurance Ltd. (“Third Point”), Validus Holdings, Ltd. and XL Group Ltd., as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd.
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
We have developed a proprietary, computer-based pricing and exposure management system, REMS©, which has analytic and modeling capabilities that help us to assess the risk and return of each incremental (re)insurance contract in relation to our overall portfolio of (re)insurance contracts. We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. In conjunction with pricing models that we run outside of REMS©, the REMS© framework encompasses and facilitates risk capture, analysis, correlation, portfolio aggregation and capital allocation within a single system for all of our natural hazards and non-natural hazards (re)insurance contracts. We continue to invest in and improve REMS©, incorporating our underwriting and modeling experience and adding proprietary software and a significant amount of new industry data. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to invest in and evolve our capabilities for assessing non-natural hazard catastrophe risks. With the acquisition of Platinum and our recent growth in our casualty and specialty lines of business, we have increased our modeling and underwriting resources and associated capabilities with respect to our casualty and specialty lines of business.
We generally utilize a multiple model approach when evaluating a proposed transaction, combining both probabilistic and deterministic techniques. We combine the analyses generated by REMS© with other information and other model inputs available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of utilized capital which the program presents. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available natural hazard catastrophe models to assist with validating and stress testing our base model and REMS© results.
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
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools. For example, the 2011 and 2010 New Zealand Earthquakes and the Tohoku Earthquake provided new insight on certain aspects of hazard and vulnerability to the global earthquake science community. Utilizing internal research capabilities from our team of scientists at Weather Predict Consulting Inc. (“Weather Predict”) and new research from the global earthquake science community, we updated several of our internal regional representations of earthquake risk in advance of the commercially available models. In late 2012, Storm Sandy gave rise to new data relating to storm surge, flood persistence and mid-Atlantic tropical storm meteorology. We subsequently updated our North Atlantic storm surge model to reflect this new data. We will gather data from the events of 2017 to perform similar reviews and apply learning where appropriate.
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
Our Board of Directors is responsible for overseeing enterprise-wide risk management and is actively involved in the monitoring of risks that could affect us. The members of the Board have regular, direct access to the senior executives and other officers responsible for identifying and monitoring our risks and coordinating our ERM, including our Group Chief Risk Officer, Chief Financial Officer, and Group General Counsel and Chief Compliance Officer, each of whom reports directly to our Chief Executive Officer, as well as other senior personnel such as our Chief Accounting Officer, Global Corporate Controller and Head of Internal Audit. The Board also receives regular reports from the Controls and Compliance Committee described below.
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

Controls and Compliance Committee.  We believe that a key component of our current operational risk management platform is our Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our Chief Financial Officer, Group General Counsel and Chief Compliance

Officer, Chief Accounting Officer, Global Corporate Controller, Group Chief Risk Officer, Head of Internal Audit, staff compliance professionals and representatives from our business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and to ensure compliance with applicable laws and regulations, our Code of Ethics and Conduct (the “Code of Ethics”), and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively by maintaining a smaller staff. In recent years, our distribution has become increasingly reliant on a small and relatively decreasing number of broker relationships reflecting consolidation in the broker sector. We expect this concentration to continue and perhaps increase. In 2017, three brokerage firms accounted for 76.4% of our gross premiums written.

The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2017	Property	Casualty and Specialty	Total
AON	50.1%	35.0%	42.8%
Marsh	24.8%	22.7%	23.8%
Willis Towers Watson	7.1%	12.5%	9.8%
Total of largest brokers	82.0%	70.2%	76.4%
All others	18.0%	29.8%	23.6%
Total	100.0%	100.0%	100.0%

The following table shows the number of brokers for which we issued authorization for coverage on programs, the number of program submissions received and the number and percent of authorizations issued, allocated between our Property and Casualty and Specialty segments:

Year ended December 31, 2017	Property	Casualty and Specialty
Number of brokers	40	52
Program submissions	4,119	3,306
Programs authorized	1,387	1,144
Programs authorized as a percentage of program submissions	33.7%	34.6%

EMPLOYEES
At February 2, 2018, we employed 384 people worldwide (February 17, 2017 - 376, February 18, 2016 - 376). None of our employees are subject to collective bargaining agreements and we are not aware of any current efforts to implement such agreements at any of our subsidiaries.
INFORMATION TECHNOLOGY
Our business and support functions utilize information systems that provide critical services to both our employees and our customers. We have an integrated team of professionals who manage and support our communication platforms, transaction-management systems, and analytics and reporting capabilities, including the development of proprietary solutions like REMS©. We use off-site, secure data centers in North America and Europe for most of our core applications, but our use of cloud-based services is increasing as the security and reliability of these services improves.
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed around the National Institute of Standards and Technology (“NIST”) cybersecurity framework, upon which many cybersecurity regulations are modeled. In 2017, the New York Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies (the “NYDFS Cybersecurity Regulation”), which sets minimum cybersecurity standards for financial institutions, insurers and certain other companies supervised by the NYDFS and to which we are subject, became effective. In addition, the National Association of Insurance Commissioners’ (the “NAIC”) adopted the Insurance Data Security Model Law, which closely resembles the NYDFS Cybersecurity Regulation and will be considered by states for adoption. These and other cybersecurity regulations impose significant new regulatory requirements intended to protect the confidentiality, integrity and availability of information systems. Our program is designed to comply with all applicable cybersecurity regulatory requirements and we will continue to evaluate and assess our compliance in the changing regulatory environment.
We protect our information systems with physical, electronic and software safeguards considered appropriate by our management. In addition, we perform regular security penetration test scenarios and provide regular security risk staff education awareness sessions in order to evaluate our preparedness and to enhance both our system’s and our users’ ability to identify, protect from, detect, respond to and recover from such an incident. Despite these efforts, computer viruses, hackers, employee misuse or misconduct and other internal or external hazards could expose our data systems to security breaches, cyber-attacks or other disruptions.
We have implemented disaster recovery and business continuity plans for our operations which are regularly tested with respect to our business-critical infrastructure and systems. We employ data backup procedures that seek to ensure that our key business systems and data are regularly backed up, and can be restored promptly if and as needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster. Our recovery plans involve arrangements with our off-site, secure data centers. We believe we will be able to access our systems from these facilities and remotely in the event that our primary systems are unavailable due to various scenarios, such as natural disasters.
REGULATION
The business of insurance and reinsurance is regulated in most countries and all states in the U.S., although the degree and type of regulation varies significantly from one jurisdiction to another.  Currently, we operate primarily in Bermuda, the U.S. and the U.K. We also have operations in Singapore, Ireland and Switzerland. Although principally regulated by the regulatory authorities of their respective jurisdictions, our operating subsidiaries may also be subject to regulation in the jurisdictions of their ceding companies. In addition, expansion into additional insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty U.S., Upsilon RFO, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation.
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
Fit and Proper Controllers. The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. For so long as shares of RenaissanceRe are listed on the NYSE or another recognized stock exchange, the Insurance Act requires that the BMA be notified in writing within 45 days of any person becoming, or ceasing to be, a controller. A controller includes the managing director and chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer includes a director, secretary, chief executive or senior executive by whatever name called.
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
U.S. Regulation
Admitted Company Regulation. Renaissance Reinsurance U.S. is a Maryland-domiciled insurer licensed in 26 states and the District of Columbia and qualified or certified as a reinsurer in an additional 24 states. As a U.S. licensed and authorized insurer, Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance departments regulate insurer solvency, authorized investments, loss and loss adjustment expense and unearned premium reserves, and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Maryland Insurance Administration, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S. We are pursuing growth in many of lines of business written by Renaissance Reinsurance U.S., which may increase the impact of U.S. regulation on our business as a whole.
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
Maryland law also requires prior notice to and Maryland Insurance Administration approval of any person seeking to acquire control of a Maryland-domestic insurer or of an entity that directly or indirectly controls a Maryland-domestic insurer, including its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company, its holding company or any other entity directly or indirectly controlling the insurance company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Maryland Insurance Administration before such acquisition.
Effective for 2014, Maryland adopted enterprise risk management and reporting obligations applicable to insurance holding company systems that are meant to protect the licensed companies from enterprise risk. These obligations include requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the U.S. licensed companies. We timely filed our enterprise risk reports with the Maryland Insurance Administration for 2016 and 2017.
Effective for 2018, Maryland adopted the Risk Management and Own Risk Solvency Assessment Act (the “RMORSA Act”) based on the NAIC Own Risk Solvency Assessment Model Act. The RMORSA Act requires Renaissance Reinsurance U.S. to: (i) maintain a risk management framework for identifying, assessing, monitoring, managing, and reporting its material and relevant risks; (ii) complete an Own Risk Solvency Assessment (“ORSA”) at least once each year and at any time there is a significant change to the risk profile of Renaissance Reinsurance U.S. or its holding company system; and (iii) submit an ORSA summary report to the Maryland Insurance Administration at least once each year. The obligation to maintain a risk management framework may be satisfied if the RenaissanceRe group maintains a risk management framework that applies to the operations of Renaissance Reinsurance U.S. and the ORSA obligation may be satisfied if the RenaissanceRe group completes an ORSA in accordance with the requirements of the RMORSA Act.
Reinsurance Regulation. The insurance laws of each U.S. state regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers acting from locations outside the state. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Our Bermuda-domiciled insurance operations and joint ventures (principally Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty U.S. and Upsilon RFO) are all admitted to transact insurance business in Bermuda and do not maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any other jurisdiction where the conduct of such activities would require that any company be so admitted.
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
States generally require non-admitted alien reinsurers to provide collateral equal to one hundred percent of their reinsurance obligations to U.S. ceding insurers in order for the U.S. ceding insurers to obtain full credit for reinsurance. However, most states have adopted credit for reinsurance laws and regulations based on NAIC model law and regulation amendments that permit U.S. ceding insurers to take full credit for reinsurance when a “certified” reinsurer posts reduced collateral amounts. U.S. states are required to adopt the NAIC model law and regulation amendments permitting reduced collateral for certified reinsurers as an NAIC accreditation requirement by January 1, 2019. Under these credit for reinsurance laws and regulations, qualifying alien reinsurers may reduce their collateral for future reinsurance agreements based on a secure rating assigned by the U.S. insurance regulator. The secure rating is assigned by the state upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors. In addition, the alien reinsurer must be domiciled in a jurisdiction that is “qualified” under state law. The NAIC granted conditional qualified jurisdiction status to Bermuda effective January 1, 2014. Effective January 1, 2015, the NAIC approved its initial list of qualified jurisdictions, including Bermuda, and states that have these credit for reinsurance laws and regulations may accept such qualification in assessing reinsurers for certification. Florida has approved Renaissance Reinsurance and DaVinci for collateral reduction. As noted below, EU-domiciled reinsurers will be subject to the provisions of the US-EU Covered Agreement (defined below) that require states to remove reinsurance collateral requirements for qualifying EU reinsurers as of the US-EU Covered Agreement’s implementation date.
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
The Dodd-Frank Act established federal measures that impact the U.S. insurance business and preempt certain state insurance laws. For example, the Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”), which is authorized to designate a nonbank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. The FSOC designated three insurance groups as systemically significant nonbank financial companies in 2013. As of September 2017, two of these designated groups have been undesignated. The FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant. In November 2017, the U.S. Department of the Treasury (“Treasury”) issued a report recommending certain changes to the FSOC’s process for designating nonbank financial companies as systemically significant in order to make the designation process more rigorous, clear, and transparent. Any suggested changes ultimately adopted by the FSOC would be implemented by FSOC directly, rather than through legislation.
The Dodd-Frank Act also created the Federal Insurance Office (“FIO”). The FIO does not have general supervisory or regulatory authority over the business of insurance, but it has preemption authority over state insurance laws that conflict with certain international agreements. The FIO is also authorized to monitor the U.S. insurance industry and identify potential regulatory gaps that could contribute to systemic risk and may recommend to the FSOC the designation of systemically important insurers. In addition, the FIO represents the U.S. at the International Association of Insurance Supervisors.
The Dodd-Frank Act authorizes Treasury and the Office of the U.S. Trade Representative (“USTR”) to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (“covered agreements”). In January 2017, Treasury and the USTR negotiated a covered agreement with the EU regarding the prudential regulation of insurance and reinsurance (the “US-EU Covered Agreement”), which was signed in September 2017. Each party has begun the process of completing its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order for the US-EU Covered Agreement to enter into force.
The US-EU Covered Agreement addresses three areas of prudential insurance and reinsurance supervision: reinsurance, group supervision and the exchange of information between the U.S. and EU. Under the US-EU Covered Agreement, reinsurance collateral requirements will no longer apply to qualifying EU reinsurers that sell reinsurance to the U.S. market, and U.S. reinsurers operating in the EU market will no longer be subject to “local presence” requirements. The US-EU Covered Agreement also establishes group supervision practices that apply only to U.S. and EU insurance groups operating in both territories. For instance, the US-EU Covered Agreement provides that U.S. insurance groups with operations in the EU will be supervised at the worldwide level only by U.S. insurance regulators, and precludes EU insurance supervisors from exercising solvency and capital requirements over the worldwide operations of U.S. insurers.
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
Switzerland Regulation
We have established branches of Renaissance Reinsurance and DaVinci in Zurich, Switzerland (the “Swiss Branches”). The reinsurance operations of branch offices of foreign reinsurers are not regulated by The Swiss Financial Market Supervisory Authority. We do not currently consider the activities of the Swiss Branches to be material to us.
RenaissanceRe Services of Switzerland AG, our Zurich-based service company, was established as a stock corporation in Switzerland on June 15, 2017. It is registered with the Commercial Register of Zurich is subject to Chapter 26 of the Swiss Code of Obligations.
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

Acquisition expenses	The aggregate expenses incurred by a company for acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereau	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance contract is considered bound, and the (re)insurer responsible for the risks of the contract, when both parties agree to the terms and conditions set forth in the contract.

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
Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers and insurers. Rating agencies evaluate us periodically and may downgrade or withdraw their financial strength ratings in the future if we do not continue to meet the criteria of the ratings previously assigned to us. In addition, rating agencies may make changes in their capital models and rating methodologies which could increase the amount of capital required to support the ratings.
A ratings downgrade or other negative ratings action could adversely affect our ability to compete with other reinsurers and insurers, as well as the marketability of our product offerings, our access to and cost of borrowing and our ability to write new business, which could materially adversely affect our results of operations. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers. We believe that the risk of a ratings downgrade has increased recently. S&P affirmed our ratings in 2017, but revised the outlook to negative, based primarily on its view of industry challenges and trends.
In addition, many reinsurance contracts contain provisions permitting cedants to, among other things, cancel coverage pro rata or require the reinsurer to post collateral for all or a portion of its obligations if the reinsurer is downgraded below a certain rating level. It is increasingly common for our reinsurance agreements to contain such terms. Whether a cedant would exercise any of these rights could depend on various factors, such as the reason for and extent of such downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. We cannot predict to what extent these contractual rights would be exercised, if at all, or what effect this would have on our financial condition or future operations, but the effect could be material.
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
Our most severe estimated economic exposures arise from our coverages for natural disasters and catastrophes. An increase in the severity and frequency of weather related natural disasters and catastrophes which we believe is likely to result from changes in climate conditions, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors which may increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. Accordingly, we expect an increase in claims, especially from properties located in these catastrophe-exposed regions.
A substantial portion of our coverages may be adversely impacted by climate change, and we cannot assure you that our risk assessments accurately reflect environmental and climate related risks. We cannot predict with certainty the frequency or severity of tropical cyclones, wildfires or other catastrophes. Unanticipated environmental incidents could lead to additional insured losses that exceed our current estimates, resulting in disruptions to or adverse impacts on our business, the market, or our clients. Further, certain investments, such as catastrophe-linked securities and property catastrophe managed joint ventures, or other assets in our investment portfolio, could also be adversely impacted by climate change.
Retrocessional reinsurance may become unavailable on acceptable terms, or may not provide the coverage we intended to obtain, or we may not be able to collect on claimed retrocessional coverage.
As part of our risk management, we buy reinsurance for our own account, which is known as “retrocessional reinsurance.” The reinsurance we purchase is generally subject to annual renewal. From time to time, market conditions have limited or prevented insurers and reinsurers from obtaining retrocessional reinsurance. Accordingly, we may not be able to renew our current retrocessional reinsurance arrangements or obtain desired amounts of new or replacement coverage. In addition, even if we are able to obtain such retrocessional reinsurance, we may not be able to negotiate terms that we consider appropriate or acceptable from entities with satisfactory creditworthiness or collect on claimed retrocessional coverage. This could limit the amount of business we are willing to write, or decrease the protection available to us as a result of large loss events.
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
Recently enacted U.S. tax reform legislation, as well as possible future tax reform legislation and regulations, could reduce our access to capital, decrease demand for our products and services, impact our shareholders or investors in our joint ventures or other entities we manage or otherwise adversely affect us.
U.S. tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Bill”), was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, including, among other things, by altering the current taxation of insurance premiums ceded from a United States domestic corporation to any non-U.S. affiliate. For example, the Tax Bill includes a new base erosion anti-avoidance tax (the “BEAT”) that would have substantially altered the taxation of affiliate reinsurance between our operating affiliates which are subject to U.S. taxation and our non-U.S. affiliates which are not. We believe those transactions would have become economically unfeasible under the BEAT and terminated them as of the 2017 year end. While these transactions were not significant for us, on an industry-wide basis for specific market participants the impacts could be more material, and it is possible that over time the BEAT may result in increased prices for certain reinsurance or insurance products, which could cause a decrease in demand for these products and services due to limitations on the available resources of our clients or their underlying insureds.
The Tax Bill may also increase the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (“CFC”) within the meaning of the Internal Revenue Code for U.S. federal tax purposes. Specifically, the Tax Bill expands the definition of “U.S. shareholder” for CFC purposes to include U.S. persons who own 10% or more of the value of a foreign corporation’s shares, rather than only looking to voting power held. As a result, the “voting cut-back” provisions included in our Amended and Restated Bye-laws that limit the voting power of any shareholder to 9.9% of the total voting power of our capital stock will be ineffective in avoiding “U.S. shareholder” status for U.S. persons who own 10% or more of the value of our shares. The Tax Bill also expands certain attribution rules for stock ownership in a way that would cause foreign subsidiaries in a foreign parented group that includes at least one U.S. subsidiary to be treated as CFCs. In the event a corporation is characterized as a CFC, any “U.S. shareholder” of the CFC is required to include its pro rata share of certain insurance and related investment income in income for a taxable year, even if such income is not distributed. In addition, U.S. tax exempt entities subject to the unrelated business taxable income (“UBTI”) rules that own 10% or more of the value of our non-U.S. subsidiaries or joint ventures managed by us that are characterized as CFCs may recognize UBTI with respect to such investment.
In addition to changes in the CFC rules, the Tax Bill contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that could, for example, discourage U.S. persons from investing in our joint ventures or other entities we manage. The Tax Bill makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The Tax Bill limits this exception to a non-U.S. insurance company that would be taxable as an insurance company if it were a U.S. corporation and that maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains reserves that at least equal 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances). While we believe that we should satisfy this reserve test for the foreseeable future, we cannot assure you that this will continue to be the case in future years, and there is a significant risk that joint venture entities managed by us may not satisfy the reserve test.
The IRS has been considering other changes to the PFIC rules for several years. In 2015, the IRS issued proposed regulations intended to clarify the application of this insurance company exception to the classification of a non-U.S. insurer as a PFIC. These proposed regulations provide that a non-U.S. insurer will qualify for the insurance company exception only if, among other things, the non-U.S. insurer’s officers and employees perform its substantial managerial and operational activities. This proposed regulation will not be effective until adopted in final form.
We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. It is possible the IRS will construe the intent of the Tax Bill as having been to reduce or eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the U.S., and its interpretation, enforcement actions or regulatory changes could increase the impact of the Tax Bill beyond prevailing current assessments or our own estimates. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us. These events and trends towards more punitive taxation of cross border transactions could in the future materially adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and structures in our industry. Accordingly, we cannot reliably estimate what the potential impact of any such changes could be to us or our non-U.S. subsidiaries or joint ventures managed by us and our and their respective sources of capital, investors or the market generally, however, it is possible these changes could materially adversely impact our results of operations.
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
A soft reinsurance underwriting market would adversely affect our business and operating results.
In a soft reinsurance underwriting market, premium rates are stable or falling and coverage is readily available. In a hard reinsurance underwriting market, premium rates are increasing and less coverage is available. Leading global intermediaries and other sources have generally reported that the U.S. reinsurance market reflected a soft underwriting market during the last several years, with growing levels of industry wide capital held. This capital has been supplied principally by traditional market participants and increasingly by alternative capital providers. We believe that the current reinsurance underwriting market is in a prolonged soft market phase, but that it will continue to be cyclical, with hard markets caused by withdrawal or use of excess capital, large or frequent loss events and other factors. However, it is possible that increased access of primary insurers to capital, new technologies and other factors may eliminate or significantly lessen the possibility of any future hard reinsurance underwriting market.
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
We are exposed to counterparty credit risk, including with respect to reinsurance brokers, customers and retrocessionaires.
In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, we have contractually agreed that if a broker were to fail to make a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedants and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world.
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. We cannot assure you that our premiums receivable or reinsurance recoverables, which may not be collateralized, will be collected or that we will not be required to write down additional amounts in future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements.
During periods of economic uncertainty, our consolidated credit risk, reflecting our counterparty dealings with agents, brokers, customers, retrocessionaires, capital providers, parties associated with our investment portfolio, and others may increase, perhaps materially so.
Weakness in business and economic conditions generally or specifically in the principal markets in which we do business could adversely affect our business and operating results.
Challenging economic conditions throughout the world could adversely affect our business and financial results. If economic conditions should weaken, the business environment in our principal markets would be adversely affected, which could adversely affect demand for the products sold by us or our customers. In addition, volatility in the U.S. and other securities markets may adversely affect our investment portfolio or the investment results of our clients, potentially impeding their operations or their capacity to invest in our products. Global financial markets and economic and geopolitical conditions are outside of our control and difficult to predict, being influenced by factors such as national and international political circumstances (including governmental instability, wars, terrorist acts or security operations), interest rates, market volatility, asset or market correlations, equity prices, availability of credit, inflation rates, economic uncertainty, changes in laws or regulations including as regards taxation, trade barriers, commodity prices, interest rates, and currency exchange rates and controls. In addition, as discussed above, we believe our consolidated credit risk is likely to increase during an economic downturn.
U.S. taxing authorities could contend that one or more of our Bermuda subsidiaries is subject to U.S. corporate income tax, as a result of changes in laws or regulations, or otherwise.
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
Publicly reported instances of cyber security threats and incidents have increased over recent periods, and we may be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary pricing and exposure management system. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, and with our Board of Directors. We believe we have implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems, and we periodically evaluate and test the adequacy of such systems, measures, controls and procedures and perform third-party risk assessments; however, there can be no guarantee that such systems, measures, controls and procedures will be effective, that we will be able to establish secure capabilities with all of third parties, or that third parties will have appropriate controls in place to protect the confidentiality of our information. Security breaches could expose us to a risk of loss or misuse of our information, litigation and potential liability.
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
The cybersecurity regulatory environment is evolving, and it is possible that the costs to us of and the resources required for complying with new or developing regulatory requirements will increase. For example, the NYDFS Cybersecurity Regulation imposes pre-breach cybersecurity obligations with which we may be required to comply. It is possible that similar laws and regulations may be enacted in the future in other jurisdictions. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
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
We could be required to allocate considerable time and resources to comply with any new or additional regulatory requirements in any of the jurisdictions in which we operate, including Bermuda, Maryland and the U.K., and any such requirements could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs for us and impact our financial condition. In addition, we could be adversely affected if a regulatory authority believed we had failed to comply with applicable law or regulations.
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
We face risks related to changes in Bermuda law and regulations, and the political environment in Bermuda.
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
Some provisions of our Amended and Restated Bye-Laws may discourage third parties from making unsolicited takeover bids or prevent the removal of our current board of directors and management. In particular, our Bye-Laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares. In addition, our Bye-Laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our capital stock unless otherwise waived at the discretion of the Board. These provisions may have the effect of deterring purchases of large blocks of our common shares or proposals to acquire us, even if our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
The PRA and the FCA regulate the acquisition of control of RSML, our Lloyd’s managing agent, which is authorized under the FSMA. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in a Lloyd’s managing agent or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such Lloyd’s managing agent or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who has significant influence over the management of such Lloyd’s managing agent or its parent company by virtue of its or his shareholding or voting power in either. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
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
The (re)insurance industry, including our competitors, customers and insurance and reinsurance brokers, has been consolidating. Should the market continue to consolidate, there can be no assurance we would remain a leading reinsurer. These consolidated client and competitor enterprises may try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would generally expect to reduce our future underwriting activities, resulting in reduced premiums and a reduction in expected earnings. As the insurance industry consolidates, competition for customers will become more intense and the importance of sourcing and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance. The number of companies offering retrocessional reinsurance may decline. Reinsurance intermediaries could also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. We could also experience more robust competition from larger, better capitalized competitors. Any of the foregoing could adversely affect our business or our results of operations.

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
In recent years, hedge funds, pension funds, endowments, investment banks, investment managers, exchanges and other capital markets participants have been increasingly active in the reinsurance market and markets for related risks, either through the formation of reinsurance companies or the use of other financial products intended to compete with traditional reinsurance. We expect competition from these sources and others to continue to increase over time. It is possible that such new or alternative capital could cause reductions in prices of our products, or reduce the duration or amplitude of attractive portions of the historical market cycles. New entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. Moreover, government-backed entities increasingly represent competition for the coverages we provide directly or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities, thus resulting in reduced premiums and a reduction in expected earnings. We are unable to predict the extent to which the foregoing or other new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.
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
In addition, in 2015, the OECD published its final series of Base Erosion and Profit Shifting (“BEPS”) reports related to its attempt to coordinate multilateral action on international tax rules. The proposed actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda implemented country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management time and resources. Although we believe Bermuda’s implementation of country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes.
The vote by the U.K. to leave the EU could adversely affect our business.
As a result of Brexit, negotiations to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU are ongoing. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K., and the EU, and could impair or adversely affect the ability of the Lloyd’s market, including Syndicate 1458, to transact business in EU countries, particularly in respect of primary or direct insurance business as to which we currently rely on the licensure afforded to syndicates at Lloyd’s for access to EU markets. In addition, these uncertainties could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Property and Casualty and Specialty segments. Our U.S. based subsidiaries lease office space in a number of U.S. locations, including New York, New York, Stamford, Connecticut, Chicago, Illinois and Raleigh, North Carolina. We also lease office space in London, England (U.K.), principally for our Lloyd’s underwriting platform, and in Dublin, Ireland, Singapore and Switzerland. While we believe that our current office space is sufficient for us to conduct our operations, we may expand into additional facilities and new locations to accommodate future growth. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
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
The following table sets forth, for the periods indicated, the high and low prices per share of our common shares as reported in composite NYSE trading:

	Price Range of Common Shares
	High	Low
2017
Fourth Quarter	$141.77	$123.86
Third Quarter	152.00	120.55
Second Quarter	145.62	134.08
First Quarter	150.74	134.62
2016
Fourth Quarter	$137.21	$117.36
Third Quarter	122.97	114.34
Second Quarter	121.38	107.27
First Quarter	120.59	107.47

On February 2, 2018, the last reported sale price for our common shares was $129.90 per share and there were 124 holders of record of our common shares.

PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P&C”), for the five-year period commencing December 31, 2012 and ending December 31, 2017, assuming $100 was invested on December 31, 2012. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2013 through December 31, 2017. As depicted in the graph below, during this period, the cumulative return was (1) 63.3% on our common shares; (2) 108.1% for the S&P 500; and (3) 148.3% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
DIVIDEND POLICY
Since our initial public offering, we have paid dividends on our common shares every quarter and have increased our dividend each year. Our Board of Directors declared regular quarterly dividends to shareholders of $0.32 per common share in 2017 and $0.31 per common share in 2016. On February 8, 2017, RenaissanceRe’s Board of Directors approved an increase in the Company’s quarterly dividend to $0.33 per common share. The declaration and payment of dividends on our common shares are subject to the discretion of the Board and depend on, among other things, our financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by us and our subsidiaries and other factors which the Board may in the future consider to be relevant.

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
ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2017, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$467.3
October 1 - 31, 2017	—	$—	—	$—	—	$—	—
November 1 - 10, 2017	1,212	$139.70	1,212	$139.70	—	$—	—
November 10, 2017 - renewal of authorized share repurchase program of $500.0 million							32.7
Dollar amount available to be repurchased							500.0
November 11 - 31, 2017	—	$—	—	$—	—	$—	—
December 1 - 31, 2017	8,424	$125.59	8,424	$125.59	—	$—	—
Total	9,636	$127.36	9,636	$127.36	—	$—	$500.0

During 2017, pursuant to our publicly announced share repurchase program, we repurchased an aggregate of 1.3 million common shares in open market transactions at an aggregate cost of $188.6 million and an average price of $142.67 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2017. The results of Platinum are included in our consolidated financial data from March 2, 2015. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2017	2016	2015	2014	2013
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$2,797,540	$2,374,576	$2,011,310	$1,550,572	$1,605,412
Net premiums written	1,871,325	1,535,312	1,416,183	1,068,236	1,203,947
Net premiums earned	1,717,575	1,403,430	1,400,551	1,062,416	1,114,626
Net investment income	222,209	181,726	152,567	124,316	208,028
Net realized and unrealized gains (losses) on investments	135,822	141,328	(68,918)	41,433	35,076
Net claims and claim expenses incurred	1,861,428	530,831	448,238	197,947	171,287
Acquisition expenses	346,892	289,323	238,592	144,476	125,501
Operational expenses	160,778	197,749	219,112	190,639	191,105
Underwriting (loss) income	(651,523)	385,527	494,609	529,354	626,733
Net (loss) income	(354,671)	630,048	542,242	686,256	841,768
Net (loss) income (attributable) available to RenaissanceRe common shareholders	(244,770)	480,581	408,811	510,337	665,676
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	(6.15)	11.43	9.28	12.60	14.87
Dividends per common share	1.28	1.24	1.20	1.16	1.12
Weighted average common shares outstanding – diluted	39,854	41,559	43,526	39,968	44,128
Return on average common equity	(5.7)%	11.0%	9.8%	14.9%	20.5%
Combined ratio	137.9%	72.5%	64.7%	50.2%	43.8%

At December 31,	2017	2016	2015	2014	2013
Balance Sheet Data:
Total investments	$9,503,439	$9,316,968	$8,999,068	$6,743,750	$6,821,712
Total assets	15,226,131	12,352,082	11,555,287	8,202,307	8,177,651
Reserve for claims and claim expenses	5,080,408	2,848,294	2,767,045	1,412,510	1,563,730
Unearned premiums	1,477,609	1,231,573	889,102	512,386	477,888
Debt	989,623	948,663	960,495	248,279	247,950
Capital leases	26,387	26,073	26,463	26,817	27,138
Preference shares	400,000	400,000	400,000	400,000	400,000
Total shareholders’ equity attributable to RenaissanceRe	4,391,375	4,866,577	4,732,184	3,865,715	3,904,384
Common shares outstanding	40,024	41,187	43,701	38,442	43,646
Book value per common share	$99.72	$108.45	$99.13	$90.15	$80.29
Accumulated dividends	18.00	16.72	15.48	14.28	13.12
Book value per common share plus accumulated dividends	$117.72	$125.17	$114.61	$104.43	$93.41
Change in book value per common share plus change in accumulated dividends	(6.9)%	10.7%	11.3%	13.7%	19.5%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2017 compared to 2016 and 2016 compared to 2015, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2017. The results of Platinum are included in our results of operations from March 2, 2015. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, Switzerland, the U.K., and the U.S. Our operating subsidiaries include Renaissance Reinsurance, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S., Renaissance Reinsurance of Europe and Syndicate 1458. We also underwrite reinsurance on behalf of joint ventures, including Top Layer Re, Upsilon RFO, Fibonacci Re and DaVinci. In addition, through Medici, we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, including organic growth and our acquisition of Platinum on March 2, 2015, we have expanded our casualty and specialty platform and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
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
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created and managed, and continue to manage, multiple capital vehicles across a number of jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, notwithstanding the impact of the write-down of a portion of our deferred tax asset in the fourth quarter of 2017 associated with the adoption of the Tax Bill. In the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
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
The following table summarizes our claims and claim expense reserves by line of business, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2017	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

At December 31, 2016
(in thousands)
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2017	2016	2015
(in thousands)
Net reserves as of January 1	$2,568,730	$2,632,519	$1,345,816
Net incurred related to:
Current year	1,902,424	694,957	610,685
Prior years	(40,996)	(164,126)	(162,447)
Total net incurred	1,861,428	530,831	448,238
Net paid related to:
Current year	450,527	83,015	95,747
Prior years	524,298	506,279	425,565
Total net paid	974,825	589,294	521,312
Amounts acquired (1)	—	—	1,394,117
Foreign exchange	38,445	(5,326)	(34,340)
Net reserves as of December 31	3,493,778	2,568,730	2,632,519
Reinsurance recoverable as of December 31	1,586,630	279,564	134,526
Gross reserves as of December 31	$5,080,408	$2,848,294	$2,767,045

(1)	Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2017	2016	2015
(in thousands)	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(45,596)	$(104,876)	$(93,786)
Casualty and Specialty	6,183	(58,140)	(67,791)
Other	(1,583)	(1,110)	(870)
Total favorable development of prior accident years net claims and claim expenses	$(40,996)	$(164,126)	$(162,447)

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
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2017 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2017.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$852,500	$754,840	$754,393	$750,523	$716,537	$701,522	$692,225	$684,834	$683,757	$683,374
2009	—	224,928	169,191	149,830	143,232	138,899	139,676	138,948	139,167	138,732
2010	—	—	632,510	584,878	550,608	555,419	576,079	580,084	590,023	592,679
2011	—	—	—	1,286,890	1,221,811	1,170,141	1,118,651	1,098,124	1,066,200	1,063,035
2012	—	—	—	—	438,548	345,168	312,216	294,400	276,236	265,058
2013	—	—	—	—	—	230,355	200,105	177,533	155,384	143,823
2014	—	—	—	—	—	—	184,076	155,335	147,610	143,419
2015	—	—	—	—	—	—	—	227,093	196,094	177,296
2016	—	—	—	—	—	—	—	—	254,595	256,759
2017	—	—	—	—	—	—	—	—	—	1,345,006
Total										$4,809,181

Our initial and subsequent estimates of incurred claims and claim expenses are impacted by available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, incurred claims and claim expenses associated with our 2011 accident year have developed favorably by $223.9 million, which is 17.4% better than our initial estimates of incurred claims and claim expenses for the 2011 accident year estimated as of December 31, 2011. This was largely driven by reductions in estimated ultimate claims and claim expenses associated with a number of large catastrophe events that occurred in 2011, including the Tohoku Earthquake, a number of large tornadoes in the U.S., the Australian Floods, Hurricane Irene and the Thailand Floods. In comparison, while net claims and claim expenses associated with the 2010 accident year initially developed favorably, it has experienced adverse development in the outer years. The adverse development in the outer years was driven by a deterioration in expected net claims and claim expenses associated with the 2010 New Zealand Earthquake as new and additional claims information was received. The 2010 New Zealand Earthquake has complex issues associated with establishing estimates of incurred claims and claim expenses, including the magnitude and relative infrequency of the event, the expected duration of the respective claims development period and inadequacies in the data provided by industry participants on the relevant date.
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
Sensitivity Analysis
The table below shows the impact on our gross reserve for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2017 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from catastrophic events. In addition, we flex the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, which contracts have been exposed to the catastrophic event and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the catastrophic events occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net loss and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2017	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2017	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2017	% Impact of Change on Net Loss for the Year Ended December 31, 2017	% Impact of Change on Shareholders’ Equity at December 31, 2017
Higher	$2,785,693	$299,303	5.9%	84.4%	(6.8)%
Recorded	2,486,390	—	—%	—%	—%
Lower	2,274,764	(211,626)	(4.2)%	(59.7)%	4.8%

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
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses and two key assumptions include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2017 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2017.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$606,936	$666,976	$647,574	$632,855	$594,409	$586,726	$574,106	$571,349	$555,648	$557,742
2009	—	486,114	476,417	478,841	445,904	424,951	402,977	394,649	389,526	392,791
2010	—	—	384,412	390,968	377,333	341,729	320,140	306,913	305,178	301,371
2011	—	—	—	383,832	382,462	353,191	322,719	315,132	308,969	298,395
2012	—	—	—	—	429,127	428,199	397,907	389,384	379,366	393,122
2013	—	—	—	—	—	394,726	364,686	340,733	321,910	307,161
2014	—	—	—	—	—	—	480,527	462,282	458,038	443,140
2015	—	—	—	—	—	—	—	415,884	435,465	457,652
2016	—	—	—	—	—	—	—	—	430,365	434,713
2017	—	—	—	—	—	—	—	—	—	556,303
Total										$4,142,390

As each underwriting year has developed, our estimated expected incurred claims and claim expenses have changed. As an example, our re-estimated incurred claims and claim expenses decreased for the 2013 accident year from the initial estimates. This decrease was principally driven by actual reported and paid net claims and claim expenses associated with the 2013 accident year coming in less than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this accident year. In comparison, the 2015 accident year has developed adversely compared to our initial estimates of incurred claims and claim expenses and our current estimates are higher than our initial estimates. The increase in incurred claims and claim expenses for the 2015 accident year is due to the deterioration of a number of large losses in our general liability line of business.
The reserving methodology for our Casualty and Specialty segment is weighted more heavily to our initial estimate in the early periods immediately following the contracts’ inception through the use of the expected loss ratio method. The expected loss ratio method estimates the incurred losses by multiplying the initial expected loss ratio by the earned premium. Under the expected loss ratio method, no reliance is placed on the development of claims and claim expenses. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment. We generally make adjustments for reported loss experience indicating unfavorable variances from the initial expected loss ratio sooner than reported loss experience indicating favorable variances as reporting of losses in excess of expectations tends to have greater credibility than an absence of or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are typically based on the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson method is weighted more heavily to claims and claim expenses development experience. If there is adverse development of prior accident years claims and claim expenses, we generally select the Bornheutter-Ferguson method to ensure the claim experience is considered in the determination of our estimated claims and claim expenses with the associated business. If we believe we lack the claims experience in the early stages of development of a line of business, we may not select the Bornheutter-Ferguson method until such time as we believe there is greater credibility in the expected level of reported losses. As prior accident years claims and claim expenses development experience becomes credible, the Bornhuetter-Ferguson method is generally selected which places greater weight on this experience as it develops. The Bornhuetter-Ferguson method estimates our expected ultimate claims and claim expenses by applying our initial estimated loss ratio to our undeveloped premium, and adding the reported losses to the estimate. The impact of these methodologies can be observed in the table above. For example, the 2011 accident year has experienced favorable development on prior accident years net claims and claim expenses for each subsequent calendar year-end. However, the favorable development experienced in the first few years was lower than the favorable development experienced in subsequent calendar years where the reserving methodology used changed to the Bornhuetter-Ferguson method as the experience became more credible.
Sensitivity Analysis
The table below quantifies the impact on our gross reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2017 of a reasonable range of possible outcomes in the actuarial assumptions used to estimate our December 31, 2017 claims and claim expense reserves within our Casualty and Specialty segment. The table quantifies a reasonable range of possible outcomes in our initial estimated gross ultimate claims and claim expense ratios and estimated loss reporting patterns. The changes to the initial estimated ultimate claims and claim expense ratios represent percentage increases or decreases to our current estimated ultimate claims and claim expense ratios. The change to the reporting patterns represent claims reporting that is both faster and slower than our current estimated claims reporting patterns. The impact on net loss and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Casualty and Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands,except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2017	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2017	% Impact of Change on Net Loss for the Year Ended December 31, 2017	% Impact of Change on Shareholders’ Equity at December 31, 2017
Increase expected claims and claim expense ratio by 10%	Slower reporting	$335,256	6.6%	94.5%	(7.6)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	176,061	3.5%	49.6%	(4.0)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	21,635	0.4%	6.1%	(0.5)%
Expected claims and claim expense ratio	Slower reporting	144,723	2.8%	40.8%	(3.3)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(140,387)	(2.8)%	(39.6)%	3.2%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	(45,810)	(0.9)%	(12.9)%	1.0%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(176,061)	(3.5)%	(49.6)%	4.0%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(302,409)	(6.0)%	(85.3)%	6.9%

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
Other
Included in the Other category are the remnants of our former Bermuda-based insurance operations. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and proportional reinsurance with respect to risks including: (1) commercial property, which principally included catastrophe-exposed commercial property products; (2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and (3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $18.5 million at December 31, 2017 (2016 - $25.4 million).
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
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. At December 31, 2017, our reinsurance recoverable balance was $1.6 billion (2016 - $279.6 million). Of this amount, 54.5% is fully collateralized by our reinsurers, 44.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2016 - 47.3%, 52.6% and 0.1%, respectively). The increase in our reinsurance recoverable balance during 2017 was primarily the result of reinsurance recoverables related to Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake (the “Q3 2017 Catastrophe Events”), the wildfires in California during the fourth quarter of 2017 (the “Q4 2017 California Wildfires”) and losses associated with aggregate loss contracts (“2017 Aggregate Losses”). The reinsurers with the three largest balances accounted for 10.4%, 7.5% and 7.3%, respectively, of our reinsurance recoverable balance at December 31, 2017 (2016 - 27.1%, 19.9% and 7.7%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.0 million at December 31, 2017 (2016 - $4.2 million). The three largest company-specific components of the valuation allowance represented 11.1%, 9.2% and 8.4%, respectively, of our total valuation allowance at December 31, 2017 (2016 - 27.1%, 17.9% and 5.6%, respectively).
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
At December 31, 2017, we classified $2.5 million and $5.5 million of our other assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 0.0% and 0.1% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets acquired are initially recorded at fair value. Subsequent to initial recognition, finite lived other intangible assets are amortized over their estimated useful life, subject to impairment, and goodwill and indefinite lived other intangible assets are carried at the lower of cost or fair value, subject to impairment. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in our consolidated statements of operations.
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values. In connection with the acquisition of Platinum, we recognized identifiable finite lived intangible assets of $75.2 million, which are being amortized over a weighted average period of 8 years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in “Note 3. Acquisition of Platinum in our

Notes to the Consolidated Financial Statements”. Intangible assets with definite lives will be amortized over their estimated useful lives. In addition, we recognized goodwill of $191.7 million primarily attributable to Platinum’s workforce and synergies expected to result upon the integration of Platinum into our operations. There were no other adjustments to carried goodwill during the period ended December 31, 2017 reflected on our consolidated balance sheet at December 31, 2017. Goodwill resulting from the acquisition of Platinum will not be amortized but instead will be tested for impairment at least annually, as outlined below (more frequently if certain indicators are present). Goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill and other intangible assets.
We assess goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, we assess qualitative factors to determine if events or circumstances exist that would lead us to conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we do not perform a quantitative evaluation. Should we determine that a quantitative analysis is required, we will first determine the fair value of the reporting unit and compare that with the carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, then goodwill is not considered impaired and no further analysis is required. If the carrying amount of a reporting unit exceeds its fair value, we then proceed to determine the amount of the impairment charge, if any. There are many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and a related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. In the event we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. As at December 31, 2017, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $197.6 million of goodwill (2016 - $197.6 million) and $45.6 million of other intangible assets (2016 - $53.6 million). Impairment charges related to these balances were $Nil during the year ended December 31, 2017 (2016 - $Nil, 2015 - $Nil). In the future, it is possible we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2017, we had $102.0 million (2016 - $124.2 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $7.8 million of goodwill and $8.9 million of other intangible assets (2016 – $7.8 million and $11.9 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2017, we recorded $Nil (2016 - $Nil, 2015 - $5.6 million) of other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under the equity method. Refer to “Note 4. Goodwill and Other Intangible Assets in our Notes to the Consolidated Financial Statements” for additional information.
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
As a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Bill, which was enacted on December 22, 2017, the Company recorded a $36.7 million write-down of its deferred tax asset during the fourth quarter of 2017.
At December 31, 2017, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $86.7 million (2016 - $98.9 million) and $30.0 million (2016 - $18.8 million), respectively (see “Note 15. Taxation in our Notes to the Consolidated Financial Statements” for additional information).  At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. Losses incurred within our U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. We reassess our valuation allowance on a quarterly basis and commencing with our reassessment effective December 31, 2011, we determined that it is more likely than not that we would not be able to recover our U.S. net deferred tax asset and as a result, recognized a full valuation allowance in the fourth quarter of 2011. We concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 based on the relevant evidence during that time period, primarily that we remained in a cumulative GAAP taxable loss position for this period, among other facts. At December 31, 2014, the U.S. valuation allowance was $48.4 million. In the first quarter of 2015, as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum, we determined it was more likely than not we would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.4 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of our U.S.-based operations (including the entities acquired) along with the long term expected profits of the combined operations. A valuation allowance continues to be provided against deferred tax assets in the majority of our Ireland, U.K., and Singapore operations as these operations have produced historical GAAP taxable losses, among other facts.
We have unrecognized tax benefits of $Nil as of December 31, 2017 (2016 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2017, interest and penalties accrued on unrecognized tax benefits were $Nil (2016 - $Nil). Income tax returns filed for tax years 2014 through 2016, 2013 through 2016, 2016, and 2013 through 2016, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2017	2016	2015
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$2,797,540	$2,374,576	$2,011,310
Net premiums written	$1,871,325	$1,535,312	$1,416,183
Net premiums earned	$1,717,575	$1,403,430	$1,400,551
Net claims and claim expenses incurred	1,861,428	530,831	448,238
Acquisition expenses	346,892	289,323	238,592
Operational expenses	160,778	197,749	219,112
Underwriting (loss) income	$(651,523)	$385,527	$494,609

Net investment income	$222,209	$181,726	$152,567
Net realized and unrealized gains (losses) on investments	135,822	141,328	(68,918)
Change in net unrealized gains on fixed maturity investments available for sale	—	(1,870)	(1,243)
Total investment result	$358,031	$321,184	$82,406

Net (loss) income	$(354,671)	$630,048	$542,242
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$480,581	$408,811

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(6.15)	$11.43	$9.28
Dividends per common share	$1.28	$1.24	$1.20

Key ratios
Net claims and claim expense ratio – current accident year	110.8%	49.5%	43.6%
Net claims and claim expense ratio – prior accident years	(2.4)%	(11.7)%	(11.6)%
Net claims and claim expense ratio – calendar year	108.4%	37.8%	32.0%
Underwriting expense ratio	29.5%	34.7%	32.7%
Combined ratio	137.9%	72.5%	64.7%

Return on average common equity	(5.7)%	11.0%	9.8%

Book value	December 31, 2017	December 31, 2016	December 31, 2015
Book value per common share	$99.72	$108.45	$99.13
Accumulated dividends per common share	18.00	16.72	15.48
Book value per common share plus accumulated dividends	$117.72	$125.17	$114.61
Change in book value per common share plus change in accumulated dividends	(6.9)%	10.7%	11.3%

Balance sheet highlights	December 31, 2017	December 31, 2016	December 31, 2015
Total assets	$15,226,131	$12,352,082	$11,555,287
Total shareholders’ equity attributable to RenaissanceRe	$4,391,375	$4,866,577	$4,732,184

Results of operations for 2017 compared to 2016.
Net loss attributable to RenaissanceRe common shareholders was $244.8 million in 2017, compared to net income available to RenaissanceRe common shareholders of $480.6 million in 2016, a decrease of $725.4 million. As a result of our net loss attributable to RenaissanceRe common shareholders in 2017, our annualized return on average common equity was negative 5.7% and our book value per common share decreased from $108.45 at December 31, 2016 to $99.72 at December 31, 2017, a 6.9% decrease, after considering the change in accumulated dividends paid to our common shareholders, and the impact of repurchasing an aggregate of 1.3 million common shares in open market transactions.
The most significant events affecting our financial performance during 2017, on a comparative basis to 2016, include:

•
Underwriting Loss - Primarily as a result of Q3 2017 Catastrophe Events”), the Q4 2017 California Wildfires and the 2017 Aggregate Losses, we incurred an underwriting loss of $651.5 million and a combined ratio of 137.9% in 2017, compared to generating underwriting income of $385.5 million and a combined ratio of 72.5%, respectively, in 2016. Our underwriting loss in 2017 was comprised of an underwriting loss of $574.9 million in our Property segment, and an underwriting loss of $78.2 million in our Casualty and Specialty segment.

The Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses resulted in $959.8 million of underwriting losses in our Property segment, or 110.5 percentage points on its combined ratio in 2017, and $29.4 million of underwriting losses in our Casualty and Specialty segment, or 3.7 percentage points on its combined ratio in 2017. See below for additional information regarding the net negative impact of the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Income Tax Expense - we recognized $26.5 million of income tax expense in 2017, compared to $0.3 million in 2016, representing a $26.1 million increase in income tax expense. The increase in income tax expense was principally driven by a write-down of a portion of our deferred tax asset during the fourth quarter of 2017 of $36.7 million as a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Bill, which was enacted on December 22, 2017. Partially offsetting this income tax expense was an income tax benefit associated with pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses in 2017, compared to pre-tax GAAP income in our U.S.-based operations in 2016; partially offset by

•
Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $132.3 million in 2017, compared to net income attributable to redeemable noncontrolling interests of $127.1 million in 2016. The decrease was principally due to significant underwriting losses associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses incurred by DaVinciRe, and a decrease in our ownership in DaVinciRe to 22.1% at December 31, 2017, compared to 24.0% at December 31, 2016; and

•
Investment Results - our total investment result, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, was $358.0 million in 2017, compared to $321.2 million in 2016, an increase of $36.8 million. Our fixed maturity investment portfolio generated higher net investment income during 2017, compared to 2016, principally driven by higher average invested assets and the impact of interest rate increases during the current year. In addition, the Company’s portfolio of other investments experienced higher returns during 2017, compared to 2016, principally driven by its private equity investments. We also experienced a $24.2 million increase in net realized and unrealized gains on equity investments trading driven by positive returns in the global equity markets, combined with the strong performance of a number of our equity positions.

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
Net Negative Impact
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost and earned profit commissions and redeemable noncontrolling interest. Our estimates of net negative impact are based on a review of our potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Our actual net negative impact from these events, both individually and in the aggregate, will vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
Meaningful uncertainty regarding the estimates and the nature and extent of the losses from the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses remains, driven by the magnitude and recent occurrence of each event, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. In addition, seismic events generally have longer development periods than windstorm events, which may be amplified in certain instances by dynamics such as the risk of geological liquefaction and the potential for uncertainty in claims adjudication.
The financial data below provides additional details regarding the net negative impact of the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses on our consolidated financial statements in 2017.

Year ended December 31, 2017	Q3 2017 Catastrophe Events	Q4 2017 California Wildfires	2017 Aggregate Losses	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(820,608)	$(167,749)	$(177,938)	$(1,166,295)
Reinstatement premiums earned	166,609	12,065	1,500	180,174
Ceded reinstatement premiums earned	(34,455)	(565)	—	(35,020)
Earned profit commissions	22,378	1,865	7,701	31,944
Net negative impact on underwriting result	(666,076)	(154,384)	(168,737)	(989,197)
Redeemable noncontrolling interest - DaVinciRe	161,735	50,367	56,850	268,952
Net negative impact	$(504,341)	$(104,017)	$(111,887)	$(720,245)
Percentage point impact on consolidated combined ratio	38.8	8.8	9.8	59.4

Net negative impact on Property segment underwriting result	$(636,641)	$(154,384)	$(168,737)	$(959,762)
Net negative impact on Casualty and Specialty segment underwriting result	(29,435)	—	—	(29,435)
Net negative impact on underwriting result	$(666,076)	$(154,384)	$(168,737)	$(989,197)

The financial data below provides additional details regarding the net negative impact of the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew in 2016.

Year ended December 31, 2016	Fort McMurray Wildfire	2016 Texas Events	Hurricane Matthew	Total
(in thousands, except percentages)
Net claims and claim expenses incurred	$(23,961)	$(38,502)	$(60,117)	$(122,580)
Assumed reinstatement premiums earned	5,143	6,891	9,945	21,979
Lost profit commissions	(330)	(1,172)	(824)	(2,326)
Net negative impact on underwriting result	(19,148)	(32,783)	(50,996)	(102,927)
Redeemable noncontrolling interest - DaVinciRe	3,404	5,675	6,519	15,598
Net negative impact	$(15,744)	$(27,108)	$(44,477)	$(87,329)
Percentage point impact on consolidated combined ratio	1.4	2.5	3.8	7.9

Net negative impact on Property segment underwriting result	$(18,956)	$(32,783)	$(49,271)	$(101,010)
Net negative impact on Casualty and Specialty segment underwriting result	(192)	—	(1,725)	(1,917)
Net negative impact on underwriting result	$(19,148)	$(32,783)	$(50,996)	$(102,927)

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2017	2016	2015
(in thousands, except percentages)
Gross premiums written	$1,440,437	$1,111,263	$1,072,159
Net premiums written	$978,014	$725,321	$726,145
Net premiums earned	$931,070	$720,951	$805,985
Net claims and claim expenses incurred	1,297,985	151,545	128,290
Acquisition expenses	113,816	97,594	94,249
Operational expenses	94,194	108,642	118,666
Underwriting (loss) income	$(574,925)	$363,170	$464,780

Net claims and claim expenses incurred – current accident year	$1,343,581	$256,421	$222,076
Net claims and claim expenses incurred – prior accident years	(45,596)	(104,876)	(93,786)
Net claims and claim expenses incurred – total	$1,297,985	$151,545	$128,290

Net claims and claim expense ratio – current accident year	144.3%	35.6%	27.6%
Net claims and claim expense ratio – prior accident years	(4.9)%	(14.6)%	(11.7)%
Net claims and claim expense ratio – calendar year	139.4%	21.0%	15.9%
Underwriting expense ratio	22.3%	28.6%	26.4%
Combined ratio	161.7%	49.6%	42.3%

Property Gross Premiums Written
In 2017, our Property segment gross premiums written increased by $329.2 million, or 29.6%, to $1,440.4 million, compared to $1,111.3 million in 2016. Included in gross premiums written in the Property segment in 2017 were $175.1 million of reinstatement premiums written primarily associated with the Q3 2017 Catastrophe Events and Q4 2017 California Wildfires, compared to 2016 which included $21.4 million of reinstatement premiums written associated with the Fort McMurray Wildfire, 2016 Texas Events and Hurricane Matthew.
Gross premiums written in the catastrophe class of business were $1,104.4 million in 2017, an increase of $220.1 million, or 24.9%, compared to 2016. Included in gross premiums written in the catastrophe class of business in 2017 were $172.4 million of reinstatement premiums written primarily associated with the Q3 2017 Catastrophe Events and Q4 2017 California Wildfires, compared to 2016 which included $21.4 million of reinstatement premiums written associated with the Fort McMurray Wildfire, 2016 Texas Events and Hurricane Matthew. Overall, market conditions remained challenging during 2017 in the catastrophe class of business. However, we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes and enter into certain new contracts following the occurrence of the Q3 2017 Catastrophe Events, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Certain of these contracts are for partial periods of an original exposure period.
Gross premiums written in the other property class of business were $336.0 million in 2017, an increase of $109.1 million, or 48.1%, compared to 2016. The increase in gross premiums written in the other property class of business were driven in large part by proportional and delegated authority business where we were able to increase our participation on a select number of transactions and enter into certain new transactions we believe have comparably attractive risk-return attributes.

In 2016, our Property segment gross premiums written increased by $39.1 million, or 3.6%, to $1,111.3 million, compared to $1,072.2 million in 2015. Market conditions remained challenging during 2016, resulting in decreased gross premiums written on certain programs and transactions. However, we were able to increase our participation on a select number of transactions we believe had comparably attractive risk-return attributes, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Included in gross premiums written in the Property segment in 2016 was $21.4 million of reinstatement premiums associated with the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew.
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
Property Ceded Premiums Written

Year ended December 31,	2017	2016	2015
(in thousands)
Ceded premiums written - Property	$462,423	$385,942	$346,014

Ceded premiums written in our Property segment increased $76.5 million to $462.4 million in 2017, compared to $385.9 million in 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio and $32.8 million of ceded reinstatement premiums written associated with the Q3 2017 Catastrophe Events and Q4 2017 California Wildfires.
Ceded premiums written in our Property segment increased $39.9 million to $385.9 million in 2016, compared to $346.0 million in 2015, primarily reflecting increased purchases of retrocessional reinsurance as part of our management of our risk portfolio.
Due to the potential volatility of the reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Property segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, in future periods we may utilize the growing market for insurance-linked securities to expand our purchases of retrocessional reinsurance if we find the pricing and terms of such coverages attractive.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $574.9 million in 2017, compared to generating underwriting income of $363.2 million in 2016, a decrease of $938.1 million. In 2017, our Property segment generated a net claims and claim expense ratio of 139.4%, an underwriting expense ratio of 22.3% and a combined ratio of 161.7%, compared to 21.0%, 28.6% and 49.6%, respectively, in 2016.
Principally impacting our Property segment underwriting result and combined ratio in 2017 were the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses, which resulted in an underwriting loss of $959.8 million and added 110.5 percentage points to the combined ratio. The underwriting result and combined ratio in 2016 were impacted by the 2016 Texas Events, the Fort McMurray Wildfire and Hurricane Matthew, which resulted in $101.0 million of underwriting losses and added 17.9 percentage points to our Property segment combined ratio. Partially offsetting the impact of the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses was a 6.3 percentage point decrease in the underwriting expense ratio, from 28.6% in 2016 to 22.3% in 2017, driven in part by a decrease in operating expenses reflecting lower compensation expenses, combined with an increase in net premiums earned driven in large part by the reinstatement premiums written noted above.
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $45.6 million, or 4.9 percentage points, in 2017, compared to $104.9 million, or 14.6 percentage points, in 2016. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
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
Included in net claims and claim expenses in the Property segment in 2016 was an aggregate of $120.1 million associated with the Fort McMurray Wildfire, the 2016 Texas Events and Hurricane Matthew. The net negative impact of these events on the Property segment underwriting result was $101.0 million, and these events added 17.9 percentage points to the Property segment combined ratio.
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $104.9 million, or 14.6 percentage points, in 2016, compared to $93.8 million, or 11.7 percentage points, in 2015. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Property Profit Commissions and Fees

Year ended December 31,	2017	2016	2015
(in thousands)
Profit commissions and fees	$88,789	$68,346	$61,923
Decrease in underwriting expense ratio	9.5%	9.5%	7.7%
Net impact of profit commissions and fees	$69,364	$112,227	$106,722

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $69.4 million in 2017, compared to $112.2 million in 2016. Included in profit commissions and fees and net impact of profit commissions and fees in 2017 was a true-up of profit commissions associated with DaVinci reflecting the impact of the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses on the year-to-date results of operations of DaVinci. This was partially offset by the reversal of profit commissions previously booked on various quota share retrocession agreements, also as a result of the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses. The true-up of profit commissions associated with DaVinci was reflected in acquisition expenses, and was offset in net loss attributable to noncontrolling interests in our consolidated statement of operations, resulting in no net earnings impact to us from these transactions.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2017	2016	2015
(in thousands, except percentages)
Gross premiums written	$1,357,110	$1,263,313	$939,241
Net premiums written	$893,307	$809,848	$690,086
Net premiums earned	$786,501	$682,337	$594,614
Net claims and claim expenses incurred	565,026	380,396	320,818
Acquisition expenses	233,077	191,729	144,095
Operational expenses	66,548	88,984	100,180
Underwriting (loss) income	$(78,150)	$21,228	$29,521

Net claims and claim expenses incurred – current accident year	$558,843	$438,536	$388,609
Net claims and claim expenses incurred – prior accident years	6,183	(58,140)	(67,791)
Net claims and claim expenses incurred – total	$565,026	$380,396	$320,818

Net claims and claim expense ratio – current accident year	71.1%	64.3%	65.4%
Net claims and claim expense ratio – prior accident years	0.7%	(8.6)%	(11.4)%
Net claims and claim expense ratio – calendar year	71.8%	55.7%	54.0%
Underwriting expense ratio	38.1%	41.2%	41.0%
Combined ratio	109.9%	96.9%	95.0%

Casualty and Specialty Gross Premiums Written – In 2017, our Casualty and Specialty segment gross premiums written increased $93.8 million, or 7.4%, to $1,357.1 million, compared to $1,263.3 million in 2016. The $93.8 million increase was principally due to selective growth from existing business and private placements within certain of our casualty lines of business, partially offset by a decrease in financial lines of business primarily as a result of a large, in-force multi-year mortgage reinsurance contract written in 2016, that did not reoccur in 2017. Financial lines of business, and more specifically, mortgage reinsurance, are prone to significant gross premiums written volatility and can be influenced by a small number of relatively large transactions.
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

Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2017	2016	2015
(in thousands)
Ceded premiums written - Casualty and Specialty	$463,803	$453,465	$249,155

Ceded premiums written in our Casualty and Specialty segment increased $10.3 million, to $463.8 million, in 2017, compared to $453.5 million in 2016, primarily as a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs utilized as part of the management of our risk portfolio.
Ceded premiums written in our Casualty and Specialty segment increased $204.3 million to $453.5 million in 2016, compared to $249.2 million in 2015, primarily reflecting increased purchases of retrocessional reinsurance as part of our management of our risk portfolio.
As in our Property segment, the buying of ceded reinsurance in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $78.2 million in 2017, compared to underwriting income of $21.2 million in 2016. In 2017, our Casualty and Specialty segment generated a combined ratio of 109.9%, compared to 96.9% in 2016. The increase in the Casualty and Specialty segment’s combined ratio was driven by a 16.1 percentage point increase in the net claims and claim expense ratio, from 55.7% in 2016 to 71.8% in 2017. Offsetting the increase in the net claims and claim expenses ratio was a 3.1 percentage point decrease in the underwriting expense ratio, from 41.2% in 2016 to 38.1% in 2017, driven in part by a decrease in operating expenses reflecting lower compensation expenses, combined with an increase in net premiums earned as we selectively grew the business.
Current accident year net claims and claim expenses in the Casualty and Specialty segment were primarily impacted by net claims and claim expenses from the Q3 2017 Catastrophe Events, combined with higher attritional net claims and claim expenses.
Our Casualty and Specialty segment experienced adverse development on prior accident years net claims and claim expenses of $6.2 million, or 0.7 percentage points, during 2017, compared to favorable development of $58.1 million, or 8.6 percentage points, in 2016. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Our Casualty and Specialty segment generated underwriting income of $21.2 million in 2016, compared to $29.5 million in 2015. In 2016, our Casualty and Specialty segment generated a net claims and claim expense ratio of 55.7%, an underwriting expense ratio of 41.2% and a combined ratio of 96.9%, compared to 54.0%, 41.0% and 95.0%, respectively, in 2015.
Impacting our Casualty and Specialty segment combined ratio in 2016 was a 1.7 percentage point increase in the net claims and claim expense, compared to 2015, principally driven by a decrease in favorable development on prior accident years net claims and claim expenses of $9.7 million. The favorable development on prior accident years net claims and claim expenses of $58.1 million in 2016 was principally driven by actual reported losses coming in better than expected and $5.5 million of favorable development associated with actuarial assumption changes. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 8. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.

Casualty and Specialty Profit Commissions and Fees

Year ended December 31,	2017	2016	2015
(in thousands, except percentages)
Profit commissions and fees	$26,439	$31,950	$8,726
Decrease in underwriting expense ratio	3.4%	4.7%	1.5%

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
Net Investment Income

Year ended December 31,	2017	2016	2015
(in thousands)
Fixed maturity investments	$179,624	$160,661	$134,800
Short term investments	11,082	5,127	1,227
Equity investments trading	3,628	4,235	8,346
Other investments
Private equity investments	33,999	6,155	9,455
Other	8,067	20,181	12,472
Cash and cash equivalents	1,196	788	467
	237,596	197,147	166,767
Investment expenses	(15,387)	(15,421)	(14,200)
Net investment income	$222,209	$181,726	$152,567

Net investment income was $222.2 million in 2017, compared to $181.7 million in 2016, an increase of $40.5 million. Impacting our net investment income for 2017 were improved returns in our portfolio of private equity investments and higher net investment income in our portfolio of fixed maturity investments primarily driven by higher average invested assets, partially offset by lower unrealized gains in our other investment portfolio, specifically our catastrophe bond portfolio, which was impacted by a number of large catastrophe events occurring in 2017.
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
Low interest rates in previous periods have lowered the yields at which we invest our assets relative to historical levels. More recently however, increases in interest rates could have a longer-term positive impact on our future investment income when compared to prior periods.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $24.7 million, $11.5 million and $10.4 million in 2017, 2016 and 2015, respectively.

Net Realized and Unrealized Gains (Losses) on Investments

Year ended December 31,	2017	2016	2015
(in thousands)
Gross realized gains	$49,121	$72,739	$50,488
Gross realized losses	(38,832)	(38,315)	(53,630)
Net realized gains (losses) on fixed maturity investments	10,289	34,424	(3,142)
Net unrealized gains (losses) on fixed maturity investments trading	8,479	26,954	(64,908)
Net realized and unrealized (losses) gains on investments-related derivatives	(2,490)	(15,414)	5,443
Net realized gains on equity investments trading	80,027	14,190	16,348
Net unrealized gains (losses) on equity investments trading	39,517	81,174	(22,659)
Net realized and unrealized gains (losses) on investments	$135,822	$141,328	$(68,918)

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
Net realized and unrealized gains on investments were $135.8 million in 2017, compared to $141.3 million in 2016, a decrease of $5.5 million. Included in our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on equity investments trading of $119.5 million in 2017, compared to $95.4 million in 2016, an improvement of $24.2 million, principally driven by positive returns in the global equity markets, combined with the strong performance of a number of our equity positions in 2017;

•
net realized and unrealized gains on our fixed maturity investments trading of $18.8 million in 2017, compared to $61.4 million in 2016. The $42.6 million decrease was principally the result of lower unrealized gains driven by an upward shift of the front end of the yield curve in 2017, compared to 2016 which experienced a more modest upward shift in the yield curve; and

•
net realized and unrealized losses on certain investments-related derivatives of $2.5 million in 2017, compared to losses of $15.4 million in 2016, an improvement of $12.9 million, primarily due to the yield curve movements noted above.

Net realized and unrealized gains on investments were $141.3 million in 2016, compared to net realized and unrealized losses on investments of $68.9 million in 2015, an increase of $210.2 million. Impacting our net realized and unrealized gains on investments were:

•
net realized and unrealized gains on our fixed maturity investments trading of $61.4 million in 2016, compared to losses of $68.1 million in 2015, which was positively impacted by a significant credit spread tightening during 2016, partially offset by $15.4 million net realized and unrealized losses on certain investments-related derivatives primarily driven by changes in the yield curve that occurred during 2016; and

•
net realized and unrealized gains on equity investments trading of $95.4 million in 2016, compared to net realized and unrealized losses of $6.3 million in 2015, an improvement of $101.7 million, principally driven by the strong performance of a number of our larger equity positions in 2016.

Net Foreign Exchange Gains (Losses)

Year ended December 31,	2017	2016	2015
(in thousands)
Total foreign exchange gains (losses)	$10,628	$(13,788)	$(3,051)

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
Equity in Earnings of Other Ventures

Year ended December 31,	2017	2016	2015
(in thousands)
Top Layer Re	$9,851	$(8,576)	$8,026
Tower Hill Companies	(1,647)	10,379	13,116
Other	(174)	(840)	(661)
Total equity in earnings of other ventures	$8,030	$963	$20,481

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
Equity in earnings of other ventures was $8.0 million in 2017, compared to $1.0 million in 2016, an increase of $7.1 million. The increase in equity in earnings of other ventures was driven in part by Top Layer Re, which returned to profitability in 2017 following the activity of 2016 as described below. Partially offsetting the equity in earnings from Top Layer Re was equity in losses of the Tower Hill Companies of $1.6 million in 2017, compared to earnings of $10.4 million in 2016, a decrease of $12.0 million, principally due to losses associated with certain catastrophe events occurring in 2017 impacting the profitability of the Tower Hill Companies.
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

Other Income

Year ended December 31,	2017	2016	2015
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$8,655	$14,246	$12,534
Other	760	(68)	938
Total other income	$9,415	$14,178	$13,472

In 2017, we generated other income of $9.4 million, compared to $14.2 million in 2016, a decrease of $4.8 million, driven by a reduction in assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
In 2016, we generated other income of $14.2 million, compared to other income of $13.5 million in 2015, with the increase driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Year ended December 31,	2017	2016	2015
(in thousands)
Total corporate expenses	$18,572	$37,402	$76,514

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense.
Corporate expenses decreased $18.8 million, to $18.6 million, in 2017, compared to $37.4 million in 2016, primarily reflecting $15.4 million of expenses related to executive departures recorded in 2016 that did not reoccur in 2017.
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

Interest Expense and Preferred Share Dividends

Year ended December 31,	2017	2016	2015
(in thousands)
Interest expense
$250.0 million Series B 7.50% Senior Notes due 2017	$7,813	$18,750	$15,625
$250.0 million 5.75% Senior Notes due 2020	14,375	14,375	14,375
$300.0 million 3.700% Senior Notes due 2025	11,100	11,100	8,586
$300.0 million 3.450% Senior Notes due 2027	5,482	—	—
$150.0 million 4.750% Senior Notes due 2025 (DaVinciRe)	7,125	7,125	4,774
Other	(1,702)	(9,206)	(7,090)
Total interest expense	44,193	42,144	36,270
Preferred share dividends
$125.0 million 6.08% Series C Preference Shares	7,600	7,600	7,600
$275.0 million 5.375% Series E Preference Shares	14,781	14,781	14,781
Total preferred share dividends	22,381	22,381	22,381
Total interest expense and preferred share dividends	$66,574	$64,525	$58,651

Interest expense increased $2.0 million to $44.2 million in 2017, compared to $42.1 million in 2016, primarily driven by:

•
additional interest expense due to the June 29, 2017 issuance of $300.0 million of 3.450% Senior Notes due 2027, resulting in seven months of interest expense in 2017, compared to none in 2016; partially offset by

•
lower interest expense due to the June 1, 2017 repayment in full at maturity of $250.0 million of Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum, resulting in five months of interest expense incurred during 2017, compared to a full year of interest expense incurred in 2016; and

•
lower amortization of net fair value adjustments of $5.4 million, included in the other category in the table above, which reduced our interest expense and were recognized in connection with the acquisition of Platinum and its $250.0 million Series B 7.50% Notes due June 1, 2017. See “Note 3. Acquisition of Platinum in our Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of Platinum and the related fair value adjustments.

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

Preferred share dividends were flat at $22.4 million in each of 2017, 2016 and 2015.

Income Tax (Expense) Benefit

Year ended December 31,	2017	2016	2015
(in thousands)
Income tax (expense) benefit	$(26,487)	$(340)	$45,866

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
In 2017, we recognized an income tax expense of $26.5 million, compared to $0.3 million in 2016, principally driven by a $36.7 million increase in income tax expense due to the write-down of a portion of our deferred tax asset during 2017, as a result of the reduction in the U.S. corporate tax rate pursuant to the Tax Bill, which was enacted on December 22, 2017. Partially offsetting this income tax expense was an income tax benefit associated with pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses in 2017, compared to pre-tax GAAP income in our U.S.-based operations in 2016.
During 2016, we recognized an income tax expense of $0.3 million, compared to an income tax benefit of $45.9 million in 2015, primarily the result of a reduction in our U.S. valuation allowance from $48.5 million to $1.0 million in the first quarter of 2015 as a result of expected profits in our U.S.-based operations due principally to the acquisition of Platinum.
At December 31, 2017, our U.S. tax-paying subsidiaries had a net deferred tax asset (after valuation allowance) of $55.9 million. Our Ireland, U.K. and Singapore operations have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Our valuation allowance totaled $30.0 million and $18.8 million at December 31, 2017 and 2016, respectively.
Our effective income tax rate, which we calculate as income tax (expense) benefit divided by income before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax (loss) income in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand, including in connection with the acquisition of Platinum. In addition, it is possible we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
Generally, the preponderance of our revenue and pre-tax income or loss is generated by our domestic (i.e., Bermuda) operations, in the form of underwriting income or loss and net investment income or loss, rather than our foreign operations. However, the geographic distribution of pre-tax income or loss can vary significantly between periods for a variety of reasons, including the business mix of net premiums written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. Pre-tax income for our domestic operations was higher compared to our foreign operations for the years ended December 31, 2016 and 2015 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business with higher attritional net claims and claim expenses and as a result produce lower levels of net underwriting income in benign loss years. For 2017, our domestic operations generated an underwriting loss due to the significant catastrophe loss activity during the year and the underwriting loss in our domestic operations was significantly greater than the underwriting loss that was generated by our foreign operations.
Net Loss (Income) Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2017	2016	2015
(in thousands)
Net loss (income) attributable to redeemable noncontrolling interests	$132,282	$(127,086)	$(111,050)

Our net loss attributable to redeemable noncontrolling interests was $132.3 million in 2017, compared to net income attributable to redeemable noncontrolling interests of $127.1 million in 2016. The $259.4 million change was principally due to underwriting losses associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses incurred by DaVinciRe and a decrease in our ownership of DaVinciRe to 22.1% at December 31, 2017, compared to 24.0% at December 31, 2016.
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
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time. See “Note 10. Noncontrolling Interests” and “Note 23. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information regarding DaVinciRe.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part I, Item 1. Regulation” and “Note 18. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information with respect to our statutory requirements.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” section below. However, as previously discussed, in 2017 we experienced a net negative impact of $720.2 million from the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses. As we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. Net capital contributions by RenaissanceRe to our principal operating subsidiaries, net of dividends and return of capital received by RenaissanceRe from our principal operating subsidiaries, were $242.3 million during 2017. We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses and these capital contributions. In comparison, during 2016, dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $341.7 million.

Group Supervision
The BMA is our group supervisor. Under the Insurance Act, we are required to maintain capital at a level equal to our ECR, which is established by reference to the BSCR model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. We are currently completing our 2017 group BSCR, which must be filed with the BMA on or before May 31, 2018, and at this time, we believe we will exceed the target level of required economic statutory capital. Our 2016 group BSCR exceeded the target level of required statutory capital.
Class 3A, 3B and 4 insurers and insurance groups are also required to prepare and publish an FCR, which was introduced to the regulatory regime in 2016 as part of the measures undertaken to achieve Solvency II equivalence. The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer orinsurance group. We received approval from the BMA to file a consolidated group FCR, inclusive of our Bermuda-domiciled insurance subsidiaries and Top Layer Re. Our most recent FCR was filed with the BMA in advance of the June 30, 2017 deadline, and is available on our website.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At December 31, 2017, the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2017 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci must be filed with the BMA before April 30, 2018; at this time, we believe each company will exceed the minimum amount required to be maintained under Bermuda law. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
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
At December 31, 2017, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £405.8 million (December 31, 2016 - £351.7 million). Actual FAL posted for Syndicate 1458 at December 31, 2017 by RenaissanceRe CCL was £389.8 million, supported by a $180.0 million letter of credit and a $347.3 million deposit of cash and fixed maturity securities. See “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At December 31, 2017, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2018, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $24.1 million (2017 - $25.4 million).
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
Cash Flows

Year ended December 31,	2017	2016	2015
(in thousands)
Net cash provided by operating activities	$1,045,787	$484,772	$424,985
Net cash used in investing activities	(142,434)	(164,532)	(339,039)
Net cash provided by (used in) financing activities	28,860	(401,331)	(93,913)
Effect of exchange rate changes on foreign currency cash	8,222	(4,637)	(10,732)
Net increase (decrease) in cash and cash equivalents	940,435	(85,728)	(18,699)
Cash and cash equivalents, beginning of period	421,157	506,885	525,584
Cash and cash equivalents, end of period	$1,361,592	$421,157	$506,885

2017
During 2017, our cash and cash equivalents increased $940.4 million, to $1,361.6 million at December 31, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2017 were $1.0 billion, compared to cash flows provided by operating activities of $484.8 million during 2016. Cash flows provided by operating activities during 2017 were primarily the result of certain adjustments to reconcile our net loss of $354.7 million to net cash provided by operating activities, including:

•
an increase in our reserve for claims and claim expenses of $2.2 billion as a result of claims and claims expenses incurred of $3.4 billion, partially offset by claims payments of $1.2 billion, each largely driven by the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses;

•
a corresponding increase of $1.3 billion in our reinsurance recoverable given the increase in net claims and claim expenses noted above and recoverables associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses;

•
an increase in other operating cash flows of $538.1 million primarily reflecting $602.4 million of subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2018, which were recorded in other liabilities at December 31, 2017. See “Note 11. Variable Interest Entities” for additional information related to Upsilon RFO and “Note 23. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to December 31, 2017;

•	an increase in unearned premiums of $246.0 million due to the timing of renewals and a $315.1 million increase in reinsurance balances payable due to the timing of payments of our premiums ceded;

•
decreases in premiums receivable and deferred acquisition costs of $317.3 million and $91.2 million, respectively, due to the timing of payments of our gross premiums written and amortization of of deferred acquisition costs, respectively; and

•	an decrease of $92.3 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in 2017.

Cash flows used in investing activities. During 2017, our cash flows used in investing activities were $142.4 million, principally reflecting net purchases of fixed maturity investments of $602.9 million, partially offset by net sales of short term investments and equity investments trading of $364.0 million and $115.8 million, respectively.
Cash flows provided by financing activities. Our cash flows provided by financing activities in 2017 were $28.9 million, and were principally the result of:

•	net inflows of $295.9 million associated with the issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, net of underwriting discount;

•	net inflows of $260.5 million related to net capital contributions from third-party shareholders, principally in DaVinciRe and Medici; partially offset by

•
the repayment in full at maturity of the aggregate principal amount of $250.0 million of our Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc.;

•	the settlement of $188.6 million of common share repurchases; and

•	dividends paid on our common and preferred shares of $51.4 million and $22.4 million, respectively.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At December 31, 2017	At December 31, 2016	Change
(in thousands)
Common shareholders’ equity	$3,991,375	$4,466,577	$(475,202)
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,391,375	4,866,577	(475,202)
3.450% Senior Notes due 2027	295,303	—	295,303
3.700% Senior Notes due 2025	297,318	296,948	370
5.75% Senior Notes due 2020	249,272	248,941	331
Series B 7.50% Senior Notes due 2017	—	255,352	(255,352)
4.750% Senior Notes due 2025 (DaVinciRe)	147,730	147,422	308
RenaissanceRe revolving credit facility – unborrowed	250,000	250,000	—
Total debt	1,239,623	1,198,663	40,960
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,630,998	$6,065,240	$(434,242)

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

During 2017, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $434.2 million, to $5.6 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $475.2 million during 2017 principally as a result of:

•	our comprehensive loss attributable to RenaissanceRe of $223.3 million;

•	our repurchase of 1.3 million shares in open market transactions at an aggregate cost of $188.6 million, and an average price of $142.67 per common share; and

•	$51.4 million and $22.4 million of dividends on our common and preference shares, respectively.
During 2017, our debt increased $41.0 million primarily driven by the June 29, 2017 issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, partially offset by the June 1, 2017 repayment in full at maturity of $250.0 million of our Series B 7.50% Senior Notes assumed in connection with the acquisition of Platinum and originally issued by Platinum Underwriters Finance, Inc.

Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At December 31, 2017	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	106,794
Uncommitted Standby Letter of Credit Facility with NAB	3,785
Bilateral Letter of Credit Facility with Citibank Europe	197,278
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$487,857

Specialty Risks FAL Facility	10,000
Total credit facilities in British Pounds	£10,000

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

Presented below are the ratings of our principal operating subsidiaries and joint ventures and the ERM rating of RenaissanceRe as of February 2, 2018.

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
A.M. Best. On August 19, 2016, A.M. Best affirmed the financial strength rating of “A” (Excellent) of DaVinci Renaissance Reinsurance U.S. and Renaissance Specialty U.S. and “A+” (Superior) of Top Layer Re, with an outlook of stable. On April 16, 2015, A.M. Best removed from under review with negative implications and affirmed the financial strength rating of “A+” (Superior) for each of Renaissance Reinsurance and Renaissance Reinsurance of Europe, with an outlook of negative and affirmed the issuer credit rating of “a-” (Excellent) and all debt ratings of RenaissanceRe. “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” is the third highest designation assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an “Excellent” ability to meet its ongoing obligations to policyholders.
S&P. On October 30, 2017, S&P affirmed the financial strength ratings of “AA-“ for Renaissance Reinsurance, DaVinci and Renaissance Reinsurance of Europe, Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S. The outlook for these ratings is negative. The negative outlook primarily reflects industry related challenges from secular trends faced by us. On October 12, 2015, S&P affirmed Top Layer Re’s financial strength rating and issuer credit rating of “AA”. The outlook for this rating is stable.The “AA” range (“AA+”, “AA”, “AA-”) is the second highest rating assigned by S&P and indicates that S&P believes the insurers have very strong capacity to meet their financial commitments, differing only slightly from those rated higher. The “A” range (“A+”,”A”, “A-“), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the creditworthiness of the obligor with respect to a specific financial obligation.
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

Moody’s. Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. On November 25, 2015, Moody’s affirmed its ratings of “A1” for RenaissanceRe and ”A3” for DaVinci and changed its outlook to stable, from negative. The stable outlook reflected Moody’s more positive view of the acquisition of Platinum, although concerns linger about reinsurance sector fundamentals. Moody’s believes that insurance companies rated “A1” and “A3” offer good financial security.
Fitch. Fitch’s issuer financial strength ratings provide an assessment of the financial strength of an insurance organization. On February 27, 2017, Fitch affirmed its rating of Renaissance Reinsurance at “A+”. The outlook is stable for this rating. Fitch believes that insurance companies rated “A+” have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments. Insurers rated “AA-“ by Fitch are believed to have a very low expectation of ceased or interrupted payments and very strong capital to meet policyholder obligations.
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

Investments
The table below shows our invested assets:

At December 31,	2017		2016		Change
(in thousands, except percentages)
U.S. treasuries	$3,168,763	33.3%	$2,617,894	28.1%	$550,869
Agencies	47,646	0.5%	90,972	1.0%	(43,326)
Municipal	509,802	5.4%	519,069	5.6%	(9,267)
Non-U.S. government (Sovereign debt)	287,660	3.0%	333,224	3.6%	(45,564)
Non-U.S. government-backed corporate	163,651	1.7%	133,300	1.4%	30,351
Corporate	2,063,459	21.7%	1,877,243	20.2%	186,216
Agency mortgage-backed	500,456	5.3%	462,493	5.0%	37,963
Non-agency mortgage-backed	300,331	3.1%	258,944	2.7%	41,387
Commercial mortgage-backed	202,062	2.1%	409,747	4.4%	(207,685)
Asset-backed	182,725	2.0%	188,358	2.0%	(5,633)
Total fixed maturity investments, at fair value	7,426,555	78.1%	6,891,244	74.0%	535,311
Short term investments, at fair value	991,863	10.4%	1,368,379	14.7%	(376,516)
Equity investments trading, at fair value	388,254	4.1%	383,313	4.1%	4,941
Other investments, at fair value	594,793	6.3%	549,805	5.9%	44,988
Total managed investment portfolio	9,401,465	98.9%	9,192,741	98.7%	208,724
Investments in other ventures, under equity method	101,974	1.1%	124,227	1.3%	(22,253)
Total investments	$9,503,439	100.0%	$9,316,968	100.0%	$186,471

At December 31, 2017, we held investments totaling $9.5 billion, compared to $9.3 billion at December 31, 2016. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 5. Investments and Note 6. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds and other investments). At December 31, 2017, our portfolio of equity investments trading totaled $388.3 million, or 4.1%, of our total investments (2016 - $383.3 million or 4.1%). Our portfolio of other investments totaled $594.8 million, or 6.3%, of our total investments (2016 - $549.8 million or 5.9%).

The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2017	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Effective Yield	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$991,863	$991,863	10.4%	1.4%	$959,836	$28,927	$1,397	$506	$—	$1,197
		100.0%			96.8%	2.9%	0.1%	0.1%	—%	0.1%
Fixed maturity investments
U.S. treasuries	3,195,767	3,168,763	33.3%	1.9%	—	3,168,763	—	—	—	—
Agencies	48,151	47,646	0.5%	2.1%	—	47,646	—	—	—	—
Municipal	506,486	509,802	5.4%	2.2%	99,978	245,250	125,630	38,944	—	—
Non-U.S. government (Sovereign debt)	287,641	287,660	3.0%	2.0%	208,289	52,316	26,348	707	—	—
Non-U.S. government-backed corporate	164,312	163,651	1.7%	2.3%	41,346	89,901	28,940	1,484	1,980	—
Corporate	2,057,219	2,063,459	21.7%	3.8%	59,272	163,006	624,074	464,626	723,167	29,314
Agency mortgage-backed	507,250	500,456	5.3%	3.0%	—	500,456	—	—	—	—
Non-agency mortgage-backed	283,303	300,331	3.1%	3.7%	13,045	12,295	6,286	14,528	235,732	18,445
Commercial mortgage-backed	202,452	202,062	2.1%	2.9%	163,687	37,812	231	332	—	—
Asset-backed	182,289	182,725	2.0%	2.8%	154,205	24,096	2,444	1,980	—	—
Total fixed maturity investments	7,434,870	7,426,555	78.1%	2.7%	739,822	4,341,541	813,953	522,601	960,879	47,759
		100.0%			10.0%	58.5%	11.0%	7.0%	12.9%	0.6%
Equity investments trading		388,254	4.1%		—	—	—	—	—	388,254
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Catastrophe bonds		380,475	4.0%		—	—	—	—	380,475	—
Private equity partnerships		196,220	2.1%		—	—	—	—	—	196,220
Senior secured bank loan funds		17,574	0.2%		—	—	—	—	—	17,574
Hedge funds		524	—%		—	—	—	—	—	524
Total other investments		594,793	6.3%		—	—	—	—	380,475	214,318
		100.0%			—%	—%	—%	—%	64.0%	36.0%
Investments in other ventures		101,974	1.1%		—	—	—	—	—	101,974
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$9,503,439	100.0%		$1,699,658	$4,370,468	$815,350	$523,107	$1,341,354	$753,502
		100.0%			17.9%	46.0%	8.6%	5.5%	14.1%	7.9%

(1)
The credit ratings included in this table are those assigned by S&P.  When ratings provided by S&P were not available, ratings from other nationally recognized rating agencies were used. The Company has grouped short term investments with an A-1+ and A-1 short term issue credit rating as AAA, short term investments with an A-2 short term issue credit rating as AA and short term investments with an A-3 short term issue credit rating as A.

Fixed Maturity Investments and Short Term Investments
At December 31, 2017, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA- (2016 – AA) and a weighted average effective yield of 2.5% (2016 – 2.1%). At December 31, 2017, our non-investment grade and not rated fixed maturity investments totaled $1.0 billion or 13.5% of our fixed maturity investments (2016 - $867.2 million or 12.6%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2017, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $398.0 million (2016 – $357.2 million).
At December 31, 2017, we had $991.9 million of short term investments (2016 – $1.4 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. The decrease in our short term investments during 2017 was principally driven by the net payment of claims and claim expenses associated with the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and 2017 Aggregate Losses.
The duration of our fixed maturity investments and short term investments at December 31, 2017 was 2.5 years (2016 – 2.4 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
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

•
Within our other investments category, we have funds that invest in non-investment grade fixed income securities as well as securities denominated in foreign currencies. These investments expose us to losses from insolvencies and other credit-related issues and also to widening of credit spreads. We are also exposed to fluctuations in foreign exchange rates that may result in realized losses to us if our exposures are not hedged or if our hedging strategies are not effective.

The following table summarizes the composition of the fair value of the fixed maturity investments and short term investments of our top ten corporate issuers.

At December 31, 2017
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
Goldman Sachs Group Inc.	$43,870	$—	$43,870
JP Morgan Chase & Co.	35,359	—	35,359
Morgan Stanley	34,820	—	34,820
Bank of America Corp.	31,445	—	31,445
Wells Fargo & Co.	27,715	—	27,715
HSBC Holdings PLC	24,312	—	24,312
Citigroup Inc.	22,070	—	22,070
UBS Group AG	21,529	—	21,529
The Bank of Nova Scotia	18,281	—	18,281
Fifth Third Bancorp	17,709	—	17,709
Total (1)	$277,110	$—	$277,110

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31,	2017	2016	Change
(in thousands)
Financials	$253,543	$275,065	$(21,522)
Communications and technology	49,526	36,770	12,756
Industrial, utilities and energy	34,325	30,303	4,022
Consumer	24,779	20,501	4,278
Healthcare	21,364	17,245	4,119
Basic materials	4,717	3,429	1,288
Total	$388,254	$383,313	$4,941

We have a diversified public equity securities mandate with a third party investment manager which currently comprises a portion of our investments included in equity investments trading. It is possible our equity allocation will increase in the future, and it could, from time to time, have a material effect on our financial results for the reasonably foreseeable future.

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2017	2016	Change
(in thousands)
Catastrophe bonds	$380,475	$335,209	$45,266
Private equity partnerships	196,220	191,061	5,159
Senior secured bank loan funds	17,574	22,040	(4,466)
Hedge funds	524	1,495	(971)
Total other investments	$594,793	$549,805	$44,988

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us, as a change in estimate. Included in net investment income for 2017 is income of $1.9 million (2016 - loss of $3.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships and other investments of $1.0 billion, of which $585.2 million has been contributed at December 31, 2017. Our remaining commitments to these investments at December 31, 2017 totaled $429.9 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2017			2016
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$20,856	$50,000	25.0%	$19,286
Tower Hill	10,000	33.3%	14,917	10,000	32.3%	21,590
Tower Hill Re	4,250	25.0%	—	4,250	25.0%	2,903
Tower Hill Signature	500	25.0%	6,394	500	25.0%	9,085
Total Tower Hill Companies	64,750		42,167	64,750		52,864
Top Layer Re	65,375	50.0%	50,211	65,375	50.0%	60,360
Other	13,650	40.4%	9,596	23,923	41.8%	11,003
Total investments in other ventures, under equity method	$143,775		$101,974	$154,048		$124,227

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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2017, we had not entered into any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K.

Contractual Obligations
In the normal course of our business, we are a party to a variety of contractual obligations and these are considered by us when assessing our liquidity requirements. In certain circumstances, our contractual obligations may be accelerated due to defaults under the agreements governing those obligations (including pursuant to cross-default provisions in such agreements) or in connection with certain changes in control of the Company, for example. In addition, in certain circumstances, in the event of a default these obligations may bear an increased interest rate or be subject to penalties.
The table below shows our contractual obligations:

At December 31, 2017	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
3.450% Senior Notes due 2027	$398,315	$10,350	$20,700	$20,700	$346,565
3.700% Senior Notes due 2025	380,464	11,100	22,200	22,200	324,964
5.75% Senior Notes due 2020	281,668	14,375	267,293	—	—
4.750% Senior Notes due 2025 (DaVinciRe)	202,839	7,125	14,250	14,250	167,214
Total long term debt obligations	1,263,286	42,950	324,443	57,150	838,743
Private equity and investment commitments (2)	429,933	429,933	—	—	—
Operating lease obligations	30,805	7,604	12,186	9,174	1,841
Capital lease obligations	32,109	3,150	6,667	6,672	15,620
Payable for investments purchased	208,749	208,749	—	—	—
Reserve for claims and claim expenses (3)	5,080,408	1,275,182	1,834,027	843,347	1,127,852
Total contractual obligations	$7,045,290	$1,967,568	$2,177,323	$916,343	$1,984,056

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

(3)
Because of the nature of the coverages we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and therefore are highly uncertain. We have based our estimates of future claim payments on available relevant sources of loss and allocated loss adjustment expense development data and benchmark industry payment patterns. These benchmarks are revised periodically as new trends emerge. We believe that it is likely that this benchmark data will not be predictive of our future claim payments and that material fluctuations can occur due to the nature of the losses which we insure and the coverages which we provide.

CURRENT OUTLOOK
Property Exposed Market Developments
In 2017, the insurance and reinsurance markets were impacted by Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake in the third quarter of 2017 and additional events, most notably the devastating wildfires in many areas of the state of California, in the fourth quarter of 2017. Modeling firms, analysts and other industry observers have estimated that, in the aggregate, the impact of these events to the industry could approach or potentially exceed $100 billion. Given the nature and breadth of these events, losses have affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers.
Partly as a result of these events, industry conditions improved broadly in respect of the January 2018 renewal season, facilitating growth in existing operations and presenting opportunities to deploy additional third party capital. Generally, loss affected programs and lines saw the most marked improvement in terms and conditions, but other property-exposed coverages also exhibited beneficial changes. However, market-wide rate increases were not as steep or as broad as those experienced in renewals following most of the previous years with catastrophic losses of this scale, and rate increases on the whole were lower than expectations reflected in market publications issued early in the renewal season. In addition, we cannot know with certainty how long these positive developments may be sustained, or the degree to which we will continue to benefit from them.
Moreover, we continue to expect that reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital. While we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio, continued growth of capital supply from both traditional market participants, and increasingly alternative capital providers, will continue to impact the markets in which we participate. Furthermore, cedants in many of the key markets we serve are large and increasingly sophisticated. They may be able to manage large retentions, access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value-added service. While we believe we are well positioned to compete for business we find attractive, these dynamics may limit the degree to which the market sustains favorable improvements in the near term or continue to introduce or exacerbate long-term challenges in our markets.
Casualty and Specialty Exposed Market Developments
The markets in which our Casualty and Specialty segment operate generally experienced favorable rate trends and stable terms and conditions in and around the January 2018 renewal season. While favorable conditions were most observable in respect of accounts exhibiting elevated loss emergence or underlying rate deterioration, we estimate that the favorable market trend extended more broadly. We continue to expect casualty insurance and reinsurance capacity to remain generally abundant during 2018, but believe casualty and specialty market trends and industry loss events in recent periods contributed to the discipline impacting certain programs and lines. Overall, we continue to estimate that the market will be characterized by ample capacity. In the near term, we anticipate that terms and conditions in respect of loss-affected lines of business should continue to improve and that other areas of the casualty and specialty market may also maintain less pronounced but positive adjustments. Moreover, we continue to believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business that we find attractive given our strong ratings, expanded product offerings, and increased U.S. market presence.
However, specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. We cannot assure you that these positive dynamics will be sustained, or that we will participate fully in improving terms. We intend to seek to maintain strong underwriting discipline and, in light of prevailing market conditions, cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
Underlying economic conditions in several of the key markets we serve were generally stable in 2017, with our core markets, including the U.S., experiencing moderate economic growth and increases in prevailing interest rates. This economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration.
We continue to believe that meaningful risk remains for uncertainty, economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, any future economic growth may be at a comparatively suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio, or weaken our overall ability to write business at risk-adequate rates. In addition, persistent low levels of economic activity could adversely impact other areas of our financial performance, by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations or asset devaluation, among other things. Our specialty and casualty reinsurance and Lloyd’s portfolios in particular could be exposed to risks arising from economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business. In addition, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be higher during a period of economic weakness. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations.
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
Legislative and Regulatory Update
The Tax Bill was signed into law on December 22, 2017. As described in “Part I, Item 1A. Risk Factors,” the Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, including, among other things, altering the current taxation of insurance premiums ceded from a United States domestic corporation to any non-U.S. affiliate. The Tax Bill and future regulatory actions pertaining to it could adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we currently estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us.
In prior Congressional sessions, Congress has considered a range of potential legislation which would, if enacted, provide for matters such as the creation of (i) a federal reinsurance catastrophe fund; (ii) a federal consortium to facilitate qualifying state residual markets and catastrophe funds in securing reinsurance; and (iii) a federal bond guarantee program for state catastrophe funds in qualifying state residual markets. In April 2016, H.R.4947, the Natural Disaster Reinsurance Act of 2016, which would create a federal reinsurance program to cover any losses insured or reinsured by eligible state programs arising from natural catastrophes, including losses from floods, earthquakes, tropical storms, tornadoes, volcanic eruption and winter storms, was introduced. If enacted, this bill, or legislation similar to any of these proposals, would, we believe, likely contribute to the growth of state entities offering below-market priced insurance and reinsurance in a manner adverse to us and market participants more generally. Such legislation could also encourage cessation, or even reversal, of reforms and stabilization initiatives that have been enacted in the state of Florida and other catastrophe-exposed states in recent years. While we believe such legislation will continue to be vigorously opposed, if adopted these bills would likely diminish the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially.
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and, among other things, authorized the Federal Emergency Management Agency (“FEMA”) to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In January 2017, FEMA announced that, acting under authority contemplated by the Biggert-Waters Bill, it had secured reinsurance protection for the NFIP for the 2017 year indemnifying FEMA for flood claims on an occurrence basis; the layer is structured to cover 26% of losses between $4 billion and $8 billion. In January 2018, FEMA announced that it renewed and expanded its reinsurance program which for the 2018 coverage year protects for 18.6% of NFIP losses between $4 billion and $6 billion, and 54.3% of losses between $6 billion and $8 billion. It is possible this program will continue in future periods and may encourage other U.S. federal programs to explore private market risk transfer initiatives; however, we cannot assure you that any such developments will in fact occur, or that if they do transpire we will succeed in participating.
On January 22, 2018, the statutory authorization for the operation and continuation of the NFIP was extended to February 8, 2018. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. We cannot assure you that such legislation will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the increasingly prevalent utilization of a practice referred to as “assignment of benefits,” or “AOB”. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits across Florida in 2006, that number rose to 28,200 in 2016. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, in 2018 the OIR estimated that between 2015 and 2017, the frequency of water claims rose by 44% and the severity of water claims rose by 18%. As a result, we believe that usage of AOBs is contributing significantly to loss trends in Florida and is having an impact on the profitability and financial condition of certain of the state’s domestic property insurance companies. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. A continuation of these trends could weaken or potentially impair primary insurance companies, reduce demand for reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.
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
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. Our policies to address these risks in 2017 were not materially different than those used in 2016.
Our guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to derivatives we have entered into.
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments and short term investments, whose fair values will fluctuate with changes in interest rates. Our liabilities are accrued at a static rate in accordance with GAAP. However, we consider our liabilities, namely our net claims and claims expenses, to have an economic exposure to inflation and interest rate risk. As a result, we are exposed to interest rate risk with respect to our overall net economic asset position and more generally from an accounting standpoint since the assets are carried at fair value, while liabilities are accrued at a static rate.
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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Interest Rate Shift in Basis Points
At December 31, 2017	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,630,509	$8,524,138	$8,418,418	$8,313,350	$8,208,934
Net increase (decrease) in fair value	$212,091	$105,720	$—	$(105,068)	$(209,484)
Percentage change in fair value	2.5%	1.3%	—%	(1.2)%	(2.5)%

	Interest Rate Shift in Basis Points
At December 31, 2016	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,468,836	$8,363,659	$8,259,623	$8,156,725	$8,054,968
Net increase (decrease) in fair value	$209,213	$104,036	$—	$(102,898)	$(204,655)
Percentage change in fair value	2.5%	1.3%	—%	(1.2)%	(2.5)%

As noted above, we use derivative instruments, namely interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2017, we had $1.5 billion of notional long positions and $801.1 million of notional short positions of primarily Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts (2016 - $1.2 billion and $727.9 million, respectively). During 2017, we entered into interest rate swaps and at December 31, 2017, we had $40.3 million of notional positions paying a fixed rate and $Nil receiving a fixed rate denominated in U.S. dollars. Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to interest rate futures and swaps entered into by us.
At December 31, 2017, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures of approximately $11.6 million and a decrease in the market value of our net position in interest rate swaps of approximately $1.3 million. Conversely, at December 31, 2017, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures of approximately $13.8 million and an increase in the market value of our net position in interest rate swaps of approximately $1.2 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
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

The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2017	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$(5,519)	$50,546	$(62,778)	$(61,928)	$(16,762)	$(24,114)	$(8,266)	$(128,821)
Net foreign currency derivatives notional amounts	(1,577)	(32,792)	94,981	75,226	24,468	22,749	(382)	182,673
Total net foreign currency exposure	$(7,096)	$17,754	$32,203	$13,298	$7,706	$(1,365)	$(8,648)	$53,852
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.4%	0.7%	0.3%	0.2%	—%	(0.2)%	1.2%
Impact of a hypothetical 10% change in total net foreign currency exposure	$710	$(1,775)	$(3,220)	$(1,330)	$(771)	$137	$865	$(5,385)

At December 31, 2016	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$1,049	$42,164	$(39,844)	$18,424	$(14,248)	$(23,723)	$(6,989)	$(23,167)
Net foreign currency derivatives notional amounts	(465)	(34,877)	67,662	(16,636)	26,200	22,668	(2,232)	62,320
Total net foreign currency exposure	$584	$7,287	$27,818	$1,788	$11,952	$(1,055)	$(9,221)	$39,153
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	—%	0.1%	0.6%	—%	0.2%	—%	(0.2)%	0.8%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(58)	$(729)	$(2,782)	$(179)	$(1,195)	$106	$922	$(3,915)

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
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2017, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA- (2016 - AA). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2017.
The following table summarizes the ratings of our fixed maturity investments and short term investments (using ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available) as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2017	2016

AAA	20.2%	29.0%
AA	51.9%	45.8%
A	9.7%	7.8%
BBB	6.2%	6.9%
Non-investment grade	11.4%	10.1%
Not rated	0.6%	0.4%
Total	100.0%	100.0%

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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investments and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2017	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,511,410	$8,476,539	$8,418,418	$8,344,261	$8,270,104
Net increase (decrease) in fair value	$92,992	$58,121	$—	$(74,157)	$(148,314)
Percentage change in fair value	1.1%	0.7%	—%	(0.9)%	(1.8)%

	Credit Spread Shift in Basis Points
At December 31, 2016	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,415,929	$8,337,776	$8,259,623	$8,181,470	$8,103,317
Net increase (decrease) in fair value	$156,306	$78,153	$—	$(78,153)	$(156,306)
Percentage change in fair value	1.9%	0.9%	—%	(0.9)%	(1.9)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2017, we had outstanding credit derivatives of $1.0 million in notional long positions and $18.8 million in notional short positions, denominated in U.S. dollars (2016 - $Nil and $75.2 million, respectively). Refer to “Note 19. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value impact from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $0.8 million at December 31, 2017. Conversely, the aggregate hypothetical market value impact from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $0.6 million at December 31, 2017. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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

Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments trading which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through our investments in: (1) private equity partnerships whose exit strategies often depend on the equity markets; (2) certain hedge funds that have net long equity positions; and (3) other ventures, under equity method. The following table summarizes a hypothetical 10% increase and decline in the carrying value of our equity investments trading, private equity partnerships, hedge funds and investments in other ventures, under equity method, holding all other factors constant, at the dates indicated:

At December 31,	2017	2016
(in thousands, except for percentages)
Equity investments trading, at fair value	$388,254	$383,313
Private equity investments, at fair value	196,220	191,061
Investments in other ventures, under equity method	101,974	124,227
Hedge funds, at fair value	524	1,495
Total carrying value of investments exposed to equity price risk	$686,972	$700,096

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$68,697	$70,010
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(68,697)	$(70,010)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2017 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on Internal Control over Financial Reporting
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes of the Company and our report dated February 8, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 8, 2018

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 14, 2018 (our “Proxy Statement”). We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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

4.5(b)	Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (27)

4.6	Senior Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (45)

4.6(a)
First Supplemental Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (45)

4.6(b)	Senior Debt Securities Guarantee Agreement, dated as of June 29, 2017, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (45)

10.1*	Further Amended and Restated Employment Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Kevin J. O’Donnell. (38)

10.2*	Legacy Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (38)**

10.3*	Form of Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (38)***

10.4*	Letter agreement, dated July 6, 2016, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (38)

10.5*	Letter agreement, dated April 11, 2013, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (38)

10.6*	Employment Agreement, dated as of October 23, 2013, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (11)

10.7*	Separation, Consulting, and Release Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Jeffrey D. Kelly. (38)

10.8*	RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (37)

10.8(a)*	Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (38)

10.8(b)*	Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (38)

10.8(c)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in 2016). (38)

10.8(d)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (43)

10.9	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan. (46)

10.9(a)	Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan. (46)

10.10*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (40)

10.10(a)*	Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (40)

10.11*	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.11(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.11(b)*	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.11(c)*	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.11(d)*	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (13)

10.11(e)*	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (17)

10.11(f)*	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (11)

10.11(g)*	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.11(h)*	UK Sub-Plan to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.11(i)*	Form of Option Grant Notice and Agreement pursuant to which option grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.11(j)*	Form of Restricted Stock Grant Notice and Agreement pursuant to which restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (19)

10.11(k)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (36)

10.12*	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.12(a)*	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants were made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.13*	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (13)

10.13(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (24)

10.13(b)*	Form of Letter Agreement with the Named Executive Officers Regarding Performance Share Awards. (18)

10.13(d)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards were made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (24)

10.14*	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (20)

10.15*	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (12)

10.16*	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (21)

10.17*	Form of Director Shares Grant Notice and Agreement pursuant to which restricted stock grants were made to non-employee directors on March 1, 2016. (38)

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

10.23(a)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe, Renaissance Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. each entered into an agreement with Citibank Europe PLC that is identical to the foregoing agreement, except with respect to party names and dates. (9)

10.23(b)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (10)

10.23(c)
Amendment to Facility Letter, dated December 23, 2014, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (36)

10.23(d)
Amendment to Facility Letter, dated March 31, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc. (36)

10.23(e)
Amendment to Facility Letter, dated December 30, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (31)

10.23(f)
Amendment to Facility Letter, dated January 14, 2016, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (36)

10.23(g)	Termination of Master Agreements, Control Agreements and Pledge Agreements, dated October 1, 2016, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (39)

10.23(h)
Amendment to Facility Letter, dated December 31, 2016, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (42)

10.23(i)
Amendment to Facility Letter, dated December 29, 2017, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (47)

10.24	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (24)

10.24(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (24)

10.24(b)	Omnibus Amendment Agreement, dated October 1, 2016, between Renaissance Reinsurance Ltd., Citibank Europe PLC and Bank of New York Mellon. (39)

10.25
Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, by and among Renaissance Reinsurance Ltd., as Borrower, various lenders, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (30)

10.25(a)
First Amendment to Letter of Credit Reimbursement Agreement, dated as of December 10, 2015, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe PLC, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (36)

10.25(b)
Second Amendment to Letter of Credit Reimbursement Agreement, dated as of May 20, 2016, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (38)

10.25(c)
Third Amendment to Letter of Credit Reimbursement Agreement, dated as of November 8, 2016, by and among Renaissance Reinsurance Ltd., various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (40)

10.25(d)
Fourth Amendment to Letter of Credit Reimbursement Agreement, dated as of May 25, 2017, by and among Renaissance Reinsurance Ltd., various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (44)

10.25(e)
Fifth Amendment to Letter of Credit Reimbursement Agreement dated as of November 8, 2017 by and among Renaissance Reinsurance Ltd. , various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (46)

10.26
Standby Letter of Credit Agreement, dated as of May 19, 2015, by and among National Australia Bank Limited, New York Branch, Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., Platinum Underwriters Bermuda, Ltd. and RenaissanceRe Holdings Ltd., as Guarantor. (28)

10.27	Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc. (41)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

**	Applicable to Stephen H. Weinstein and Ian D. Branagan.

***	Applicable to Ross A. Curtis and Robert Qutub.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998.

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

(13)
Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan is incorporated by reference to Appendix B to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the SEC on April 8, 2010. The RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan is incorporated by reference to Appendix A to RenaissanceRe Holdings Ltd.'s Definitive Proxy Statement filed with the SEC on April 8, 2010.

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(15)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, filed with the SEC on April 29, 2010.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(22)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 26, 2014.

(24)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 2, 2015.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 6, 2015.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

(28)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 21, 2015.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2015.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2015.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.

(32)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on May 27, 2005.

(33)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K, filed with the SEC on November 3, 2005.

(34)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on April 10, 2014.

(35)	Incorporated by reference from Platinum Underwriters Holdings, Ltd.'s Current Report on Form 8-K filed with the SEC on July 3, 2013.

(36)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

(37)	Incorporated by reference to Appendix A to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 1, 2016.

(38)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

(39)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016.

(40)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 10, 2016.

(41)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 18, 2016.

(42)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on January 5, 2017.

(43)	Incorporated by reference to RenaissanceRe Holding Ltd’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

(44)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on May 26, 2017.

(45)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on June 29, 2017.

(46)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on November 13, 2017.

(47)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on January 3, 2018.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 8, 2018	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 8, 2018
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 8, 2018
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2018
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 8, 2018
James L. Gibbons

/s/ David C. Bushnell	Director	February 8, 2018
David C. Bushnell

/s/ Brian G. J. Gray	Director	February 8, 2018
Brian G. J. Gray

/s/ Jean D. Hamilton	Director	February 8, 2018
Jean D. Hamilton

/s/ Duncan P. Hennes	Director	February 8, 2018
Duncan P. Hennes

/s/ Henry Klehm, III	Director	February 8, 2018
Henry Klehm, III

/s/ Valerie Rahmani	Director	February 8, 2018
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 8, 2018
Carol P. Sanders

/s/ Anthony M. Santomero	Director	February 8, 2018
Anthony M. Santomero

Director
Edward J. Zore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.
We have served as the Company’s auditor since 1993.
Hamilton, Bermuda
February 8, 2018

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2017 and 2016
(in thousands of United States Dollars, except per share amounts)

	December 31, 2017	December 31, 2016
Assets
Fixed maturity investments trading, at fair value - amortized cost $7,434,870 at December 31, 2017 (2016 - $6,920,690) (Notes 5 and 6)	$7,426,555	$6,891,244
Short term investments, at fair value (Notes 5 and 6)	991,863	1,368,379
Equity investments trading, at fair value (Notes 5 and 6)	388,254	383,313
Other investments, at fair value (Notes 5 and 6)	594,793	549,805
Investments in other ventures, under equity method (Note 5)	101,974	124,227
Total investments	9,503,439	9,316,968
Cash and cash equivalents	1,361,592	421,157
Premiums receivable	1,304,622	987,323
Prepaid reinsurance premiums (Note 7)	533,546	441,260
Reinsurance recoverable (Notes 7 and 8)	1,586,630	279,564
Accrued investment income	42,235	38,076
Deferred acquisition costs	426,551	335,325
Receivable for investments sold	103,145	105,841
Other assets	121,226	175,382
Goodwill and other intangible assets (Note 4)	243,145	251,186
Total assets	$15,226,131	$12,352,082
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$5,080,408	$2,848,294
Unearned premiums	1,477,609	1,231,573
Debt (Note 9)	989,623	948,663
Reinsurance balances payable	989,090	673,983
Payable for investments purchased	208,749	305,714
Other liabilities	792,771	301,684
Total liabilities	9,538,250	6,309,911
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	1,296,506	1,175,594
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2017 (2016 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,023,789 shares issued and outstanding at December 31, 2017 (2016 – 41,187,413)	40,024	41,187
Additional paid-in capital	37,355	216,558
Accumulated other comprehensive income	224	1,133
Retained earnings	3,913,772	4,207,699
Total shareholders’ equity attributable to RenaissanceRe	4,391,375	4,866,577
Total liabilities, noncontrolling interests and shareholders’ equity	$15,226,131	$12,352,082

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2017, 2016, and 2015
(in thousands of United States Dollars, except per share amounts)

	2017	2016	2015
Revenues
Gross premiums written	$2,797,540	$2,374,576	$2,011,310
Net premiums written (Note 7)	$1,871,325	$1,535,312	$1,416,183
Increase in unearned premiums	(153,750)	(131,882)	(15,632)
Net premiums earned (Note 7)	1,717,575	1,403,430	1,400,551
Net investment income (Note 5)	222,209	181,726	152,567
Net foreign exchange gains (losses)	10,628	(13,788)	(3,051)
Equity in earnings of other ventures (Note 5)	8,030	963	20,481
Other income	9,415	14,178	13,472
Net realized and unrealized gains (losses) on investments (Note 5)	135,822	141,328	(68,918)
Total revenues	2,103,679	1,727,837	1,515,102
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	1,861,428	530,831	448,238
Acquisition expenses	346,892	289,323	238,592
Operational expenses	160,778	197,749	219,112
Corporate expenses	18,572	37,402	76,514
Interest expense (Note 9)	44,193	42,144	36,270
Total expenses	2,431,863	1,097,449	1,018,726
(Loss) income before taxes	(328,184)	630,388	496,376
Income tax (expense) benefit (Note 15)	(26,487)	(340)	45,866
Net (loss) income	(354,671)	630,048	542,242
Net loss (income) attributable to redeemable noncontrolling interests (Note 10)	132,282	(127,086)	(111,050)
Net (loss) income attributable to RenaissanceRe	(222,389)	502,962	431,192
Dividends on preference shares (Note 12)	(22,381)	(22,381)	(22,381)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$480,581	$408,811
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic (Note 13)	$(6.15)	$11.50	$9.36
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted (Note 13)	$(6.15)	$11.43	$9.28
Dividends per common share (Note 12)	$1.28	$1.24	$1.20

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
For the years ended December 31, 2017, 2016 and 2015
(in thousands of United States Dollars)

	2017	2016	2015
Comprehensive (loss) income
Net (loss) income	$(354,671)	$630,048	$542,242
Change in net unrealized gains on investments	(909)	(975)	(1,308)
Comprehensive (loss) income	(355,580)	629,073	540,934
Net loss (income) attributable to redeemable noncontrolling interests	132,282	(127,086)	(111,050)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	132,282	(127,086)	(111,050)
Comprehensive (loss) income attributable to RenaissanceRe	$(223,298)	$501,987	$429,884
Disclosure regarding net unrealized gains
Total net realized and unrealized holding (losses) gains on investments	$(909)	$403	$(982)
Net realized gains on fixed maturity investments available for sale	—	(1,378)	(326)
Change in net unrealized gains on investments	$(909)	$(975)	$(1,308)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2017, 2016 and 2015
(in thousands of United States Dollars)

	2017	2016	2015
Preference shares
Balance – January 1	$400,000	$400,000	$400,000
Balance – December 31	400,000	400,000	400,000
Common shares
Balance – January 1	41,187	43,701	38,442
Issuance of shares	—	—	7,435
Repurchase of shares	(1,322)	(2,741)	(2,473)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	159	227	297
Balance – December 31	40,024	41,187	43,701
Additional paid-in capital
Balance – January 1	216,558	507,674	—
Issuance of shares	—	—	754,384
Repurchase of shares	(187,269)	(306,693)	(257,401)
Change in redeemable noncontrolling interest	119	(1,655)	(762)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	7,947	17,232	11,453
Balance – December 31	37,355	216,558	507,674
Accumulated other comprehensive income
Balance – January 1	1,133	2,108	3,416
Change in net unrealized gains on investments	(909)	(975)	(1,308)
Balance – December 31	224	1,133	2,108
Retained earnings
Balance – January 1	4,207,699	3,778,701	3,423,857
Cumulative effect of adoption of ASU 2016-09 (Note 2)	2,213	—	—
Net (loss) income	(354,671)	630,048	542,242
Net loss (income) attributable to redeemable noncontrolling interests (Note 10)	132,282	(127,086)	(111,050)
Dividends on common shares	(51,370)	(51,583)	(53,967)
Dividends on preference shares	(22,381)	(22,381)	(22,381)
Balance – December 31	3,913,772	4,207,699	3,778,701
Total shareholders’ equity	$4,391,375	$4,866,577	$4,732,184

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2017, 2016 and 2015
(in thousands of United States Dollars)

	2017	2016	2015
Cash flows provided by operating activities
Net (loss) income	$(354,671)	$630,048	$542,242
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization, accretion and depreciation	31,242	29,304	18,179
Equity in undistributed losses (earnings) of other ventures	6,295	5,504	(10,087)
Net realized and unrealized (gains) losses on investments	(135,822)	(141,328)	68,918
Net unrealized (gains) losses included in net investment income	(24,737)	(11,542)	13,549
Net unrealized losses included in other income	—	—	426
Change in:
Premiums receivable	(317,299)	(209,314)	(105,281)
Prepaid reinsurance premiums	(92,286)	(210,589)	(128,410)
Reinsurance recoverable	(1,307,066)	(145,038)	(64,104)
Deferred acquisition costs	(91,226)	(135,945)	(89,241)
Reserve for claims and claim expenses	2,232,114	81,249	(43,310)
Unearned premiums	246,036	342,471	144,040
Reinsurance balances payable	315,107	150,009	64,924
Other	538,100	99,943	13,140
Net cash provided by operating activities	1,045,787	484,772	424,985
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	9,490,669	8,102,514	9,481,742
Purchases of fixed maturity investments trading	(10,093,532)	(8,282,720)	(9,683,068)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	17,692	8,688
Net sales (purchases) of equity investments trading	115,837	184,788	(147,558)
Net sales (purchases) of short term investments	364,011	(118,617)	669,116
Net (purchases) sales of other investments	(19,419)	(68,589)	15,843
Net purchases of investments in other ventures	—	—	(10,150)
Net sales of other assets	—	400	4,500
Net purchase of Platinum	—	—	(678,152)
Net cash used in investing activities	(142,434)	(164,532)	(339,039)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(51,370)	(51,583)	(53,967)
Dividends paid – preference shares	(22,381)	(22,381)	(22,381)
RenaissanceRe common share repurchases	(188,591)	(309,434)	(259,874)
Issuance of debt	295,866	—	445,589
Repayment of debt	(250,000)	—	—
Net third party redeemable noncontrolling interest share transactions	260,475	(2,990)	(193,032)
Taxes paid on withholding shares	(15,139)	(14,943)	(10,248)
Net cash provided by (used in) financing activities	28,860	(401,331)	(93,913)
Effect of exchange rate changes on foreign currency cash	8,222	(4,637)	(10,732)
Net increase (decrease) in cash and cash equivalents	940,435	(85,728)	(18,699)
Cash and cash equivalents, beginning of year	421,157	506,885	525,584
Cash and cash equivalents, end of year	$1,361,592	$421,157	$506,885

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$343	$(1,118)	$10,300
Interest paid	$44,171	$53,977	$40,755
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages)
NOTE 1. ORGANIZATION
RenaissanceRe Holdings Ltd. (“RenaissanceRe”) was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), which are collectively referred to herein as the “Company”, RenaissanceRe provides property, casualty and specialty reinsurance and certain insurance solutions to customers.

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

•
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed an initiative (“Langhorne”) to source third party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings. The Company concluded that Langhorne Holdings meets the definition of a VIE. The Company is not the primary beneficiary of Langhorne Holdings and as a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company concluded that Langhorne Partners was not a VIE. The Company will account for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.

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
The Company has elected to recognize forfeitures as they occur rather than estimating service-based forfeitures over the requisite service period.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 was issued to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, treatment of forfeitures, classification of awards as either equity or liabilities, and the classification of taxes paid on the statements of cash flows. ASU 2016-09 became effective for the Company in annual and interim periods beginning after

December 15, 2016. The cumulative effect of the adoption of ASU 2016-09 was a $2.2 million increase to opening retained earnings as of January 1, 2017.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 will be effective for public business entities in annual and interim periods beginning after December 15, 2017. Early adoption is permitted. ASU 2014-09 notably excludes the accounting for insurance contracts, leases, financial instruments and guarantees. The Company is currently evaluating the impact of this guidance, with its implementation efforts primarily focused on other income on its consolidated statements of operations. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Among other things, ASU 2017-04 requires the following: (1) the elimination of step two of the goodwill impairment test; entities will no longer utilize the implied fair value of their assets and liabilities for purposes of testing goodwill for impairment, (2) the quantitative portion of the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount; an impairment charge is to be recognized for the excess of carrying amount over fair value, but only to the extent of the amount of goodwill allocated to that reporting unit, and (3) foreign currency translation adjustments are not to be allocated to a reporting unit from an entity’s accumulated other comprehensive income; the reporting unit’s carrying amount should include only the currently translated balances of the assets and liabilities assigned to the reporting unit. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods, or any interim goodwill impairment tests in annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.

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
In connection with the acquisition of Platinum, RenaissanceRe incurred transaction, integration and compensation related expenses totaling $0.3 million during 2017 (2016 - $2.1 million, 2015 - $53.5 million). These expenses have all been reported as a component of corporate expenses.

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

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of Platinum based on estimated fair values on March 2, 2015, the date the transaction closed, as detailed below. The Company recognized goodwill of $191.7 million primarily attributable to Platinum’s assembled workforce and synergies expected to result upon integration of Platinum into the Company’s operations. There were no other adjustments to carried goodwill during the period ended December 31, 2017 reflected on the Company’s consolidated balance sheet at December 31, 2017. The Company recognized identifiable finite lived intangible assets of $75.2 million, which are being amortized over a weighted average period of eight years, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015 as summarized in the table below:

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

Identifiable intangible assets at March 2, 2015 and at December 31, 2017, consisted of the following, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Key non-contractual relationships	$30,400	10 years
Value of business acquired	20,200	2 years
Renewal rights	15,800	15 years
Insurance licenses	8,400	Indefinite
Internally developed and used computer software	3,500	2 years
Other non-contractual relationships	2,300	3 years
Non-compete agreements	1,900	2.5 years
Trade name	1,100	6 months
Identifiable intangible assets, before amortization, at March 2, 2015	83,600
Amortization (from March 2, 2015 through December 31, 2017)	(39,914)
Net identifiable intangible assets at December 31, 2017 related to the acquisition of Platinum	$43,686

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
Supplemental Pro Forma Information
Platinum’s results are included in the Company's consolidated financial statements for the years ended December 31, 2017 and 2016, and from March 2, 2015 to December 31, 2015. As such, the following table presents unaudited pro forma consolidated financial information for the year ended December 31, 2015, and assumes the acquisition of Platinum occurred on January 1, 2014. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2014 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Platinum. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Platinum, as they are nonrecurring.

Year ended December 31,	2015
Total revenues	$1,593,735
Net income available to RenaissanceRe common shareholders	423,768

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

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2015
Gross amount	$199,889	$96,599	$296,488
Accumulated impairment losses and amortization	(2,299)	(29,035)	(31,334)
	197,590	67,564	265,154
Amortization	—	(13,968)	(13,968)
Balance as of December 31, 2016
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(43,003)	(45,302)
	197,590	53,596	251,186
Amortization	—	(8,041)	(8,041)
Balance as of December 31, 2017
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(51,044)	(53,343)
	$197,590	$45,555	$243,145

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

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2015
Gross amount	$12,318	$51,796	$64,114
Accumulated impairment losses and amortization	(4,500)	(36,460)	(40,960)
	7,818	15,336	23,154
Amortization	—	(3,474)	(3,474)
Balance as of December 31, 2016
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(39,934)	(44,434)
	7,818	11,862	19,680
Amortization	—	(2,946)	(2,946)
Balance as of December 31, 2017
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(42,880)	(47,380)
	$7,818	$8,916	$16,734

In accordance with the Company’s established accounting policy, the beginning of the fourth quarter was used as the date for performing the annual impairment test. The Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. In light of the qualitative assessment, the Company performed a quantitative analysis using a discounted cash flow model and concluded that the full amount of the goodwill and other intangible assets associated with this equity method investment were impaired. Other than normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during the year ended December 31, 2017.

The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2017	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(51,633)	$43,825
Value of business acquired	20,200	(20,200)	—
Software	12,230	(12,230)	—
Licenses	10,267	—	10,267
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(4,030)	—
Trademarks and trade names	1,710	(1,331)	379
	$148,395	$(93,924)	$54,471

	Other intangible assets
At December 31, 2016	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(42,142)	$53,316
Value of business acquired	20,200	(19,527)	673
Software	12,230	(11,938)	292
Licenses	10,267	—	10,267
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(3,523)	507
Trademarks and trade names	1,710	(1,307)	403
	$148,395	$(82,937)	$65,458

The remaining useful life of intangible assets with finite lives ranges from one to 16 years, with a weighted-average amortization period of 7.9 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2018	$5,727	$2,596	$8,323
2019	5,446	2,427	7,873
2020	5,237	1,564	6,801
2021	4,910	702	5,612
2022	4,522	702	5,224
2023 and thereafter	9,446	925	10,371
Total remaining amortization expense	35,288	8,916	44,204
Indefinite lived	10,267	—	10,267
Total	$45,555	$8,916	$54,471

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2017	December 31, 2016
U.S. treasuries	$3,168,763	$2,617,894
Agencies	47,646	90,972
Municipal	509,802	519,069
Non-U.S. government (Sovereign debt)	287,660	333,224
Non-U.S. government-backed corporate	163,651	133,300
Corporate	2,063,459	1,877,243
Agency mortgage-backed	500,456	462,493
Non-agency mortgage-backed	300,331	258,944
Commercial mortgage-backed	202,062	409,747
Asset-backed	182,725	188,358
Total fixed maturity investments trading	$7,426,555	$6,891,244

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2017	Amortized Cost	Fair Value
Due in less than one year	$547,468	$546,255
Due after one through five years	4,551,757	4,521,930
Due after five through ten years	997,163	1,007,656
Due after ten years	163,188	165,140
Mortgage-backed	993,005	1,002,849
Asset-backed	182,289	182,725
Total	$7,434,870	$7,426,555

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2017	December 31, 2016

Financials	$253,543	$275,065
Communications and technology	49,526	36,770
Industrial, utilities and energy	34,325	30,303
Consumer	24,779	20,501
Healthcare	21,364	17,245
Basic materials	4,717	3,429
Total	$388,254	$383,313

Pledged Investments
At December 31, 2017, $4.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (2016 - $2.7 billion). Of this amount, $1.7 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2016 - $842.6 million).
Reverse Repurchase Agreements
At December 31, 2017, the Company held $30.0 million (2016 - $78.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2017	2016	2015
Fixed maturity investments	$179,624	$160,661	$134,800
Short term investments	11,082	5,127	1,227
Equity investments	3,628	4,235	8,346
Other investments
Private equity investments	33,999	6,155	9,455
Other	8,067	20,181	12,472
Cash and cash equivalents	1,196	788	467
	237,596	197,147	166,767
Investment expenses	(15,387)	(15,421)	(14,200)
Net investment income	$222,209	$181,726	$152,567

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2017	2016	2015
Gross realized gains	$49,121	$72,739	$50,488
Gross realized losses	(38,832)	(38,315)	(53,630)
Net realized gains (losses) on fixed maturity investments	10,289	34,424	(3,142)
Net unrealized gains (losses) on fixed maturity investments trading	8,479	26,954	(64,908)
Net realized and unrealized (losses) gains on investments-related derivatives	(2,490)	(15,414)	5,443
Net realized gains on equity investments trading	80,027	14,190	16,348
Net unrealized gains (losses) on equity investments trading	39,517	81,174	(22,659)
Net realized and unrealized gains (losses) on investments	$135,822	$141,328	$(68,918)

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2017	2016
Catastrophe bonds	$380,475	$335,209
Private equity partnerships	196,220	191,061
Senior secured bank loan funds	17,574	22,040
Hedge funds	524	1,495
Total other investments	$594,793	$549,805

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $42.1 million (2016 – $26.3 million, 2015 – $21.9 million) of which $24.7 million related to net unrealized gains (2016 – gains of $11.5 million, 2015 – gains of $10.4 million). Included in net investment income for 2017 is income of $1.9 million (2016 - $3.4 million, 2015 - $2.5 million) representing the change in estimate during the period related to the difference between the Company’s estimated fair value due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies,” and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to private equity partnerships and other entities of $1.0 billion, of which $585.2 million has been contributed at December 31, 2017. The Company’s remaining commitments to these funds at December 31, 2017 totaled $429.9 million. In the future, the Company may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2017			2016
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
THIG	$50,000	25.0%	$20,856	$50,000	25.0%	$19,286
Tower Hill	10,000	33.3%	14,917	10,000	32.3%	21,590
Tower Hill Re	4,250	25.0%	—	4,250	25.0%	2,903
Tower Hill Signature	500	25.0%	6,394	500	25.0%	9,085
Total Tower Hill Companies	64,750		42,167	64,750		52,864
Top Layer Re	65,375	50.0%	50,211	65,375	50.0%	60,360
Other	13,650	40.4%	9,596	23,923	41.8%	11,003
Total investments in other ventures, under equity method	$143,775		$101,974	$154,048		$124,227

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

The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2017	2016	2015
Top Layer Re	$9,851	$(8,576)	$8,026
Tower Hill Companies	(1,647)	10,379	13,116
Other	(174)	(840)	(661)
Total equity in earnings of other ventures	$8,030	$963	$20,481

During 2017, the Company received $29.7 million of dividends from its investments in other ventures, under equity method (2016 – $9.4 million, 2015 – $13.3 million). Losses from the Company’s investments in other ventures, under equity method, net of dividends and distributions received, were $6.3 million at December 31, 2017 (2016 - losses of $5.5 million). Except for Top Layer Re, the equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,168,763	$3,168,763	$—	$—
Agencies	47,646	—	47,646	—
Municipal	509,802	—	509,802	—
Non-U.S. government (Sovereign debt)	287,660	—	287,660	—
Non-U.S. government-backed corporate	163,651	—	163,651	—
Corporate	2,063,459	—	2,063,459	—
Agency mortgage-backed	500,456	—	500,456	—
Non-agency mortgage-backed	300,331	—	300,331	—
Commercial mortgage-backed	202,062	—	202,062	—
Asset-backed	182,725	—	182,725	—
Total fixed maturity investments	7,426,555	3,168,763	4,257,792	—
Short term investments	991,863	—	991,863	—
Equity investments trading	388,254	388,254	—	—
Other investments
Catastrophe bonds	380,475	—	380,475	—
Private equity partnerships (1)	196,220	—	—	—
Senior secured bank loan funds (1)	17,574	—	—	—
Hedge funds (1)	524	—	—	—
Total other investments	594,793	—	380,475	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,952)	—	—	(2,952)
Derivatives (3)	4,636	(45)	4,681	—
Other	(11,002)	—	(11,002)	—
Total other assets and (liabilities)	(9,318)	(45)	(6,321)	(2,952)
	$9,392,147	$3,556,972	$5,623,809	$(2,952)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2017 was $2.5 million and $5.5 million of other assets and other liabilities, respectively.

(3)	See “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,617,894	$2,617,894	$—	$—
Agencies	90,972	—	90,972	—
Municipal	519,069	—	519,069	—
Non-U.S. government (Sovereign debt)	333,224	—	333,224	—
Non-U.S. government-backed corporate	133,300	—	133,300	—
Corporate	1,877,243	—	1,877,243	—
Agency mortgage-backed	462,493	—	462,493	—
Non-agency mortgage-backed	258,944	—	258,944	—
Commercial mortgage-backed	409,747	—	409,747	—
Asset-backed	188,358	—	188,358	—
Total fixed maturity investments	6,891,244	2,617,894	4,273,350	—
Short term investments	1,368,379	—	1,368,379	—
Equity investments trading	383,313	383,313	—	—
Other investments
Catastrophe bonds	335,209	—	335,209	—
Private equity partnerships (1)	191,061	—	—	—
Senior secured bank loan fund (1)	22,040	—	—	—
Hedge funds (1)	1,495	—	—	—
Total other investments	549,805	—	335,209	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(13,004)	—	—	(13,004)
Derivatives (3)	(8,922)	(646)	(8,276)	—
Other	(13,105)	—	(13,105)	—
Total other assets and (liabilities)	(35,031)	(646)	(21,381)	(13,004)
	$9,157,710	$3,000,561	$5,955,557	$(13,004)

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
U.S. treasuries
Level 1 - At December 31, 2017, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 1.9% and a weighted average credit quality of AA (2016 - 1.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2017, the Company’s agency fixed maturity investments had a weighted average effective yield of 2.1% and a weighted average credit quality of AA (2016 - 2.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At December 31, 2017, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.2% and a weighted average credit quality of AA (2016 - 2.4% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At December 31, 2017, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 2.0% and a weighted average credit quality of AAA (2016 - 1.6% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At December 31, 2017, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 2.3% and a weighted average credit quality of AA (2016 - 1.5% and AAA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2017, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 3.8% and a weighted average credit quality of BBB (2016 - 3.7% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2017, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 3.0%, a weighted average credit quality of AA and a weighted average life of 6.4 years (2016 - 2.9%, AA and 6.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. The Company has no fixed maturity investments that were classified as sub-prime held at the time of purchase in its fixed maturity investments portfolio. At December 31, 2017, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.7%, a weighted average credit quality of BBB, and a weighted average life of 5.1 years (2016 - 4.3%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2017 had a weighted average effective yield of 3.7%, a weighted average credit quality of non-investment grade and a weighted average life of 6.2 years (2016 - 5.2%, non-investment grade and 6.0 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At December 31, 2017, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 2.9%, a weighted average credit quality of AAA, and a weighted average life of 4.5 years (2016 - 2.6%, AAA and 3.9 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2017, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 2.8%, a weighted average credit quality of AAA and a weighted average life of 3.0 years (2016 - 2.3%, AAA and 2.6 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At December 31, 2017, the Company’s short term investments had a weighted average effective yield of 1.4% and a weighted average credit quality of AAA (2016 - 0.7% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

Other
Level 2 - The liabilities measured at fair value and included in Level 2 at December 31, 2017 of $11.0 million are comprised of cash settled restricted stock units (“CSRSU”) that form part of the Company’s compensation program. The fair value of the Company’s CSRSUs is determined using observable exchange traded prices for the Company’s common shares.
Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant observable and unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

December 31, 2017	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$850	Internal valuation model	Bond price (U)	$101.53	$111.56	$107.15
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(3,802)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(4,626)
			Expected loss ratio (U)	n/a	n/a	22.1%
			Net acquisition expense ratio (O)	n/a	n/a	13.5%
			Contract period (O)	2.0 years	4.7 years	4.1 years
			Discount rate (U)	n/a	n/a	2.2%
Total other assets and (liabilities)	$(2,952)

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income	3,761
Purchases	354
Settlements	5,937
Balance - December 31, 2017	$(2,952)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Fixed maturity investments trading	Other assets and (liabilities)	Total
Balance - January 1, 2016	$7,618	$(5,899)	$1,719
Total realized and unrealized (losses) gains
Included in net investment income	(118)	—	(118)
Included in other income	—	6,339	6,339
Purchases	—	(13,444)	(13,444)
Settlements	(7,500)	—	(7,500)
Balance - December 31, 2016	$—	$(13,004)	$(13,004)

Fixed Maturity Investments
Corporate
Level 3 - Previously, the Company’s corporate fixed maturity investments included an investment in the preferred equity of an insurance holding company. The Company measured the fair value of this investment using a discounted cash flow model and ultimately sold this investment during the year ended December 31, 2016.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At December 31, 2017, the Company had a $0.9 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At December 31, 2017, the Company had a $3.8 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2017 were debt obligations of $989.6 million (2016 - $948.7 million). At December 31, 2017, the fair value of the Company’s debt obligations was $1,018.2 million (2016 – $964.8 million).
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

	2017	2016
Other investments	$594,793	$549,805
Other assets	$2,542	$4,379
Other liabilities	$5,494	$17,383

Included in net investment income for 2017 was net unrealized gains of $24.7 million related to the changes in fair value of other investments (2016 – gains of $11.5 million, 2015 – gains of $10.4 million). Included in other income for 2017 were net unrealized gains of $Nil related to the changes in the fair value of other assets and liabilities (2016 – $Nil, 2015 – losses of $0.4 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2017	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$196,220	$356,525	See below	See below	See below
Senior secured bank loan funds	17,574	23,958	See below	See below	See below
Hedge funds	524	—	See below	See below	See below
Total other investments measured using net asset valuations	$214,318	$380,483

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
Senior secured bank loan funds – At December 31, 2017 the Company had $17.6 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. The Company’s investments in hedge funds at December 31, 2017 were $0.5 million of so called “side pocket” investments which are not redeemable at the option of the shareholder. The Company will retain its interest in the side pocket investments until the underlying investments attributable to such side pockets are liquidated, realized or deemed realized at the discretion of the fund manager.

NOTE 7. REINSURANCE
The Company purchases reinsurance and other protection to manage its risk portfolio and to reduce its exposure to large losses. The Company currently has in place contracts that provide for recovery of a portion of certain claims and claim expenses, generally in excess of various retentions or on a proportional basis. In addition to loss recoveries, certain of the Company’s ceded reinsurance contracts provide for payments of additional premiums, for reinstatement premiums and for lost no-claims bonuses, which are incurred when losses are ceded to the respective reinsurance contracts. The Company remains liable to the extent that any reinsurer fails to meet its obligations.
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2017	2016	2015
Premiums written
Direct	$290,730	$208,282	$130,681
Assumed	2,506,810	2,166,294	1,880,629
Ceded	(926,215)	(839,264)	(595,127)
Net premiums written	$1,871,325	$1,535,312	$1,416,183
Premiums earned
Direct	$244,285	$157,112	$98,182
Assumed	2,307,219	1,874,993	1,769,088
Ceded	(833,929)	(628,675)	(466,719)
Net premiums earned	$1,717,575	$1,403,430	$1,400,551
Claims and claim expenses
Gross claims and claim expenses incurred	$3,420,388	$710,651	$544,972
Claims and claim expenses recovered	(1,558,960)	(179,820)	(96,734)
Net claims and claim expenses incurred	$1,861,428	$530,831	$448,238

At December 31, 2017, the Company’s reinsurance recoverable balance was $1.6 billion (2016 - $279.6 million). Of this amount, 54.5% is fully collateralized by our reinsurers, 44.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2016 - 47.3%, 52.6% and 0.1%, respectively). The reinsurers with the three largest balances accounted for 10.4%, 7.5% and 7.3%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2017 (2016 - 27.1%, 19.9% and 7.7%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.0 million at December 31, 2017 (2016 - $4.2 million). The three largest company-specific components of the valuation allowance represented 11.1%, 9.2% and 8.4%, respectively, of the Company’s total valuation allowance at December 31, 2017 (2016 - 27.1%, 17.9% and 5.6%, respectively).

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
On March 2, 2015 the Company acquired Platinum and the transaction was accounted for under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values, including Platinum’s claims and claim expense reserves, which totaled $1.4 billion at March 2, 2015, and consisted of $179.7 million and $1.2 billion included in the Company’s Property and Casualty and Specialty segments, respectively. These claims and claim expense reserves are subject to the reserving methodologies for each respective line of business as described below.
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2017	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

At December 31, 2016
Property	$214,954	$186,308	$226,512	$627,774
Casualty and Specialty	591,705	105,419	1,498,002	2,195,126
Other	6,935	—	18,459	25,394
Total	$813,594	$291,727	$1,742,973	$2,848,294

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2017	2016	2015
Net reserves as of January 1	$2,568,730	$2,632,519	$1,345,816
Net incurred related to:
Current year	1,902,424	694,957	610,685
Prior years	(40,996)	(164,126)	(162,447)
Total net incurred	1,861,428	530,831	448,238
Net paid related to:
Current year	450,527	83,015	95,747
Prior years	524,298	506,279	425,565
Total net paid	974,825	589,294	521,312
Amounts acquired (1)	—	—	1,394,117
Foreign exchange	38,445	(5,326)	(34,340)
Net reserves as of December 31	3,493,778	2,568,730	2,632,519
Reinsurance recoverable as of December 31	1,586,630	279,564	134,526
Gross reserves as of December 31	$5,080,408	$2,848,294	$2,767,045

(1)	Represents the fair value of Platinum's reserve for claims and claim expenses and reinsurance recoverable acquired at March 2, 2015.
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
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2017 on a consolidated basis and by segment is presented as supplementary information. The Company applied a retrospective approach with respect to its acquisition of Platinum, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below is a reconciling item that represents the unamortized balance of fair value adjustments recorded in connection with the acquisition of Platinum to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum.
For incurred and paid accident year claims denominated in foreign currency, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2017, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$1,459,436	$1,421,816	$1,401,967	$1,383,378	$1,310,946	$1,288,248	$1,266,331	$1,256,183	$1,239,405	$1,241,116	$44,189
2009	—	711,042	645,608	628,671	589,136	563,850	542,653	533,597	528,693	531,523	23,021
2010	—	—	1,016,922	975,846	927,941	897,148	896,219	886,997	895,201	894,050	76,527
2011	—	—	—	1,670,722	1,604,273	1,523,332	1,441,370	1,413,256	1,375,169	1,361,430	89,094
2012	—	—	—	—	867,675	773,367	710,123	683,784	655,602	658,180	94,086
2013	—	—	—	—	—	625,081	564,791	518,266	477,294	450,984	86,709
2014	—	—	—	—	—	—	664,603	617,617	605,648	586,559	83,121
2015	—	—	—	—	—	—	—	642,977	631,559	634,948	240,331
2016	—	—	—	—	—	—	—	—	684,960	691,472	358,843
2017	—	—	—	—	—	—	—	—	—	1,901,309	1,334,903
Total										$8,951,571	$2,430,824

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$275,963	$593,570	$800,202	$940,911	$1,016,658	$1,064,412	$1,095,431	$1,123,287	$1,145,149	$1,164,647
2009	—	96,574	271,031	323,183	367,996	400,991	440,320	462,407	468,759	476,298
2010	—	—	131,436	325,377	444,618	516,321	572,829	644,975	737,478	764,337
2011	—	—	—	259,261	550,668	909,176	1,067,386	1,158,233	1,202,703	1,230,285
2012	—	—	—	—	166,907	267,650	358,789	418,697	462,253	527,153
2013	—	—	—	—	—	87,837	181,738	246,582	292,542	330,184
2014	—	—	—	—	—	—	111,451	201,873	270,380	319,540
2015	—	—	—	—	—	—	—	96,141	195,140	289,630
2016	—	—	—	—	—	—	—	—	79,943	219,416
2017	—	—	—	—	—	—	—	—	—	450,886
Total										$5,772,376
Outstanding liabilities from accident year 2007 and prior, net of reinsurance										282,782
Claims and claim expenses, net of reinsurance, from the Company's former Bermuda-based insurance operations										673
Adjustment for unallocated claim expenses										23,694
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										7,434
Liability for claims and claim expenses, net of reinsurance										$3,493,778

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
Reserving for most of the Company's Property segment generally does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management after a catastrophe occurs by completing an in-depth analysis of the individual contracts which may potentially be impacted by the catastrophic event. The in-depth analysis generally involves: 1) estimating the size of insured industry losses from the catastrophic event; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed to the catastrophic event; 3) reviewing information reported by customers and brokers; 4) discussing the event with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the catastrophic event on a contract-by-contract basis and in aggregate for the event. Once an event has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the event. The Company's estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss for an event. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss for an event. Once the Company receives a valid notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
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

For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical reporting agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services (“PCS”) for U.S. catastrophes. The Company sets its initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although management may make significant adjustments based on the Company's current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements the Company's approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies and reviewing individual contracts impacted by the event. Approximately one year from the date of loss for these small events, the Company typically estimates IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of the Company's historical experience. There were no significant changes to the Company's paid loss development factors over the last three years.
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

The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2017, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$852,500	$754,840	$754,393	$750,523	$716,537	$701,522	$692,225	$684,834	$683,757	$683,374	$130
2009	—	224,928	169,191	149,830	143,232	138,899	139,676	138,948	139,167	138,732	238
2010	—	—	632,510	584,878	550,608	555,419	576,079	580,084	590,023	592,679	43,479
2011	—	—	—	1,286,890	1,221,811	1,170,141	1,118,651	1,098,124	1,066,200	1,063,035	41,910
2012	—	—	—	—	438,548	345,168	312,216	294,400	276,236	265,058	24,297
2013	—	—	—	—	—	230,355	200,105	177,533	155,384	143,823	5,264
2014	—	—	—	—	—	—	184,076	155,335	147,610	143,419	8,018
2015	—	—	—	—	—	—	—	227,093	196,094	177,296	32,432
2016	—	—	—	—	—	—	—	—	254,595	256,759	91,193
2017	—	—	—	—	—	—	—	—	—	1,345,006	857,673
Total										$4,809,181	$1,104,634

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$247,123	$392,800	$541,278	$631,204	$664,217	$678,266	$681,988	$683,821	$685,229	$685,874
2009	—	56,244	102,402	117,045	125,021	131,136	135,756	136,806	137,783	137,775
2010	—	—	96,570	226,433	308,198	352,293	389,954	417,446	496,324	506,297
2011	—	—	—	211,151	437,082	763,384	891,928	951,725	978,298	992,272
2012	—	—	—	—	100,067	145,326	189,555	209,059	219,069	231,272
2013	—	—	—	—	—	49,805	94,776	120,117	131,293	135,499
2014	—	—	—	—	—	—	55,365	96,667	119,473	124,533
2015	—	—	—	—	—	—	—	62,358	109,386	128,434
2016	—	—	—	—	—	—	—	—	47,716	119,977
2017	—	—	—	—	—	—	—	—	—	412,477
Total										$3,474,410
Outstanding liabilities from accident year 2007 and prior, net of reinsurance										4,211
Adjustment for unallocated claim expenses										3,352
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										956
Liability for claims and claim expenses, net of reinsurance										$1,343,290

Casualty and Specialty Segment
The Company offers its casualty and specialty reinsurance products principally on a proportional basis, and it also provides excess of loss coverage. The Company offers casualty and specialty reinsurance products to insurance and reinsurance companies and provides coverage for specific geographic regions or on a worldwide basis. Principally all of the business is reinsurance, although from time to time, the Company writes insurance business.
As with the Company's Property segment, its Casualty and Specialty segment reinsurance contracts can include coverage for relatively large limits or exposures. As a result, the Company's casualty and specialty reinsurance business can be subject to significant claims volatility. In periods of low claims frequency or severity, the Company's results will generally be favorably impacted while in periods of high claims frequency or severity the Company's results will generally be negatively impacted.
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

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2017, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2017
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$606,936	$666,976	$647,574	$632,855	$594,409	$586,726	$574,106	$571,349	$555,648	$557,742	$44,059
2009	—	486,114	476,417	478,841	445,904	424,951	402,977	394,649	389,526	392,791	22,783
2010	—	—	384,412	390,968	377,333	341,729	320,140	306,913	305,178	301,371	33,048
2011	—	—	—	383,832	382,462	353,191	322,719	315,132	308,969	298,395	47,184
2012	—	—	—	—	429,127	428,199	397,907	389,384	379,366	393,122	69,789
2013	—	—	—	—	—	394,726	364,686	340,733	321,910	307,161	81,445
2014	—	—	—	—	—	—	480,527	462,282	458,038	443,140	75,103
2015	—	—	—	—	—	—	—	415,884	435,465	457,652	207,899
2016	—	—	—	—	—	—	—	—	430,365	434,713	267,650
2017	—	—	—	—	—	—	—	—	—	556,303	477,230
Total										$4,142,390	$1,326,190

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2008	$28,840	$200,770	$258,924	$309,707	$352,441	$386,146	$413,443	$439,466	$459,920	$478,773
2009	—	40,330	168,629	206,138	242,975	269,855	304,564	325,601	330,976	338,523
2010	—	—	34,866	98,944	136,420	164,028	182,875	227,529	241,154	258,040
2011	—	—	—	48,110	113,586	145,792	175,458	206,508	224,405	238,013
2012	—	—	—	—	66,840	122,324	169,234	209,638	243,184	295,881
2013	—	—	—	—	—	38,032	86,962	126,465	161,249	194,685
2014	—	—	—	—	—	—	56,086	105,206	150,907	195,007
2015	—	—	—	—	—	—	—	33,783	85,754	161,196
2016	—	—	—	—	—	—	—	—	32,227	99,439
2017	—	—	—	—	—	—	—	—	—	38,409
Total										$2,297,966
Outstanding liabilities from accident year 2007 and prior, net of reinsurance										278,571
Adjustment for unallocated claim expenses										20,342
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										6,478
Liability for claims and claim expenses, net of reinsurance										$2,149,815

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2017	2016	2015
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(45,596)	$(104,876)	$(93,786)
Casualty and Specialty	6,183	(58,140)	(67,791)
Other	(1,583)	(1,110)	(870)
Total favorable development of prior accident years net claims and claim expenses	$(40,996)	$(164,126)	$(162,447)

Changes to prior year estimated claims reserves decreased the Company’s net loss by $41.0 million during 2017 (2016 - increased the Company’s net income by $164.1 million, 2015 - increased the Company’s net income by $162.4 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.

Property Segment
The following tables and discussion detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Year ended December 31,	2017
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(4,395)
April and May U.S. Tornadoes (2011)	(4,177)
Thailand Floods (2011)	(2,513)
Hurricane Matthew (2016)	(1,239)
New Zealand Earthquake (2011)	5,807
New Zealand Earthquake (2010)	4,061
Other	(5,184)
Total large catastrophe events	(7,640)
Small catastrophe events
2016 PCS Events (2016)	(18,550)
Tianjin Explosion (2015)	(8,002)
Fort McMurray Wildfire (2016)	(6,364)
Other	(5,882)
Total small catastrophe events	(38,798)
Total catastrophe net claims and claim expenses	(46,438)
Actuarial assumption changes	842
Total net favorable development of prior accident years net claims and claim expenses	$(45,596)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2017 of $45.6 million was comprised of net favorable development of $7.6 million related to large catastrophe events, net favorable development of $38.8 million related to small catastrophe events and $0.8 million of adverse development associated with actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large events was a number of relatively small net decreases in the estimated ultimate losses associated with a number of events from prior accident years. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 PCS Events of $18.6 million, the 2015 Tianjin Explosion of $8.0 million and the 2016 Fort McMurray Wildfire of $6.4 million. In addition, the Company’s Property segment experienced net favorable development of $5.9 million associated with a number of other small catastrophe events.

Year ended December 31,	2016
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(15,131)
Storm Sandy (2012)	(10,849)
Tohoku Earthquake and Tsunami (2011)	(7,314)
New Zealand Earthquake (2011)	1,987
New Zealand Earthquake (2010)	6,904
Other	(9,523)
Total large catastrophe events	(33,926)
Small catastrophe events
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(6,286)
Tianjin Explosion (2015)	(5,686)
U.S. PCS 15 Wind and Thunderstorm (2013)	(5,648)
U.S. PCS 81 Wind and Thunderstorm (2015)	(5,098)
Other	(48,232)
Total small catastrophe events	(70,950)
Total catastrophe net claims and claim expenses	(104,876)
Total net favorable development of prior accident years net claims and claim expenses	$(104,876)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2016 of $104.9 million was principally driven by $33.9 million and $71.0 million related to large and small catastrophes, respectively. Included in the net favorable development of prior accident years net claims and claim expenses associated with large catastrophes was favorable development of $15.1 million from the 2011 Thailand Floods, $10.8 million from Storm Sandy in 2012, $7.3 million from the 2011 Tohoku Earthquake and Tsunami, partially offset by adverse development of $6.9 million and $2.0 million related to the 2010 and 2011 New Zealand Earthquakes, respectively, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events were a number of wind and thunderstorm events, primarily from the 2013 and 2015 accident years totaling $17.0 million, and $5.7 million associated with the 2015 Tianjin Explosion, each principally the result of changes in estimated ultimate losses for each respective event, with the remainder due to a number of other large and small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Year ended December 31,	2015
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(18,823)
Tohoku Earthquake and Tsunami (2011)	(5,313)
New Zealand Earthquake (2011)	22,754
2011 International Events	(1,382)
Storm Sandy (2012)	(12,503)
April and May U.S. Tornadoes (2011)	(10,190)
New Zealand Earthquake (2010)	1,095
Other	(11,300)
Total large catastrophe events	(34,280)
Small catastrophe events
Other	(58,005)
Total small catastrophe events	(58,005)
Total catastrophe net claims and claim expenses	(92,285)
Actuarial assumption changes	(1,501)
Total net favorable development of prior accident years net claims and claim expenses	$(93,786)

The favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2015 of $93.8 million was comprised of $34.3 million and $58.0 million related to large and small catastrophe events, respectively. Included in the favorable development of prior accident years net claims and claim expenses related to large catastrophe events was $12.5 million related to Storm Sandy and $10.2 million related to the April and May 2011 U.S. Tornadoes, each principally the result of changes in the Company’s estimated ultimate loss for each respective event. In addition, the Company experienced $69.3 million of favorable development related to a number of other large and small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Net favorable development of prior accident years net claims and claim expenses related to the 2011 New Zealand Earthquake, the 2011 Thailand Floods and the 2011 Tohoku Earthquake and Tsunami (collectively the “2011 International Events”) was $1.4 million and included reductions in reported losses on the 2011 Thailand Floods and Tohoku Earthquake and Tsunami, offset by a net increase in reported losses on the 2011 New Zealand Earthquake, with each respective movement principally driven by the same counterparties re-allocating losses among the 2011 International Events.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2017	2016	2015
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(24,836)	$(52,601)	$(72,551)
Ogden Rate change	33,481	—	—
Actuarial assumption changes	(2,462)	(5,539)	4,760
Total favorable development of prior accident years net claims and claim expenses	$6,183	$(58,140)	$(67,791)

The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2017 of $6.2 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Offsetting the adverse development due to the impact of the Ogden Rate change was $24.8 million of net favorable development in 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
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
Other
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Other category:

Year ended December 31,	2017	2016	2015
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Other	$(1,583)	$(1,110)	$(870)

The Company’s Other category experienced net favorable development on prior accident years net claims and claim expenses of $1.6 million in 2017 (2016 - $1.1 million; 2015 - $0.9 million).

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2017
Net reserve for claims and claim expenses
Property	$1,343,290
Casualty and Specialty	2,149,815
Other	673
Total net reserve for claims and claim expenses	3,493,778

Reinsurance recoverable
Property	$1,143,100
Casualty and Specialty	425,677
Other	17,853
Total reinsurance recoverable	1,586,630
Total gross reserve for claims and claim expenses	$5,080,408

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average annual percentage payout of incurred claims by age, net of reinsurance (number of years)
At December 31, 2017	1	2	3	4	5	6	7	8	9	10
Property	27.8%	23.0%	21.3%	10.1%	5.2%	3.1%	3.9%	0.9%	0.2%	0.1%
Casualty and Specialty	10.1%	19.6%	11.8%	9.8%	8.3%	9.5%	4.9%	3.9%	2.9%	3.4%

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
Notwithstanding the factors noted above, the Company has developed claims frequency information associated with its excess of loss reinsurance contracts. As each accident year develops, the Company would expect the cumulative number of reported claims to increase in certain of its excess of loss reinsurance contracts, most notably in its Casualty and Specialty segment. In determining claims frequency for its excess of loss reinsurance contracts, the Company has made the following assumptions:

•	Claims below the insured layer of a contract are excluded;

•	If an insured loss event results in claims associated with a number of layers of a contract, the Company would consider this to be a single claim; and

•	If an insured loss event results in claims associated with a number of the Company's operating subsidiaries, the Company considers each operating subsidiary to have a reported claim.

The following table details the Company's cumulative number of reported claims for its excess of loss reinsurance contracts allocated by segment:

	At December 31, 2017
	Cumulative number of reported claims
Accident Year	Property	Casualty and Specialty
2008	1,355	1,395
2009	743	1,112
2010	784	1,052
2011	1,184	1,367
2012	679	1,354
2013	628	1,409
2014	549	1,771
2015	591	1,569
2016	818	1,114
2017	1,173	313

Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.2 million during 2017 (2016 – $0.2 million, 2015 – $0.3 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $3.7 million during 2017 (2016 – $6.2 million, 2015 – $6.2 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $21.7 million are included in reinsurance balances payable at December 31, 2017 (2016 – $25.7 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2017 (2016 – $Nil) associated with these contracts.
NOTE 9. DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$294,654	$295,303	$—	$—
3.700% Senior Notes due 2025	302,781	297,318	291,750	296,948
5.75% Senior Notes due 2020	263,750	249,272	270,875	248,941
Series B 7.50% Senior Notes due 2017	—	—	257,500	255,352
4.750% Senior Notes due 2025 (DaVinciRe) (1)	157,050	147,730	144,675	147,422
	$1,018,235	$989,623	$964,800	$948,663

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
Series B 7.50% Notes due 2017 of Platinum Underwriters Finance, Inc.
On November 2, 2005, Platinum Underwriters Finance, Inc. (“Platinum Finance”) issued $250.0 million in aggregate principal amount of its Series B 7.50% Notes due June 1, 2017 (the “Platinum Finance Notes”). On June 1, 2017, the Platinum Finance Notes matured and the Company repaid the aggregate principal amount of $250.0 million plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Interest on the Platinum Finance Notes was payable on June 1 and December 1 of each year. The Platinum Finance Notes, which were senior obligations, were fully and unconditionally guaranteed by RenaissanceRe, and were redeemable by Platinum Finance prior to maturity, subject to the payment of a “make-whole” premium. The Platinum Finance Notes contained various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries.
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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2017	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	106,794
Uncommitted Standby Letter of Credit Facility with NAB	3,785
Bilateral Letter of Credit Facility with Citibank Europe	197,278
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$487,857

Specialty Risks FAL Facility	£10,000
Total credit facilities in British Pounds	£10,000

RenaissanceRe Revolving Credit Facility
On May 15, 2015, RenaissanceRe entered into an amended and restated credit agreement (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated the credit agreement, dated as of May 17, 2012, as amended. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $250.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. At December 31, 2017, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
RRNAH and RenaissanceRe Finance guarantee RenaissanceRe’s obligations under the Revolving Credit Agreement. Subject to certain exceptions, additional subsidiaries of RenaissanceRe are required to become guarantors if such subsidiaries issue or incur certain types of indebtedness.
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
At December 31, 2017, the Applicants had $106.8 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
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
At December 31, 2017, the NAB Facility Applicants had $3.8 million outstanding under the NAB Standby Letter of Credit Agreement.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the facility letter, dated September 17, 2010, as amended, among Citibank Europe plc (“CEP”) and certain subsidiaries and affiliates of RenaissanceRe (the “Facility Letter”), CEP has established a letter of credit facility (the “Bilateral Facility”) under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” currently include Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S.and Renaissance Reinsurance U.S. The aggregate commitment amount is $300.0 million, subject to a sublimit of $25.0 million for letters of credit issued for the account of Renaissance Reinsurance U.S.
The Bilateral Facility is scheduled to expire on December 31, 2019. At all times during which it is a party to the Bilateral Facility, each Bilateral Facility Participant is obligated to pledge to CEP securities with a value (determined as provided in such facility) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies, including terminating its commitment to such Bilateral Facility Participant and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.

Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the Bilateral Facility.
At December 31, 2017, $197.3 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $102.7 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.
Funds at Lloyd’s Letter of Credit Facilities
Effective November 23, 2015, Renaissance Reinsurance entered into a letter of credit facility with Bank of Montreal (“BMO”), CEP and ING Bank N.V. (“ING”) as lenders (the “Renaissance Reinsurance FAL Facility”), evidenced by a letter of credit reimbursement agreement (the “Reimbursement Agreement”), which provides for the issuance by the lenders of letters of credit to support business written by Syndicate 1458. Effective May 31, 2016 the Funds at Lloyd’s letters of credit issued for the account of Renaissance Reinsurance were increased from $360.0 million and £85.0 million to $380.0 million and £90.0 million, respectively, and effective as of May 25, 2017, the stated amount of the $380.0 million letter of credit was reduced to $180.0 million and the £90.0 million letter of credit was cancelled.
Renaissance Reinsurance may request that the Renaissance Reinsurance FAL Facility be amended to increase the stated amount of the letter of credit, or issue a new letter or credit denominated in British Pounds, in an aggregate amount for all such increases or issuances not to exceed $150.0 million or the equivalent thereof.
At all times during the term of the Renaissance Reinsurance FAL Facility, Renaissance Reinsurance is obligated to pledge to the lenders certain eligible securities with a collateral value (determined as provided in the Reimbursement Agreement) that, until a Full Collateralization Event (as defined in the Reimbursement Agreement) occurs, is at Renaissance Reinsurance’s election, either (i) greater than or equal to 100% of the aggregate amount of its then-outstanding letters of credit or (ii) greater than or equal to 60% but less than 100% of the aggregate amount of its then-outstanding letters of credit. Upon the occurrence of a Full Collateralization Event, Renaissance Reinsurance is obligated to collateralize the Renaissance Reinsurance FAL Facility at 100%. The latest date upon which Renaissance Reinsurance will become obligated to collateralize the Facility at 100% is December 31, 2018.
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
At December 31, 2017, the face amount of the outstanding letter of credit issued by CEP under the Renaissance Reinsurance FAL Facility was $180.0 million.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into a letter of credit facility (the “Specialty Risks FAL Facility”), evidenced by a Master Agreement (the “Specialty Risks Master Agreement”), and a related Pledge Agreement (the “Specialty Risks Pledge Agreement”), which provided for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by RenaissanceRe Specialty Risks and Syndicate 1458. Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks under the Specialty Risks FAL Facility. At all times during the term of the Specialty Risks FAL Facility, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit. The Specialty Risks Master Agreement and the Specialty Risks Pledge Agreement contain representations, warranties and covenants that are customary for facilities of this type. At December 31, 2017, letters of credit issued by CEP under the Specialty Risks FAL Facility were outstanding in the face amount of £10.0 million.

Top Layer Re
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2017:

2018	$—
2019	—
2020	250,000
2021	—
2022	—
After 2022	750,000
Unamortized discount and debt issuance expenses	(10,377)
$989,623

NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	December 31, 2017	December 31, 2016
Redeemable noncontrolling interest - DaVinciRe	$1,011,659	$994,458
Redeemable noncontrolling interest - Medici	284,847	181,136
Redeemable noncontrolling interests	$1,296,506	$1,175,594

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	2017	2016	2015
Redeemable noncontrolling interest - DaVinciRe	$(134,860)	$118,748	$106,399
Redeemable noncontrolling interest - Medici	2,578	8,338	4,651
Net income attributable to redeemable noncontrolling interests	$(132,282)	$127,086	$111,050

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.1% at December 31, 2017 (2016 - 24.0%).
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
2017
During January 2017, DaVinciRe redeemed $75.0 million of its outstanding shares from certain existing DaVinciRe shareholders, including RenaissanceRe. In connection with the redemption, DaVinciRe retained a $7.5 million holdback. In addition, RenaissanceRe sold an aggregate of $24.0 million of its shares in DaVinciRe to an existing shareholder and a new investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 22.6%, effective January 1, 2017.
During July 2017, RenaissanceRe purchased $12.0 million of DaVinciRe’s outstanding shares from an existing third-party shareholder. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 23.5%, effective July 1, 2017.
Effective October 1, 2017, DaVinciRe completed an equity capital raise of $248.6 million from third-party investors and RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $49.7 million of its shares in DaVinciRe to third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 22.1%, effective October 1, 2017.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2017	2016
Balance – January 1	$994,458	$930,955
Redemption of shares from redeemable noncontrolling interest	(80,058)	(98,285)
Sale of shares to redeemable noncontrolling interest	232,119	43,040
Net (loss) income attributable to redeemable noncontrolling interest	(134,860)	118,748
Balance – December 31	$1,011,659	$994,458

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
2017
During 2017, third-party investors subscribed for $149.2 million and redeemed $48.0 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 26.8% at December 31, 2017.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
See “Note 23. Subsequent Events” for additional information related to Medici transactions which occurred subsequent to December 31, 2017.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	2017	2016
Balance – January 1	$181,136	$115,009
Redemption of shares from redeemable noncontrolling interest	(48,049)	(21,729)
Sale of shares to redeemable noncontrolling interest	149,182	79,518
Net income attributable to redeemable noncontrolling interest	2,578	8,338
Balance – December 31	$284,847	$181,136

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
2017
During 2017, Upsilon RFO returned $84.3 million of capital to its investors, including $33.0 million to the Company. In addition, during 2017, $180.6 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $27.2 million to the Company, and an existing third-party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. At December 31, 2017, the Company’s participation in the risks assumed by Upsilon RFO was 20.8%.
At December 31, 2017, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $1.2 billion and $1.2 billion, respectively (2016 - $193.0 million and $193.0 million, respectively). See “Note 23. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to December 31, 2017.
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
At December 31, 2017, the total assets and total liabilities of Mona Lisa Re were $25.9 million and $25.9 million, respectively (2016 - $184.2 million and $184.2 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.4 million and $0.4 million, respectively, during 2017 (2016 - $7.4 million and $5.1 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $4.1 million and $2.9 million, respectively, during 2017 (2016 - $7.3 million and $5.0 million, respectively).
Fibonacci Re
Effective November 7, 2016, Fibonacci Re, a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates.
Upon issuance of a series of notes by Fibonacci Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance underlying such series of notes. The outstanding principal amount of each series of notes generally is expected to be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned is expected to be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes. RUM receives an origination and structuring fee in connection with the formation and operation of Fibonacci Re.

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $14.1 million at December 31, 2017.
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with premiums ceded of $9.0 million during 2017. In addition, Renaissance Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Fibonacci Re of $8.2 million during 2017.
Langhorne
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks.  In connection with Langhorne, as of December 31, 2017 the Company has invested $0.6 million in Langhorne Holdings, a company that owns and manages certain reinsurance entities within Langhorne. In addition, the Company has committed to investing in Langhorne Partners, the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
The Company concluded that Langhorne Holdings meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Langhorne Holdings and concluded it is not the primary beneficiary of Langhorne Holdings, as it does not have power over the activities that most significantly impact the economic performance of Langhorne Holdings. As a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company separately evaluated Langhorne Partners and concluded that it was not a VIE. The Company will account for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.
The Company anticipates that its investment in Langhorne will increase, perhaps materially, as in-force life and annuity blocks of businesses are written. Other than its current and committed future equity investment in Langhorne, the Company has not provided financial or other support to Langhorne that it was not contractually required to provide.

NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2017	2016	2015
(thousands of shares)
Issued and outstanding shares – January 1	41,187	43,701	38,442
Issuance of shares	—	—	7,435
Repurchase of shares	(1,322)	(2,741)	(2,473)
Exercise of options and issuance of restricted stock awards	159	227	297
Issued and outstanding shares – December 31	40,024	41,187	43,701

Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.32 per common share to common shareholders of record on March 15, 2017, June 15, 2017, September 15, 2017 and December 15, 2017, respectively, and RenaissanceRe paid a dividend of $0.32 per common share to common shareholders on March 31, 2017, June 30, 2017, September 29, 2017 and December 29, 2017, respectively. Dividends declared and paid on common shares amounted to $1.28 per common share for 2017 (2016 - $1.24, 2015 - $1.20), or $51.4 million on all common shares outstanding (2016 - $51.6 million, 2015 - $54.0 million).
The Board of Directors approved the payment of quarterly dividends on the Series C 6.08% Preference Shares and Series E 5.375% Preference Shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates. The amount of the dividend on the Series C 6.08% Preference Shares is an amount per share equal to 6.08% of the liquidation preference per annum (the equivalent to $1.52 per share per annum, or $0.38 per share per quarter). The amount of the dividend on the Series E 5.375% Preference Shares is an amount per share equal to 5.375% of the liquidation preference per annum (the equivalent to $1.34375 per share per annum, or $0.3359375 per share per quarter). During 2017, RenaissanceRe declared and paid $22.4 million in preference share dividends (2016 - $22.4 million, 2015 - $22.4 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2017, pursuant to the Company’s publicly announced share repurchase program, the Company repurchased an aggregate of 1.3 million common shares in open market transactions at an aggregate cost of $188.6 million, and an average price of $142.67 per common share. At December 31, 2017, $500.0 million remained available for repurchase under the share repurchase program.

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
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus certain dividends at RenaissanceRe’s option on or after June 1, 2018 and March 23, 2009, respectively. Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares are payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. As stated above, the Board of Directors approved the payment of quarterly dividends on the Series C Preference Shares and Series E Preference Shares in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors.
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
NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2017	2016	2015
(thousands of shares)
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$480,581	$408,811
Amount allocated to participating common shareholders (1)	(457)	(5,666)	(4,721)
Net (loss) income allocated to RenaissanceRe common shareholders	$(245,227)	$474,915	$404,090
Denominator:
Denominator for basic (loss) income per RenaissanceRe common share - weighted average common shares	39,854	41,314	43,157
Per common share equivalents of employee stock options and performance shares	—	245	369
Denominator for diluted (loss) income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,854	41,559	43,526
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(6.15)	$11.50	$9.36
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(6.15)	$11.43	$9.28

(1)
Represents earnings attributable to holders of unvested restricted shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
The Company has equity interests in the Tower Hill Companies as described in “Note 5. Investments”. The Company has entered into reinsurance arrangements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance arrangements with respect to business produced by the Tower Hill Companies. For 2017, the Company recorded $39.1 million (2016 - $32.8 million, 2015 - $32.2 million) of gross premium written assumed from Tower Hill and its subsidiaries and affiliates. Gross premiums earned totaled $35.7 million (2016 - $32.3 million, 2015 - $35.8 million) and expenses incurred were $5.1 million (2016 - $3.8 million, 2015 - $4.1 million) for 2017. The Company had a net related outstanding receivable balance of $14.1 million as of December 31, 2017 (2016 - $14.2 million). During 2017, the Company assumed net claims and claim expenses of $94.4 million (2016 - assumed net claims and claim expenses of $1.5 million, 2015 - recovered net claims and claim expenses of $1.6 million) and, as of December 31, 2017, had a net reserve for claims and claim expenses of $65.3 million (2016 - $36.8 million). In addition, the Company received distributions of $8.3 million from the Tower Hill Companies during 2017 (2016 - $9.0 million, 2015 - $13.1 million).
During 2017, the Company received distributions from Top Layer Re of $20.0 million (2016 - $Nil, 2015 - $Nil), and recorded a management fee of $2.7 million (2016 - $2.6 million, 2015 - $2.6 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2017, the Company received 76.4% of its gross premiums written (2016 - 80.8%, 2015 - 81.5%) from three brokers. Subsidiaries and affiliates of AON, Marsh, and Willis Towers Watson accounted for 42.8%, 23.8% and 9.8%, respectively, of gross premiums written in 2017 (2016 - 46.4%, 23.6% and 10.8%, respectively, 2015 - 48.1%, 21.7% and 11.7%, respectively).
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
The following is a summary of the Company’s (loss) income before taxes allocated between domestic and foreign operations:

Year ended December 31,	2017	2016	2015
Domestic
Bermuda	$(262,827)	$652,758	$511,114
Foreign
U.K.	(41,656)	(24,278)	(22,712)
Singapore	(12,421)	2,180	(4,737)
U.S.	(11,897)	(1,236)	12,523
Ireland	617	964	188
(Loss) income before taxes	$(328,184)	$630,388	$496,376

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2017	Current	Deferred	Total
Total income tax (expense) benefit	$(844)	$(25,643)	$(26,487)
Year ended December 31, 2016
Total income tax (expense) benefit	$(2,090)	$1,750	$(340)
Year ended December 31, 2015
Total income tax (expense) benefit	$(3,471)	$49,337	$45,866

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 35.0%, 12.5%, 19.3% and 17.0% have been used for Bermuda, the U.S., Ireland, the U.K. and Singapore, respectively.
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2017	2016	2015
Expected income tax benefit	$14,216	$4,856	$1,011
Tax exempt income	3,794	4,487	4,939
Non-taxable foreign exchange gains (losses)	2,574	(1,126)	(1,897)
Transaction costs	—	(131)	3,654
Withholding tax	(216)	(2,578)	(3,036)
Change in valuation allowance	(11,718)	(924)	43,808
Effect of change in tax rate	(38,083)	—	—
Other	2,946	(4,924)	(2,613)
Income tax (expense) benefit	$(26,487)	$(340)	$45,866

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2017	2016
Deferred tax assets
Tax loss and credit carryforwards	$62,643	$51,620
Reserve for claims and claim expenses	13,992	26,265
Deferred interest expense	11,320	18,408
Unearned premiums	9,436	7,496
Deferred underwriting results	3,407	—
Investments	—	3,269
Accrued expenses	2,641	9,386
	103,439	116,444
Deferred tax liabilities
Deferred acquisition expenses	(12,343)	(7,485)
Amortization and depreciation	(3,340)	(7,097)
Investments	(1,047)	—
Deferred underwriting results	—	(2,964)
	(16,730)	(17,546)
Net deferred tax asset before valuation allowance	86,709	98,898
Valuation allowance	(30,016)	(18,776)
Net deferred tax asset	$56,693	$80,122

As a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017, the Company recorded a $36.7 million write-down of its U.S. deferred tax asset in 2017. The Company’s net deferred tax asset is included in other assets on its consolidated balance sheets.
During 2017, the Company recorded a net increase to the valuation allowance of $11.2 million (2016 – increase of $0.9 million, 2015 – decrease of $43.8 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred interest expense, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. Losses incurred within the U.S. tax-paying subsidiaries in the fourth quarter of 2011 were significant enough to result in a cumulative GAAP taxable loss at the U.S. tax-paying subsidiaries for the three year period ended December 31, 2011. The Company concluded that a valuation allowance was required from 2011 through the period ended December 31, 2014 based on the relevant evidence during that time period, primarily that the Company remained in a cumulative GAAP taxable loss position for this period, among other facts. As of December 31, 2014, the U.S. valuation allowance was $48.5 million. In the first quarter of 2015, as a result of expected profits in the U.S. based operations due principally to the Platinum acquisition, the Company determined it was more likely than not it would be able to recover a substantial portion of the U.S. net deferred tax asset and thus reduced the U.S. valuation allowance from $48.5 million to $1.0 million. Factors that led to this determination included the combined cumulative GAAP taxable income position of the Company’s U.S.-based operations (including the entities acquired) along with the future expected profits of the combined operations.
A valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards. In 2017, the valuation allowance with respect to the Company’s U.K. operations increased by $12.1 million.
In the U.S., the Company has net operating loss carryforwards of $162.4 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. The Company has net operating loss carryforwards of $124.8 million in the U.K., $19.5 million in Singapore and $4.7 million in Ireland. Under applicable law, the U.K., Singapore and Irish net operating losses can be carried forward for an indefinite period.
The Company had a net payment for U.S. federal, Irish, U.K. and Singapore income taxes of $0.3 million for the year ended 2017 (2016 – net refund of $1.1 million, 2015 – net payment of $10.3 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2017 (2016 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2017, interest and penalties accrued on unrecognized tax benefits were $Nil (2016 – $Nil). Income tax returns filed for tax years 2014 through 2016, 2013 through 2016, 2016, and 2013 through 2016, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, and Singapore tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,440,437	$1,357,110	$(7)	$2,797,540
Net premiums written	$978,014	$893,307	$4	$1,871,325
Net premiums earned	$931,070	$786,501	$4	$1,717,575
Net claims and claim expenses incurred	1,297,985	565,026	(1,583)	1,861,428
Acquisition expenses	113,816	233,077	(1)	346,892
Operational expenses	94,194	66,548	36	160,778
Underwriting (loss) income	$(574,925)	$(78,150)	$1,552	(651,523)
Net investment income			222,209	222,209
Net foreign exchange gains			10,628	10,628
Equity in losses of other ventures			8,030	8,030
Other income			9,415	9,415
Net realized and unrealized gains on investments			135,822	135,822
Corporate expenses			(18,572)	(18,572)
Interest expense			(44,193)	(44,193)
Loss before taxes and redeemable noncontrolling interests				(328,184)
Income tax benefit			(26,487)	(26,487)
Net loss attributable to redeemable noncontrolling interests			132,282	132,282
Dividends on preference shares			(22,381)	(22,381)
Net loss attributable to RenaissanceRe common shareholders				$(244,770)

Net claims and claim expenses incurred – current accident year	$1,343,581	$558,843	$—	$1,902,424
Net claims and claim expenses incurred – prior accident years	(45,596)	6,183	(1,583)	(40,996)
Net claims and claim expenses incurred – total	$1,297,985	$565,026	$(1,583)	$1,861,428

Net claims and claim expense ratio – current accident year	144.3%	71.1%		110.8%
Net claims and claim expense ratio – prior accident years	(4.9)%	0.7%		(2.4)%
Net claims and claim expense ratio – calendar year	139.4%	71.8%		108.4%
Underwriting expense ratio	22.3%	38.1%		29.5%
Combined ratio	161.7%	109.9%		137.9%

Year ended December 31, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576
Net premiums written	$725,321	$809,848	$143	$1,535,312
Net premiums earned	$720,951	$682,337	$142	$1,403,430
Net claims and claim expenses incurred	151,545	380,396	(1,110)	530,831
Acquisition expenses	97,594	191,729	—	289,323
Operational expenses	108,642	88,984	123	197,749
Underwriting income	$363,170	$21,228	$1,129	385,527
Net investment income			181,726	181,726
Net foreign exchange losses			(13,788)	(13,788)
Equity in earnings of other ventures			963	963
Other income			14,178	14,178
Net realized and unrealized gains on investments			141,328	141,328
Corporate expenses			(37,402)	(37,402)
Interest expense			(42,144)	(42,144)
Income before taxes and noncontrolling interests				630,388
Income tax expense			(340)	(340)
Net income attributable to noncontrolling interests			(127,086)	(127,086)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$480,581

Net claims and claim expenses incurred – current accident year	$256,421	$438,536	$—	$694,957
Net claims and claim expenses incurred – prior accident years	(104,876)	(58,140)	(1,110)	(164,126)
Net claims and claim expenses incurred – total	$151,545	$380,396	$(1,110)	$530,831

Net claims and claim expense ratio – current accident year	35.6%	64.3%		49.5%
Net claims and claim expense ratio – prior accident years	(14.6)%	(8.6)%		(11.7)%
Net claims and claim expense ratio – calendar year	21.0%	55.7%		37.8%
Underwriting expense ratio	28.6%	41.2%		34.7%
Combined ratio	49.6%	96.9%		72.5%

Year ended December 31, 2015	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,072,159	$939,241	$(90)	$2,011,310
Net premiums written	$726,145	$690,086	$(48)	$1,416,183
Net premiums earned	$805,985	$594,614	$(48)	$1,400,551
Net claims and claim expenses incurred	128,290	320,818	(870)	448,238
Acquisition expenses	94,249	144,095	248	238,592
Operational expenses	118,666	100,180	266	219,112
Underwriting income	$464,780	$29,521	$308	494,609
Net investment income			152,567	152,567
Net foreign exchange losses			(3,051)	(3,051)
Equity in earnings of other ventures			20,481	20,481
Other income			13,472	13,472
Net realized and unrealized losses on investments			(68,918)	(68,918)
Corporate expenses			(76,514)	(76,514)
Interest expense			(36,270)	(36,270)
Income before taxes and redeemable noncontrolling interests				496,376
Income tax benefit			45,866	45,866
Net income attributable to redeemable noncontrolling interests			(111,050)	(111,050)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$408,811

Net claims and claim expenses incurred – current accident year	$222,076	$388,609	$—	$610,685
Net claims and claim expenses incurred – prior accident years	(93,786)	(67,791)	(870)	(162,447)
Net claims and claim expenses incurred – total	$128,290	$320,818	$(870)	$448,238

Net claims and claim expense ratio – current accident year	27.6%	65.4%		43.6%
Net claims and claim expense ratio – prior accident years	(11.7)%	(11.4)%		(11.6)%
Net claims and claim expense ratio – calendar year	15.9%	54.0%		32.0%
Underwriting expense ratio	26.4%	41.0%		32.7%
Combined ratio	42.3%	95.0%		64.7%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2017	2016	2015
Property
U.S. and Caribbean	$954,269	$743,226	$671,887
Worldwide	305,915	210,168	234,801
Japan	49,821	44,536	32,830
Europe	49,486	37,611	32,973
Worldwide (excluding U.S.) (1)	48,182	55,043	76,370
Australia and New Zealand	14,151	13,729	15,869
Other	18,613	6,950	7,429
Total Property	1,440,437	1,111,263	1,072,159
Casualty and Specialty
Worldwide	686,253	581,972	320,452
U.S. and Caribbean	622,757	646,381	522,778
Europe	9,752	5,541	936
Worldwide (excluding U.S.) (1)	10,104	13,840	87,597
Australia and New Zealand	4,141	5,073	1,627
Other	24,103	10,506	5,851
Total Casualty and Specialty	1,357,110	1,263,313	939,241
Other category	(7)	—	(90)
Total gross premiums written	$2,797,540	$2,374,576	$2,011,310

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).
NOTE 17. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock Incentive Compensation Plans and Awards
The Company is authorized to issue restricted stock awards, restricted stock units, performance shares, stock options and other equity-based awards to its employees and directors pursuant to various stock incentive compensation plans.
On May 16, 2016, the Company’s shareholders approved the Company’s 2016 Long-Term Incentive Plan (the “2016 Long-Term Incentive Plan”). Pursuant to the 2016 Long-Term Incentive Plan, the Company is authorized to issue up to 1,625,000 common shares plus the number of shares that were subject to awards outstanding under the Company’s 2001 Stock Incentive Plan, as amended (the “2001 Stock Incentive Plan”) and the Company’s 2010 Performance-Based Equity Incentive Plan, as amended (the “2010 Performance Plan”) as of the effective date of the 2016 Long-Term Incentive Plan that are forfeited, canceled, settled in cash, or otherwise terminated without delivery after the effective date. The 2016 Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, performance awards (including cash-based performance awards), stock options and other share-based awards to employees, officers, non-employee directors and consultants or advisors of the Company and its affiliates.
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
Options
The Company has not granted stock options since 2008. Outstanding stock options were granted pursuant to the 2001 Stock Incentive Plan and allow for the purchase of RenaissanceRe common shares at a price that is equal to, or not less than, the fair market value of RenaissanceRe common shares as of the effective grant date. Options generally vested over four years and expire 10 years from the grant date.
Restricted Stock Awards
Restricted stock awards granted periodically under the 2001 Stock Incentive Plan and the 2016 Long-Term Incentive Plan generally vest ratably over a four year period. The Company has also granted restricted stock awards to non-employee directors, which generally vest ratably over a three year period.
Performance Shares
Performance share awards made periodically to certain of the Company’s executive officers pursuant to the 2010 Performance Plan, 2001 Share Incentive Plan and 2016 Long-Term Incentive Plan are subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the performance shares will vest up to a maximum of 250% of target. Grants under this plan generally cliff vest at the end of a three year vesting period based on the attainment of annual performance goals over the vesting period. The performance shares have a market condition, which is the Company’s total shareholder return relative to its peer group. Total shareholder return is calculated in accordance with the terms of the applicable award agreement and is generally based on the average closing share price over the 20 trading days preceding and including the start and end of the annual performance period.
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

Valuation Assumptions
Performance Shares
The fair value of performance shares is measured on the grant date using a Monte Carlo simulation model which requires certain of the same inputs underlying the Black-Scholes methodology, that being: share price; expected volatility; expected term; expected dividend yield; and risk-free interest rates. The following are the weighted average-assumptions used to estimate the fair value for all performance shares issued in each respective year.

	Performance Shares
Year ended December 31,	2017	2016
Expected volatility (1)	14.3%	14.3% - 14.7%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	0.93% - 1.69%	0.38% - 1.18%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of performance shares.
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
The total cost of the performance shares is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per performance share multiplied by the target number of performance shares on the grant date. The cost is then amortized as an expense over the requisite service period. For 2017, the Company elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period. In 2016, the Company used a 0% forfeiture rate for performance shares.
Restricted Stock Awards
The fair value of restricted stock awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of restricted stock awards is amortized as an expense over the requisite service period. For 2017, the Company elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period. In 2016, the Company used a 0% forfeiture rate for restricted stock awards.
Cash Settled Restricted Stock Units
CSRSUs are revalued at the end of each quarterly reporting period based on the then fair market value of RenaissanceRe’s common shares. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period. For 2017, the Company elected to recognize forfeitures as they occured rather than estimating service-based forfeitures over the requisite service period. In 2016, the Company used a 13% forfeiture rate for CSRSUs.

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s stock compensation plans.
Options

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2014	767,830	$48.71	2.0	$37,246	$37.51 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(359,618)	45.09		$21,205
Balance, December 31, 2015	408,212	$51.90	1.6	$25,020	$42.66 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(201,417)	50.59		$14,806
Balance, December 31, 2016	206,795	$53.17	0.9	$17,174	$50.71 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(174,794)	$53.04		$15,945
Balance, December 31, 2017	32,001	$53.86	0.2	$2,295	$53.86
Total options exercisable at December 31, 2017	32,001	$53.86	0.2	$2,295	$53.86

Cash Settled Restricted Stock Units

Number of shares
Nonvested at December 31, 2014	338,323
Awards granted	160,817
Awards vested	(144,440)
Awards forfeited	(28,622)
Nonvested at December 31, 2015	326,078
Awards granted	135,119
Awards vested	(133,278)
Awards forfeited	(19,575)
Nonvested at December 31, 2016	308,344
Awards granted	98,067
Awards vested	(122,088)
Awards forfeited	(21,993)
Nonvested at December 31, 2017	262,330

Performance Shares

	Number of shares (1)	Weighted average grant-date fair value
Nonvested at December 31, 2014	248,572	$39.62
Awards granted	103,024	$44.98
Awards vested	—
Awards forfeited	(121,325)
Nonvested at December 31, 2015	230,271	$41.40
Awards granted	77,045	$48.31
Awards vested	(58,032)	$38.30
Awards forfeited	(37,903)
Nonvested at December 31, 2016	211,381	$44.63
Awards granted	64,947	$65.27
Awards vested	(62,499)	$43.51
Awards forfeited	(46,156)
Nonvested at December 31, 2017	167,673	$53.11

(1)
For performance shares, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

Restricted Stock Awards

	Employee restricted stock awards		Non-employee director restricted stock awards		Total restricted stock awards
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2014	451,722	$87.29	30,055	$88.41	481,777	$87.36
Awards granted	195,337	102.17	14,575	102.90	209,912	102.22
Awards vested	(168,019)	82.75	(17,744)	86.37	(185,763)	83.10
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2015	479,040	$94.95	26,886	$97.61	505,926	$95.09
Awards granted	179,003	112.41	14,727	114.71	193,730	112.59
Awards vested	(255,873)	93.98	(16,068)	96.83	(271,941)	94.15
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2016	402,170	$103.34	25,545	$107.95	427,715	$103.61
Awards granted	116,345	148.66	12,193	150.05	128,538	148.79
Awards vested	(185,478)	100.17	(17,612)	110.66	(203,090)	101.08
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2017	333,037	$120.93	20,126	$131.09	353,163	$121.51

There were 1.8 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2017 and no shares available for issuance under the 2001 Stock Incentive Plan or 2010 Performance Share Plan at December 31, 2017.
The aggregate fair value of restricted stock awards, performance shares and CSRSUs vested during 2017 was $56.9 million (2016 – $54.5 million, 2015 – $34.0 million). Cash in the amount of $Nil was received from employees as a result of employee stock option exercises during 2017 (2016 – $Nil, 2015 – $0.1 million). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2017 was $37.2 million (2016 – $47.4 million, 2015 – $38.3 million). As of December 31, 2017, there was $29.1 million of total unrecognized compensation cost related to restricted stock awards, $21.9 million related to CSRSUs and $4.1 million related to performance shares, which will be recognized, on a weighted average basis, during the next 1.7, 1.6 and 1.7 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $4.4 million to its defined contribution pension plans in 2017 (2016 – $4.0 million, 2015 – $4.3 million).

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
In addition, the Company is required to maintain capital at a level equal to its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. The ECR is equal to the greater of the MSM or required capital calculated by reference to the BSCR. Effective January 1, 2016, the BMA embedded the Economic Balance Sheet (“EBS”) framework in the Bermuda legislative and regulatory regime. The EBS is an input to the BSCR which determines the Company’s ECR. The EBS regime prescribes the use of financial statements prepared in accordance with GAAP as the basis on which statutory financial statements are prepared, and those statutory financial statements form the starting basis for the EBS.
The BMA has established a target level capital (“TCL”) which is set at 120% of the ECR. While the Company is not required to maintain statutory capital and surplus at this level, it serves as an early warning tool for the BMA, and failure to meet the TCL may result in additional reporting requirements or increased regulatory oversight. The Company is currently completing its 2017 group BSCR, which must be filed with the BMA on or before May 31, 2018, and at this time, the Company believes it will exceed the target level of required economic statutory capital.
The statutory capital and surplus, required minimum statutory capital and surplus and unrestricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda (1)		U.S.		U.K. (2) (3)
At December 31,	2017	2016	2017	2016	2017	2016
Statutory capital and surplus	$4,155,440	$4,212,374	$523,384	$523,340	$527,325	$491,213
Required statutory capital and surplus	824,545	788,437	306,375	221,023	527,325	491,213
Unrestricted net assets	790,177	867,624	24,109	25,375	—	—

(1)
The Company's Bermuda-domiciled insurance subsidiaries’ capital and surplus is based on the relevant insurer’s statutory financial statements and required statutory capital and surplus is based on the MSM.

(2)
With respect to statutory capital and surplus and required statutory capital and surplus, and as described below, underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirements as calculated through its internal model.

(3)
Syndicate 1458 is capitalized by its FAL, with the related assets not held on its balance sheet. As such, unrestricted net assets is not applicable to Syndicate 1458; however, the Company can make an application to obtain approval from Lloyd’s to have funds released to RenaissanceRe from Syndicate 1458, subject to passing a Lloyd’s release test.

Statutory net (loss) income of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net (Loss) Income
	Bermuda	U.S.	U.K.
Year ended December 31, 2017	$(334,142)	$(3,627)	$(57,050)
Year ended December 31, 2016	625,371	43,292	28,007
Year ended December 31, 2015	355,132	58,752	1,627

The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and the U.K., deferred acquisition costs are generally not reflected in the statutory financial statements. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2017, 2016 and 2015.
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
The Company is currently completing its 2017 Bermuda-domiciled statutory filings for Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2018, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S. will exceed the target level of required statutory economic capital.
Effective October 1, 2016, each of RenaissanceRe Specialty Risks and Platinum Bermuda merged into Renaissance Reinsurance, with Renaissance Reinsurance being the sole surviving entity. As part of the merger, Renaissance Reinsurance received approval from the BMA to reduce its statutory capital by $500.0 million through a return of capital. The return of capital was completed prior to December 31, 2016.
SPIs
Under the Insurance Act, Upsilon RFO is considered an SPI. See “Note 11. Variable Interest Entities” for additional information related to Upsilon RFO. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure. Further, the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act. Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. Upsilon RFO applied for and received a direction from the BMA, which, subject to specified conditions, modified its filing requirements in respect of statutory financial statements for the year ended December 31, 2017 and 2016.
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
Under Maryland insurance law, Renaissance Reinsurance U.S. must notify the Maryland Insurance Commissioner (the "Commissioner") within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days prior to the payment or distribution thereof. The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner's discretion, that after the payment thereof, the policyholders' surplus of Renaissance Reinsurance U.S. would be inadequate or could cause Renaissance Reinsurance U.S. to be in a hazardous financial condition. Renaissance Reinsurance U.S. must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution. Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

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

At December 31, 2017, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $24.1 million which can be paid in 2018.

State insurance laws and regulations require Renaissance Reinsurance U.S. to file statutory basis financial statements with insurance regulators in each state where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The Company is currently completing the 2017 statutory basis financial statements for Renaissance Reinsurance U.S., which must be filed with the NAIC, on or before March 1, 2018. At this time, the Company believes Renaissance Reinsurance U.S. will exceed the CAL.
U.K.-Domiciled Syndicate 1458
RenaissanceRe CCL and Syndicate 1458 are subject to oversight by the Council of Lloyd’s. RSML is authorized by the U.K.’s Prudential Regulation Authority and regulated by the Financial Conduct Authority under the Financial Services and Markets Act 2000. Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as FAL. This amount is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional discretionary level of security for policyholders.
Multi-Beneficiary Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2017 with respect to the MBRTs totaled $1.2 billion and $377.0 million for Renaissance Reinsurance and DaVinci, respectively (2016 – $673.2 million and $136.7 million, respectively), compared to the minimum amount required under U.S. state regulations of $1.1 billion and $326.9 million, respectively (2016 – $608.3 million and $90.4 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci has been approved as an “eligible reinsurer” in the state of Florida, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to Florida-domiciled insurers. Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with Florida-domiciled cedants. Because the RCTs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2017 with respect to the RCTs totaled $49.4 million and $62.0 million for Renaissance Reinsurance and DaVinci, respectively (2016 - $39.5 million and $19.1 million, respectively), compared to the minimum amount required under U.S. state regulations of $39.7 million and $46.0 million, respectively (2016 - $14.9 million and $14.1 million, respectively).
NOTE 19. DERIVATIVE INSTRUMENTS
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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$684	524	$160	Other assets	$—	$160
Interest rate swaps	424	—	424	Other assets	—	424
Foreign currency forward contracts (1)	3,865	358	3,507	Other assets	—	3,507
Foreign currency forward contracts (2)	39	11	28	Other assets	—	28
Credit default swaps	1,518	—	1,518	Other assets	—	1,518
Total	$6,530	$893	$5,637		$—	$5,637

	Derivative Liabilities
At December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$729	524	$205	Other liabilities	$205	$—
Foreign currency forward contracts (1)	670	—	670	Other liabilities	—	670
Foreign currency forward contracts (2)	115	11	104	Other liabilities	—	104
Credit default swaps	22	—	22	Other liabilities	22	—
Total	$1,536	$535	$1,001		$227	$774

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2016	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$1,384	1,235	$149	Other assets	$—	$149
Foreign currency forward contracts (1)	774	—	774	Other assets	—	774
Foreign currency forward contracts (2)	621	447	174	Other assets	—	174
Credit default swaps	1,429	23	1,406	Other assets	—	1,406
Total	$4,208	$1,705	$2,503		$—	$2,503

	Derivative Liabilities
At December 31, 2016	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$2,030	1,235	$795	Other liabilities	$789	$6
Foreign currency forward contracts (1)	10,550	397	10,153	Other liabilities	—	10,153
Foreign currency forward contracts (2)	766	447	319	Other liabilities	—	319
Credit default swaps	181	23	158	Other liabilities	—	158
Total	$13,527	$2,102	$11,425		$789	$10,636

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 5. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2017	2016	2015
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(3,252)	$(17,379)	$5,573
Interest rate swaps	Net realized and unrealized gains (losses) on investments	436	—	—
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	9,628	(6,937)	(1,943)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(916)	(1,591)	8,862
Credit default swaps	Net realized and unrealized gains (losses) on investments	326	1,965	(313)
Weather contract	Net realized and unrealized gains (losses) on investments	—	—	183
Total		$6,222	$(23,942)	$12,362

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2017.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At December 31, 2017, the Company had $1.5 billion of notional long positions and $801.1 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2016 – $1.2 billion and $727.9 million, respectively).
Interest Rate Swaps
During 2017, the Company entered into interest rate swaps. The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At December 31, 2017, the Company had $40.3 million of notional positions paying a fixed rate and $Nil receiving a fixed rate denominated in U.S. dollars.
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

Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2017, the Company had outstanding underwriting related foreign currency contracts of $215.4 million in notional long positions and $44.2 million in notional short positions, denominated in U.S. dollars (2016 – $184.2 million and $91.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2017, the Company had outstanding investment portfolio related foreign currency contracts of $16.6 million in notional long positions and $5.1 million in notional short positions, denominated in U.S. dollars (2016 – $26.9 million and $57.3 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company purchases credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2017, the Company had outstanding credit derivatives of $1.0 million in notional positions to hedge credit risk and $18.8 million in notional positions to assume credit risk, denominated in U.S. dollars (2016 – $Nil and $75.2 million, respectively).
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2017. See “Note 7. Reinsurance”, for information with respect to reinsurance recoverable.
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

LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2017, the Company’s banks have issued letters of credit of $501.4 million in favor of certain ceding companies, including the Renaissance Reinsurance FAL Facility and Specialty Risks FAL Facility, each noted below. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts.
At December 31, 2017, letters of credit in the amounts of $180.0 million were issued pursuant to the Renaissance Reinsurance FAL Facility and £10.0 million issued pursuant to the Specialty Risks FAL Facility.
See “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity partnerships and other entities of $1.0 billion, of which $585.2 million has been contributed at December 31, 2017. The Company’s remaining commitments to these funds at December 31, 2017 totaled $429.9 million. These commitments do not have a defined contractual commitment date.
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
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2023. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2018	$7,604
2019	6,937
2020	5,249
2021	4,925
2022	4,249
After 2022	1,841
Future minimum lease payments under existing operating leases	$30,805

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2018	$3,150
2019	3,331
2020	3,336
2021	3,336
2022	3,336
After 2022	15,620
Future minimum lease payments under existing capital leases	$32,109

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

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues
Gross premiums written	$922,090	$862,133	$827,415	$759,128	$640,269	$430,224	$407,766	$323,091
Net premiums written	$544,136	$511,675	$555,745	$519,916	$483,221	$284,222	$288,223	$219,499
(Increase) decrease in unearned premiums	(178,091)	(158,069)	(173,480)	(168,514)	64,571	62,299	133,250	132,402
Net premiums earned	366,045	353,606	382,265	351,402	547,792	346,521	421,473	351,901
Net investment income	54,325	28,863	54,163	54,124	40,257	51,423	73,464	47,316
Net foreign exchange gains (losses)	8,165	(1,692)	3,109	(690)	(156)	(5,986)	(490)	(5,420)
Equity in (losses) earnings of other ventures	(1,507)	1,611	5,543	6,022	1,794	(11,630)	2,200	4,960
Other income	1,665	4,079	2,392	2,654	2,996	2,268	2,362	5,177
Net realized and unrealized gains (losses) on investments	43,373	61,653	58,113	69,772	42,052	59,870	(7,716)	(49,967)
Total revenues	472,066	448,120	505,585	483,284	634,735	442,466	491,293	353,967
Expenses
Net claims and claim expenses incurred	193,081	126,605	142,587	167,750	1,221,696	112,575	304,064	123,901
Acquisition costs	83,282	65,592	88,251	69,005	76,761	80,580	98,598	74,146
Operational expenses	47,283	56,235	41,766	51,073	42,537	40,493	29,192	49,948
Corporate expenses	5,286	8,225	4,636	5,752	4,413	11,537	4,237	11,888
Interest expense	10,526	10,538	10,091	10,536	11,799	10,536	11,777	10,534
Total expenses	339,458	267,195	287,331	304,116	1,357,206	255,721	447,868	270,417
Income (loss) before taxes	132,608	180,925	218,254	179,168	(722,471)	186,745	43,425	83,550
Income tax (expense) benefit	(334)	(2,744)	(3,904)	(6,612)	18,977	1,316	(41,226)	7,700
Net income (loss)	132,274	178,181	214,350	172,556	(703,494)	188,061	2,199	91,250
Net (income) loss attributable to redeemable noncontrolling interests	(34,327)	(44,591)	(37,612)	(30,635)	204,277	(35,641)	(56)	(16,219)
Net income (loss) available (attributable) to RenaissanceRe	97,947	133,590	176,738	141,921	(499,217)	152,420	2,143	75,031
Dividends on preference shares	(5,595)	(5,595)	(5,596)	(5,596)	(5,595)	(5,595)	(5,595)	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$92,352	$127,995	$171,142	$136,325	$(504,812)	$146,825	$(3,452)	$69,436
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$2.26	$2.97	$4.25	$3.23	$(12.75)	$3.58	$(0.09)	$1.70
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$2.25	$2.95	$4.24	$3.22	$(12.75)	$3.56	$(0.09)	$1.69
Average shares outstanding – basic	40,408	42,577	39,937	41,693	39,591	40,513	39,478	40,474
Average shares outstanding – diluted	40,623	42,912	40,024	41,885	39,591	40,733	39,478	40,707

NOTE 22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2017 and 2016, condensed consolidating statements of operations, condensed consolidating statements of comprehensive (loss) income and condensed consolidating statements of cash flows for the years ended December 31, 2017, 2016 and 2015, respectively. Each of RRNAH and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. On June 1, 2017, the Platinum Finance Notes matured and the Company repaid the aggregate principal amount plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Prior to the liquidation of Platinum Finance, it was a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities”.

Condensed Consolidating Balance Sheet at December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$225,266	$129,732	$31,255	$9,117,186	$—	$9,503,439
Cash and cash equivalents	14,656	139	1,469	1,345,328	—	1,361,592
Investments in subsidiaries	4,105,760	36,140	1,141,733	—	(5,283,633)	—
Due from subsidiaries and affiliates	4,602	91,891	—	—	(96,493)	—
Premiums receivable	—	—	—	1,304,622	—	1,304,622
Prepaid reinsurance premiums	—	—	—	533,546	—	533,546
Reinsurance recoverable	—	—	—	1,586,630	—	1,586,630
Accrued investment income	405	428	82	41,320	—	42,235
Deferred acquisition costs	—	—	—	426,551	—	426,551
Receivable for investments sold	135	51	8	102,951	—	103,145
Other assets	433,468	21,342	430,481	76,703	(840,768)	121,226
Goodwill and other intangible assets	124,960	—	—	118,185	—	243,145
Total assets	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$5,080,408	$—	$5,080,408
Unearned premiums	—	—	—	1,477,609	—	1,477,609
Debt	417,000	—	841,892	147,731	(417,000)	989,623
Amounts due to subsidiaries and affiliates	82,579	54	92,794	—	(175,427)	—
Reinsurance balances payable	—	—	—	989,090	—	989,090
Payable for investments purchased	—	—	—	208,749	—	208,749
Other liabilities	18,298	1,053	14,117	764,432	(5,129)	792,771
Total liabilities	517,877	1,107	948,803	8,668,019	(597,556)	9,538,250
Redeemable noncontrolling interests	—	—	—	1,296,506	—	1,296,506
Shareholders’ Equity
Total shareholders’ equity	4,391,375	278,616	656,225	4,688,497	(5,623,338)	4,391,375
Total liabilities, noncontrolling interests and shareholders’ equity	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$387,274	$119,163	$267,556	$45,027	$8,497,948	$—	$9,316,968
Cash and cash equivalents	7,067	162	6,671	9,397	397,860	—	421,157
Investments in subsidiaries	4,074,769	34,761	843,089	1,165,413	—	(6,118,032)	—
Due from subsidiaries and affiliates	7,413	91,892	—	—	—	(99,305)	—
Premiums receivable	—	—	—	—	987,323	—	987,323
Prepaid reinsurance premiums	—	—	—	—	441,260	—	441,260
Reinsurance recoverable	—	—	—	—	279,564	—	279,564
Accrued investment income	105	289	551	106	37,025	—	38,076
Deferred acquisition costs	—	—	—	—	335,325	—	335,325
Receivable for investments sold	136	2	99	45	105,559	—	105,841
Other assets	410,757	37,204	4,689	127,572	118,098	(522,938)	175,382
Goodwill and other intangible assets	130,407	—	—	—	120,779	—	251,186
Total assets	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$—	$2,848,294	$—	$2,848,294
Unearned premiums	—	—	—	—	1,231,573	—	1,231,573
Debt	117,000	—	255,352	545,889	147,422	(117,000)	948,663
Amounts due to subsidiaries and affiliates	14,644	42	123	96,061	—	(110,870)	—
Reinsurance balances payable	—	—	—	—	673,983	—	673,983
Payable for investments purchased	—	—	—	—	305,714	—	305,714
Other liabilities	19,707	10,544	—	13,350	270,610	(12,527)	301,684
Total liabilities	151,351	10,586	255,475	655,300	5,477,596	(240,397)	6,309,911
Redeemable noncontrolling interests	—	—	—	—	1,175,594	—	1,175,594
Shareholders’ Equity
Total shareholders’ equity	4,866,577	272,887	867,180	692,260	4,667,551	(6,499,878)	4,866,577
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,017,928	$283,473	$1,122,655	$1,347,560	$11,320,741	$(6,740,275)	$12,352,082

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,717,575	$—	$1,717,575
Net investment income	23,109	1,947	1,373	3,090	219,490	(26,800)	222,209
Net foreign exchange (losses) gains	(1)	—	—	—	10,629	—	10,628
Equity in (losses) earnings of other ventures	—	—	—	(223)	8,253	—	8,030
Other income	—	—	—	—	9,415	—	9,415
Net realized and unrealized (losses) gains on investments	(1,357)	9,621	4,916	(479)	123,121	—	135,822
Total revenues	21,751	11,568	6,289	2,388	2,088,483	(26,800)	2,103,679
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,861,428	—	1,861,428
Acquisition expenses	—	—	—	—	346,892	—	346,892
Operational expenses	11,314	103	85	26,063	141,572	(18,359)	160,778
Corporate expenses	18,546	—	—	—	26	—	18,572
Interest expense	1,572	—	2,461	31,657	10,075	(1,572)	44,193
Total expenses	31,432	103	2,546	57,720	2,359,993	(19,931)	2,431,863
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(9,681)	11,465	3,743	(55,332)	(271,510)	(6,869)	(328,184)
Equity in net (loss) income of subsidiaries	(212,708)	756	28,028	9,298	—	174,626	—
(Loss) income before taxes	(222,389)	12,221	31,771	(46,034)	(271,510)	167,757	(328,184)
Income tax (expense) benefit	—	(18,147)	(1,175)	7,163	(14,328)	—	(26,487)
Net (loss) income	(222,389)	(5,926)	30,596	(38,871)	(285,838)	167,757	(354,671)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Net (loss) income attributable to RenaissanceRe	(222,389)	(5,926)	30,596	(38,871)	(153,556)	167,757	(222,389)
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$(5,926)	$30,596	$(38,871)	$(153,556)	$167,757	$(244,770)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(222,389)	$(5,926)	$30,596	$(38,871)	$(285,838)	$167,757	$(354,671)
Change in net unrealized gains on investments	—	—	—	—	(909)	—	(909)
Comprehensive (loss) income	(222,389)	(5,926)	30,596	(38,871)	(286,747)	167,757	(355,580)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Comprehensive (loss) income (attributable) available to RenaissanceRe	$(222,389)	$(5,926)	$30,596	$(38,871)	$(154,465)	$167,757	$(223,298)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,403,430	$—	$1,403,430
Net investment income	24,178	1,852	3,989	569	175,407	(24,269)	181,726
Net foreign exchange losses	(2)	—	—	—	(13,786)	—	(13,788)
Equity in earnings of other ventures	—	—	—	—	963	—	963
Other (loss) income	(772)	—	—	—	14,950	—	14,178
Net realized and unrealized gains on investments	4,151	4,659	8,193	46	124,279	—	141,328
Total revenues	27,555	6,511	12,182	615	1,705,243	(24,269)	1,727,837
Expenses
Net claims and claim expenses incurred	—	—	—	—	530,831	—	530,831
Acquisition expenses	—	—	—	—	289,323	—	289,323
Operational expenses	13,716	(112)	296	22,152	176,041	(14,344)	197,749
Corporate expenses	26,848	203	—	7	10,344	—	37,402
Interest expense	562	—	5,906	26,176	10,062	(562)	42,144
Total expenses	41,126	91	6,202	48,335	1,016,601	(14,906)	1,097,449
(Loss) income before equity in net income of subsidiaries and taxes	(13,571)	6,420	5,980	(47,720)	688,642	(9,363)	630,388
Equity in net income of subsidiaries	516,533	3,857	25,073	38,628	—	(584,091)	—
Income (loss) before taxes	502,962	10,277	31,053	(9,092)	688,642	(593,454)	630,388
Income tax (expense) benefit	—	(2,275)	(1,462)	11,014	(7,617)	—	(340)
Net income	502,962	8,002	29,591	1,922	681,025	(593,454)	630,048
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Net income attributable to RenaissanceRe	502,962	8,002	29,591	1,922	553,939	(593,454)	502,962
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income available to RenaissanceRe common shareholders	$480,581	$8,002	$29,591	$1,922	$553,939	$(593,454)	$480,581

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$502,962	$8,002	$29,591	$1,922	$681,025	$(593,454)	$630,048
Change in net unrealized gains on investments	—	—	—	—	(975)	—	(975)
Comprehensive income	502,962	8,002	29,591	1,922	680,050	(593,454)	629,073
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income available to RenaissanceRe	$502,962	$8,002	$29,591	$1,922	$552,964	$(593,454)	$501,987

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,400,551	$—	$1,400,551
Net investment income	15,391	1,251	4,063	996	144,642	(13,776)	152,567
Net foreign exchange gains (losses)	4	—	—	—	(3,055)	—	(3,051)
Equity in earnings of other ventures	—	—	—	—	20,481	—	20,481
Other income	663	—	—	—	13,472	(663)	13,472
Net realized and unrealized (losses) gains on investments	(2,080)	566	(2,600)	—	(64,804)	—	(68,918)
Total revenues	13,978	1,817	1,463	996	1,511,287	(14,439)	1,515,102
Expenses
Net claims and claim expenses incurred	—	—	—	—	448,238	—	448,238
Acquisition expenses	—	—	—	—	238,592	—	238,592
Operational expenses	4,249	4,561	3	2,503	207,802	(6)	219,112
Corporate expenses	40,808	312	3	—	35,391	—	76,514
Interest expense	1,255	7,233	4,922	16,179	7,677	(996)	36,270
Total expenses	46,312	12,106	4,928	18,682	937,700	(1,002)	1,018,726
(Loss) income before equity in net income of subsidiaries and taxes	(32,334)	(10,289)	(3,465)	(17,686)	573,587	(13,437)	496,376
Equity in net income of subsidiaries	463,526	5,493	35,329	72,925	—	(577,273)	—
Income (loss) before taxes	431,192	(4,796)	31,864	55,239	573,587	(590,710)	496,376
Income tax benefit	—	32,005	1,985	6,190	5,686	—	45,866
Net income	431,192	27,209	33,849	61,429	579,273	(590,710)	542,242
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Net income attributable to RenaissanceRe	431,192	27,209	33,849	61,429	468,223	(590,710)	431,192
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income available to RenaissanceRe common shareholders	$408,811	$27,209	$33,849	$61,429	$468,223	$(590,710)	$408,811

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$431,192	$27,209	$33,849	$61,429	$579,273	$(590,710)	$542,242
Change in net unrealized gains on investments	—	—	—	—	(1,308)	—	(1,308)
Comprehensive income	431,192	27,209	33,849	61,429	577,965	(590,710)	540,934
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(111,050)	—	(111,050)
Comprehensive income attributable to RenaissanceRe	$431,192	$27,209	$33,849	$61,429	$466,915	$(590,710)	$429,884

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(4,109)	$(8,253)	$(2,272)	$(347,890)	$1,408,311	$1,045,787
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	261,601	100,248	289,741	288,900	8,550,179	9,490,669
Purchases of fixed maturity investments trading	(344,463)	(99,568)	(143,991)	(275,778)	(9,229,732)	(10,093,532)
Net (purchases) sales of equity investments trading	—	(1,752)	85,324	—	32,265	115,837
Net sales (purchases) of short term investments	243,571	114	41,299	(493)	79,520	364,011
Net purchases of other investments	—	—	—	—	(19,419)	(19,419)
Dividends and return of capital from subsidiaries	478,496	9,175	—	41,866	(529,537)	—
Contributions to subsidiaries	(669,672)	—	(26,649)	(9,890)	706,211	—
Due to (from) subsidiary	319,646	13	(123)	(509)	(319,027)	—
Net cash provided by (used in) investing activities	289,179	8,230	245,601	44,096	(729,540)	(142,434)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(51,370)	—	—	—	—	(51,370)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(188,591)	—	—	—	—	(188,591)
Issuance of debt	—	—	—	295,866	—	295,866
Repayment of debt	—	—	(250,000)	—	—	(250,000)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	260,475	260,475
Taxes paid on withholding shares	(15,139)	—	—	—	—	(15,139)
Net cash (used in) provided by financing activities	(277,481)	—	(250,000)	295,866	260,475	28,860
Effect of exchange rate changes on foreign currency cash	—	—	—	—	8,222	8,222
Net increase (decrease) in cash and cash equivalents	7,589	(23)	(6,671)	(7,928)	947,468	940,435
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$14,656	$139	$—	$1,469	$1,345,328	$1,361,592

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(3,509)	$1,477	$(14,501)	$(34,607)	$535,912	$484,772
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	314,568	69,941	145,082	—	7,572,923	8,102,514
Purchases of fixed maturity investments trading	(336,345)	(123,046)	(291,053)	—	(7,532,276)	(8,282,720)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	17,692	17,692
Net (purchases) sales of equity investments trading	—	(2,389)	193,022	—	(5,845)	184,788
Net (purchases) sales of short term investments	(111,814)	67,684	(32,901)	—	(41,586)	(118,617)
Net purchases of other investments	—	—	—	—	(68,589)	(68,589)
Net purchases of investments in other ventures	—	—	—	—	—	—
Net sales of other assets	—	—	—	—	400	400
Dividends and return of capital from subsidiaries	617,239	2,900	—	13,125	(633,264)	—
Contributions to subsidiaries	(108,674)	—	—	—	108,674	—
Due to (from) subsidiaries	23,758	(22,313)	(81)	30,202	(31,566)	—
Net cash provided by (used in) investing activities	398,732	(7,223)	14,069	43,327	(613,437)	(164,532)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(51,583)	—	—	—	—	(51,583)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(309,434)	—	—	—	—	(309,434)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(2,990)	(2,990)
Taxes paid on withholding shares	(14,943)	—	—	—	—	(14,943)
Net cash used in financing activities	(398,341)	—	—	—	(2,990)	(401,331)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(4,637)	(4,637)
Net (decrease) increase in cash and cash equivalents	(3,118)	(5,746)	(432)	8,720	(85,152)	(85,728)
Cash and cash equivalents, beginning of period	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of period	$7,067	$162	$6,671	$9,397	$397,860	$421,157
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(28,965)	$(9,201)	$(6,830)	$(17,871)	$487,852	$424,985
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	63,824	49,807	45,087	—	9,323,024	9,481,742
Purchases of fixed maturity investments trading	(161,183)	(59,040)	—	—	(9,462,845)	(9,683,068)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	8,688	8,688
Net sales (purchases) of equity investments trading	—	33,693	(269,244)	—	87,993	(147,558)
Net (purchases) sales of short term investments	(116,461)	(63,305)	238,177	—	610,705	669,116
Net sales of other investments	—	—	—	—	15,843	15,843
Net purchases of investments in other ventures	—	—	—	—	(10,150)	(10,150)
Net sales of other assets	—	—	—	—	4,500	4,500
Dividends and return of capital from subsidiaries	1,584,624	180,000	65,000	87,553	(1,917,177)	—
Contributions to subsidiaries	(294,733)	(8,550)	(66,753)	(185,000)	555,036	—
Due to (from) subsidiary	207,996	(118,529)	129	(183,405)	93,809	—
Net purchase of Platinum	(904,433)	—	1,537	—	224,744	(678,152)
Net cash provided by (used in) investing activities	379,634	14,076	13,933	(280,852)	(465,830)	(339,039)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(53,967)	—	—	—	—	(53,967)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(259,874)	—	—	—	—	(259,874)
Net repayment of debt	—	—	—	299,400	146,189	445,589
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(193,032)	(193,032)
Taxes paid on withholding shares	(10,248)	—	—	—	—	(10,248)
Net cash (used in) provided by financing activities	(346,470)	—	—	299,400	(46,843)	(93,913)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(10,732)	(10,732)
Net increase (decrease) in cash and cash equivalents	4,199	4,875	7,103	677	(35,553)	(18,699)
Cash and cash equivalents, beginning of year	5,986	1,033	—	—	518,565	525,584
Cash and cash equivalents, end of year	$10,185	$5,908	$7,103	$677	$483,012	$506,885

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 23. SUBSEQUENT EVENTS
Effective January 1, 2018, Upsilon RFO issued $600.5 million of non-voting preference shares to investors, including $75.0 million to the Company. This amount was received by the Company prior to December 31, 2017 and is included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2017. Effective January 1, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.1%.
Subsequent to December 31, 2017 and through the period ended February 2, 2018, third-party investors subscribed for $81.0 million of the participating, non-voting common shares of Medici. In addition, the Company redeemed an aggregate of $25.0 million of the participating, non-voting common shares of Medici. As a result of these transactions, the Company’s noncontrolling economic ownership in Medici was 17.8%, effective February 1, 2018.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of RenaissanceRe Holdings Ltd.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and for each of the three years in the period ended December 31, 2017, and have issued our report thereon dated February 8, 2018 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K. In our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
Basis for Opinion
These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedules based on our audits. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 8, 2018

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2017
	Amortized Cost or Cost	Fair Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$3,195,767	$3,168,763	$3,168,763
Agencies	48,151	47,646	47,646
Municipal	506,486	509,802	509,802
Non-U.S. government (Sovereign debt)	287,641	287,660	287,660
Non-U.S. government-backed corporate	164,312	163,651	163,651
Corporate	2,057,219	2,063,459	2,063,459
Agency mortgage-backed	507,250	500,456	500,456
Non-agency mortgage-backed	283,303	300,331	300,331
Commercial mortgage-backed	202,452	202,062	202,062
Asset-backed	182,289	182,725	182,725
Total fixed maturity investments	$7,434,870	7,426,555	7,426,555
Short term investments		991,863	991,863
Equity investments		388,254	388,254
Other investments		594,793	594,793
Investments in other ventures, under equity method		101,974	101,974
Total investments		$9,503,439	$9,503,439

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2017 AND 2016
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2017	2016
Assets
Fixed maturity investments trading, at fair value - amortized cost $104,521 at December 31, 2017 (2016 - $22,402)	$103,638	$22,119
Short term investments, at fair value	121,628	365,155
Cash and cash equivalents	14,656	7,067
Investments in subsidiaries	4,105,760	4,074,769
Due from subsidiaries	4,602	7,413
Accrued investment income	405	105
Receivable for investments sold	135	136
Other assets	433,468	410,757
Goodwill and other intangible assets	124,960	130,407
Total assets	$4,909,252	$5,017,928
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$417,000	$117,000
Due to subsidiaries	82,579	14,644
Other liabilities	18,298	19,707
Total liabilities	517,877	151,351
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at December 31, 2017 (2016 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,023,789 shares issued and outstanding at December 31, 2017 (2016 – 41,187,413)	40,024	41,187
Additional paid-in capital	37,355	216,558
Accumulated other comprehensive income	224	1,133
Retained earnings	3,913,772	4,207,699
Total shareholders’ equity	4,391,375	4,866,577
Total liabilities and shareholders’ equity	$4,909,252	$5,017,928

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2017	2016	2015
Revenues
Net investment income	$23,109	$24,178	$15,391
Net foreign exchange (losses) gains	(1)	(2)	4
Other (loss) income	—	(772)	663
Net realized and unrealized (losses) gains on investments	(1,357)	4,151	(2,080)
Total revenues	21,751	27,555	13,978
Expenses
Interest expense	1,572	562	1,255
Operational expenses	11,314	13,716	4,249
Corporate expenses	18,546	26,848	40,808
Total expenses	31,432	41,126	46,312
Loss before equity in net (loss) income of subsidiaries	(9,681)	(13,571)	(32,334)
Equity in net (loss) income of subsidiaries	(212,708)	516,533	463,526
Net (loss) income	(222,389)	502,962	431,192
Dividends on preference shares	(22,381)	(22,381)	(22,381)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$480,581	$408,811

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2017	2016	2015
Comprehensive (loss) income
Net (loss) income	$(222,389)	$502,962	$431,192
Comprehensive (loss) income (attributable) available to RenaissanceRe	$(222,389)	$502,962	$431,192

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2017	2016	2015
Cash flows used in operating activities:
Net (loss) income	$(222,389)	$502,962	$431,192
Less: equity in net loss (income) of subsidiaries	212,708	(516,533)	(463,526)
	(9,681)	(13,571)	(32,334)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Net realized and unrealized losses (gains) on investments	1,357	(4,151)	2,080
Other	4,215	14,213	1,289
Net cash used in operating activities	(4,109)	(3,509)	(28,965)
Cash flows provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	261,601	314,568	63,824
Purchases of fixed maturity investments trading	(344,463)	(336,345)	(161,183)
Net sales (purchases) of short term investments	243,571	(111,814)	(116,461)
Dividends and return of capital from subsidiaries	478,496	617,239	1,584,624
Contributions to subsidiaries	(669,672)	(108,674)	(294,733)
Due to (from) subsidiary	319,646	23,758	207,996
Net purchase of Platinum	—	—	(904,433)
Net cash provided by investing activities	289,179	398,732	379,634
Cash flows used in financing activities:
Dividends paid – RenaissanceRe common shares	(51,370)	(51,583)	(53,967)
Dividends paid – preference shares	(22,381)	(22,381)	(22,381)
RenaissanceRe common share repurchases	(188,591)	(309,434)	(259,874)
Taxes paid on withholding shares	(15,139)	(14,943)	(10,248)
Net cash used in financing activities	(277,481)	(398,341)	(346,470)
Net increase (decrease) in cash and cash equivalents	7,589	(3,118)	4,199
Cash and cash equivalents, beginning of year	7,067	10,185	5,986
Cash and cash equivalents, end of year	$14,656	$7,067	$10,185

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2017			Year ended December 31, 2017
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$63,583	$2,486,390	$347,032	$931,070	$—	$1,297,985	$113,816	$94,194	$978,014
Casualty and Specialty	362,968	2,575,492	1,130,577	786,501	—	565,026	233,077	66,548	893,307
Other	—	18,526	—	4	222,209	(1,583)	(1)	36	4
Total	$426,551	$5,080,408	$1,477,609	$1,717,575	$222,209	$1,861,428	$346,892	$160,778	$1,871,325

	December 31, 2016			Year ended December 31, 2016
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$46,938	$627,774	$289,080	$720,951	$—	$151,545	$97,594	$108,642	$725,321
Casualty and Specialty	288,387	2,195,126	942,493	682,337	—	380,396	191,729	88,984	809,848
Other	—	25,394	—	142	181,726	(1,110)	—	123	143
Total	$335,325	$2,848,294	$1,231,573	$1,403,430	$181,726	$530,831	$289,323	$197,749	$1,535,312

	December 31, 2015			Year ended December 31, 2015
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$39,763	$706,199	$272,050	$805,985	$—	$128,290	$94,249	$118,666	$726,145
Casualty and Specialty	159,617	2,033,168	617,052	594,614	—	320,818	144,095	100,180	690,086
Other	—	27,678	—	(48)	152,567	(870)	248	266	(48)
Total	$199,380	$2,767,045	$889,102	$1,400,551	$152,567	$448,238	$238,592	$219,112	$1,416,183

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2017
Property and liability premiums earned	$244,285	$833,929	$2,307,219	$1,717,575	134%
Year ended December 31, 2016
Property and liability premiums earned	$157,112	$628,675	$1,874,993	$1,403,430	134%
Year ended December 31, 2015
Property and liability premiums earned	$98,182	$466,719	$1,769,088	$1,400,551	126%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2017	$426,551	$5,080,408	$—	$1,477,609	$1,717,575	$222,209
Year ended December 31, 2016	$335,325	$2,848,294	$—	$1,231,573	$1,403,430	$181,726
Year ended December 31, 2015	$199,380	$2,767,045	$—	$889,102	$1,400,551	$152,567

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2017	$1,902,424	$(40,996)	$346,892	$974,825	$1,871,325
Year ended December 31, 2016	$694,957	$(164,126)	$289,323	$589,294	$1,535,312
Year ended December 31, 2015	$610,685	$(162,447)	$238,592	$521,312	$1,416,183