Form 10-Q
period 2018-03-31
RENAISSANCERE HOLDINGS LTD
filed 2018-05-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at April 27, 2018 was 40,245,556.

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

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to determine the impairments taken on our investments;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industries;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	aspects of our corporate structure that may discourage third-party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	other political, regulatory or industry initiatives adversely impacting us;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organisation for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2017, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,470,003 at March 31, 2018 (December 31, 2017 – $7,434,870)	$7,404,761	$7,426,555
Short term investments, at fair value	1,616,597	991,863
Equity investments trading, at fair value	387,462	388,254
Other investments, at fair value	692,652	594,793
Investments in other ventures, under equity method	120,232	101,974
Total investments	10,221,704	9,503,439
Cash and cash equivalents	647,973	1,361,592
Premiums receivable	1,684,630	1,304,622
Prepaid reinsurance premiums	794,921	533,546
Reinsurance recoverable	1,572,321	1,586,630
Accrued investment income	43,069	42,235
Deferred acquisition costs	477,010	426,551
Receivable for investments sold	111,431	103,145
Other assets	127,571	121,226
Goodwill and other intangible assets	241,572	243,145
Total assets	$15,922,202	$15,226,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$4,912,727	$5,080,408
Unearned premiums	1,961,746	1,477,609
Debt	989,995	989,623
Reinsurance balances payable	1,758,948	989,090
Payable for investments purchased	306,664	208,749
Other liabilities	130,505	792,771
Total liabilities	10,060,585	9,538,250
Commitments and Contingencies
Redeemable noncontrolling interests	1,425,364	1,296,506
Shareholders’ Equity
Preference shares: $1.00 par value – 16,000,000 shares issued and outstanding at March 31, 2018 (December 31, 2017 – 16,000,000)	400,000	400,000
Common shares: $1.00 par value – 40,245,556 shares issued and outstanding at March 31, 2018 (December 31, 2017 – 40,023,789)	40,246	40,024
Additional paid-in capital	38,552	37,355
Accumulated other comprehensive income	194	224
Retained earnings	3,957,261	3,913,772
Total shareholders’ equity attributable to RenaissanceRe	4,436,253	4,391,375
Total liabilities, noncontrolling interests and shareholders’ equity	$15,922,202	$15,226,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2018 and 2017
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Revenues
Gross premiums written	$1,159,652	$922,090
Net premiums written	$663,044	$544,136
Increase in unearned premiums	(222,762)	(178,091)
Net premiums earned	440,282	366,045
Net investment income	56,476	54,325
Net foreign exchange gains	3,757	8,165
Equity in earnings (losses) of other ventures	857	(1,507)
Other (loss) income	(1,242)	1,665
Net realized and unrealized (losses) gains on investments	(82,144)	43,373
Total revenues	417,986	472,066
Expenses
Net claims and claim expenses incurred	171,703	193,081
Acquisition expenses	97,711	83,282
Operational expenses	41,272	47,283
Corporate expenses	6,733	5,286
Interest expense	11,767	10,526
Total expenses	329,186	339,458
Income before taxes	88,800	132,608
Income tax benefit (expense)	3,407	(334)
Net income	92,207	132,274
Net income attributable to redeemable noncontrolling interests	(29,899)	(34,327)
Net income attributable to RenaissanceRe	62,308	97,947
Dividends on preference shares	(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders	$56,713	$92,352
Net income available to RenaissanceRe common shareholders per common share – basic	$1.42	$2.26
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.42	$2.25
Dividends per common share	$0.33	$0.32

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three months ended March 31, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Comprehensive income
Net income	$92,207	$132,274
Change in net unrealized gains on investments	(30)	(1,491)
Comprehensive income	92,177	130,783
Net income attributable to redeemable noncontrolling interests	(29,899)	(34,327)
Comprehensive income attributable to redeemable noncontrolling interests	(29,899)	(34,327)
Comprehensive income attributable to RenaissanceRe	$62,278	$96,456

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Preference shares
Balance – January 1	$400,000	$400,000
Balance – March 31	400,000	400,000
Common shares
Balance – January 1	40,024	41,187
Repurchase of shares	—	(550)
Exercise of options and issuance of restricted stock awards	222	148
Balance – March 31	40,246	40,785
Additional paid-in capital
Balance – January 1	37,355	216,558
Repurchase of shares	—	(79,459)
Change in redeemable noncontrolling interests	56	(86)
Exercise of options and issuance of restricted stock awards	1,141	(5,840)
Balance – March 31	38,552	131,173
Accumulated other comprehensive income
Balance – January 1	224	1,133
Change in net unrealized gains on investments	(30)	(1,491)
Balance – March 31	194	(358)
Retained earnings
Balance – January 1	3,913,772	4,207,699
Cumulative effect of adoption of ASU 2016-09 (Note 2)	—	2,213
Net income	92,207	132,274
Net income attributable to redeemable noncontrolling interests	(29,899)	(34,327)
Dividends on common shares	(13,224)	(13,027)
Dividends on preference shares	(5,595)	(5,595)
Balance – March 31	3,957,261	4,289,237
Total shareholders’ equity	$4,436,253	$4,860,837

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
Cash flows (used in) provided by operating activities
Net income	$92,207	$132,274
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Amortization, accretion and depreciation	13,740	6,390
Equity in undistributed earnings (losses) of other ventures	(314)	4,818
Net realized and unrealized losses (gains) on investments	82,144	(43,373)
Net unrealized (gains) losses included in net investment income	(1,465)	(6,863)
Change in:
Premiums receivable	(380,008)	(295,952)
Prepaid reinsurance premiums	(261,375)	(186,831)
Reinsurance recoverable	14,309	(46,255)
Deferred acquisition costs	(50,459)	(53,356)
Reserve for claims and claim expenses	(167,681)	86,394
Unearned premiums	484,137	364,922
Reinsurance balances payable	769,858	298,283
Other	(632,442)	(59,412)
Net cash (used in) provided by operating activities	(37,349)	201,039
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	2,318,859	2,682,386
Purchases of fixed maturity investments trading	(2,312,461)	(3,007,124)
Net sales of equity investments trading	137	13,747
Net (purchases) sales of short term investments	(594,641)	245,693
Net (purchases) sales of other investments	(98,639)	36,402
Net purchases of investments in other ventures	(17,974)	—
Return of investment from investment in other ventures	—	20,000
Net cash used in investing activities	(704,719)	(8,896)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(13,224)	(13,027)
Dividends paid – preference shares	(5,595)	(5,595)
RenaissanceRe common share repurchases	—	(80,009)
Net third party redeemable noncontrolling interest share transactions	52,759	(51,166)
Taxes paid on withholding shares	(7,034)	(11,018)
Net cash provided by (used in) financing activities	26,906	(160,815)
Effect of exchange rate changes on foreign currency cash	1,543	1,602
Net (decrease) increase in cash and cash equivalents	(713,619)	32,930
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$647,973	$454,087

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2017.
RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and DaVinciRe (as defined below), the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.

•
Renaissance Reinsurance, a Bermuda-domiciled reinsurance company, is the Company’s principal reinsurance subsidiary and provides property,casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.

•
Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) is a reinsurance company domiciled in the state of Maryland that provides property,casualty and specialty reinsurance coverages to insurers and reinsurers, primarily in the Americas.

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

•
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed an initiative (“Langhorne”) to source third party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings. The Company concluded that Langhorne Holdings meets the definition of a VIE. The Company is not the primary beneficiary of Langhorne Holdings and as a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company concluded that Langhorne Partners is not a VIE. The Company will account for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2017, except as noted below.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 is effective for public business entities in annual and interim periods beginning after December 15, 2017. ASU 2014-09 notably excludes the accounting for insurance contracts, leases, financial instruments and guarantees. The Company’s implementation efforts primarily focused on other income and operational expenses on its consolidated statements of operations. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated statements of operations and financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in the consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, simplifies the impairment assessment of equity investments without readily determinable values by requiring a qualitative assessment to identify impairment, eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost, requires the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liabilities in accordance with the fair value option, requires the separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and clarifies that the reporting organization should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the organization’s other deferred tax assets. ASU 2016-01 is effective for public business entities in annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated statements of operations and financial position.
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 resulted in the reclassification of $20.0 million of cash inflows from cash flows provided by operating activities, to cash flows used in investing activities for the three months ended March 31, 2017. This amount related to a return of investment associated with the Company’s investment in Top Layer Reinsurance Ltd, recorded under the equity method of accounting.
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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2018	December 31, 2017
U.S. treasuries	$2,834,487	$3,168,763
Agencies	45,365	47,646
Municipal	506,470	509,802
Non-U.S. government (Sovereign debt)	303,056	287,660
Non-U.S. government-backed corporate	191,202	163,651
Corporate	2,147,578	2,063,459
Agency mortgage-backed	693,377	500,456
Non-agency mortgage-backed	302,638	300,331
Commercial mortgage-backed	197,126	202,062
Asset-backed	183,462	182,725
Total fixed maturity investments trading	$7,404,761	$7,426,555

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2018	Amortized Cost	Fair Value
Due in less than one year	$496,788	$495,143
Due after one through five years	4,381,056	4,324,744
Due after five through ten years	1,073,453	1,064,575
Due after ten years	145,438	143,696
Mortgage-backed	1,189,730	1,193,141
Asset-backed	183,538	183,462
Total	$7,470,003	$7,404,761

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2018	December 31, 2017
Financials	$253,905	$253,543
Communications and technology	51,400	49,526
Industrial, utilities and energy	32,790	34,325
Consumer	23,886	24,779
Healthcare	21,042	21,364
Basic materials	4,439	4,717
Total	$387,462	$388,254

Pledged Investments
At March 31, 2018, $4.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2017 - $3.3 billion). Of this amount, $1.7 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2017 - $1.4 billion).
Reverse Repurchase Agreements
At March 31, 2018, the Company held $65.3 million (December 31, 2017 - $30.0 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Fixed maturity investments	$45,643	$43,419
Short term investments	5,304	1,724
Equity investments	698	811
Other investments
Private equity investments	(434)	7,802
Other	8,023	4,072
Cash and cash equivalents	565	189
	59,799	58,017
Investment expenses	(3,323)	(3,692)
Net investment income	$56,476	$54,325

Net Realized and Unrealized (Losses) Gains on Investments
Net realized and unrealized (losses) gains on investments are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Gross realized gains	$4,583	$11,461
Gross realized losses	(25,853)	(16,533)
Net realized losses on fixed maturity investments	(21,270)	(5,072)
Net unrealized (losses) gains on fixed maturity investments trading	(55,372)	24,635
Net realized and unrealized losses on investments-related derivatives	(4,364)	(56)
Net realized gains on equity investments trading sold during the period	234	20,915
Net unrealized (losses) gains on equity investments trading still held at reporting date	(1,372)	2,951
Net realized and unrealized (losses) gains on equity investments trading	(1,138)	23,866
Net realized and unrealized (losses) gains on investments	$(82,144)	$43,373

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,834,487	$2,834,487	$—	$—
Agencies	45,365	—	45,365	—
Municipal	506,470	—	506,470	—
Non-U.S. government (Sovereign debt)	303,056	—	303,056	—
Non-U.S. government-backed corporate	191,202	—	191,202	—
Corporate	2,147,578	—	2,147,578	—
Agency mortgage-backed	693,377	—	693,377	—
Non-agency mortgage-backed	302,638	—	302,638	—
Commercial mortgage-backed	197,126	—	197,126	—
Asset-backed	183,462	—	183,462	—
Total fixed maturity investments	7,404,761	2,834,487	4,570,274	—
Short term investments	1,616,597	—	1,616,597	—
Equity investments trading	387,462	387,462	—	—
Other investments
Catastrophe bonds	476,534	—	476,534	—
Private equity partnerships (1)	190,067	—	—	—
Senior secured bank loan funds (1)	13,771	—	—	—
Hedge funds (1)	12,280	—	—	—
Total other investments	692,652	—	476,534	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,780)	—	—	(2,780)
Derivatives (3)	7,514	(229)	7,743	—
Total other assets and (liabilities)	4,734	(229)	7,743	(2,780)
	$10,106,206	$3,221,720	$6,671,148	$(2,780)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at March 31, 2018 was $2.5 million and $5.3 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,168,763	$3,168,763	$—	$—
Agencies	47,646	—	47,646	—
Municipal	509,802	—	509,802	—
Non-U.S. government (Sovereign debt)	287,660	—	287,660	—
Non-U.S. government-backed corporate	163,651	—	163,651	—
Corporate	2,063,459	—	2,063,459	—
Agency mortgage-backed	500,456	—	500,456	—
Non-agency mortgage-backed	300,331	—	300,331	—
Commercial mortgage-backed	202,062	—	202,062	—
Asset-backed	182,725	—	182,725	—
Total fixed maturity investments	7,426,555	3,168,763	4,257,792	—
Short term investments	991,863	—	991,863	—
Equity investments trading	388,254	388,254	—	—
Other investments
Catastrophe bonds	380,475	—	380,475	—
Private equity partnerships (1)	196,220	—	—	—
Senior secured bank loan funds (1)	17,574	—	—	—
Hedge funds (1)	524	—	—	—
Total other investments	594,793	—	380,475	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,952)	—	—	(2,952)
Derivatives (3)	4,636	(45)	4,681	—
Total other assets and (liabilities)	1,684	(45)	4,681	(2,952)
	$9,403,149	$3,556,972	$5,634,811	$(2,952)

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
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active, non-distressed markets. The Company considers these broker quotations to be Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
U.S. treasuries
Level 1 - At March 31, 2018, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average effective yield of 2.3% and a weighted average credit quality of AA (December 31, 2017 - 1.9% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2018, the Company’s agency fixed maturity investments had a weighted average effective yield of 2.4% and a weighted average credit quality of AA (December 31, 2017 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At March 31, 2018, the Company’s municipal fixed maturity investments had a weighted average effective yield of 2.5% and a weighted average credit quality of AA (December 31, 2017 - 2.2% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At March 31, 2018, the Company’s non-U.S. government fixed maturity investments had a weighted average effective yield of 2.4% and a weighted average credit quality of AAA (December 31, 2017 - 2.0% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At March 31, 2018, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average effective yield of 2.7% and a weighted average credit quality of AA (December 31, 2017 - 2.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2018, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average effective yield of 4.2% and a weighted average credit quality of BBB (December 31, 2017 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At March 31, 2018, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average effective yield of 3.3%, a weighted average credit quality of AA and a weighted average life of 7.3 years (December 31, 2017 - 3.0%, AA and 6.4 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime residential mortgage-backed and non-agency Alt-A fixed maturity investments. At March 31, 2018, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average effective yield of 3.9%, a weighted average credit quality of non-investment grade, and a weighted average life of 5.3 years (December 31, 2017 - 3.7%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at March 31, 2018 had a weighted average effective yield of 3.8%, a weighted average credit quality of non-investment grade and a weighted average life of 6.2 years (December 31, 2017 - 3.7%, non-investment grade and 6.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At March 31, 2018, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average effective yield of 3.3%, a weighted average credit quality of AAA, and a weighted average life of 4.7 years (December 31, 2017 - 2.9%, AAA and 4.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2018, the Company’s asset-backed fixed maturity investments had a weighted average effective yield of 3.5%, a weighted average credit quality of AAA and a weighted average life of 3.2 years (December 31, 2017 - 2.8%, AAA and 3.0 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At March 31, 2018, the Company’s short term investments had a weighted average effective yield of 1.7% and a weighted average credit quality of AAA (December 31, 2017 - 1.4% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At March 31, 2018	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$893	Internal valuation model	Bond price (O)	$101.46	$112.05	$107.31
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(3,673)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$(4,706)
			Expected loss ratio (U)	n/a	n/a	20.4%
			Net acquisition expense ratio (O)	n/a	n/a	13.7%
			Contract period (O)	2.0 years	4.7 years	4.1 years
			Discount rate (U)	n/a	n/a	2.4%
Total other assets and (liabilities)	$(2,780)

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - January 1, 2018	$(2,952)
Total realized and unrealized gains
Included in other (loss) income	206
Purchases	(34)
Balance - March 31, 2018	$(2,780)

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other (losses) income	1,071
Purchases	(202)
Balance - March 31, 2017	$(12,135)

Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At March 31, 2018, the Company had a $0.9 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At March 31, 2018, the Company had a $3.7 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. The negative acquisition expense ratio used to determine the fair value of the contracts at March 31, 2018 is the result of override commissions on the contracts being higher than the gross acquisition expenses. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2018 were debt obligations of $990.0 million (December 31, 2017 - $989.6 million). At March 31, 2018, the fair value of the Company’s debt obligations was $993.9 million (December 31, 2017 – $1.0 billion).
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

	March 31, 2018	December 31, 2017
Other investments	$692,652	$594,793
Other assets	$2,533	$2,542
Other liabilities	$5,313	$5,494

Included in net investment income for the three months ended March 31, 2018 were net unrealized gains of $1.5 million related to the changes in fair value of other investments (2017 – gains of $6.9 million). Included in other income for the three months ended March 31, 2018 were net unrealized gains of $Nil related to the changes in the fair value of other assets and liabilities (2017 - $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2018	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$190,067	$416,135	See below	See below	See below
Senior secured bank loan funds	13,771	25,297	See below	See below	See below
Hedge funds	12,280	—	See below	See below	See below
Total other investments measured using net asset valuations	$216,118	$441,432

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
Senior secured bank loan funds – At March 31, 2018, the Company had $13.8 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. At March 31, 2018, the Company had $12.3 million of investments in hedge funds that pursue multiple strategies. This included an investment of $11.8 million in a fund primarily focused on global credit opportunities which is redeemable at the option of the shareholder. The remainder of the Company’s hedge fund investments consisted of so called “side pocket” investments which are not redeemable at the option of the shareholder.
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2018	March 31, 2017
Premiums written
Direct	$85,167	$73,408
Assumed	1,074,485	848,682
Ceded	(496,608)	(377,954)
Net premiums written	$663,044	$544,136
Premiums earned
Direct	$70,032	$58,168
Assumed	605,483	498,999
Ceded	(235,233)	(191,122)
Net premiums earned	$440,282	$366,045
Claims and claim expenses
Gross claims and claim expenses incurred	$225,742	$251,804
Claims and claim expenses recovered	(54,039)	(58,723)
Net claims and claim expenses incurred	$171,703	$193,081

At March 31, 2018, the Company’s reinsurance recoverable balance was $1.6 billion (2017 - $1.6 billion). Of this amount, 52.2% is fully collateralized by our reinsurers, 46.8% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2017 - 54.5%, 44.5% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 9.3%, 8.1% and 6.7%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2018 (December 31, 2017 - 10.4%, 7.5% and 7.3%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.8 million at March 31, 2018 (December 31, 2017 - $7.0 million). The three largest company-specific components of the valuation allowance represented 16.1%, 15.2% and 14.2%, respectively, of the Company’s total valuation allowance at March 31, 2018 (December 31, 2017 - 11.1%, 9.2% and 8.4%, respectively).
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

The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2018	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$701,202	$850,498	$687,209	$2,238,909
Casualty and Specialty	740,809	118,380	1,801,361	2,660,550
Other	4,999	—	8,269	13,268
Total	$1,447,010	$968,878	$2,496,839	$4,912,727

At December 31, 2017
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2018	2017
Net reserves as of January 1	$3,493,778	$2,568,730
Net incurred related to:
Current year	203,038	164,075
Prior years	(31,335)	29,006
Total net incurred	171,703	193,081
Net paid related to:
Current year	9,050	7,729
Prior years	328,129	147,500
Total net paid	337,179	155,229
Foreign exchange	12,104	2,287
Net reserves as of March 31	3,340,406	2,608,869
Reinsurance recoverable as of March 31	1,572,321	325,819
Gross reserves as of March 31	$4,912,727	$2,934,688

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

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Property	$(27,562)	$(928)
Casualty and Specialty	(3,791)	30,262
Other	18	(328)
Total favorable development of prior accident years net claims and claim expenses	$(31,335)	$29,006

Changes to prior year estimated claims reserves increased the Company’s net income by $31.3 million during the three months ended March 31, 2018, (2017 - decreased the Company’s net income by $29.0 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Three months ended March 31,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Catastrophe Events	$(27,109)
Other	(4,258)
Total large catastrophe events	(31,367)
Small catastrophe events
Other	3,805
Total small catastrophe events	3,805
Total catastrophe net claims and claim expenses	(27,562)
Total net favorable development of prior accident years net claims and claim expenses	$(27,562)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2018 of $27.6 million was comprised of net favorable development of $31.4 million related to large catastrophe events and net adverse development of $3.8 million related to small catastrophe events. Included in net favorable development of prior accident years net claims and claim expenses from large events was $27.1 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake and the wildfires in California during the fourth quarter of 2017 (collectively, the “2017 Catastrophe Events”). In addition, the Company’s Property segment experienced net favorable development of $0.5 million associated with a number of other large and small catastrophe events.

Three months ended March 31,	2017
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Other	$2,586
Total large catastrophe events	2,586
Small catastrophe events
Fort McMurray Wildfire (2016)	(5,850)
Other	2,336
Total small catastrophe events	(3,514)
Total catastrophe net claims and claim expenses	(928)
Total net favorable development of prior accident years net claims and claim expenses	$(928)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2017 of $0.9 million was principally comprised of net favorable development of $3.5 million associated with small catastrophe events related to a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $5.9 million, partially offset by net adverse development associated with a number of other large and small events. In addition, the Company experienced net favorable development of $2.6 million from large catastrophe events due principally to a decrease in the estimated ultimate losses associated with a number of other small catastrophe events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(3,791)	$(5,999)
Ogden Rate change	—	33,481
Actuarial assumption changes	—	2,780
Total adverse (favorable) development of prior accident years net claims and claim expenses	$(3,791)	$30,262

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the three months ended March 31, 2018 of $3.8 million was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business.
The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the three months ended March 31, 2017 of $30.3 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change, the Company experienced $6.0 million of net favorable development related to reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by $2.8 million of adverse development associated with actuarial assumption changes.

NOTE 7.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2017.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$283,281	$295,425	$294,654	$295,303
3.700% Senior Notes due 2025	294,864	297,409	302,781	297,318
5.75% Senior Notes due 2020	262,188	249,353	263,750	249,272
4.750% Senior Notes due 2025 (DaVinciRe) (1)	153,546	147,808	157,050	147,730
	$993,879	$989,995	$1,018,235	$989,623

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At March 31, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	101,679
Bilateral Letter of Credit Facility with Citibank Europe	186,709
Funds at Lloyd’s Letter of Credit Facilities
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$468,388

Funds at Lloyd’s Letter of Credit Facilities
Specialty Risks FAL Facility	£10,000
Total credit facilities in British Pounds	£10,000

National Australia Bank Limited Standby Letter of Credit Agreement
Effective as of March 23, 2018, the Company terminated the Standby Letter of Credit Agreement, dated as of May 19, 2015, among National Australia Bank Limited (“NAB”) and Renaissance Reinsurance, RenaissanceRe Specialty Risks Ltd., DaVinci and Platinum Underwriters Bermuda, Ltd. (collectively, the “NAB Facility Applicants”) (the “NAB Standby Letter of Credit Agreement”). The NAB Standby Letter of Credit Agreement provided for a secured, uncommitted facility under which letters of credit were issued from time to time for the respective accounts of the NAB Facility Applicants in multiple currencies. RenaissanceRe unconditionally guaranteed the payment obligations of the NAB Facility Applicants, other than DaVinci.

NOTE 8.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2018	December 31, 2017
Redeemable noncontrolling interest - DaVinciRe	$1,032,543	$1,011,659
Redeemable noncontrolling interest - Medici	392,821	284,847
Redeemable noncontrolling interests	$1,425,364	$1,296,506

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2018	March 31, 2017
Redeemable noncontrolling interest - DaVinciRe	$20,953	$31,909
Redeemable noncontrolling interest - Medici	8,946	2,418
Net income attributable to redeemable noncontrolling interests	$29,899	$34,327

Redeemable Noncontrolling Interest – DaVinciRe
In October 2001, the Company formed DaVinciRe and DaVinci with other equity investors. RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.1% at March 31, 2018 (December 31, 2017 - 22.1%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2018	March 31, 2017
Beginning balance	$1,011,659	$994,458
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(69)	(63,642)
Sale of shares to redeemable noncontrolling interests	—	23,921
Net income attributable to redeemable noncontrolling interest	20,953	31,909
Ending balance	$1,032,543	$986,646

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
2017
During 2017, third-party investors subscribed for $149.2 million and redeemed $48.0 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 26.8%, effective at December 31, 2017.
2018
During the three months ended March 31, 2018, third-party investors subscribed for $99.7 million and redeemed $0.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 17.1% at March 31, 2018.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2018	March 31, 2017
Beginning balance	$284,847	$181,136
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(711)	(10,625)
Sale of shares to redeemable noncontrolling interests	99,739	28,416
Net income attributable to redeemable noncontrolling interest	8,946	2,418
Ending balance	$392,821	$201,345

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
2018
During the three months ended March 31, 2018, $600.5 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $75.0 million to the Company. This amount was received by the Company prior to December 31, 2017 and was included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2017. During the three months ended March 31, 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the three months ended March 31, 2018. At March 31, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.1%.
At March 31, 2018, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $1.4 billion and $1.4 billion, respectively (December 31, 2017 - $1.2 billion and $1.2 billion, respectively).
See “Note 16. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to March 31, 2018.
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
At March 31, 2018, the total assets and total liabilities of Mona Lisa Re were $25.6 million and $25.6 million, respectively (December 31, 2017 - $25.9 million and $25.9 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.2 million and $0.2 million, respectively, during the three months ended March 31, 2018 (2017 - $0.1 million and $37 thousand, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $0.1 million and $0.1 million, respectively, during the three months ended March 31, 2018 (2017 - $1.8 million and $1.3 million, respectively).
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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $11.1 million at March 31, 2018 (December 31, 2017 - $14.1 million).

Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums of $4.1 million and ceded premiums earned of $1.2 million during the three months ended March 31, 2018 (2017 - $7.4 million and $1.8 million, respectively).
Langhorne
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of March 31, 2018 the Company has invested $1.3 million in Langhorne Holdings (December 31, 2017 - $0.6 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of March 31, 2018 the Company has invested $0.1 million in Langhorne Partners (December 31, 2017 - $Nil), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
The Company concluded that Langhorne Holdings meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Langhorne Holdings and concluded it is not the primary beneficiary of Langhorne Holdings, as it does not have power over the activities that most significantly impact the economic performance of Langhorne Holdings. As a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company separately evaluated Langhorne Partners and concluded that it was not a VIE. The Company accounts for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.
The Company anticipates that its investment in Langhorne will increase, perhaps materially, as in-force life and annuity blocks of businesses are written. Other than its current and committed future equity investment in Langhorne, the Company has not provided financial or other support to Langhorne that it was not contractually required to provide.
NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.33 per common share, payable on March 29, 2018 to common shareholders of record on March 15, 2018 and, accordingly, RenaissanceRe paid the dividend on March 29, 2018.
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
During the three months ended March 31, 2018, the Company paid $5.6 million in preference share dividends (2017 - $5.6 million) and $13.2 million in common share dividends (2017 - $13.0 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2018, the Company’s did not repurchase any of its common shares. At March 31, 2018, $500.0 million remained available for repurchase under the share repurchase program.
NOTE 11.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2018	March 31, 2017
Numerator:
Net income available to RenaissanceRe common shareholders	$56,713	$92,352
Amount allocated to participating common shareholders (1)	(546)	(907)
Net income allocated to RenaissanceRe common shareholders	$56,167	$91,445
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,552	40,408
Per common share equivalents of employee stock options and restricted shares	47	215
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,599	40,623
Net income available to RenaissanceRe common shareholders per common share – basic	$1.42	$2.26
Net income available to RenaissanceRe common shareholders per common share – diluted	$1.42	$2.25

(1)
Represents earnings attributable to holders of unvested restricted shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 12.    SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and the remnants of its former Bermuda-based insurance operations.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty, each of whom operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$706,968	$452,684	$—	$1,159,652
Net premiums written	$354,077	$308,967	$—	$663,044
Net premiums earned	$225,049	$215,233	$—	$440,282
Net claims and claim expenses incurred	30,607	141,078	18	171,703
Acquisition expenses	40,721	56,990	—	97,711
Operational expenses	26,546	14,593	133	41,272
Underwriting income (loss)	$127,175	$2,572	$(151)	129,596
Net investment income			56,476	56,476
Net foreign exchange gains			3,757	3,757
Equity in earnings of other ventures			857	857
Other loss			(1,242)	(1,242)
Net realized and unrealized losses on investments			(82,144)	(82,144)
Corporate expenses			(6,733)	(6,733)
Interest expense			(11,767)	(11,767)
Income before taxes				88,800
Income tax benefit			3,407	3,407
Net income attributable to redeemable noncontrolling interests			(29,899)	(29,899)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$56,713

Net claims and claim expenses incurred – current accident year	$58,169	$144,869	$—	$203,038
Net claims and claim expenses incurred – prior accident years	(27,562)	(3,791)	18	(31,335)
Net claims and claim expenses incurred – total	$30,607	$141,078	$18	$171,703

Net claims and claim expense ratio – current accident year	25.8%	67.3%		46.1%
Net claims and claim expense ratio – prior accident years	(12.2)%	(1.8)%		(7.1)%
Net claims and claim expense ratio – calendar year	13.6%	65.5%		39.0%
Underwriting expense ratio	29.9%	33.3%		31.6%
Combined ratio	43.5%	98.8%		70.6%

Three months ended March 31, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$520,529	$401,561	$—	$922,090
Net premiums written	$289,871	$254,265	$—	$544,136
Net premiums earned	$186,988	$179,059	$(2)	$366,045
Net claims and claim expenses incurred	38,838	154,571	(328)	193,081
Acquisition expenses	29,103	54,179	—	83,282
Operational expenses	27,665	19,607	11	47,283
Underwriting income (loss)	$91,382	$(49,298)	$315	42,399
Net investment income			54,325	54,325
Net foreign exchange gains			8,165	8,165
Equity in losses of other ventures			(1,507)	(1,507)
Other income			1,665	1,665
Net realized and unrealized gains on investments			43,373	43,373
Corporate expenses			(5,286)	(5,286)
Interest expense			(10,526)	(10,526)
Income before taxes and noncontrolling interests				132,608
Income tax expense			(334)	(334)
Net income attributable to noncontrolling interests			(34,327)	(34,327)
Dividends on preference shares			(5,595)	(5,595)
Net income available to RenaissanceRe common shareholders				$92,352

Net claims and claim expenses incurred – current accident year	$39,766	$124,309	$—	$164,075
Net claims and claim expenses incurred – prior accident years	(928)	30,262	(328)	29,006
Net claims and claim expenses incurred – total	$38,838	$154,571	$(328)	$193,081

Net claims and claim expense ratio – current accident year	21.3%	69.4%		44.8%
Net claims and claim expense ratio – prior accident years	(0.5)%	16.9%		7.9%
Net claims and claim expense ratio – calendar year	20.8%	86.3%		52.7%
Underwriting expense ratio	30.3%	41.2%		35.7%
Combined ratio	51.1%	127.5%		88.4%

NOTE 13.    DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and speculation. The Company’s derivative instruments can be exchange traded or over-the-counter, with over-the-counter derivatives generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$175	157	$18	Other assets	$—	$18
Interest rate swaps	357	—	357	Other assets	—	357
Foreign currency forward contracts (1)	7,070	175	6,895	Other assets	—	6,895
Foreign currency forward contracts (2)	79	78	1	Other assets	—	1
Credit default swaps	1,600	—	1,600	Other assets	—	1,600
Total	$9,281	$410	$8,871		$—	$8,871

	Derivative Liabilities
At March 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$404	157	$247	Other liabilities	$247	$—
Interest rate swaps	53	—	53	Other liabilities	53	—
Foreign currency forward contracts (1)	479	—	479	Other liabilities	—	479
Foreign currency forward contracts (2)	643	78	565	Other liabilities	—	565
Credit default swaps	13	—	13	Other liabilities	13	—
Total	$1,592	$235	$1,357		$313	$1,044

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$684	524	$160	Other assets	$—	$160
Interest rate swaps	424	—	424	Other assets	—	424
Foreign currency forward contracts (1)	3,865	358	3,507	Other assets	—	3,507
Foreign currency forward contracts (2)	39	11	28	Other assets	—	28
Credit default swaps	1,518	—	1,518	Other assets	—	1,518
Total	$6,530	$893	$5,637		$—	$5,637

	Derivative Liabilities
At December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$729	524	$205	Other liabilities	$205	$—
Foreign currency forward contracts (1)	670	—	670	Other liabilities	—	670
Foreign currency forward contracts (2)	115	11	104	Other liabilities	—	104
Credit default swaps	22	—	22	Other liabilities	22	—
Total	$1,536	$535	$1,001		$227	$774

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2018	2017
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(2,337)	$(158)
Interest rate swaps	Net realized and unrealized (losses) gains on investments	(106)	—
Foreign currency forward contracts (1)	Net foreign exchange gains	6,743	1,060
Foreign currency forward contracts (2)	Net foreign exchange gains	(691)	(633)
Credit default swaps	Net realized and unrealized (losses) gains on investments	(1,921)	102
Total		$1,688	$371

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2018.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2018, the Company had $1.5 billion of notional long positions and $812.7 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2017 - $1.5 billion and $801.1 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At March 31, 2018, the Company had $22.9 million of notional positions paying a fixed rate and $6.9 million receiving a fixed rate denominated in U.S. dollars (December 31, 2017 - $40.3 million and $Nil, respectively).
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At

March 31, 2018, the Company had outstanding underwriting related foreign currency contracts of $218.6 million in notional long positions and $25.4 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $215.4 million and $44.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2018, the Company had outstanding investment portfolio related foreign currency contracts of $66.4 million in notional long positions and $40.5 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $16.6 million and $5.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable.  From time to time, the Company may purchase credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques.  The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2018, the Company had outstanding credit derivatives of $1.0 million in notional positions to hedge credit risk and $41.1 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2017 - $1.0 million and $18.8 million, respectively).
NOTE 14.    COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments and contingencies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2017.
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

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at March 31, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2018 and 2017, and condensed consolidating statements of cash flows for the three months ended March 31, 2018. Each of RenRe North America Holdings Inc. and RenaissanceRe Finance, Inc. is a 100% owned subsidiary of RenaissanceRe. On June 1, 2017, the notes issued by Platinum Underwriters Finance, Inc. (“Platinum Finance”) matured and the Company repaid the aggregate principal amount plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Prior to the liquidation of Platinum Finance, it was a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2017 and “Note 7. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at March 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$70,641	$112,716	$22,433	$10,015,914	$—	$10,221,704
Cash and cash equivalents	8,150	97	1,175	638,551	—	647,973
Investments in subsidiaries	4,090,065	53,476	1,137,922	—	(5,281,463)	—
Due from subsidiaries and affiliates	137,639	91,891	—	—	(229,530)	—
Premiums receivable	—	—	—	1,684,630	—	1,684,630
Prepaid reinsurance premiums	—	—	—	794,921	—	794,921
Reinsurance recoverable	—	—	—	1,572,321	—	1,572,321
Accrued investment income	16	223	46	42,784	—	43,069
Deferred acquisition costs	—	—	—	477,010	—	477,010
Receivable for investments sold	48	—	6	111,377	—	111,431
Other assets	439,667	21,340	433,056	82,133	(848,625)	127,571
Goodwill and other intangible assets	123,728	—	—	117,844	—	241,572
Total assets	$4,869,954	$279,743	$1,594,638	$15,537,485	$(6,359,618)	$15,922,202
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$4,912,727	$—	$4,912,727
Unearned premiums	—	—	—	1,961,746	—	1,961,746
Debt	417,000	—	842,188	147,807	(417,000)	989,995
Amounts due to subsidiaries and affiliates	9,639	61	106,900	—	(116,600)	—
Reinsurance balances payable	—	—	—	1,758,948	—	1,758,948
Payable for investments purchased	—	—	—	306,664	—	306,664
Other liabilities	7,062	793	9,457	119,676	(6,483)	130,505
Total liabilities	433,701	854	958,545	9,207,568	(540,083)	10,060,585
Redeemable noncontrolling interests	—	—	—	1,425,364	—	1,425,364
Shareholders’ Equity
Total shareholders’ equity	4,436,253	278,889	636,093	4,904,553	(5,819,535)	4,436,253
Total liabilities, noncontrolling interests and shareholders’ equity	$4,869,954	$279,743	$1,594,638	$15,537,485	$(6,359,618)	$15,922,202

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$225,266	$129,732	$31,255	$9,117,186	$—	$9,503,439
Cash and cash equivalents	14,656	139	1,469	1,345,328	—	1,361,592
Investments in subsidiaries	4,105,760	36,140	1,141,733	—	(5,283,633)	—
Due from subsidiaries and affiliates	4,602	91,891	—	—	(96,493)	—
Premiums receivable	—	—	—	1,304,622	—	1,304,622
Prepaid reinsurance premiums	—	—	—	533,546	—	533,546
Reinsurance recoverable	—	—	—	1,586,630	—	1,586,630
Accrued investment income	405	428	82	41,320	—	42,235
Deferred acquisition costs	—	—	—	426,551	—	426,551
Receivable for investments sold	135	51	8	102,951	—	103,145
Other assets	433,468	21,342	430,481	76,703	(840,768)	121,226
Goodwill and other intangible assets	124,960	—	—	118,185	—	243,145
Total assets	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$5,080,408	$—	$5,080,408
Unearned premiums	—	—	—	1,477,609	—	1,477,609
Debt	417,000	—	841,892	147,731	(417,000)	989,623
Amounts due to subsidiaries and affiliates	82,579	54	92,794	—	(175,427)	—
Reinsurance balances payable	—	—	—	989,090	—	989,090
Payable for investments purchased	—	—	—	208,749	—	208,749
Other liabilities	18,298	1,053	14,117	764,432	(5,129)	792,771
Total liabilities	517,877	1,107	948,803	8,668,019	(597,556)	9,538,250
Redeemable noncontrolling interests	—	—	—	1,296,506	—	1,296,506
Shareholders’ Equity
Total shareholders’ equity	4,391,375	278,616	656,225	4,688,497	(5,623,338)	4,391,375
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$440,282	$—	$440,282
Net investment income	6,035	513	1,234	56,305	(7,611)	56,476
Net foreign exchange (losses) gains	(3)	—	—	3,760	—	3,757
Equity in earnings (losses) of other ventures	—	—	1,211	(354)	—	857
Other loss	—	—	—	(1,242)	—	(1,242)
Net realized and unrealized losses on investments	(661)	(1,286)	(259)	(79,938)	—	(82,144)
Total revenues	5,371	(773)	2,186	418,813	(7,611)	417,986
Expenses
Net claims and claim expenses incurred	—	—	—	171,703	—	171,703
Acquisition expenses	—	—	—	97,711	—	97,711
Operational expenses	1,313	10	11,070	37,933	(9,054)	41,272
Corporate expenses	3,684	—	—	3,049	—	6,733
Interest expense	1,108	—	9,252	2,515	(1,108)	11,767
Total expenses	6,105	10	20,322	312,911	(10,162)	329,186
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(734)	(783)	(18,136)	105,902	2,551	88,800
Equity in net income (loss) of subsidiaries	62,426	834	(3,813)	—	(59,447)	—
Income (loss) before taxes	61,692	51	(21,949)	105,902	(56,896)	88,800
Income tax benefit	616	221	1,815	755	—	3,407
Net income (loss)	62,308	272	(20,134)	106,657	(56,896)	92,207
Net loss attributable to redeemable noncontrolling interests	—	—	—	(29,899)	—	(29,899)
Net income (loss) attributable to RenaissanceRe	62,308	272	(20,134)	76,758	(56,896)	62,308
Dividends on preference shares	(5,595)	—	—	—	—	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$56,713	$272	$(20,134)	$76,758	$(56,896)	$56,713

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended March 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$62,308	$272	$(20,134)	$106,657	$(56,896)	$92,207
Change in net unrealized gains on investments	—	—	—	(30)	—	(30)
Comprehensive income (loss)	62,308	272	(20,134)	106,627	(56,896)	92,177
Net income attributable to redeemable noncontrolling interests	—	—	—	(29,899)	—	(29,899)
Comprehensive income attributable to noncontrolling interests	—	—	—	(29,899)	—	(29,899)
Comprehensive income (loss) attributable to RenaissanceRe	$62,308	$272	$(20,134)	$76,728	$(56,896)	$62,278

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$366,045	$—	$366,045
Net investment income	5,457	426	841	269	53,583	(6,251)	54,325
Net foreign exchange gains	—	—	—	—	8,165	—	8,165
Equity in losses of other ventures	—	—	—	(752)	(755)	—	(1,507)
Other (loss) income	(1)	—	—	—	1,666	—	1,665
Net realized and unrealized gains (losses) on investments	53	2,921	4,725	(26)	35,700	—	43,373
Total revenues	5,509	3,347	5,566	(509)	464,404	(6,251)	472,066
Expenses
Net claims and claim expenses incurred	—	—	—	—	193,081	—	193,081
Acquisition expenses	—	—	—	—	83,282	—	83,282
Operational expenses	3,298	24	50	7,979	42,058	(6,126)	47,283
Corporate expenses	5,208	—	—	—	78	—	5,286
Interest expense	140	—	1,476	6,542	2,508	(140)	10,526
Total expenses	8,646	24	1,526	14,521	321,007	(6,266)	339,458
(Loss) income before equity in net income of subsidiaries and taxes	(3,137)	3,323	4,040	(15,030)	143,397	15	132,608
Equity in net income of subsidiaries	101,353	1,086	9,843	16,498	—	(128,780)	—
Income before taxes	98,216	4,409	13,883	1,468	143,397	(128,765)	132,608
Income tax (expense) benefit	(269)	(1,098)	(1,308)	3,072	(731)	—	(334)
Net income	97,947	3,311	12,575	4,540	142,666	(128,765)	132,274
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Net income attributable to RenaissanceRe	97,947	3,311	12,575	4,540	108,339	(128,765)	97,947
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net income available to RenaissanceRe common shareholders	$92,352	$3,311	$12,575	$4,540	$108,339	$(128,765)	$92,352

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$97,947	$3,311	$12,575	$4,540	$142,666	$(128,765)	$132,274
Change in net unrealized gains on investments	—	—	—	—	(1,491)	—	(1,491)
Comprehensive income	97,947	3,311	12,575	4,540	141,175	(128,765)	130,783
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(34,327)	—	(34,327)
Comprehensive income available to RenaissanceRe	$97,947	$3,311	$12,575	$4,540	$106,848	$(128,765)	$96,456

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(6,875)	$659		$(23,449)	$(7,684)	$(37,349)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	119,542	42,793		27,672	2,128,852	2,318,859
Purchases of fixed maturity investments trading	(20,216)	(22,956)		(12,698)	(2,256,591)	(2,312,461)
Net (purchases) sales of equity investments trading	—	(21)		—	158	137
Net sales (purchases) of short term investments	54,728	(4,024)		(5,925)	(639,420)	(594,641)
Net sales of other investments	—	—		—	(98,639)	(98,639)
Dividends and return of capital from subsidiaries	177,250	—		—	(177,250)	—
Contributions to subsidiaries	(150,205)	(16,500)		—	166,705	—
Due to (from) subsidiary	(154,877)	7		14,106	140,764	—
Net cash provided by (used in) investing activities	26,222	(701)	—	23,155	(753,395)	(704,719)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(13,224)	—	—	—	—	(13,224)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
Net third party redeemable noncontrolling interest share transactions	—	—		—	52,759	52,759
Taxes paid on withholding shares	(7,034)	—	—	—	—	(7,034)
Net cash (used in) provided by financing activities	(25,853)	—	—	—	52,759	26,906
Effect of exchange rate changes on foreign currency cash	—	—	—	—	1,543	1,543
Net decrease in cash and cash equivalents	(6,506)	(42)	—	(294)	(706,777)	(713,619)
Cash and cash equivalents, beginning of period	14,656	139		1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$8,150	$97	$—	$1,175	$638,551	$647,973

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(12,358)	$(8,594)	$5,188	$(17,914)	$234,717	$201,039
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	38,449	12,473	36,397	15,449	2,579,618	2,682,386
Purchases of fixed maturity investments trading	(63,417)	(12,438)	(36,790)	—	(2,894,479)	(3,007,124)
Net (purchases) sales of equity investments trading	—	(74)	(2,181)	—	16,002	13,747
Net sales (purchases) of short term investments	269,585	(590)	(5,087)	(3,374)	(14,841)	245,693
Net sales of other investments	—	—	—	—	36,402	36,402
Return of investment from investment in other ventures	—	—	—	—	20,000	20,000
Dividends and return of capital from subsidiaries	65,180	9,175	—	9,175	(83,530)	—
Contributions to subsidiaries	(162,550)	—	—	(9,175)	171,725	—
Due (from) to subsidiaries	(28,130)	50	(34)	2,522	25,592	—
Net cash provided by (used in) investing activities	119,117	8,596	(7,695)	14,597	(143,511)	(8,896)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(13,027)	—	—	—	—	(13,027)
Dividends paid – preference shares	(5,595)	—	—	—	—	(5,595)
RenaissanceRe common share repurchases	(80,009)	—	—	—	—	(80,009)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(51,166)	(51,166)
Taxes paid on withholding shares	(11,018)	—	—	—	—	(11,018)
Net cash used in financing activities	(109,649)	—	—	—	(51,166)	(160,815)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	1,602	1,602
Net (decrease) increase in cash and cash equivalents	(2,890)	2	(2,507)	(3,317)	41,642	32,930
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$4,177	$164	$4,164	$6,080	$439,502	$454,087
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
NOTE 16.     SUBSEQUENT EVENTS
Effective April 1, 2018, Upsilon RFO issued $31.7 million of non-voting preference shares to investors, including $26.5 million to the Company. Effective April 1, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 16.9%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2018 and 2017, respectively, as well as our liquidity and capital resources at March 31, 2018. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2017. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.
All dollar amounts referred to in this Form 10-Q are in U.S. dollars unless otherwise indicated.
Due to rounding, numbers presented in the tables included in this Form 10-Q may not add up precisely to the totals provided.
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, Switzerland, the United Kingdom and the United States. Our operating subsidiaries include Renaissance Reinsurance, RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S., Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and Syndicate 1458. We also underwrite reinsurance on behalf of joint ventures, including Top Layer Re, Upsilon RFO, Fibonacci Re and DaVinci. In addition, through Medici, we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, we have expanded our casualty and specialty platform and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, notwithstanding the impact of the write-down of a portion of our deferred tax asset in the fourth quarter of 2017 associated with the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017 (the "Tax Bill"), which was enacted on December 22, 2017. In the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
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

Segments
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and the remnants of our former Bermuda-based insurance operations.
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
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
The Company’s critical accounting estimates include “Claims and Claim Expense Reserves”, “Premiums and Related Expenses”, “Reinsurance Recoverables”, “Fair Value Measurements and Impairments” and “Income Taxes”, and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2017. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2017.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2018, compared to the first quarter of 2017.

Three months ended March 31,	2018	2017	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,159,652	$922,090	$237,562
Net premiums written	$663,044	$544,136	$118,908
Net premiums earned	$440,282	$366,045	$74,237
Net claims and claim expenses incurred	171,703	193,081	(21,378)
Acquisition expenses	97,711	83,282	14,429
Operational expenses	41,272	47,283	(6,011)
Underwriting income	$129,596	$42,399	$87,197

Net investment income	$56,476	$54,325	$2,151
Net realized and unrealized (losses) gains on investments	(82,144)	43,373	(125,517)
Total investment result	$(25,668)	$97,698	$(123,366)

Net income	$92,207	$132,274	$(40,067)
Net income available to RenaissanceRe common shareholders	$56,713	$92,352	$(35,639)

Net income available to RenaissanceRe common shareholders per common share – diluted	$1.42	$2.25	$(0.83)
Dividends per common share	$0.33	$0.32	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	46.1%	44.8%	1.3%
Net claims and claim expense ratio – prior accident years	(7.1)%	7.9%	(15.0)%
Net claims and claim expense ratio – calendar year	39.0%	52.7%	(13.7)%
Underwriting expense ratio	31.6%	35.7%	(4.1)%
Combined ratio	70.6%	88.4%	(17.8)%

Return on average common equity - annualized	5.7%	8.3%	(2.6)%

Book value	March 31, 2018	December 31, 2017	Change
Book value per common share	$100.29	$99.72	$0.57
Accumulated dividends per common share	18.33	18.00	0.33
Book value per common share plus accumulated dividends	$118.62	$117.72	$0.90
Change in book value per common share plus change in accumulated dividends	0.9%

Balance sheet highlights	March 31, 2018	December 31, 2017	Change
Total assets	$15,922,202	$15,226,131	$696,071
Total shareholders’ equity attributable to RenaissanceRe	$4,436,253	$4,391,375	$44,878

Net income available to RenaissanceRe common shareholders was $56.7 million in the first quarter of 2018, compared to $92.4 million in the first quarter of 2017, a decrease of $35.6 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2018, we generated an annualized return on average common equity of 5.7% and our book value per common share increased from $99.72 at December 31, 2017 to $100.29 at March 31, 2018, a 0.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the first quarter of 2018, on a comparative basis to the first quarter of 2017, include:

•
Gross Premiums Written - our gross premiums written increased by $237.6 million, or 25.8%, to $1.2 billion, in the first quarter of 2018, compared to the first quarter of 2017, driven primarily by increases of $186.4 million in the Property segment and $51.1 million in the Casualty and Specialty segment. Our gross premiums written are discussed in additional detail below in “Underwriting Results by Segment”;

•
Underwriting Results - we generated underwriting income of $129.6 million and a combined ratio of 70.6% in the first quarter of 2018, compared to $42.4 million and 88.4%, respectively, in the first quarter of 2017. Our underwriting income was comprised of our Property segment, which generated underwriting income of $127.2 million and a combined ratio of 43.5%, and our Casualty and Specialty segment, which generated underwriting income of $2.6 million and a combined ratio of 98.8%, each in the first quarter of 2018. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a loss of $25.7 million in the first quarter of 2018, compared to a gain of $97.7 million in the first quarter of 2017, a decrease of $123.4 million. The decrease in the total investment result was principally due to realized and unrealized losses on our fixed maturity investment portfolio driven by an upward shift in the interest rate yield curve during the first quarter of 2018, compared to less pronounced yield curve impacts in the first quarter of 2017. In addition, our equity investments trading portfolio experienced significant realized gains during the first quarter of 2017, which did not reoccur during the first quarter of 2018. Our fixed maturity investment portfolio generated higher net investment income during the first quarter of 2018, compared to the first quarter of 2017, principally driven by higher average invested assets and the impact of interest rate increases during recent periods.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$706,968	$520,529	$186,439
Net premiums written	$354,077	$289,871	$64,206
Net premiums earned	$225,049	$186,988	$38,061
Net claims and claim expenses incurred	30,607	38,838	(8,231)
Acquisition expenses	40,721	29,103	11,618
Operational expenses	26,546	27,665	(1,119)
Underwriting income	$127,175	$91,382	$35,793

Net claims and claim expenses incurred – current accident year	$58,169	$39,766	$18,403
Net claims and claim expenses incurred – prior accident years	(27,562)	(928)	(26,634)
Net claims and claim expenses incurred – total	$30,607	$38,838	$(8,231)

Net claims and claim expense ratio – current accident year	25.8%	21.3%	4.5%
Net claims and claim expense ratio – prior accident years	(12.2)%	(0.5)%	(11.7)%
Net claims and claim expense ratio – calendar year	13.6%	20.8%	(7.2)%
Underwriting expense ratio	29.9%	30.3%	(0.4)%
Combined ratio	43.5%	51.1%	(7.6)%

Property Gross Premiums Written
In the first quarter of 2018, our Property segment gross premiums written increased by $186.4 million, or 35.8%, to $707.0 million, compared to $520.5 million in the first quarter of 2017.
Gross premiums written in the catastrophe class of business were $590.3 million in the first quarter of 2018, an increase of $175.9 million, or 42.4%, compared to the first quarter of 2017. The increase in gross premiums written in the catastrophe class of business was driven primarily by an improved rate environment combined with expanded participation on existing transactions and certain new transactions in the catastrophe excess of loss market. Gross premiums written in the other property class of business were $116.6 million in the first quarter of 2018, an increase of $10.5 million, or 9.9%, compared to the first quarter of 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth across a number of our underwriting platforms, both from existing relationships and through new opportunities.
Property Ceded Premiums Written

Three months ended March 31,	2018	2017	Change
(in thousands)
Ceded premiums written - Property	$352,891	$230,658	$122,233

Ceded premiums written in our Property segment increased $122.2 million to $352.9 million in the first quarter of 2018, compared to $230.7 million in the first quarter of 2017. The increase was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded through the Company’s managed joint venture, Upsilon RFO.

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
Property Underwriting Results
Our Property segment generated underwriting income of $127.2 million in the first quarter of 2018, compared to $91.4 million in the first quarter of 2017. In the first quarter of 2018, our Property segment generated a net claims and claim expense ratio of 13.6%, an underwriting expense ratio of 29.9% and a combined ratio of 43.5%, compared to 20.8%, 30.3% and 51.1%, respectively, in the first quarter of 2017. Principally impacting the Property segment underwriting result and combined ratio was favorable development on prior accident years net claims and claim expenses of $27.6 million, or 12.2 percentage points, during the first quarter of 2018, compared to $0.9 million, or 0.5 percentage points, in the first quarter of 2017, combined with an increase in net premiums earned driven by the growth in net premiums written over the trailing twelve months. The favorable development during the first quarter of 2018 was principally driven by $27.1 million of net decreases in the estimated ultimate losses associated with the 2017 Catastrophe Events.
Property Profit Commissions and Fees

Three months ended March 31,	2018	2017	Change
(in thousands)
Profit commissions and fees	$14,449	$22,116	$(7,667)
Decrease in underwriting expense ratio	6.4%	11.8%	(5.4)%
Net impact of profit commissions and fees	$27,104	$33,608	$(6,504)

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $27.1 million in the first quarter of 2018, compared to $33.6 million in the first quarter of 2017.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$452,684	$401,561	$51,123
Net premiums written	$308,967	$254,265	$54,702
Net premiums earned	$215,233	$179,059	$36,174
Net claims and claim expenses incurred	141,078	154,571	(13,493)
Acquisition expenses	56,990	54,179	2,811
Operational expenses	14,593	19,607	(5,014)
Underwriting income (loss)	$2,572	$(49,298)	$51,870

Net claims and claim expenses incurred – current accident year	$144,869	$124,309	$20,560
Net claims and claim expenses incurred – prior accident years	(3,791)	30,262	(34,053)
Net claims and claim expenses incurred – total	$141,078	$154,571	$(13,493)

Net claims and claim expense ratio – current accident year	67.3%	69.4%	(2.1)%
Net claims and claim expense ratio – prior accident years	(1.8)%	16.9%	(18.7)%
Net claims and claim expense ratio – calendar year	65.5%	86.3%	(20.8)%
Underwriting expense ratio	33.3%	41.2%	(7.9)%
Combined ratio	98.8%	127.5%	(28.7)%

Casualty and Specialty Gross Premiums Written
In the first quarter of 2018, our Casualty and Specialty segment gross premiums written increased $51.1 million, or 12.7%, to $452.7 million, compared to $401.6 million in the first quarter of 2017. The $51.1 million increase was principally due to selective growth from new and existing business within certain classes of business where we found comparably attractive risk-return attributes.
Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2018	2017	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$143,717	$147,296	$(3,579)

Ceded premiums written in our Casualty and Specialty segment were $143.7 million in the first quarter of 2018 compared to $147.3 million in the first quarter of 2017, a decrease of $3.6 million, primarily reflecting decreased purchases of retrocessional reinsurance principally for our casualty lines of business.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $2.6 million and had a combined ratio of 98.8% in the first quarter of 2018, compared to an underwriting loss of $49.3 million and a combined ratio of 127.5% in the first quarter of 2017. The decrease in the Casualty and Specialty segment combined ratio in the first quarter of 2018, compared to the first quarter of 2017, was primarily driven by a 20.8 percentage point decrease in the Casualty and Specialty segment net claims and claim expenses ratio as a result of net favorable development on prior accident years net claims and claim expenses compared to net adverse development in the first quarter of 2017, combined with a 7.9 percentage point decrease in the underwriting expense ratio. The decrease in the underwriting expense ratio was primarily driven by an increase in net premiums earned while continuing to leverage the Casualty and Specialty segment’s existing expense base.

During the first quarter of 2018, the Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $3.8 million, or 1.8 percentage points, compared to $30.3 million, or 16.9 percentage points, of adverse development on prior accident years net claims and claim expenses in the first quarter of 2017. The favorable development during the first quarter of 2018 was principally driven by reported losses coming in lower than expected, compared to the first quarter of 2017 which experienced adverse development associated with the decrease in the Ogden Rate during that period.
Profit Commissions and Fees

Three months ended March 31,	2018	2017	Change
(in thousands, except percentages)
Profit commissions and fees	$9,316	$8,532	$784
Decrease in underwriting expense ratio	4.3%	4.8%	(0.5)%

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
Net Investment Income

Three months ended March 31,	2018	2017	Change
(in thousands)
Fixed maturity investments	$45,643	$43,419	$2,224
Short term investments	5,304	1,724	3,580
Equity investments trading	698	811	(113)
Other investments
Private equity investments	(434)	7,802	(8,236)
Other	8,023	4,072	3,951
Cash and cash equivalents	565	189	376
	59,799	58,017	1,782
Investment expenses	(3,323)	(3,692)	369
Net investment income	$56,476	$54,325	$2,151

Net investment income was $56.5 million in the first quarter of 2018, compared to $54.3 million in the first quarter of 2017, an increase of $2.2 million, principally driven by higher average invested assets in our fixed maturity and short term investment portfolios, combined with the impact of interest rate increases during recent periods. Partially offsetting this was lower returns in our portfolio of private equity investments in the first quarter of 2018, compared to the first quarter of 2017.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $1.5 million in the first quarter of 2018, compared to unrealized gains of $6.9 million in the first quarter of 2017.

Net Realized and Unrealized (Losses) Gains on Investments

Three months ended March 31,	2018	2017	Change
(in thousands)
Gross realized gains	$4,583	$11,461	$(6,878)
Gross realized losses	(25,853)	(16,533)	(9,320)
Net realized losses on fixed maturity investments	(21,270)	(5,072)	(16,198)
Net unrealized (losses) gains on fixed maturity investments trading	(55,372)	24,635	(80,007)
Net realized and unrealized losses on investments-related derivatives	(4,364)	(56)	(4,308)
Net realized gains on equity investments trading	234	20,915	(20,681)
Net unrealized (losses) gains on equity investments trading	(1,372)	2,951	(4,323)
Net realized and unrealized (losses) gains on investments	$(82,144)	$43,373	$(125,517)

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
Net realized and unrealized losses on investments were $82.1 million in the first quarter of 2018, compared to net realized and unrealized gains of $43.4 million in the first quarter of 2017, a decrease of $125.5 million. Included in net realized and unrealized losses on investments are the following components:

•
net realized and unrealized losses on our portfolio of fixed maturity investments trading of $76.6 million during the first quarter of 2018, compared to net realized and unrealized gains of $19.6 million in the first quarter of 2017, a decrease of $96.2 million, principally driven by an upward shift in the interest rate yield curve during the first quarter of 2018, compared to less pronounced yield curve impacts in the first quarter of 2017;

•
net realized and unrealized losses on equity investments trading of $1.1 million in the first quarter of 2018, compared to net realized and unrealized gains of $23.9 million in the first quarter of 2017, a decrease of $25.0 million, driven by lower returns on a certain of the our larger positions within our equity investments trading portfolio; and

•
net realized and unrealized losses on certain investments-related derivatives of $4.4 million in the first quarter of 2018, compared to losses of $0.1 million in the first quarter of 2017, reflecting a net long position generating unrealized losses in the rising interest rate environment.

Net Foreign Exchange Gains

Three months ended March 31,	2018	2017	Change
(in thousands)
Foreign exchange gains	$3,757	$8,165	$(4,408)

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

Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2018	2017	Change
(in thousands)
Top Layer Re	$2,033	$2,484	$(451)
Tower Hill Companies	(910)	(4,058)	3,148
Other	(266)	67	(333)
Total equity in earnings (losses) of other ventures	$857	$(1,507)	$2,364

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
Equity in earnings of other ventures was $0.9 million, compared to equity in losses of other ventures of $1.5 million in the first quarter of 2017, an increase of $2.4 million. Impacting equity in earnings of other ventures was equity in losses of the Tower Hill Companies of $0.9 million in the first quarter of 2018, compared to equity in losses of $4.1 million in the first quarter of 2017, a reduction in losses of $3.1 million, principally due to improved profitably of the Tower Hill Companies.
Other Income

Three months ended March 31,	2018	2017	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(1,523)	$1,498	$(3,021)
Other items	281	167	114
Total other income	$(1,242)	$1,665	$(2,907)

In the first quarter of 2018, we incurred an other loss of $1.2 million, compared to other income of $1.7 million in the first quarter of 2017, a decrease of $2.9 million.
Corporate Expenses

Three months ended March 31,	2018	2017	Change
(in thousands)
Corporate expenses	$6,733	$5,286	$1,447

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses were $6.7 million in the first quarter of 2018, compared to $5.3 million in the first quarter of 2017.
Income Tax Benefit (Expense)

Three months ended March 31,	2018	2017	Change
(in thousands)
Income tax benefit (expense)	$3,407	$(334)	$3,741

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.

We recognized an income tax benefit of $3.4 million in the first quarter of 2018, compared to an income tax expense of $0.3 million in the first quarter of 2017, principally driven by investment losses in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2018	2017	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(29,899)	$(34,327)	$4,428

Our net income attributable to redeemable noncontrolling interests was $29.9 million in the first quarter of 2018, compared to $34.3 million in the first quarter of 2017, a change of $4.4 million, principally due to lower total investment results in DaVinciRe, and a decrease in our ownership in DaVinciRe to 22.1% at March 31, 2018, compared to 22.6% at March 31, 2017. We expect our ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including among others, Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing the ability of us and our principal operating subsidiaries to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2017.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” section below. In 2017 we experienced a net negative impact of $720.2 million from hurricanes Harvey, Irma and Maria and the Mexico City Earthquake (the “Q3 2017 Catastrophe Events”), the wildfires in California during the fourth quarter of 2017 (the “Q4 2017 California Wildfires”) and losses associated with aggregate loss contracts (the “Q4 2017 Aggregate Losses”). As we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the Q3 2017 Catastrophe Events, Q4 2017 California Wildfires and Q4 2017 Aggregate Losses.
Dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $78.1 million during the first quarter of 2018 (2017 - $134.8 million).
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the

Insurance Act. At March 31, 2018, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. We are currently completing our 2017 group BSCR, which must be filed with the BMA on or before May 31, 2018, and we believe we will exceed the target level of required economic statutory capital.
Class 3A, 3B and 4 insurers and insurance groups are also required to prepare and publish a financial condition report (“FCR”). The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer or insurance group. We received approval from the BMA to file a consolidated group FCR, inclusive of our Bermuda-domiciled insurance subsidiaries and Top Layer Re. Our most recent FCR is available on our website.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At March 31, 2018, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty U.S. is defined as a Class 3B insurer, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2017 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci was filed with the BMA on or before the April 30, 2018 filing deadline, and each company exceeded the minimum amount required to be maintained under Bermuda law. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci are filed prior to April 30 of each year with the BMA and are available free of charge on the BMA’s website.
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
At March 31, 2018, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £405.8 million (December 31, 2017 - £405.8 million). Actual FAL posted for Syndicate 1458 at March 31, 2018 by RenaissanceRe CCL was £376.4 million, supported by a $180.0 million letter of credit and a $346.9 million deposit of cash and fixed maturity securities (December 31, 2017 - $180.0 million and $347.3 million, respectively). See “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At March 31, 2018, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of new or existing companies or businesses and (6) certain corporate and operating expenses.
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
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2017 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” in our Form 10-Q for the three months ended March 31, 2018 for details of these facilities.

Cash Flows

Three months ended March 31,	2018	2017
(in thousands)
Net cash (used in) provided by operating activities	$(37,349)	$201,039
Net cash used in investing activities	(704,719)	(8,896)
Net cash provided by (used in) financing activities	26,906	(160,815)
Effect of exchange rate changes on foreign currency cash	1,543	1,602
Net (decrease) increase in cash and cash equivalents	(713,619)	32,930
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$647,973	$454,087

2018
During the first quarter of 2018, our cash and cash equivalents decreased $713.6 million, to $648.0 million at March 31, 2018, compared to $1.4 billion at December 31, 2017.
Cash flows used in operating activities. Cash flows used in operating activities during the first quarter of 2018 were $37.3 million, compared to cash flows provided by operating activities of $201.0 million during the first quarter of 2017. Cash flows used in operating activities during the first quarter of 2018 were primarily the result of certain adjustments to reconcile our net income of $92.2 million to net cash used in operating activities, including:

•
a decrease in other operating cash flows of $632.4 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2018, which were recorded in other liabilities at December 31, 2017. During the first quarter of 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the first quarter of 2018. See “Note 9. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares during the first quarter of 2018;

•	an increase in unearned premiums of $484.1 million due to the timing of renewals;

•
increases in premiums receivable and deferred acquisition costs of $380.0 million and $50.5 million, respectively, due to the timing of payments of our gross premiums written and amortization of of deferred acquisition costs, respectively;

•	an increase of $261.4 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in the first quarter of 2018; and

•
a decrease in our reserve for claims and claim expenses of $167.7 million as a result of claims and claims expenses incurred of $225.7 million during the first quarter of 2018, more than offset by claims payments of $405.5 million, largely associated with the 2017 Catastrophe Events.

Cash flows used in investing activities. During the first quarter of 2018, our cash flows used in investing activities were $704.7 million, principally reflecting net purchases of short term and other investments of $594.6 million and $98.6 million, respectively.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the first quarter of 2018 were $26.9 million, and were principally the result of:

•	net inflows of $52.8 million related to a net contribution of capital from third-party shareholders, principally in Medici; partially offset by

•	dividends paid on our common and preferred shares of $13.2 million and $5.6 million, respectively.

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

Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At March 31, 2018	At December 31, 2017	Change
(in thousands)
Common shareholders’ equity	$4,036,253	$3,991,375	$44,878
Preference shares	400,000	400,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,436,253	4,391,375	44,878
3.450% Senior Notes due 2027	295,425	295,303	122
3.700% Senior Notes due 2025	297,409	297,318	91
5.75% Senior Notes due 2020	249,353	249,272	81
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,808	147,730	78
Total debt	$989,995	$989,623	$372
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,426,248	$5,380,998	$45,250

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

During the first quarter of 2018, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $45.3 million, to $5.4 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $44.9 million during the first quarter of 2018 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $62.3 million; and

•	$13.2 million and $5.6 million of dividends on our common and preference shares, respectively.
Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At March 31, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	101,679
Bilateral Letter of Credit Facility with Citibank Europe	186,709
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$468,388

Specialty Risks FAL Facility	£10,000
Total credit facilities in pound sterling	£10,000

Effective as of March 23, 2018, we terminated the NAB Standby Letter of Credit Agreement, which provided for a secured, uncommitted facility under which letters of credit were issued from time to time for the respective accounts of the NAB Facility Applicants in multiple currencies. We determined that the NAB Standby Letter of Credit Agreement, which had originally been entered into to support certain reinsurance obligations, was no longer needed as we maintain sufficient capacity under our continuing credit facilities to meet our estimated future needs.
There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2017.

For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” and “Note 9. Debt and Credit Facilities” in our “Notes to Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2017. Refer to “Note 12. Shareholders’ Equity” in our “Notes to Consolidated Financial Statements” in our Form 10-K for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at March 31, 2018 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $375.6 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $1.2 billion and $377.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $1.0 billion and $285.8 million, respectively, at March 31, 2018 (December 31, 2017 - $1.1 billion and $326.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at March 31, 2018 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $49.2 million and $61.9 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $49.4 million and $62.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $38.0 million and $33.9 million, respectively (December 31, 2017 - $39.7 million and $46.0 million, respectively).
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 22.1% at March 31, 2018 (December 31, 2017 - 22.1%). See “Note 8. Noncontrolling Interests” in our “Notes to Consolidated Financial Statements” for additional information related to DaVinciRe.
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

The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of April 27, 2018 are presented below.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	A+	A1	A+
DaVinci (1)	A	A+	A3	—
Renaissance Reinsurance U.S. (1)	A+	A+	—	—
RenaissanceRe Specialty U.S. (1)	A+	A+	—	—
Renaissance Reinsurance of Europe (1)	A+	A+	—	—
Top Layer Re (1)	A+	AA	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	Very Strong	Very Strong	—	—

(1) The A.M. Best, S&P, Moody's and Fitch ratings for the companies set forth in the table above reflect the insurer's financial strength rating and, in addition to the insurer's financial strength rating, the S&P ratings reflect the insurer's issuer credit rating.
(2) The A.M. Best, S&P and Fitch ratings for the Lloyd's Overall Market Rating represent Syndicate 1458's financial strength rating.
(3) The A.M. Best rating for RenaissanceRe refers to the Enterprise Risk Management ("ERM") A.M. Best score within A.M. Best’s credit ratings methodology. The S&P rating for RenaissanceRe represents the rating on its ERM practices.
On February 28, 2018, S&P lowered the financial strength ratings of Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe, Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S to “A+” with a stable outlook from “AA-“ with a negative outlook. S&P attributed the downgrade to negative market pressures despite the Company’s strong market position. The “A” range (“A+”,”A”, “A-“), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher. S&P assigns an issuer credit rating to an entity which is an opinion on the creditworthiness of the obligor with respect to a specific financial obligation.
On March 1, 2018, A.M. Best upgraded the financial strength ratings of Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S. to “A+” from “A”. The outlook for these ratings is stable. A.M. Best also revised the outlooks to stable from negative for Renaissance Reinsurance, Renaissance Reinsurance of Europe and RenaissanceRe. “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders.
There have been no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2017.
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
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to Consolidated Financial Statements” included herein for more information on prior year development of the reserve for claims and claim expenses and analysis of our incurred and paid claims development for each of our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended

December 31, 2017 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2017 for more information on our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2018		December 31, 2017		Change
(in thousands, except percentages)
U.S. treasuries	$2,834,487	27.7%	$3,168,763	33.3%	$(334,276)
Agencies	45,365	0.5%	47,646	0.5%	(2,281)
Municipal	506,470	5.0%	509,802	5.4%	(3,332)
Non-U.S. government (Sovereign debt)	303,056	3.0%	287,660	3.0%	15,396
Non-U.S. government-backed corporate	191,202	1.9%	163,651	1.7%	27,551
Corporate	2,147,578	21.0%	2,063,459	21.7%	84,119
Agency mortgage-backed	693,377	6.8%	500,456	5.3%	192,921
Non-agency mortgage-backed	302,638	2.9%	300,331	3.1%	2,307
Commercial mortgage-backed	197,126	1.9%	202,062	2.1%	(4,936)
Asset-backed	183,462	1.7%	182,725	2.0%	737
Total fixed maturity investments, at fair value	7,404,761	72.4%	7,426,555	78.1%	(21,794)
Short term investments, at fair value	1,616,597	15.8%	991,863	10.4%	624,734
Equity investments trading, at fair value	387,462	3.8%	388,254	4.1%	(792)
Other investments, at fair value	692,652	6.8%	594,793	6.3%	97,859
Total managed investment portfolio	10,101,472	98.8%	9,401,465	98.9%	700,007
Investments in other ventures, under equity method	120,232	1.2%	101,974	1.1%	18,258
Total investments	$10,221,704	100.0%	$9,503,439	100.0%	$718,265

At March 31, 2018, we held investments totaling $10.2 billion, compared to $9.5 billion at December 31, 2017. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At March 31, 2018, our portfolio of equity investments trading totaled $387.5 million, or 3.8%, of our total investments (December 31, 2017 - $388.3 million or 4.1%). Our portfolio of other investments totaled $692.7 million, or 6.8%, of our total investments at March 31, 2018 (December 31, 2017 - $594.8 million or 6.3%).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2018	December 31, 2017	Change
(in thousands)
Catastrophe bonds	$476,534	$380,475	$96,059
Private equity partnerships	190,067	196,220	(6,153)
Senior secured bank loan funds	13,771	17,574	(3,803)
Hedge funds	12,280	524	11,756
Total other investments	$692,652	$594,793	$97,859

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the first quarter of 2018 is a loss of $0.1 million (2017 - income of $1.7 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships and other investments of $1.1 billion, of which $595.0 million has been contributed at March 31, 2018. Our remaining commitments to these investments at March 31, 2018 totaled $490.2 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2018, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2017. We consider these contractual obligations when assessing our liquidity requirements. As of March 31, 2018, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2017.
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
Partly as a result of these events, industry conditions improved broadly in respect of the January 2018 renewal season, albeit at the lower end of our expectations, facilitating growth in existing operations and presenting opportunities to deploy additional third party capital. Generally, loss affected programs and lines saw the most marked improvement in terms and conditions, but other property-exposed coverages also exhibited beneficial changes. However, market-wide rate increases were not as steep or as broad as those experienced in renewals following most of the previous years with catastrophic losses of this scale, and rate increases on the whole were lower than expectations reflected in market publications issued early in the renewal season. In addition, we cannot know with certainty how long these positive developments may be sustained, or the degree to which we will continue to benefit from them.
Moreover, we continue to expect that reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital. While we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio, continued growth of capital supply from both traditional market participants, and increasingly alternative capital providers, will continue to impact the markets in which we participate. In respect of the Florida market, which in general is characterized by contracts renewing on June 1, we currently anticipate the market will be characterized by ample supply of capital, including third party capital, and relatively flat demand, notwithstanding the significant impacts of Hurricane Irma. In addition, the market challenges posed by the worsening issues relating to abuse of “assignments of benefits”, summarized in more detail below, is likely to impact our own risk selection criteria, potentially reducing the number of accounts we believe are submitted at attractive risk-adjusted terms. Accordingly, while we believe we are positioned to compete robustly, with unique expertise, market presence and relationships, we do not currently believe we will assemble a portfolio as large or as attractive as experienced in prior large southeast windstorms. These assessments have informed our capital allocation determinations in the first half of the year.

Furthermore, cedants in many of the key markets we serve are large and increasingly sophisticated. They may be able to manage large and growing retentions, access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value-added service. While we believe we are well positioned to compete for business we find attractive, these dynamics may limit the degree to which the market sustains favorable improvements in the near term or continue to introduce or exacerbate long-term challenges in our markets.
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
General Economic Conditions
Underlying economic conditions in several of the key markets we serve have remained generally stable or improved in 2018 to date, with our core markets, including the U.S., experiencing moderate economic growth and increases in prevailing interest rates. This economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration.
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
Legislative and Regulatory Update
The Tax Bill was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, including, among other things, altering the current taxation of insurance premiums ceded from a United States domestic corporation to any non-U.S. affiliate. The Tax Bill and future regulatory actions pertaining to it could adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we continue to estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. Further, it is possible that other legislation could be introduced and enacted in the future that would have an adverse impact on us.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and, among other things, authorized the Federal Emergency Management Agency (“FEMA”) to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In January 2017, FEMA announced that, acting under authority contemplated by the Biggert-Waters Bill, it had secured reinsurance protection for the NFIP for the 2017 year indemnifying FEMA for flood claims on an occurrence basis; the layer is structured to cover 26% of losses between $4 billion and $8 billion. In January 2018, FEMA announced that it renewed and expanded its reinsurance program which for the 2018 coverage year protects for 18.6% of NFIP losses between $4 billion and $6 billion, and 54.3% of losses between $6 billion and $8 billion. It is possible this program will continue and potentially expand in future periods and may encourage other U.S. federal programs to explore private market risk transfer initiatives; however, we cannot assure you that any such developments will in fact occur, or that if they do transpire we will succeed in participating.
On January 22, 2018, the statutory authorization for the operation and continuation of the NFIP was extended to February 8, 2018, and has subsequently expired and received a series of short term extensions. Most recently, in March 2018, the program received a temporary reauthorization until July 31,

2018. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. We cannot assure you that such legislation will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017, during the first quarter of 2018. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2017.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the first quarter of 2018, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
January 1 - 31, 2018	—	$—	—	$—	—	$—	—
February 1 - 28, 2018	513	$130.98	513	$130.98	—	$—	—
March 1 - 31, 2018	37,214	$148.00	37,214	$148.00	—	$—	—
Total	37,727	$147.77	37,727	$147.77	—	$—	$500,000

During the first quarter of 2018, we did not repurchase any of our common shares in open market transactions under our share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
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
RENAISSANCERE HOLDINGS LTD.

Date: May 2, 2018	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 2, 2018	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)