Form 10-Q
period 2018-06-30
RENAISSANCERE HOLDINGS LTD
filed 2018-07-25
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at July 20, 2018 was 40,263,226.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except per share amounts)

	June 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,499,997 at June 30, 2018 (December 31, 2017 – $7,434,870)	$7,420,778	$7,426,555
Short term investments, at fair value	2,031,943	991,863
Equity investments trading, at fair value	432,804	388,254
Other investments, at fair value	713,200	594,793
Investments in other ventures, under equity method	111,935	101,974
Total investments	10,710,660	9,503,439
Cash and cash equivalents	548,472	1,361,592
Premiums receivable	1,959,647	1,304,622
Prepaid reinsurance premiums	925,501	533,546
Reinsurance recoverable	1,454,991	1,586,630
Accrued investment income	44,810	42,235
Deferred acquisition costs	511,155	426,551
Receivable for investments sold	505,907	103,145
Other assets	122,048	121,226
Goodwill and other intangible assets	240,187	243,145
Total assets	$17,023,378	$15,226,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$4,702,345	$5,080,408
Unearned premiums	2,267,450	1,477,609
Debt	990,371	989,623
Reinsurance balances payable	2,085,034	989,090
Payable for investments purchased	490,589	208,749
Other liabilities	134,100	792,771
Total liabilities	10,669,889	9,538,250
Commitments and Contingencies
Redeemable noncontrolling interests	1,493,428	1,296,506
Shareholders’ Equity
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at June 30, 2018 (December 31, 2017 – 16,000,000)	650,000	400,000
Common shares: $1.00 par value – 40,263,226 shares issued and outstanding at June 30, 2018 (December 31, 2017 – 40,023,789)	40,263	40,024
Additional paid-in capital	35,094	37,355
Accumulated other comprehensive (loss) income	(1,101)	224
Retained earnings	4,135,805	3,913,772
Total shareholders’ equity attributable to RenaissanceRe	4,860,061	4,391,375
Total liabilities, noncontrolling interests and shareholders’ equity	$17,023,378	$15,226,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2018 and 2017
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues
Gross premiums written	$977,343	$827,415	$2,136,995	$1,749,505
Net premiums written	$604,509	$555,745	$1,267,553	$1,099,881
Increase in unearned premiums	(175,124)	(173,480)	(397,886)	(351,571)
Net premiums earned	429,385	382,265	869,667	748,310
Net investment income	71,356	54,163	127,832	108,488
Net foreign exchange (losses) gains	(10,687)	3,109	(6,930)	11,274
Equity in earnings of other ventures	5,826	5,543	6,683	4,036
Other income (loss)	1,225	2,392	(17)	4,057
Net realized and unrealized (losses) gains on investments	(17,901)	58,113	(100,045)	101,486
Total revenues	479,204	505,585	897,190	977,651
Expenses
Net claims and claim expenses incurred	60,167	142,587	231,870	335,668
Acquisition expenses	105,052	88,251	202,763	171,533
Operational expenses	37,543	41,766	78,815	89,049
Corporate expenses	8,301	4,636	15,034	9,922
Interest expense	11,768	10,091	23,535	20,617
Total expenses	222,831	287,331	552,017	626,789
Income before taxes	256,373	218,254	345,173	350,862
Income tax expense	(4,506)	(3,904)	(1,099)	(4,238)
Net income	251,867	214,350	344,074	346,624
Net income attributable to redeemable noncontrolling interests	(54,483)	(37,612)	(84,382)	(71,939)
Net income attributable to RenaissanceRe	197,384	176,738	259,692	274,685
Dividends on preference shares	(5,596)	(5,596)	(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders	$191,788	$171,142	$248,501	$263,494
Net income available to RenaissanceRe common shareholders per common share – basic	$4.78	$4.25	$6.21	$6.50
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.78	$4.24	$6.21	$6.47
Dividends per common share	$0.33	$0.32	$0.66	$0.64

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Comprehensive income
Net income	$251,867	$214,350	$344,074	$346,624
Change in net unrealized gains on investments	(1,295)	219	(1,325)	(1,272)
Comprehensive income	250,572	214,569	342,749	345,352
Net income attributable to redeemable noncontrolling interests	(54,483)	(37,612)	(84,382)	(71,939)
Comprehensive income attributable to redeemable noncontrolling interests	(54,483)	(37,612)	(84,382)	(71,939)
Comprehensive income attributable to RenaissanceRe	$196,089	$176,957	$258,367	$273,413

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the six months ended June 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
Preference shares
Balance – January 1	$400,000	$400,000
Issuance of shares	250,000	—
Balance – June 30	650,000	400,000
Common shares
Balance – January 1	40,024	41,187
Repurchase of shares	—	(1,052)
Exercise of options and issuance of restricted stock awards	239	147
Balance – June 30	40,263	40,282
Additional paid-in capital
Balance – January 1	37,355	216,558
Repurchase of shares	—	(148,608)
Offering expenses	(8,498)	—
Change in redeemable noncontrolling interests	327	(306)
Exercise of options and issuance of restricted stock awards	5,910	(61)
Balance – June 30	35,094	67,583
Accumulated other comprehensive (loss) income
Balance – January 1	224	1,133
Change in net unrealized gains on investments	(1,325)	(1,272)
Balance – June 30	(1,101)	(139)
Retained earnings
Balance – January 1	3,913,772	4,207,699
Cumulative effect of adoption of ASU 2016-09 (Note 2)	—	2,213
Net income	344,074	346,624
Net income attributable to redeemable noncontrolling interests	(84,382)	(71,939)
Dividends on common shares	(26,468)	(25,877)
Dividends on preference shares	(11,191)	(11,191)
Balance – June 30	4,135,805	4,447,529
Total shareholders’ equity	$4,860,061	$4,955,255

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
Cash flows provided by operating activities
Net income	$344,074	$346,624
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	24,741	11,499
Equity in undistributed earnings of other ventures	(7,262)	20,304
Net realized and unrealized losses (gains) on investments	100,045	(101,486)
Net unrealized gains included in net investment income	(8,714)	(12,491)
Change in:
Premiums receivable	(655,025)	(546,510)
Prepaid reinsurance premiums	(391,955)	(264,062)
Reinsurance recoverable	131,639	(91,022)
Deferred acquisition costs	(84,604)	(94,781)
Reserve for claims and claim expenses	(378,063)	141,512
Unearned premiums	789,841	615,633
Reinsurance balances payable	1,095,944	378,511
Other	(611,550)	(82,708)
Net cash provided by operating activities	349,111	321,023
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,813,208	5,163,972
Purchases of fixed maturity investments trading	(5,014,011)	(5,451,362)
Net (purchases) sales of equity investments trading	(34,298)	46,305
Net (purchases) sales of short term investments	(1,062,422)	276,075
Net (purchases) sales of other investments	(111,921)	2,551
Net purchases of investments in other ventures	(20,952)	—
Return of investment from investment in other ventures	8,464	20,000
Net cash (used in) provided by investing activities	(1,421,932)	57,541
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(26,468)	(25,877)
Dividends paid – preference shares	(11,191)	(11,191)
RenaissanceRe common share repurchases	—	(145,940)
Issuance of debt, net of expenses	—	295,866
Repayment of debt	—	(250,000)
Issuance of preference shares, net of expenses	242,371	—
Net third party redeemable noncontrolling interest share transactions	64,534	(33,655)
Taxes paid on withholding shares	(7,044)	(11,251)
Net cash provided by (used in) financing activities	262,202	(182,048)
Effect of exchange rate changes on foreign currency cash	(2,501)	5,477
Net (decrease) increase in cash and cash equivalents	(813,120)	201,993
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$548,472	$623,150

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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

•
Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer (“SPI”), is a managed joint venture formed by the Company to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

•
RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda segregated accounts company, was formed by the Company to provide a fund structure through which third-party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third-party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and, as a result, the Company does not consolidate the financial position and results of operations of Upsilon Fund.

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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 resulted in the reclassification of $20.0 million of cash inflows from cash flows provided by operating activities, to cash flows used in investing activities for the six months ended June 30, 2017. This amount related to a return of investment associated with the Company’s investment in Top Layer Reinsurance Ltd, recorded under the equity method of accounting.
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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2018	December 31, 2017
U.S. treasuries	$2,968,855	$3,168,763
Agencies	55,199	47,646
Municipal	6,164	509,802
Non-U.S. government (Sovereign debt)	298,811	287,660
Non-U.S. government-backed corporate	185,640	163,651
Corporate	2,280,080	2,063,459
Agency mortgage-backed	762,077	500,456
Non-agency mortgage-backed	300,311	300,331
Commercial mortgage-backed	248,590	202,062
Asset-backed	315,051	182,725
Total fixed maturity investments trading	$7,420,778	$7,426,555

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2018	Amortized Cost	Fair Value
Due in less than one year	$385,371	$383,353
Due after one through five years	4,482,713	4,421,536
Due after five through ten years	917,280	904,070
Due after ten years	88,229	85,790
Mortgage-backed	1,310,933	1,310,978
Asset-backed	315,471	315,051
Total	$7,499,997	$7,420,778

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2018	December 31, 2017
Financials	$293,779	$253,543
Communications and technology	55,100	49,526
Industrial, utilities and energy	33,097	34,325
Consumer	24,678	24,779
Healthcare	21,960	21,364
Basic materials	4,190	4,717
Total	$432,804	$388,254

Pledged Investments
At June 30, 2018, $4.9 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2017 - $4.4 billion). Of this amount, $1.7 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2017 - $1.7 billion).
Reverse Repurchase Agreements
At June 30, 2018, the Company held $91.8 million (December 31, 2017 - $30.0 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Fixed maturity investments	$50,416	$44,356	$96,059	$87,775
Short term investments	7,633	2,981	12,937	4,705
Equity investments	1,490	889	2,188	1,700
Other investments
Private equity investments	3,860	6,611	3,426	14,413
Other	10,658	2,899	18,681	6,971
Cash and cash equivalents	1,039	295	1,604	484
	75,096	58,031	134,895	116,048
Investment expenses	(3,740)	(3,868)	(7,063)	(7,560)
Net investment income	$71,356	$54,163	$127,832	$108,488

Net Realized and Unrealized (Losses) Gains on Investments
Net realized and unrealized (losses) gains on investments are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Gross realized gains	$5,133	$15,249	$9,716	$26,710
Gross realized losses	(26,519)	(7,243)	(52,372)	(23,776)
Net realized (losses) gains on fixed maturity investments	(21,386)	8,006	(42,656)	2,934
Net unrealized (losses) gains on fixed maturity investments trading	(9,420)	18,760	(64,792)	43,395
Net realized and unrealized gains (losses) on investments-related derivatives	1,038	(268)	(3,326)	(324)
Net realized gains on equity investments trading sold during the period	348	15,146	582	36,061
Net unrealized gains on equity investments trading still held at reporting date	11,519	16,469	10,147	19,420
Net realized and unrealized gains on equity investments trading	11,867	31,615	10,729	55,481
Net realized and unrealized (losses) gains on investments	$(17,901)	$58,113	$(100,045)	$101,486

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$2,968,855	$2,968,855	$—	$—
Agencies	55,199	—	55,199	—
Municipal	6,164	—	6,164	—
Non-U.S. government (Sovereign debt)	298,811	—	298,811	—
Non-U.S. government-backed corporate	185,640	—	185,640	—
Corporate	2,280,080	—	2,280,080	—
Agency mortgage-backed	762,077	—	762,077	—
Non-agency mortgage-backed	300,311	—	300,311	—
Commercial mortgage-backed	248,590	—	248,590	—
Asset-backed	315,051	—	315,051	—
Total fixed maturity investments	7,420,778	2,968,855	4,451,923	—
Short term investments	2,031,943	—	2,031,943	—
Equity investments trading	432,804	432,804	—	—
Other investments
Catastrophe bonds	501,025	—	501,025	—
Private equity partnerships (1)	186,200	—	—	—
Senior secured bank loan funds (1)	14,414	—	—	—
Hedge funds (1)	11,561	—	—	—
Total other investments	713,200	—	501,025	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,018)	—	—	(2,018)
Derivatives (3)	(2,161)	(95)	(2,066)	—
Total other assets and (liabilities)	(4,179)	(95)	(2,066)	(2,018)
	$10,594,546	$3,401,564	$6,982,825	$(2,018)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at June 30, 2018 was $2.5 million and $4.5 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,168,763	$3,168,763	$—	$—
Agencies	47,646	—	47,646	—
Municipal	509,802	—	509,802	—
Non-U.S. government (Sovereign debt)	287,660	—	287,660	—
Non-U.S. government-backed corporate	163,651	—	163,651	—
Corporate	2,063,459	—	2,063,459	—
Agency mortgage-backed	500,456	—	500,456	—
Non-agency mortgage-backed	300,331	—	300,331	—
Commercial mortgage-backed	202,062	—	202,062	—
Asset-backed	182,725	—	182,725	—
Total fixed maturity investments	7,426,555	3,168,763	4,257,792	—
Short term investments	991,863	—	991,863	—
Equity investments trading	388,254	388,254	—	—
Other investments
Catastrophe bonds	380,475	—	380,475	—
Private equity partnerships (1)	196,220	—	—	—
Senior secured bank loan funds (1)	17,574	—	—	—
Hedge funds (1)	524	—	—	—
Total other investments	594,793	—	380,475	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,952)	—	—	(2,952)
Derivatives (3)	4,636	(45)	4,681	—
Total other assets and (liabilities)	1,684	(45)	4,681	(2,952)
	$9,403,149	$3,556,972	$5,634,811	$(2,952)

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
U.S. treasuries
Level 1 - At June 30, 2018, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 2.6% and a weighted average credit quality of AA (December 31, 2017 - 1.9% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2018, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 2.7% and a weighted average credit quality of AA (December 31, 2017 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At June 30, 2018, the Company’s municipal fixed maturity investments had a weighted average yield to maturity of 3.8% and a weighted average credit quality of A (December 31, 2017 - 2.2% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At June 30, 2018, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 2.6% and a weighted average credit quality of AAA (December 31, 2017 - 2.0% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At June 30, 2018, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 3.0% and a weighted average credit quality of AA (December 31, 2017 - 2.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2018, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 4.3% and a weighted average credit quality of BBB (December 31, 2017 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2018, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.4%, a weighted average credit quality of AA and a weighted average life of 7.7 years (December 31, 2017 - 3.0%, AA and 6.4 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At June 30, 2018, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 4.1%, a weighted average credit quality of non-investment grade, and a weighted average life of 5.4 years (December 31, 2017 - 3.7%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2018 had a weighted average yield to maturity of 3.8%, a weighted average credit quality of non-investment grade and a weighted average life of 6.2 years (December 31, 2017 - 3.7%, non-investment grade and 6.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At June 30, 2018, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.5%, a weighted average credit quality of AAA, and a weighted average life of 4.5 years (December 31, 2017 - 2.9%, AAA and 4.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2018, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 3.6%, a weighted average credit quality of AAA and a weighted average life of 3.1 years (December 31, 2017 - 2.8%, AAA and 3.0 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At June 30, 2018, the Company’s short term investments had a weighted average yield to maturity of 1.6% and a weighted average credit quality of AAA (December 31, 2017 - 1.4% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2018	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$935	Internal valuation model	Bond price (O)	$101.38	$110.93	$106.64
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(2,953)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$4,815
			Expected loss ratio (U)	n/a	n/a	18.7%
			Net acquisition expense ratio (O)	n/a	n/a	13.8%
			Contract period (O)	2.0 years	4.7 years	4.1 years
			Discount rate (U)	n/a	n/a	2.7%
Total other assets and (liabilities)	$(2,018)

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - January 1, 2018	$(2,952)
Total realized and unrealized gains
Included in other income (loss)	645
Purchases	289
Balance - June 30, 2018	$(2,018)

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income (loss)	3,390
Purchases	112
Balance - June 30, 2017	$(9,502)

Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At June 30, 2018, the Company had a $0.9 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2018, the Company had a $3.0 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2018 were debt obligations of $990.4 million (December 31, 2017 - $989.6 million). At June 30, 2018, the fair value of the Company’s debt obligations was $987.4 million (December 31, 2017 – $1,018.2 million).
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

	June 30, 2018	December 31, 2017
Other investments	$713,200	$594,793
Other assets	$2,488	$2,542
Other liabilities	$4,506	$5,494

Included in net investment income for the three and six months ended June 30, 2018 were net unrealized gains of $7.2 million and $8.7 million, respectively, related to the changes in fair value of other investments (2017 – gains of $5.6 million and $12.5 million, respectively). Included in other income for the three and six months ended June 30, 2018 were net unrealized gains of $Nil and $Nil, respectively, related to the changes in the fair value of other assets and liabilities (2017 - $Nil and $Nil, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2018	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$186,200	$421,299	See below	See below	See below
Senior secured bank loan funds	14,414	23,811	See below	See below	See below
Hedge funds	11,561	—	See below	See below	See below
Total other investments measured using net asset valuations	$212,175	$445,110

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
Senior secured bank loan funds – At June 30, 2018, the Company had $14.4 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. At June 30, 2018, the Company had $11.6 million of investments in hedge funds that pursue multiple strategies. This included an investment of $11.2 million in a fund primarily focused on global credit opportunities which is redeemable at the option of the shareholder. The remainder of the Company’s hedge fund investments consisted of so called “side pocket” investments which are not redeemable at the option of the shareholder.
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Premiums written
Direct	$90,573	$67,805	$175,740	$141,213
Assumed	886,770	759,610	1,961,255	1,608,292
Ceded	(372,834)	(271,670)	(869,442)	(649,624)
Net premiums written	$604,509	$555,745	$1,267,553	$1,099,881
Premiums earned
Direct	$69,904	$56,357	$139,936	$114,525
Assumed	601,735	520,347	1,207,218	1,019,346
Ceded	(242,254)	(194,439)	(477,487)	(385,561)
Net premiums earned	$429,385	$382,265	$869,667	$748,310
Claims and claim expenses
Gross claims and claim expenses incurred	$76,945	$189,903	$302,687	$441,707
Claims and claim expenses recovered	(16,778)	(47,316)	(70,817)	(106,039)
Net claims and claim expenses incurred	$60,167	$142,587	$231,870	$335,668

At June 30, 2018, the Company’s reinsurance recoverable balance was $1.5 billion (December 31, 2017 - $1.6 billion). Of this amount, 48.2% is fully collateralized by our reinsurers, 50.6% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2017 - 54.5%, 44.5% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 10.0%, 9.4% and 7.4%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2018 (December 31, 2017 - 10.4%, 7.5% and 7.3%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.8 million at June 30, 2018 (December 31, 2017 - $7.0 million). The three largest company-specific components of the valuation allowance represented 16.0%, 15.6% and 14.4%, respectively, of the Company’s total valuation allowance at June 30, 2018 (December 31, 2017 - 11.1%, 9.2% and 8.4%, respectively).
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

The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2018	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$631,642	$766,450	$568,642	$1,966,734
Casualty and Specialty	750,149	105,066	1,871,468	2,726,683
Other	4,433	—	4,495	8,928
Total	$1,386,224	$871,516	$2,444,605	$4,702,345

At December 31, 2017
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2018	2017
Net reserves as of January 1	$3,493,778	$2,568,730
Net incurred related to:
Current year	419,434	351,766
Prior years	(187,564)	(16,098)
Total net incurred	231,870	335,668
Net paid related to:
Current year	23,902	19,885
Prior years	445,790	285,046
Total net paid	469,692	304,931
Foreign exchange	(8,602)	19,753
Net reserves as of June 30	3,247,354	2,619,220
Reinsurance recoverable as of June 30	1,454,991	370,586
Gross reserves as of June 30	$4,702,345	$2,989,806

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

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Property	$(170,707)	$(24,800)
Casualty and Specialty	(16,787)	9,257
Other	(70)	(555)
Total favorable development of prior accident years net claims and claim expenses	$(187,564)	$(16,098)

Changes to prior year estimated claims reserves increased the Company’s net income by $187.6 million during the six months ended June 30, 2018, (2017 - increased the Company’s net income by $16.1 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Catastrophe Events	$(156,213)
Total large catastrophe events	(156,213)
Small catastrophe events
Other	23,453
Total small catastrophe events	23,453
Total catastrophe net claims and claim expenses	(132,760)
Attritional net claims and claim expenses
Actuarial methods - actual reported claims less than expected claims	(32,265)
Actuarial assumption changes	(5,682)
Total attritional net claims and claim expenses	(37,947)
Total net favorable development of prior accident years net claims and claim expenses	$(170,707)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2018 of $170.7 million was comprised of net favorable development of $156.2 million related to large catastrophe events and net adverse development of $23.5 million related to small catastrophe events. Included in net favorable development of prior accident years net claims and claim expenses from large events was $156.2 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, and the Q4 2017 California Wildfires (collectively, the “2017 Catastrophe Events”). The Company’s Property segment also experienced net adverse development of $23.5 million associated with a number of other small catastrophe events. In addition, the Company’s Property segment experienced $37.9 million of net favorable development primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes within the other property class of business.

Six months ended June 30,	2017
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
New Zealand Earthquake (2011)	$5,807
New Zealand Earthquake (2010)	4,061
April and May U.S. Tornadoes (2011)	(4,153)
Other	(3,864)
Total large catastrophe events	1,851
Small catastrophe events
Fort McMurray Wildfire (2016)	(5,848)
Tianjin Explosion (2015)	(4,896)
U.S. PCS 13/14 Wind and Thunderstorm (2013)	(3,906)
Other	(12,844)
Total small catastrophe events	(27,494)
Total catastrophe net claims and claim expenses	(25,643)
Actuarial assumption changes	843
Total net favorable development of prior accident years net claims and claim expenses	$(24,800)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2017 of $24.8 million was principally comprised of net adverse development of $1.9 million related to large catastrophe events, net favorable development of $27.5 million related to small catastrophe events and $0.8 million of adverse development associated with actuarial assumption changes. Included in net adverse development of prior accident years net claims and claim expenses from large events was adverse development of $5.8 million related to the 2011 New Zealand Earthquake and $4.1 million related to the 2010 New Zealand Earthquake due to increases in the estimated expected losses associated with these events. Partially offsetting these events was favorable development of $4.2 million and $3.9 million related to the 2011 April and May U.S. Tornadoes and a number of other events, respectively, due to reductions in the estimated ultimate losses associated with these events. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $5.8 million, the 2015 Tianjin Explosion of $4.9 million and certain 2013 U.S. wind and thunderstorm events of $3.9 million. In addition, the Company’s Property segment experienced net favorable development of $12.8 million associated with a number of other small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(9,001)	$(21,762)
Ogden Rate change	—	33,481
Actuarial assumption changes	(7,786)	(2,462)
Total (favorable) adverse development of prior accident years net claims and claim expenses	$(16,787)	$9,257

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the six months ended June 30, 2018 of $16.8 million was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business.
The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the six months ended June 30, 2017 of $9.3 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change, the Company experienced $21.8 million of net favorable development in the six months ended June 30, 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
NOTE 7.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2017.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$283,725	$295,549	$294,654	$295,303
3.700% Senior Notes due 2025	294,573	297,501	302,781	297,318
5.750% Senior Notes due 2020	258,750	249,436	263,750	249,272
4.750% Senior Notes due 2025 (DaVinciRe) (1)	150,387	147,885	157,050	147,730
	$987,435	$990,371	$1,018,235	$989,623

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	93,475
Bilateral Letter of Credit Facility with Citibank Europe	180,779
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$454,254

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At June 30, 2018, no amounts were issued or drawn under these facilities.
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
NOTE 8.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2018	December 31, 2017
Redeemable noncontrolling interest - DaVinciRe	$1,082,425	$1,011,659
Redeemable noncontrolling interest - Medici	411,003	284,847
Redeemable noncontrolling interests	$1,493,428	$1,296,506

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Redeemable noncontrolling interest - DaVinciRe	$50,252	$36,432	$71,205	$68,341
Redeemable noncontrolling interest - Medici	4,231	1,180	13,177	3,598
Net income attributable to redeemable noncontrolling interests	$54,483	$37,612	$84,382	$71,939

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of

DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.1% at June 30, 2018 (December 31, 2017 - 22.1%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$1,032,543	$986,646	$1,011,659	$994,458
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(370)	(3,160)	(439)	(66,802)
Sale of shares to redeemable noncontrolling interests	—	—	—	23,921
Net income attributable to redeemable noncontrolling interest	50,252	36,432	71,205	68,341
Ending balance	$1,082,425	$1,019,918	$1,082,425	$1,019,918

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
2018
During the six months ended June 30, 2018, third-party investors subscribed for $156.5 million and redeemed $43.5 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 16.8% at June 30, 2018.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Beginning balance	$392,821	$201,345	$284,847	$181,136
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(42,792)	(15,285)	(43,503)	(25,910)
Sale of shares to redeemable noncontrolling interests	56,743	34,925	156,482	63,341
Net income attributable to redeemable noncontrolling interest	4,231	1,180	13,177	3,598
Ending balance	$411,003	$222,165	$411,003	$222,165

NOTE 9.    VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO is a managed joint venture and a Bermuda domiciled SPI that was formed by the Company to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market.
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
2018
During the six months ended June 30, 2018, $805.9 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $107.8 million to the Company. At June 30, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.6%.
Amounts received by the Company prior to December 31, 2017 were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and were also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2017. During the six months ended June 30, 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the six months ended June 30, 2018.
At June 30, 2018, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $1.5 billion and $1.5 billion, respectively (December 31, 2017 - $1.2 billion and $1.2 billion, respectively).
Mona Lisa Re Ltd. (“Mona Lisa Re”)
Mona Lisa Re is licensed as a Bermuda domiciled special purpose insurer to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors.
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
At June 30, 2018, the total assets and total liabilities of Mona Lisa Re were $25.4 million and $25.4 million, respectively (December 31, 2017 - $25.9 million and $25.9 million, respectively). Effective July 6, 2018, all remaining outstanding series of notes issued by Mona Lisa Re were redeemed and the proceeds were returned to the holders of such notes.
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.2 million and $0.2 million, respectively, during the six months ended June 30, 2018 (2017 - $0.1 million and $37 thousand, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $0.2 million and $0.2 million, respectively, during the six months ended June 30, 2018 (2017 - $3.6 million and $2.5 million, respectively).

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $6.9 million at June 30, 2018 (December 31, 2017 - $14.1 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums of $9.1 million and ceded premiums earned of $3.1 million during the six months ended June 30, 2018 (2017 - $9.4 million and $3.8 million, respectively).
Langhorne
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of June 30, 2018 the Company has invested $1.3 million in Langhorne Holdings (December 31, 2017 - $0.6 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of June 30, 2018 the Company has invested $0.1 million in Langhorne Partners (December 31, 2017 - $Nil), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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

NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.33 per common share to common shareholders of record on March 15, 2018 and June 15, 2018, respectively, and RenaissanceRe paid the dividend to common shareholders on March 29, 2018 and June 29, 2018, respectively.
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
During the six months ended June 30, 2018, the Company paid $11.2 million in preference share dividends (2017 - $11.2 million) and $26.5 million in common share dividends (2017 - $25.9 million).
Preference Shares
In June 2018, the Company issued 10,000 shares of its 5.750% Series F Preference Shares, $1.00 par value and liquidation preference $25,000 per share (equivalent to 10,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a 5.750% Series F Preference Share).
The 5.750% Series F Preference Shares have no stated maturity date and may be redeemed at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share), plus declared and unpaid dividends, at RenaissanceRe’s option on or after June 30, 2023, provided that no redemption may occur prior to June 30, 2028 unless certain redemption requirements are met. In certain circumstances, such as a change in tax law or a capital disqualification event, the Company may redeem the 5.750% Series F Preference Shares prior to June 30, 2023. In addition, the Company may redeem the 5.750% Series F Preference Shares prior to June 30, 2023 at a redemption price of $26,000 per share (equivalent to $26.00 per Depositary Share), plus accrued and unpaid dividends, in certain circumstances where the 5.750% Series F Preference Shares are entitled to vote on an amalgamation, consolidation, merger or other similar corporate transaction, or change in Bermuda law.
Dividends on the 5.750% Series F Preference Shares are payable on a non-cumulative basis, only when, as and if declared by the Board of Directors, at an annual rate of 5.750% of the liquidation preference per annum (the equivalent to $1,437.50 per 5.750% Series F Preference Share per annum, or $359.375 per 5.750% Series F Preference Share per quarter, or $1.4375 per Depositary Share per annum, or $0.359375 per Depositary Share per quarter). Unless certain dividend payments are made on the 5.750% Series F Preference Shares, RenaissanceRe will be restricted from paying any dividends on and repurchasing its common shares.
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2018, the Company’s did not repurchase any of its common shares. At June 30, 2018, $500.0 million remained available for repurchase under the share repurchase program.

NOTE 11.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Numerator:
Net income available to RenaissanceRe common shareholders	$191,788	$171,142	$248,501	$263,494
Amount allocated to participating common shareholders (1)	(2,174)	(1,585)	(2,583)	(2,526)
Net income allocated to RenaissanceRe common shareholders	$189,614	$169,557	$245,918	$260,968
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,641	39,937	39,597	40,172
Per common share equivalents of employee stock options and restricted shares	13	87	25	152
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,654	40,024	39,622	40,324
Net income available to RenaissanceRe common shareholders per common share – basic	$4.78	$4.25	$6.21	$6.50
Net income available to RenaissanceRe common shareholders per common share – diluted	$4.78	$4.24	$6.21	$6.47

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$552,627	$424,716	$—	$977,343
Net premiums written	$297,832	$306,677	$—	$604,509
Net premiums earned	$204,138	$225,247	$—	$429,385
Net claims and claim expenses incurred	(74,269)	134,524	(88)	60,167
Acquisition expenses	40,850	64,201	1	105,052
Operational expenses	23,810	13,552	181	37,543
Underwriting income (loss)	$213,747	$12,970	$(94)	226,623
Net investment income			71,356	71,356
Net foreign exchange losses			(10,687)	(10,687)
Equity in earnings of other ventures			5,826	5,826
Other income			1,225	1,225
Net realized and unrealized losses on investments			(17,901)	(17,901)
Corporate expenses			(8,301)	(8,301)
Interest expense			(11,768)	(11,768)
Income before taxes				256,373
Income tax expense			(4,506)	(4,506)
Net income attributable to redeemable noncontrolling interests			(54,483)	(54,483)
Dividends on preference shares			(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders				$191,788

Net claims and claim expenses incurred – current accident year	$68,876	$147,520	$—	$216,396
Net claims and claim expenses incurred – prior accident years	(143,145)	(12,996)	(88)	(156,229)
Net claims and claim expenses incurred – total	$(74,269)	$134,524	$(88)	$60,167

Net claims and claim expense ratio – current accident year	33.7%	65.5%		50.4%
Net claims and claim expense ratio – prior accident years	(70.1)%	(5.8)%		(36.4)%
Net claims and claim expense ratio – calendar year	(36.4)%	59.7%		14.0%
Underwriting expense ratio	31.7%	34.5%		33.2%
Combined ratio	(4.7)%	94.2%		47.2%

Six months ended June 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,259,595	$877,400	$—	$2,136,995
Net premiums written	$651,909	$615,644	$—	$1,267,553
Net premiums earned	$429,187	$440,480	$—	$869,667
Net claims and claim expenses incurred	(43,662)	275,602	(70)	231,870
Acquisition expenses	81,571	121,191	1	202,763
Operational expenses	50,356	28,145	314	78,815
Underwriting income (loss)	$340,922	$15,542	$(245)	356,219
Net investment income			127,832	127,832
Net foreign exchange losses			(6,930)	(6,930)
Equity in earnings of other ventures			6,683	6,683
Other loss			(17)	(17)
Net realized and unrealized losses on investments			(100,045)	(100,045)
Corporate expenses			(15,034)	(15,034)
Interest expense			(23,535)	(23,535)
Income before taxes				345,173
Income tax expense			(1,099)	(1,099)
Net income attributable to redeemable noncontrolling interests			(84,382)	(84,382)
Dividends on preference shares			(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders				$248,501

Net claims and claim expenses incurred – current accident year	$127,045	$292,389	$—	$419,434
Net claims and claim expenses incurred – prior accident years	(170,707)	(16,787)	(70)	(187,564)
Net claims and claim expenses incurred – total	$(43,662)	$275,602	$(70)	$231,870

Net claims and claim expense ratio – current accident year	29.6%	66.4%		48.2%
Net claims and claim expense ratio – prior accident years	(39.8)%	(3.8)%		(21.5)%
Net claims and claim expense ratio – calendar year	(10.2)%	62.6%		26.7%
Underwriting expense ratio	30.8%	33.9%		32.3%
Combined ratio	20.6%	96.5%		59.0%

Three months ended June 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$499,347	$328,068	$—	$827,415
Net premiums written	$336,464	$219,281	$—	$555,745
Net premiums earned	$192,198	$190,065	$2	$382,265
Net claims and claim expenses incurred	33,017	109,797	(227)	142,587
Acquisition expenses	28,500	59,752	(1)	88,251
Operational expenses	24,053	17,712	1	41,766
Underwriting income	$106,628	$2,804	$229	109,661
Net investment income			54,163	54,163
Net foreign exchange gains			3,109	3,109
Equity in earnings of other ventures			5,543	5,543
Other income			2,392	2,392
Net realized and unrealized gains on investments			58,113	58,113
Corporate expenses			(4,636)	(4,636)
Interest expense			(10,091)	(10,091)
Income before taxes and noncontrolling interests				218,254
Income tax expense			(3,904)	(3,904)
Net income attributable to noncontrolling interests			(37,612)	(37,612)
Dividends on preference shares			(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders				$171,142

Net claims and claim expenses incurred – current accident year	$56,889	$130,802	$—	$187,691
Net claims and claim expenses incurred – prior accident years	(23,872)	(21,005)	(227)	(45,104)
Net claims and claim expenses incurred – total	$33,017	$109,797	$(227)	$142,587

Net claims and claim expense ratio – current accident year	29.6%	68.8%		49.1%
Net claims and claim expense ratio – prior accident years	(12.4)%	(11.0)%		(11.8)%
Net claims and claim expense ratio – calendar year	17.2%	57.8%		37.3%
Underwriting expense ratio	27.3%	40.7%		34.0%
Combined ratio	44.5%	98.5%		71.3%

Six months ended June 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,019,876	$729,629	$—	$1,749,505
Net premiums written	$626,335	$473,546	$—	$1,099,881
Net premiums earned	$379,186	$369,124	$—	$748,310
Net claims and claim expenses incurred	71,855	264,368	(555)	335,668
Acquisition expenses	57,603	113,931	(1)	171,533
Operational expenses	51,718	37,319	12	89,049
Underwriting income (loss)	$198,010	$(46,494)	$544	152,060
Net investment income			108,488	108,488
Net foreign exchange gains			11,274	11,274
Equity in losses of other ventures			4,036	4,036
Other income			4,057	4,057
Net realized and unrealized gains on investments			101,486	101,486
Corporate expenses			(9,922)	(9,922)
Interest expense			(20,617)	(20,617)
Income before taxes and noncontrolling interests				350,862
Income tax expense			(4,238)	(4,238)
Net income attributable to noncontrolling interests			(71,939)	(71,939)
Dividends on preference shares			(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders				$263,494

Net claims and claim expenses incurred – current accident year	$96,655	$255,111	$—	$351,766
Net claims and claim expenses incurred – prior accident years	(24,800)	9,257	(555)	(16,098)
Net claims and claim expenses incurred – total	$71,855	$264,368	$(555)	$335,668

Net claims and claim expense ratio – current accident year	25.5%	69.1%		47.0%
Net claims and claim expense ratio – prior accident years	(6.6)%	2.5%		(2.1)%
Net claims and claim expense ratio – calendar year	18.9%	71.6%		44.9%
Underwriting expense ratio	28.9%	41.0%		34.8%
Combined ratio	47.8%	112.6%		79.7%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$81	81	$—	Other assets	$—	$—
Interest rate swaps	573	—	573	Other assets	—	573
Foreign currency forward contracts (1)	6,687	—	6,687	Other assets	—	6,687
Foreign currency forward contracts (2)	1,759	5	1,754	Other assets	—	1,754
Credit default swaps	462	—	462	Other assets	—	462
Total	$9,562	$86	$9,476		$—	$9,476

	Derivative Liabilities
At June 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$176	81	$95	Other liabilities	$95	$—
Foreign currency forward contracts (1)	13,100	2,146	10,954	Other liabilities	—	10,954
Foreign currency forward contracts (2)	593	5	588	Other liabilities	—	588
Total	$13,869	$2,232	$11,637		$95	$11,542

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$684	524	$160	Other assets	$—	$160
Interest rate swaps	424	—	424	Other assets	—	424
Foreign currency forward contracts (1)	3,865	358	3,507	Other assets	—	3,507
Foreign currency forward contracts (2)	39	11	28	Other assets	—	28
Credit default swaps	1,518	—	1,518	Other assets	—	1,518
Total	$6,530	$893	$5,637		$—	$5,637

	Derivative Liabilities
At December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$729	524	$205	Other liabilities	$205	$—
Foreign currency forward contracts (1)	670	—	670	Other liabilities	—	670
Foreign currency forward contracts (2)	115	11	104	Other liabilities	—	104
Credit default swaps	22	—	22	Other liabilities	22	—
Total	$1,536	$535	$1,001		$227	$774

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2018	2017
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(87)	$(890)
Interest rate swaps	Net realized and unrealized (losses) gains on investments	241	—
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(6,374)	5,223
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	1,343	(267)
Credit default swaps	Net realized and unrealized (losses) gains on investments	884	622
Total		$(3,993)	$4,688

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2018	2017
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(2,424)	$(1,048)
Interest rate swaps	Net realized and unrealized (losses) gains on investments	135	—
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	369	6,283
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	652	(900)
Credit default swaps	Net realized and unrealized (losses) gains on investments	(1,037)	724
Total		$(2,305)	$5,059

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2018.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2018, the Company had $1.1 billion of notional long positions and $398.6 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2017 - $1.5 billion and $801.1 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At June 30, 2018, the Company had $38.8 million of notional positions paying a fixed rate and $25.5 million receiving a fixed rate denominated in U.S. dollars (December 31, 2017 - $40.3 million and $Nil, respectively).

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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2018, the Company had outstanding underwriting related foreign currency contracts of $401.2 million in notional long positions and $513.4 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $215.4 million and $44.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2018, the Company had outstanding investment portfolio related foreign currency contracts of $91.8 million in notional long positions and $49.4 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $16.6 million and $5.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company may purchase credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2018, the Company had outstanding credit derivatives of $1.0 million in notional positions to hedge credit risk and $99.6 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2017 - $1.0 million and $18.8 million, respectively).
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

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at June 30, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2018 and 2017, and condensed consolidating statements of cash flows for the six months ended June 30, 2018. Each of RenRe North America Holdings Inc. and RenaissanceRe Finance, Inc. is a 100% owned subsidiary of RenaissanceRe. On June 1, 2017, the notes issued by Platinum Underwriters Finance, Inc. (“Platinum Finance”) matured and the Company repaid the aggregate principal amount plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Prior to the liquidation of Platinum Finance, it was a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2017 and “Note 7. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$99,651	$114,609	$16,683	$10,479,717	$—	$10,710,660
Cash and cash equivalents	2,502	12	4,745	541,213	—	548,472
Investments in subsidiaries	4,289,987	54,479	1,159,014	—	(5,503,480)	—
Due from subsidiaries and affiliates	139,503	91,891	—	—	(231,394)	—
Premiums receivable	—	—	—	1,959,647	—	1,959,647
Prepaid reinsurance premiums	—	—	—	925,501	—	925,501
Reinsurance recoverable	—	—	—	1,454,991	—	1,454,991
Accrued investment income	406	318	71	44,015	—	44,810
Deferred acquisition costs	—	—	—	511,155	—	511,155
Receivable for investments sold	195,242	68	—	310,597	—	505,907
Other assets	444,328	20,798	433,500	83,597	(860,175)	122,048
Goodwill and other intangible assets	122,644	—	—	117,543	—	240,187
Total assets	$5,294,263	$282,175	$1,614,013	$16,427,976	$(6,595,049)	$17,023,378
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$4,702,345	$—	$4,702,345
Unearned premiums	—	—	—	2,267,450	—	2,267,450
Debt	417,000	—	842,486	147,885	(417,000)	990,371
Amounts due to subsidiaries and affiliates	5,276	104	114,127	—	(119,507)	—
Reinsurance balances payable	—	—	—	2,085,034	—	2,085,034
Payable for investments purchased	—	32	—	490,557	—	490,589
Other liabilities	11,926	694	13,945	120,523	(12,988)	134,100
Total liabilities	434,202	830	970,558	9,813,794	(549,495)	10,669,889
Redeemable noncontrolling interests	—	—	—	1,493,428	—	1,493,428
Shareholders’ Equity
Total shareholders’ equity	4,860,061	281,345	643,455	5,120,754	(6,045,554)	4,860,061
Total liabilities, noncontrolling interests and shareholders’ equity	$5,294,263	$282,175	$1,614,013	$16,427,976	$(6,595,049)	$17,023,378

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$225,266	$129,732	$31,255	$9,117,186	$—	$9,503,439
Cash and cash equivalents	14,656	139	1,469	1,345,328	—	1,361,592
Investments in subsidiaries	4,105,760	36,140	1,141,733	—	(5,283,633)	—
Due from subsidiaries and affiliates	4,602	91,891	—	—	(96,493)	—
Premiums receivable	—	—	—	1,304,622	—	1,304,622
Prepaid reinsurance premiums	—	—	—	533,546	—	533,546
Reinsurance recoverable	—	—	—	1,586,630	—	1,586,630
Accrued investment income	405	428	82	41,320	—	42,235
Deferred acquisition costs	—	—	—	426,551	—	426,551
Receivable for investments sold	135	51	8	102,951	—	103,145
Other assets	433,468	21,342	430,481	76,703	(840,768)	121,226
Goodwill and other intangible assets	124,960	—	—	118,185	—	243,145
Total assets	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$5,080,408	$—	$5,080,408
Unearned premiums	—	—	—	1,477,609	—	1,477,609
Debt	417,000	—	841,892	147,731	(417,000)	989,623
Amounts due to subsidiaries and affiliates	82,579	54	92,794	—	(175,427)	—
Reinsurance balances payable	—	—	—	989,090	—	989,090
Payable for investments purchased	—	—	—	208,749	—	208,749
Other liabilities	18,298	1,053	14,117	764,432	(5,129)	792,771
Total liabilities	517,877	1,107	948,803	8,668,019	(597,556)	9,538,250
Redeemable noncontrolling interests	—	—	—	1,296,506	—	1,296,506
Shareholders’ Equity
Total shareholders’ equity	4,391,375	278,616	656,225	4,688,497	(5,623,338)	4,391,375
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$429,385	$—	$429,385
Net investment income	5,927	577	1,206	71,257	(7,611)	71,356
Net foreign exchange losses	(1)	—	—	(10,686)	—	(10,687)
Equity in earnings of other ventures	—	—	544	5,282	—	5,826
Other income	—	—	—	1,225	—	1,225
Net realized and unrealized gains (losses) on investments	16	1,713	(67)	(19,563)	—	(17,901)
Total revenues	5,942	2,290	1,683	476,900	(7,611)	479,204
Expenses
Net claims and claim expenses incurred	—	—	—	60,167	—	60,167
Acquisition expenses	—	—	—	105,052	—	105,052
Operational expenses	2,668	21	8,174	33,106	(6,426)	37,543
Corporate expenses	5,036	—	7	3,258	—	8,301
Interest expense	1,108	—	9,254	2,514	(1,108)	11,768
Total expenses	8,812	21	17,435	204,097	(7,534)	222,831
(Loss) income before equity in net income (loss) of subsidiaries and taxes	(2,870)	2,269	(15,752)	272,803	(77)	256,373
Equity in net income (loss) of subsidiaries	202,525	716	21,152	—	(224,393)	—
Income before taxes	199,655	2,985	5,400	272,803	(224,470)	256,373
Income tax (expense) benefit	(2,271)	(468)	2,022	(3,789)	—	(4,506)
Net income	197,384	2,517	7,422	269,014	(224,470)	251,867
Net income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Net income attributable to RenaissanceRe	197,384	2,517	7,422	214,531	(224,470)	197,384
Dividends on preference shares	(5,596)	—	—	—	—	(5,596)
Net income available to RenaissanceRe common shareholders	$191,788	$2,517	$7,422	$214,531	$(224,470)	$191,788

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$197,384	$2,517	$7,422	$269,014	$(224,470)	$251,867
Change in net unrealized gains on investments	—	—	—	(1,295)	—	(1,295)
Comprehensive income	197,384	2,517	7,422	267,719	(224,470)	250,572
Net income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Comprehensive income available to RenaissanceRe	$197,384	$2,517	$7,422	$213,236	$(224,470)	$196,089

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$869,667	$—	$869,667
Net investment income	11,962	1,090	2,440	127,562	(15,222)	127,832
Net foreign exchange losses	(4)	—	—	(6,942)	—	(6,930)
Equity in earnings of other ventures	—	—	1,755	4,928	—	6,683
Other loss	—	—	—	(17)	—	(17)
Net realized and unrealized (losses) gains on investments	(645)	427	(326)	(99,501)	—	(100,045)
Total revenues	11,313	1,517	3,869	895,697	(15,222)	897,190
Expenses
Net claims and claim expenses incurred	—	—	—	231,870	—	231,870
Acquisition expenses	—	—	—	202,763	—	202,763
Operational expenses	3,981	31	19,244	71,039	(15,480)	78,815
Corporate expenses	8,720	—	7	6,307	—	15,034
Interest expense	2,216	—	18,506	5,029	(2,216)	23,535
Total expenses	14,917	31	37,757	517,008	(17,696)	552,017
(Loss) income before equity in net income of subsidiaries and taxes	(3,604)	1,486	(33,888)	378,689	2,474	345,173
Equity in net income of subsidiaries	264,951	1,550	17,339	—	(283,840)	—
Income (loss) before taxes	261,347	3,036	(16,549)	378,689	(281,366)	345,173
Income tax (expense) benefit	(1,655)	(247)	3,837	(3,034)	—	(1,099)
Net income (loss)	259,692	2,789	(12,712)	375,655	(281,366)	344,074
Net income attributable to redeemable noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Net income (loss) attributable to RenaissanceRe	259,692	2,789	(12,712)	291,273	(281,366)	259,692
Dividends on preference shares	(11,191)	—	—	—	—	(11,191)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$248,501	$2,789	$(12,712)	$291,273	$(281,366)	$248,501

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$259,692	$2,789	$(12,712)	$375,655	$(281,366)	$344,074
Change in net unrealized gains on investments	—	—	—	(1,325)	—	(1,325)
Comprehensive income (loss)	259,692	2,789	(12,712)	374,330	(281,366)	342,749
Net income attributable to redeemable noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Comprehensive income attributable to noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Comprehensive income (loss) attributable to RenaissanceRe	$259,692	$2,789	$(12,712)	$289,948	$(281,366)	$258,367

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$382,265	$—	$382,265
Net investment income	5,284	466	535	239	53,891	(6,252)	54,163
Net foreign exchange (losses) gains	(1)	—	—	—	3,110	—	3,109
Equity in (losses) earnings of other ventures	—	—	—	302	5,241	—	5,543
Other income	—	—	—	—	2,392	—	2,392
Net realized and unrealized (losses) gains on investments	(8)	1,421	191	(242)	56,751	—	58,113
Total revenues	5,275	1,887	726	299	503,650	(6,252)	505,585
Expenses
Net claims and claim expenses incurred	—	—	—	—	142,587	—	142,587
Acquisition expenses	—	—	—	—	88,251	—	88,251
Operational expenses	3,190	16	35	6,647	36,402	(4,524)	41,766
Corporate expenses	4,798	—	—	—	(162)	—	4,636
Interest expense	141	—	985	6,601	2,505	(141)	10,091
Total expenses	8,129	16	1,020	13,248	269,583	(4,665)	287,331
(Loss) income before equity in net income of subsidiaries and taxes	(2,854)	1,871	(294)	(12,949)	234,067	(1,587)	218,254
Equity in net income of subsidiaries	178,746	1,220	18,185	20,438	—	(218,589)	—
Income before taxes	175,892	3,091	17,891	7,489	234,067	(220,176)	218,254
Income tax benefit (expense)	846	(584)	104	2,902	(7,172)	—	(3,904)
Net income	176,738	2,507	17,995	10,391	226,895	(220,176)	214,350
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Net income attributable to RenaissanceRe	176,738	2,507	17,995	10,391	189,283	(220,176)	176,738
Dividends on preference shares	(5,596)	—	—	—	—	—	(5,596)
Net income available to RenaissanceRe common shareholders	$171,142	$2,507	$17,995	$10,391	$189,283	$(220,176)	$171,142

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$176,738	$2,507	$17,995	$10,391	$226,895	$(220,176)	$214,350
Change in net unrealized gains on investments	—	—	—	—	219	—	219
Comprehensive income	176,738	2,507	17,995	10,391	227,114	(220,176)	214,569
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(37,612)	—	(37,612)
Comprehensive income attributable to RenaissanceRe	$176,738	$2,507	$17,995	$10,391	$189,502	$(220,176)	$176,957

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$748,310	$—	$748,310
Net investment income	10,741	892	1,376	508	107,474	(12,503)	108,488
Net foreign exchange (losses) gains	(1)	—	—	—	11,275	—	11,274
Equity in earnings of other ventures	—	—	—	(450)	4,486	—	4,036
Other (loss) income	(1)	—	—	—	4,058	—	4,057
Net realized and unrealized gains (losses) on investments	45	4,342	4,916	(268)	92,451	—	101,486
Total revenues	10,784	5,234	6,292	(210)	968,054	(12,503)	977,651
Expenses
Net claims and claim expenses incurred	—	—	—	—	335,668	—	335,668
Acquisition expenses	—	—	—	—	171,533	—	171,533
Operational expenses	6,488	40	85	14,626	78,460	(10,650)	89,049
Corporate expenses	10,006	—	—	—	(84)	—	9,922
Interest expense	281	—	2,461	13,143	5,013	(281)	20,617
Total expenses	16,775	40	2,546	27,769	590,590	(10,931)	626,789
(Loss) income before equity in net income of subsidiaries and taxes	(5,991)	5,194	3,746	(27,979)	377,464	(1,572)	350,862
Equity in net income of subsidiaries	280,099	2,306	28,028	36,936	—	(347,369)	—
Income before taxes	274,108	7,500	31,774	8,957	377,464	(348,941)	350,862
Income tax benefit (expense)	577	(1,682)	(1,204)	5,974	(7,903)	—	(4,238)
Net income	274,685	5,818	30,570	14,931	369,561	(348,941)	346,624
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Net income attributable to RenaissanceRe	274,685	5,818	30,570	14,931	297,622	(348,941)	274,685
Dividends on preference shares	(11,191)	—	—	—	—	—	(11,191)
Net income available to RenaissanceRe common shareholders	$263,494	$5,818	$30,570	$14,931	$297,622	$(348,941)	$263,494

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$274,685	$5,818	$30,570	$14,931	$369,561	$(348,941)	$346,624
Change in net unrealized gains on investments	—	—	—	—	(1,272)	—	(1,272)
Comprehensive income	274,685	5,818	30,570	14,931	368,289	(348,941)	345,352
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(71,939)	—	(71,939)
Comprehensive income available to RenaissanceRe	$274,685	$5,818	$30,570	$14,931	$296,350	$(348,941)	$273,413

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(7,183)	$1,213	$(32,605)	$387,686	$349,111
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	120,555	62,334	35,946	4,594,373	4,813,208
Purchases of fixed maturity investments trading	(246,764)	(46,047)	(16,397)	(4,704,803)	(5,014,011)
Net purchases of equity investments trading	—	(675)	—	(33,623)	(34,298)
Net sales (purchases) of short term investments	56,048	(154)	(5,001)	(1,113,315)	(1,062,422)
Net purchases of other investments	—	—	—	(111,921)	(111,921)
Net purchases of investments in other ventures	—	—	—	(20,952)	(20,952)
Return of investment from investments in other ventures	—	—	—	8,464	8,464
Dividends and return of capital from subsidiaries	278,864	—	—	(278,864)	—
Contributions to subsidiaries	(250,238)	(16,848)	—	267,086	—
Due (from) to subsidiary	(161,104)	50	21,333	139,721	—
Net cash (used in) provided by investing activities	(202,639)	(1,340)	35,881	(1,253,834)	(1,421,932)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(26,468)	—	—	—	(26,468)
Dividends paid – preference shares	(11,191)	—	—	—	(11,191)
Issuance of preference shares, net of expenses	242,371	—	—	—	242,371
Net third party redeemable noncontrolling interest share transactions	—	—	—	64,534	64,534
Taxes paid on withholding shares	(7,044)	—	—	—	(7,044)
Net cash provided by financing activities	197,668	—	—	64,534	262,202
Effect of exchange rate changes on foreign currency cash	—	—	—	(2,501)	(2,501)
Net (decrease) increase in cash and cash equivalents	(12,154)	(127)	3,276	(804,115)	(813,120)
Cash and cash equivalents, beginning of period	14,656	139	1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$2,502	$12	$4,745	$541,213	$548,472

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(11,924)	$(8,931)	$(5,017)	$(27,713)	$374,608	$321,023
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	53,654	46,475	289,741	15,449	4,758,653	5,163,972
Purchases of fixed maturity investments trading	(105,523)	(45,174)	(143,991)	(265,787)	(4,890,887)	(5,451,362)
Net (purchases) sales of equity investments trading	—	(89)	85,324	—	(38,930)	46,305
Net sales (purchases) of short term investments	298,768	(1,351)	41,299	(28,934)	(33,707)	276,075
Net sales of other investments	—	—	—	—	2,551	2,551
Return of investment from investment in other ventures	—	—	—	—	20,000	20,000
Dividends and return of capital from subsidiaries	167,111	9,175	—	17,975	(194,261)	—
Contributions to subsidiaries	(200,000)	—	—	(9,175)	209,175	—
Due (from) to subsidiaries	(12,477)	9	(41)	1,278	11,231	—
Net cash provided by (used in) investing activities	201,533	9,045	272,332	(269,194)	(156,175)	57,541
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(25,877)	—	—	—	—	(25,877)
Dividends paid – preference shares	(11,191)	—	—	—	—	(11,191)
RenaissanceRe common share repurchases	(145,940)	—	—	—	—	(145,940)
Net repayment of debt	—	—	(250,000)	—	—	(250,000)
Net issuance of debt	—	—	—	295,866	—	295,866
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(33,655)	(33,655)
Taxes paid on withholding shares	(11,251)	—	—	—	—	(11,251)
Net cash used in financing activities	(194,259)	—	(250,000)	295,866	(33,655)	(182,048)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	5,477	5,477
Net (decrease) increase in cash and cash equivalents	(4,650)	114	17,315	(1,041)	190,255	201,993
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$2,417	$276	$23,986	$8,356	$588,115	$623,150
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2018 and 2017, respectively, as well as our liquidity and capital resources at June 30, 2018. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2017. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created and managed, and continue to manage, multiple capital vehicles across a number of jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. In addition, our differentiated strategy and capability position us to pursue bespoke or large solutions for clients, which may be non-recurring. This, and other factors including the timing of contract inception, could result in significant volatility of premiums in both our Property and Casualty and Specialty segments. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2018, compared to the second quarter of 2017.

Three months ended June 30,	2018	2017	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$977,343	$827,415	$149,928
Net premiums written	$604,509	$555,745	$48,764
Net premiums earned	$429,385	$382,265	$47,120
Net claims and claim expenses incurred	60,167	142,587	(82,420)
Acquisition expenses	105,052	88,251	16,801
Operational expenses	37,543	41,766	(4,223)
Underwriting income	$226,623	$109,661	$116,962

Net investment income	$71,356	$54,163	$17,193
Net realized and unrealized (losses) gains on investments	(17,901)	58,113	(76,014)
Total investment result	$53,455	$112,276	$(58,821)

Net income	$251,867	$214,350	$37,517
Net income available to RenaissanceRe common shareholders	$191,788	$171,142	$20,646

Net income available to RenaissanceRe common shareholders per common share – diluted	$4.78	$4.24	$0.54
Dividends per common share	$0.33	$0.32	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	50.4%	49.1%	1.3%
Net claims and claim expense ratio – prior accident years	(36.4)%	(11.8)%	(24.6)%
Net claims and claim expense ratio – calendar year	14.0%	37.3%	(23.3)%
Underwriting expense ratio	33.2%	34.0%	(0.8)%
Combined ratio	47.2%	71.3%	(24.1)%

Return on average common equity - annualized	18.6%	15.2%	3.4%

Book value	June 30, 2018	March 31, 2018	Change
Book value per common share	$104.56	$100.29	$4.27
Accumulated dividends per common share	18.66	18.33	0.33
Book value per common share plus accumulated dividends	$123.22	$118.62	$4.60
Change in book value per common share plus change in accumulated dividends	4.6%

Net income available to RenaissanceRe common shareholders was $191.8 million in the second quarter of 2018, compared to $171.1 million in the second quarter of 2017, an increase of $20.6 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2018, we generated an annualized return on average common equity of 18.6% and our book value per common share increased from $100.29 at March 31, 2018 to $104.56 at June 30, 2018, a 4.6% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the second quarter of 2018, on a comparative basis to the second quarter of 2017, include:

•
Underwriting Results - we generated underwriting income of $226.6 million and a combined ratio of 47.2% in the second quarter of 2018, compared to $109.7 million and 71.3%, respectively, in the second quarter of 2017. Our underwriting income in the second quarter of 2018 was comprised of our Property segment, which generated underwriting income of $213.7 million, and our Casualty and Specialty segment, which generated underwriting income of $13.0 million. Decreases in the estimates of the net negative impact of the 2017 Catastrophe Events resulted in a net positive impact on the underwriting result of $92.0 million, and a corresponding reduction in the combined ratio of 23.5 percentage points, in the second quarter of 2018, principally within our Property segment;

•
Gross Premiums Written - our gross premiums written increased by $149.9 million, or 18.1%, to $977.3 million, in the second quarter of 2018, compared to the second quarter of 2017, driven by increases of $96.6 million in the Casualty and Specialty segment and $53.3 million in the Property segment. Gross premiums written in the Property segment included a $31.4 million reduction in assumed reinstatement premiums written in the second quarter of 2018 associated with the 2017 Catastrophe Events;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $53.5 million in the second quarter of 2018, compared to a gain of $112.3 million in the second quarter of 2017, a decrease of $58.8 million. The decrease in the total investment result was principally due to net realized and unrealized losses on our fixed maturity investment portfolio in the second quarter of 2018, driven by an upward shift in the interest rate yield curve, compared to realized and unrealized gains in the second quarter of 2017 primarily driven by a tightening of credit spreads and a decrease in interest rates at the longer end of the yield curve. In addition, our equity investments trading portfolio experienced lower realized and unrealized gains during the second quarter of 2018, compared to the second quarter of 2017; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $54.5 million in the second quarter of 2018, compared to $37.6 million in the second quarter of 2017. The increase was principally due to improved underwriting results in DaVinciRe. Our ownership in DaVinciRe was 22.1% at June 30, 2018, compared to 22.6% at June 30, 2017.

Net Negative Impact
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. Our estimates of net negative impact are based on a review of its potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. Our actual net negative impact, both individually and in the aggregate, will vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
Meaningful uncertainty regarding the estimates, and the nature and extent of the losses, associated with the 2017 Catastrophe Events remains, driven by the magnitude and recent occurrence of each event, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. Seismic events generally have longer development periods than windstorm events, which may be amplified in certain instances by dynamics such as the risk of geological liquefaction and the potential for uncertainty in claims adjudication.

See the financial data below for additional information detailing the net positive impact on our consolidated financial statements in the second quarter of 2018 resulting from decreases in the estimates of the net negative impact of the 2017 Catastrophe Events.

Three months ended June 30, 2018	Change in Estimates of the 2017 Catastrophe Events (1)
(in thousands, except percentages)
Decrease in net claims and claims expenses incurred	$128,626
Assumed reinstatement premiums earned	(32,266)
Ceded reinstatement premiums earned	2,180
Lost profit commissions	(6,577)
Net positive impact on underwriting result	91,963
Redeemable noncontrolling interest - DaVinciRe	(15,263)
Net positive impact	$76,700
Percentage point impact on consolidated combined ratio	(23.5)

Net positive impact on Property segment underwriting result	$86,136
Net positive impact on Casualty and Specialty segment underwriting result	5,827
Net positive impact on underwriting result	$91,963

(1)
An initial estimate of the net negative impact of the 2017 Catastrophe Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of 2017 Catastrophe Events recorded in the second quarter of 2018.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$552,627	$499,347	$53,280
Net premiums written	$297,832	$336,464	$(38,632)
Net premiums earned	$204,138	$192,198	$11,940
Net claims and claim expenses incurred	(74,269)	33,017	(107,286)
Acquisition expenses	40,850	28,500	12,350
Operational expenses	23,810	24,053	(243)
Underwriting income	$213,747	$106,628	$107,119

Net claims and claim expenses incurred – current accident year	$68,876	$56,889	$11,987
Net claims and claim expenses incurred – prior accident years	(143,145)	(23,872)	(119,273)
Net claims and claim expenses incurred – total	$(74,269)	$33,017	$(107,286)

Net claims and claim expense ratio – current accident year	33.7%	29.6%	4.1%
Net claims and claim expense ratio – prior accident years	(70.1)%	(12.4)%	(57.7)%
Net claims and claim expense ratio – calendar year	(36.4)%	17.2%	(53.6)%
Underwriting expense ratio	31.7%	27.3%	4.4%
Combined ratio	(4.7)%	44.5%	(49.2)%

Property Gross Premiums Written
In the second quarter of 2018, our Property segment gross premiums written increased by $53.3 million, or 10.7%, to $552.6 million, compared to $499.3 million in the second quarter of 2017.
Gross premiums written in the catastrophe class of business were $437.7 million in the second quarter of 2018, an increase of $26.2 million, or 6.4%, compared to the second quarter of 2017. Excluding a $31.2 million reduction in assumed reinstatement premiums written in the catastrophe class of business in the second quarter of 2018 associated with the 2017 Catastrophe Events, gross premiums written in the catastrophe class of business would have increased $57.4 million, or 14.0%. The increase in gross premiums written in the catastrophe class of business was driven primarily by expanded participation on existing transactions and certain new transactions we believe have comparably attractive risk-return attributes. Gross premiums written in the other property class of business were $114.9 million in the second quarter of 2018, an increase of $27.1 million, or 30.8%, compared to the second quarter of 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth in the Lloyd’s underwriting platform, both from existing relationships and through new opportunities.
Property Ceded Premiums Written

Three months ended June 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Property	$254,795	$162,883	$91,912

Ceded premiums written in our Property segment were $254.8 million in the second quarter of 2018, an increase of $91.9 million, or 56.4%, compared to the second quarter of 2017. The increase was principally due to additional purchases of retrocessional reinsurance as part of the management of our risk portfolio.
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
Property Underwriting Results
Our Property segment generated underwriting income of $213.7 million in the second quarter of 2018, compared to $106.6 million in the second quarter of 2017. In the second quarter of 2018, our Property segment generated a net claims and claim expense ratio of negative 36.4%, an underwriting expense ratio of 31.7% and a combined ratio of negative 4.7%, compared to positive 17.2%, 27.3% and positive 44.5%, respectively, in the second quarter of 2017. Principally impacting the Property segment underwriting result and combined ratio in the second quarter of 2018 were decreases in the estimates of the net negative impact of the 2017 Catastrophe Events, which resulted in a net positive impact on the underwriting result of $86.1 million and a corresponding reduction in the combined ratio of 50.1 percentage points.
Primarily as a result of the decreases in the estimates of the net negative impact of the 2017 Catastrophe Events noted above, the Property segment experienced:

•
favorable development on prior accident years net claims and claim expenses of $143.1 million, or 70.1 percentage points, during the second quarter of 2018, compared to $23.9 million, or 12.4 percentage points, in the second quarter of 2017; and

•
an increase in the underwriting expense ratio to 31.7% in the second quarter of 2018, compared to 27.3% in the second quarter of 2017, principally driven by lower ceded profit commissions, as well as a reduction in net premiums earned due to the negative reinstatement premiums noted above.

Property Profit Commissions and Fees

Three months ended June 30,	2018	2017	Change
(in thousands)
Profit commissions and fees	$15,912	$19,774	$(3,862)
Decrease in underwriting expense ratio	7.8%	10.3%	(2.5)%
Net impact of profit commissions and fees	$33,923	$32,392	$1,531

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to these joint ventures and specialized quota share cessions within our Property segment was $33.9 million in the second quarter of 2018, compared to $32.4 million in the second quarter of 2017.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$424,716	$328,068	$96,648
Net premiums written	$306,677	$219,281	$87,396
Net premiums earned	$225,247	$190,065	$35,182
Net claims and claim expenses incurred	134,524	109,797	24,727
Acquisition expenses	64,201	59,752	4,449
Operational expenses	13,552	17,712	(4,160)
Underwriting income	$12,970	$2,804	$10,166

Net claims and claim expenses incurred – current accident year	$147,520	$130,802	$16,718
Net claims and claim expenses incurred – prior accident years	(12,996)	(21,005)	8,009
Net claims and claim expenses incurred – total	$134,524	$109,797	$24,727

Net claims and claim expense ratio – current accident year	65.5%	68.8%	(3.3)%
Net claims and claim expense ratio – prior accident years	(5.8)%	(11.0)%	5.2%
Net claims and claim expense ratio – calendar year	59.7%	57.8%	1.9%
Underwriting expense ratio	34.5%	40.7%	(6.2)%
Combined ratio	94.2%	98.5%	(4.3)%

Casualty and Specialty Gross Premiums Written
In the second quarter of 2018, our Casualty and Specialty segment gross premiums written increased $96.6 million, or 29.5%, to $424.7 million, compared to $328.1 million in the second quarter of 2017. The $96.6 million increase was principally due to selective growth from new business opportunities within the general casualty, financial lines and other specialty classes of business. Much of this growth is a result of our differentiated strategy to provide bespoke customer solutions, which may be non-recurring.

Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$118,039	$108,787	$9,252

Ceded premiums written in our Casualty and Specialty segment were $118.0 million in the second quarter of 2018 compared to $108.8 million in the second quarter of 2017, an increase of $9.3 million, primarily as a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $13.0 million and had a combined ratio of 94.2% in the second quarter of 2018, compared to $2.8 million and 98.5%, respectively, in the second quarter of 2017. The improvement in the Casualty and Specialty segment combined ratio was principally driven by a 6.2 percentage point decrease in the underwriting expense ratio, primarily the result of a decrease in the net acquisition ratio and a decrease in the operating expense ratio due to the combination of both lower operating expenses and improved operating leverage as a result the increase in net premiums earned. Partially offsetting the decrease in the underwriting expense ratio was a 1.9 percentage point increase in the net claims and claim expenses ratio, primarily driven by lower net favorable development on prior accident years net claims and claim expenses.
During the second quarter of 2018, the Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $13.0 million, or 5.8 percentage points, compared to $21.0 million, or 11.0 percentage points, of net favorable development on prior accident years net claims and claim expenses in the second quarter of 2017. The net favorable development during the second quarter of 2018 was principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, and a decrease in the estimate of the net negative impact of the 2017 Catastrophe Events.
Profit Commissions and Fees

Three months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Profit commissions and fees	$8,887	$996	$7,891
Decrease in underwriting expense ratio	4.0%	0.5%	3.5%

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

Net Investment Income

Three months ended June 30,	2018	2017	Change
(in thousands)
Fixed maturity investments	$50,416	$44,356	$6,060
Short term investments	7,633	2,981	4,652
Equity investments trading	1,490	889	601
Other investments
Private equity investments	3,860	6,611	(2,751)
Other	10,658	2,899	7,759
Cash and cash equivalents	1,039	295	744
	75,096	58,031	17,065
Investment expenses	(3,740)	(3,868)	128
Net investment income	$71,356	$54,163	$17,193

Net investment income was $71.4 million in the second quarter of 2018, compared to $54.2 million in the second quarter of 2017, an increase of $17.2 million, principally driven by higher average invested assets in our fixed maturity and short term investment portfolios, combined with the impact of interest rate increases during recent periods. In addition, our portfolio of catastrophe bonds, included in other investments, experienced higher returns in the second quarter of 2018, compared to the second quarter of 2017. Partially offsetting these items were lower returns in our portfolio of private equity investments in the second quarter of 2018, compared to the second quarter of 2017.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $7.2 million in the second quarter of 2018, compared to unrealized gains of $5.6 million in the second quarter of 2017.
Net Realized and Unrealized (Losses) Gains on Investments

Three months ended June 30,	2018	2017	Change
(in thousands)
Gross realized gains	$5,133	$15,249	$(10,116)
Gross realized losses	(26,519)	(7,243)	(19,276)
Net realized (losses) gains on fixed maturity investments	(21,386)	8,006	(29,392)
Net unrealized (losses) gains on fixed maturity investments trading	(9,420)	18,760	(28,180)
Net realized and unrealized gains (losses) on investments-related derivatives	1,038	(268)	1,306
Net realized gains on equity investments trading	348	15,146	(14,798)
Net unrealized gains on equity investments trading	11,519	16,469	(4,950)
Net realized and unrealized (losses) gains on investments	$(17,901)	$58,113	$(76,014)

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

Net realized and unrealized losses on investments were $17.9 million in the second quarter of 2018, compared to net realized and unrealized gains of $58.1 million in the second quarter of 2017, a decrease of $76.0 million. Principally impacting our net realized and unrealized losses on investments are the following components:

•
net realized and unrealized losses on our portfolio of fixed maturity investments trading of $30.8 million during the second quarter of 2018, compared to net realized and unrealized gains of $26.8 million in the second quarter of 2017, a decrease of $57.6 million, principally driven by an upward shift in the interest rate yield curve during the second quarter of 2018, compared to a tightening of credit spreads and a decrease in interest rates at the longer end of the yield curve in the second quarter of 2017; and

•
net realized and unrealized gains on equity investments trading of $11.9 million in the second quarter of 2018, compared to $31.6 million in the second quarter of 2017, a decrease of $19.7 million, driven by lower returns on certain of the larger positions within our equity investments trading portfolio.

Net Foreign Exchange (Losses) Gains

Three months ended June 30,	2018	2017	Change
(in thousands)
Net foreign exchange (losses) gains	$(10,687)	$3,109	$(13,796)

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
Equity in Earnings of Other Ventures

Three months ended June 30,	2018	2017	Change
(in thousands)
Tower Hill Companies	$4,555	$3,206	$1,349
Top Layer Re	1,999	2,658	(659)
Other	(728)	(321)	(407)
Total equity in earnings of other ventures	$5,826	$5,543	$283

Equity in earnings of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Select Insurance Holdings, Inc. and Tower Hill Signature Insurance Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Equity in earnings of other ventures was $5.8 million, compared to $5.5 million in the second quarter of 2017, an increase of $0.3 million.

Other Income

Three months ended June 30,	2018	2017	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$787	$3,134	$(2,347)
Other items	438	(742)	1,180
Total other income	$1,225	$2,392	$(1,167)

In the second quarter of 2018, we generated other income of $1.2 million, compared to other income of $2.4 million in the second quarter of 2017, a decrease of $1.2 million, principally driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended June 30,	2018	2017	Change
(in thousands)
Corporate expenses	$8,301	$4,636	$3,665

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $8.3 million in the second quarter of 2018, compared to $4.6 million in the second quarter of 2017, principally as a result of changes in the allocation of operating and corporate expenses to better reflect the nature of those expenses.
Income Tax Expense

Three months ended June 30,	2018	2017	Change
(in thousands)
Income tax expense	$(4,506)	$(3,904)	$(602)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $4.5 million in the second quarter of 2018, compared to $3.9 million in the second quarter of 2017.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2018	2017	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(54,483)	$(37,612)	$(16,871)

Our net income attributable to redeemable noncontrolling interests was $54.5 million in the second quarter of 2018, compared to $37.6 million in the second quarter of 2017, a change of $16.9 million, principally due to improved underwriting results in DaVinciRe. Our ownership in DaVinciRe was 22.1% at June 30, 2018, compared to 22.6% at June 30, 2017. We expect our ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Six months ended June 30,	2018	2017	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,136,995	$1,749,505	$387,490
Net premiums written	$1,267,553	$1,099,881	$167,672
Net premiums earned	$869,667	$748,310	$121,357
Net claims and claim expenses incurred	231,870	335,668	(103,798)
Acquisition expenses	202,763	171,533	31,230
Operational expenses	78,815	89,049	(10,234)
Underwriting income	$356,219	$152,060	$204,159

Net investment income	$127,832	$108,488	$19,344
Net realized and unrealized (losses) gains on investments	(100,045)	101,486	(201,531)
Total investment result	$27,787	$209,974	$(182,187)

Net income	$344,074	$346,624	$(2,550)
Net income available to RenaissanceRe common shareholders	$248,501	$263,494	$(14,993)

Net income available to RenaissanceRe common shareholders per common share – diluted	$6.21	$6.47	$(0.26)
Dividends per common share	$0.66	$0.64	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	48.2%	47.0%	1.2%
Net claims and claim expense ratio – prior accident years	(21.5)%	(2.1)%	(19.4)%
Net claims and claim expense ratio – calendar year	26.7%	44.9%	(18.2)%
Underwriting expense ratio	32.3%	34.8%	(2.5)%
Combined ratio	59.0%	79.7%	(20.7)%

Return on average common equity - annualized	12.2%	11.7%	0.5%

Book value	June 30, 2018	December 31, 2017	Change
Book value per common share	$104.56	$99.72	$4.84
Accumulated dividends per common share	18.66	18.00	0.66
Book value per common share plus accumulated dividends	$123.22	$117.72	$5.50
Change in book value per common share plus change in accumulated dividends	5.5%

Net income available to RenaissanceRe common shareholders was $248.5 million in the six months ended June 30, 2018, compared to $263.5 million in the six months ended June 30, 2017, a decrease of $15.0 million. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2018, we generated an annualized return on average common equity of 12.2% and our book value per common share increased from $99.72 at December 31, 2017 to $104.56 at June 30, 2018, a 5.5% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the six months ended June 30, 2018, on a comparative basis to the six months ended June 30, 2017, include:

•
Underwriting Results - we generated underwriting income of $356.2 million and had a combined ratio of 59.0% in the six months ended June 30, 2018, compared to $152.1 million and 79.7%, respectively, in the six months ended June 30, 2017. Our underwriting income in the six months ended June 30, 2018 was comprised of our Property segment, which generated underwriting income of $340.9 million, and our Casualty and Specialty segment, which generated underwriting income of $15.5 million. A decrease in the estimate of the net negative impact of the 2017 Catastrophe Events resulted in a net positive impact on the underwriting result of $125.8 million, and a corresponding reduction in the combined ratio of 15.2 percentage points, in the six months ended June 30, 2018, principally within our Property segment;

•
Gross Premiums Written - our gross premiums written increased by $387.5 million, or 22.1%, to $2.1 billion, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017, driven primarily by increases of $239.7 million in the Property segment and $147.8 million in the Casualty and Specialty segment. Gross premiums written in the Property segment included a $25.3 million reduction in reinstatement premiums written in the six months ended June 30, 2018 associated with the 2017 Catastrophe Events;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $27.8 million in the six months ended June 30, 2018, compared to a gain of $210.0 million in the six months ended June 30, 2017. Impacting the investment result was net realized and unrealized losses on our fixed maturity investments trading principally driven by an upward shift in the interest rate yield curve during the six months ended June 30, 2018, partially offset by higher net investment income from our portfolios of fixed maturity investments trading and short term investments primarily driven by higher average invested assets and the impact of interest rate increases during recent periods; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $84.4 million in the six months ended June 30, 2018, compared to $71.9 million in the six months ended June 30, 2017. The increase was principally due to improved underwriting results in DaVinciRe. Our ownership in DaVinciRe was 22.1% at June 30, 2018, compared to 22.6% at June 30, 2017.

Net Negative Impact
See the financial data below for additional information detailing the net positive impact on our consolidated financial statements in the six months ended June 30, 2018 resulting from decreases in the estimates of the net negative impact of the 2017 Catastrophe Events.

Six months ended June 30, 2018	Change in Estimates of the 2017 Catastrophe Events (1)
(in thousands, except percentages)
Decrease in net claims and claims expenses incurred	$156,186
Assumed reinstatement premiums earned	(26,207)
Ceded reinstatement premiums earned	2,397
Lost profit commissions	(6,577)
Net positive impact on underwriting result	125,799
Redeemable noncontrolling interest - DaVinciRe	(17,284)
Net positive impact	$108,515
Percentage point impact on consolidated combined ratio	(15.2)

Net positive impact on Property segment underwriting result	$119,378
Net positive impact on Casualty and Specialty segment underwriting result	6,421
Net positive impact on underwriting result	$125,799

(1)
An initial estimate of the net negative impact of the 2017 Catastrophe Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of the 2017 Catastrophe Events recorded in the six months ended June 30, 2018.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$1,259,595	$1,019,876	$239,719
Net premiums written	$651,909	$626,335	$25,574
Net premiums earned	$429,187	$379,186	$50,001
Net claims and claim expenses incurred	(43,662)	71,855	(115,517)
Acquisition expenses	81,571	57,603	23,968
Operational expenses	50,356	51,718	(1,362)
Underwriting income	$340,922	$198,010	$142,912

Net claims and claim expenses incurred – current accident year	$127,045	$96,655	$30,390
Net claims and claim expenses incurred – prior accident years	(170,707)	(24,800)	(145,907)
Net claims and claim expenses incurred – total	$(43,662)	$71,855	$(115,517)

Net claims and claim expense ratio – current accident year	29.6%	25.5%	4.1%
Net claims and claim expense ratio – prior accident years	(39.8)%	(6.6)%	(33.2)%
Net claims and claim expense ratio – calendar year	(10.2)%	18.9%	(29.1)%
Underwriting expense ratio	30.8%	28.9%	1.9%
Combined ratio	20.6%	47.8%	(27.2)%

Property Gross Premiums Written
In the six months ended June 30, 2018, our Property segment gross premiums written increased by $239.7 million, or 23.5%, to $1.3 billion, compared to $1.0 billion in the six months ended June 30, 2017. Gross premiums written in the catastrophe class of business were $1.0 billion in the second quarter of 2018, an increase of $202.1 million, or 24.5%, compared to the six months ended June 30, 2017. Excluding a $25.2 million reduction in assumed reinstatement premiums written in the catastrophe class of business in the six months ended June 30, 2018 associated with the 2017 Catastrophe Events, gross premiums written in the catastrophe class of business would have increased $227.3 million, or 27.5%. The increase in gross premiums written in the catastrophe class of business was driven primarily by expanded participation on existing transactions and certain new transactions we believe have comparably attractive risk-return attributes. Gross premiums written in the other property class of business were $231.5 million in the six months ended June 30, 2018, an increase of $37.6 million, or 19.4%, compared to the six months ended June 30, 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth across our underwriting platforms, both from existing relationships and through new opportunities we believe have comparably attractive risk-return attributes.

Property Ceded Premiums Written

Six months ended June 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Property	$607,686	$393,541	$214,145

Ceded premiums written in our Property segment increased $214.1 million to $607.7 million in the six months ended June 30, 2018, compared to $393.5 million in the six months ended June 30, 2017. The increase in ceded premiums written was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded through the Company’s managed joint venture, Upsilon RFO, combined with increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Property Underwriting Results
Our Property segment generated underwriting income of $340.9 million in the six months ended June 30, 2018, compared to $198.0 million in the six months ended June 30, 2017, an increase of $142.9 million. In the six months ended June 30, 2018, our Property segment generated a net claims and claim expense ratio of negative 10.2%, an underwriting expense ratio of 30.8% and a combined ratio of 20.6%, compared to positive 18.9%, 28.9% and 47.8%, respectively, in the six months ended June 30, 2017.
Principally impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2018 were decreases in the estimates of the net negative impact of the 2017 Catastrophe Events, which resulted in a net positive impact on the underwriting result of $119.4 million and a corresponding reduction in the combined ratio of 30.4 percentage points.
Primarily as a result of the decreases in the estimates of the net negative impact of the 2017 Catastrophe Events noted above, the Property segment experienced net favorable development on prior accident years net claims and claim expenses of $170.7 million, or 39.8 percentage points, during the six months ended June 30, 2018, compared to $24.8 million, or 6.6 percentage points, in the six months ended June 30, 2017. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Property Profit Commissions and Fees

Six months ended June 30,	2018	2017	Change
(in thousands)
Profit commissions and fees	$30,361	$41,890	$(11,529)
Decrease in underwriting expense ratio	7.1%	11.1%	(4.0)%
Net impact of profit commissions and fees	$61,022	$66,000	$(4,978)

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
In addition, we are entitled to certain fee income and profit commissions from DaVinci. Since the results of DaVinci and its parent, DaVinciRe, are consolidated in our results of operations, the majority of these fees and profit commissions are eliminated in our consolidated financial statements and are principally reflected in redeemable noncontrolling interest – DaVinciRe. The net impact of all fees and profit commissions related to our joint ventures and specialized quota share cessions within our Property segment was $61.0 million and $66.0 million in the six months ended June 30, 2018 and 2017, respectively.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$877,400	$729,629	$147,771
Net premiums written	$615,644	$473,546	$142,098
Net premiums earned	$440,480	$369,124	$71,356
Net claims and claim expenses incurred	275,602	264,368	11,234
Acquisition expenses	121,191	113,931	7,260
Operational expenses	28,145	37,319	(9,174)
Underwriting income (loss)	$15,542	$(46,494)	$62,036

Net claims and claim expenses incurred – current accident year	$292,389	$255,111	$37,278
Net claims and claim expenses incurred – prior accident years	(16,787)	9,257	(26,044)
Net claims and claim expenses incurred – total	$275,602	$264,368	$11,234

Net claims and claim expense ratio – current accident year	66.4%	69.1%	(2.7)%
Net claims and claim expense ratio – prior accident years	(3.8)%	2.5%	(6.3)%
Net claims and claim expense ratio – calendar year	62.6%	71.6%	(9.0)%
Underwriting expense ratio	33.9%	41.0%	(7.1)%
Combined ratio	96.5%	112.6%	(16.1)%

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2018, our Casualty and Specialty segment gross premiums written increased $147.8 million, or 20.3%, to $877.4 million, compared to $729.6 million in the six months ended June 30, 2017. The $147.8 million increase was principally due to selective growth from new business opportunities across various classes of business in our Casualty and Specialty segment. Much of this growth is a result of our differentiated strategy to provide bespoke customer solutions, which may be non-recurring.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$261,756	$256,083	$5,673

Ceded premiums written in our Casualty and Specialty segment increased $5.7 million, to $261.8 million, in the six months ended June 30, 2018, compared to $256.1 million in the six months ended June 30, 2017, primarily resulting from increases in gross premiums written subject to our retrocessional quota share reinsurance programs utilized as part of the management of our risk portfolio.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $15.5 million in the six months ended June 30, 2018, compared to an underwriting loss of $46.5 million in the six months ended June 30, 2017. In the six months ended June 30, 2018, our Casualty and Specialty segment generated a net claims and claim expense ratio of 62.6%, an underwriting expense ratio of 33.9% and a combined ratio of 96.5%, compared to 71.6%, 41.0% and 112.6%, respectively, in the six months ended June 30, 2017.

The decrease in our Casualty and Specialty segment’s combined ratio was driven by decreases of 9.0 percentage points and 7.1 percentage points in the net claims and claim expense ratio and underwriting expense ratio, respectively, in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
The decrease in our Casualty and Specialty segment net claims and claim expense ratio was primarily driven by net favorable development on prior accident years net claims and claim expenses of $16.8 million, or 3.8 percentage points, during the six months ended June 30, 2018, compared to net adverse development of $9.3 million, or 2.5 percentage points, in the six months ended June 30, 2017. The net favorable development during the six months ended June 30, 2018 was principally driven by reported losses coming in lower than expected compared to the six months ended June 30, 2017 which experienced adverse development associated with the decrease in the Ogden Rate during the period. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio in our Casualty and Specialty segment decreased 7.1 percentage points to 33.9% in the six months ended June 30, 2018, compared to 41.0% in the six months ended June 30, 2017, primarily driven by a decrease in the net acquisition ratio and a decrease in the operating expense ratio due to the combination of both lower operating expenses and improved operating leverage as a result of the increase in net premiums earned.
Casualty and Specialty Profit Commissions and Fees

Six months ended June 30,	2018	2017	Change
(in thousands, except percentages)
Profit commissions and fees	$18,203	$9,528	$8,675
Decrease in underwriting expense ratio	4.1%	2.6%	1.5%

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
Net Investment Income

Six months ended June 30,	2018	2017	Change
(in thousands)
Fixed maturity investments	$96,059	$87,775	$8,284
Short term investments	12,937	4,705	8,232
Equity investments trading	2,188	1,700	488
Other investments
Private equity investments	3,426	14,413	(10,987)
Other	18,681	6,971	11,710
Cash and cash equivalents	1,604	484	1,120
	134,895	116,048	18,847
Investment expenses	(7,063)	(7,560)	497
Net investment income	$127,832	$108,488	$19,344

Net investment income was $127.8 million in the six months ended June 30, 2018, compared to $108.5 million in the six months ended June 30, 2017, an increase of $19.3 million. Impacting our net investment income for the six months ended June 30, 2018 were higher average invested assets in our fixed maturity and short term investment portfolios, combined with the impact of interest rate increases during recent periods. In addition, we increased our allocation to catastrophe bonds, which are included in other investments, and as a result, experienced an increase in net investment income from these investments in the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Partially offsetting these items was lower returns in our portfolio of private equity investments in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $8.7 million and gains of $12.5 million in the six months ended June 30, 2018 and 2017, respectively.
Net Realized and Unrealized (Losses) Gains on Investments

Six months ended June 30,	2018	2017	Change
(in thousands)
Gross realized gains	$9,716	$26,710	$(16,994)
Gross realized losses	(52,372)	(23,776)	(28,596)
Net realized (losses) gains on fixed maturity investments	(42,656)	2,934	(45,590)
Net unrealized (losses) gains on fixed maturity investments trading	(64,792)	43,395	(108,187)
Net realized and unrealized losses on investments-related derivatives	(3,326)	(324)	(3,002)
Net realized gains on equity investments trading	582	36,061	(35,479)
Net unrealized gains on equity investments trading	10,147	19,420	(9,273)
Net realized and unrealized (losses) gains on investments	$(100,045)	$101,486	$(201,531)

Net realized and unrealized losses on investments were $100.0 million in the six months ended June 30, 2018, compared to net realized and unrealized gains of $101.5 million in the six months ended June 30, 2017, a decrease of $201.5 million. Principally impacting our net realized and unrealized losses on investments in the six months ended June 30, 2018 were:

•
net realized and unrealized losses on our fixed maturity investments trading of $107.4 million in the six months ended June 30, 2018, compared to net realized and unrealized gains of $46.3 million in the six months ended June 30, 2017, a decrease of $153.8 million, principally driven by an upward shift in the interest rate yield curve during the six months ended June 30, 2018, compared to a tightening of credit spreads and a decrease in interest rates at the longer end of the yield curve in the six months ended June 30, 2017; and

•
net realized and unrealized gains on equity investments trading of $10.7 million in the six months ended June 30, 2018, compared to $55.5 million in the six months ended June 30, 2017, a decrease of $44.8 million, principally driven by lower returns on certain of our larger equity positions during the six months ended June 30, 2018.

Net Foreign Exchange (Losses) Gains

Six months ended June 30,	2018	2017	Change
(in thousands)
Net foreign exchange (losses) gains	$(6,930)	$11,274	$(18,204)

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

Equity in Earnings of Other Ventures

Six months ended June 30,	2018	2017	Change
(in thousands)
Top Layer Re	$4,032	$5,142	$(1,110)
Tower Hill Companies	3,645	(852)	4,497
Other	(994)	(254)	(740)
Total equity in earnings of other ventures	$6,683	$4,036	$2,647

Equity in earnings of other ventures was $6.7 million in the six months ended June 30, 2018, compared to $4.0 million in the six months ended June 30, 2017, an increase of $2.6 million, driven by improved profitability of the Tower Hill Companies.
Other (Loss) Income

Six months ended June 30,	2018	2017	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(736)	$4,632	(5,368)
Other	719	(575)	1,294
Total other (loss) income	$(17)	$4,057	$(4,074)

In the six months ended June 30, 2018, we incurred an other loss of $17 thousand, compared to other income of $4.1 million in the six months ended June 30, 2017, a decrease of $4.1 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30,	2018	2017	Change
(in thousands)
Corporate expenses	$15,034	$9,922	$5,112

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $5.1 million, to $15.0 million, in the six months ended June 30, 2018, compared to $9.9 million in the six months ended June 30, 2017, principally as a result of changes in the allocation of operating and corporate expenses to better reflect the nature of those expenses.
Income Tax Expense

Six months ended June 30,	2018	2017	Change
(in thousands)
Income tax expense	$(1,099)	$(4,238)	$3,139

In the six months ended June 30, 2018, we recognized an income tax expense of $1.1 million, compared to $4.2 million in the six months ended June 30, 2017, principally driven by lower pre-tax income in our U.S.-based operations combined with a lower federal tax rate in the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2018	2017	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(84,382)	$(71,939)	$(12,443)

Our net income attributable to redeemable noncontrolling interests was $84.4 million in the six months ended June 30, 2018, compared to $71.9 million in the six months ended June 30, 2017. The $12.4 million increase in net income attributable to redeemable noncontrolling interests was principally due to improved underwriting results in DaVinciRe. Our ownership of DaVinciRe was 22.1% at June 30, 2018, compared to 22.6% at June 30, 2017. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends are discussed in detail in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Financial Condition” of our Form 10-K for the year ended December 31, 2017.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” section below. In 2017 we experienced significant losses from Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the Q4 2017 California Wildfires and losses associated with aggregate loss contracts. As we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the 2017 Catastrophe Events.
Dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $79.7 million during the six months ended June 30, 2018 (2017 - $32.9 million).
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At June 30, 2018, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2017 group BSCR was filed with the BMA in advance of the May 31, 2018 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.

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
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At June 30, 2018, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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
At June 30, 2018, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £385.9 million (December 31, 2017 - £405.8 million). Actual FAL posted for Syndicate 1458 at June 30, 2018 by RenaissanceRe CCL was £396.4 million, supported by a $180.0 million letter of credit and a $343.2 million deposit of cash and fixed maturity securities (December 31, 2017 - $180.0 million and $347.3 million, respectively). See “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At June 30, 2018, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2017 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” in our Form 10-Q for the six months ended June 30, 2018 for details of these facilities.

Cash Flows

Six months ended June 30,	2018	2017
(in thousands)
Net cash provided by operating activities	$349,111	$321,023
Net cash (used in) provided by investing activities	(1,421,932)	57,541
Net cash provided by (used in) financing activities	262,202	(182,048)
Effect of exchange rate changes on foreign currency cash	(2,501)	5,477
Net (decrease) increase in cash and cash equivalents	(813,120)	201,993
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$548,472	$623,150

2018
During the six months ended June 30, 2018, our cash and cash equivalents decreased $813.1 million, to $548.5 million at June 30, 2018, compared to $1.4 billion at December 31, 2017.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2018 were $349.1 million, compared to $321.0 million during the six months ended June 30, 2017. Cash flows provided by operating activities during the six months ended June 30, 2018 were primarily the result of certain adjustments to reconcile our net income of $344.1 million to net cash provided by operating activities, including:

•
an increase in reinsurance balances payable of $1.1 billion principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, following capital being deployed in the vehicle, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase in unearned premiums of $789.8 million due to the timing of renewals;

•
net realized and unrealized losses on investments of $100.0 million principally related to our portfolio of fixed maturity investments which experienced an upward shift in the interest rate yield curve during the six months ended June 30, 2018; partially offset by

•
increases in premiums receivable and deferred acquisition costs of $655.0 million and $84.6 million, respectively, due to the timing of payments of our gross premiums written and amortization of deferred acquisition costs, respectively;

•
a decrease in other operating cash flows of $611.6 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2018, which were recorded in other liabilities at December 31, 2017. During the six months ended June 30, 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on our consolidated statements of cash flows for the six months ended June 30, 2018, as discussed above. See “Note 9. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase of $392.0 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in the six months ended June 30, 2018; and

•
a decrease in our reserve for claims and claim expenses of $378.1 million as a result of claims and claims expenses incurred of $302.7 million during the six months ended June 30, 2018, more than offset by claims payments of $672.1 million, largely associated with the 2017 Catastrophe Events.

Cash flows used in investing activities. During the six months ended June 30, 2018, our cash flows used in investing activities were $1,421.9 million, principally reflecting net purchases of short term, fixed maturity and other investments of $1,062.4 million, $200.8 million and $111.9 million, respectively. The net purchase of short term and fixed maturity investments was funded in part by the capital received from investors in Upsilon RFO, as discussed above, and the proceeds from the issuance of our 5.750% Series F Preference Shares, as discussed below. In addition, we increased our allocation to other investments during the six months ended June 30, 2018.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2018 were $262.2 million, and were principally the result of:

•
net inflows of $242.4 million associated with the issuance of $250.0 million of Depositary Shares (each representing a 1/1000th interest in a share of our 5.750% Series F Preference Shares), net of underwriting discount;

•	net inflows of $64.5 million related to a net contribution of capital from third-party shareholders, principally in Medici; partially offset by

•	dividends paid on our common and preference shares of $26.5 million and $11.2 million, respectively.
2017
During the six months ended June 30, 2017, our cash and cash equivalents increased $202.0 million, to $623.2 million at June 30, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2017 were $321.0 million, compared to cash flows used in operating activities of $125.2 million during the six months ended June 30, 2016. Cash flows provided by operating activities during the six months ended June 30, 2017 were primarily the result of certain adjustments to reconcile our net income of $346.6 million to net cash provided by operating activities, including:

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
Cash flows provided by investing activities. During the six months ended June 30, 2017, our cash flows provided by investing activities were $57.5 million, principally reflecting net purchases of fixed maturity investments of $287.4 million, partially offset by net sales of short term investments of $276.1 million.
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

•	the settlement of $145.9 million of common share repurchases;

•	dividends paid on our common and preference shares of $25.9 million and $11.2 million, respectively; and

•	net outflows of $33.7 million related to a net return of capital to third party shareholders, principally in DaVinciRe and Medici; partially offset by

•	net inflows of $295.9 million associated with the issuance of $300.0 million of our 3.450% Senior Notes due July 1, 2027, net of underwriting discount.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At June 30, 2018	At December 31, 2017	Change
(in thousands)
Common shareholders’ equity	$4,210,061	$3,991,375	$218,686
Preference shares	650,000	400,000	250,000
Total shareholders’ equity attributable to RenaissanceRe	4,860,061	4,391,375	468,686
3.450% Senior Notes due 2027	295,549	295,303	246
3.700% Senior Notes due 2025	297,501	297,318	183
5.750% Senior Notes due 2020	249,436	249,272	164
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,885	147,730	155
Total debt	$990,371	$989,623	$748
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,850,432	$5,380,998	$469,434

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

During the six months ended June 30, 2018, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $469.4 million, to $5.9 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $468.7 million during the six months ended June 30, 2018 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $258.4 million; and

•	raising $250.0 million from the issuance of 10,000,000 Depositary Shares (each representing a 1/1,000th interest in a share of our 5.750% Series F Preference Shares); and partially offset by

•	$26.5 million and $11.2 million of dividends on our common and preference shares, respectively.

Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At June 30, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	93,475
Bilateral Letter of Credit Facility with Citibank Europe	180,779
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$454,254

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At June 30, 2018, no amounts were issued or drawn under these facilities.
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2018 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $376.5 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $1.2 billion and $377.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $934.5 million and $253.3 million, respectively, at June 30, 2018 (December 31, 2017 - $1.1 billion and $326.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2018 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $49.3 million and $62.0 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $49.4 million and $62.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $33.4 million and $30.2 million, respectively (December 31, 2017 - $39.7 million and $46.0 million, respectively).
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 22.1% at June 30, 2018 (December 31, 2017 - 22.1%). See “Note 8. Noncontrolling Interests” in our “Notes to Consolidated Financial Statements” for additional information related to DaVinciRe.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 20, 2018 are presented below.

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

Investments
The table below shows our invested assets:

	June 30, 2018		December 31, 2017		Change
(in thousands, except percentages)
U.S. treasuries	$2,968,855	27.7%	$3,168,763	33.3%	$(199,908)
Agencies	55,199	0.5%	47,646	0.5%	7,553
Municipal	6,164	0.1%	509,802	5.4%	(503,638)
Non-U.S. government (Sovereign debt)	298,811	2.8%	287,660	3.0%	11,151
Non-U.S. government-backed corporate	185,640	1.7%	163,651	1.7%	21,989
Corporate	2,280,080	21.3%	2,063,459	21.7%	216,621
Agency mortgage-backed	762,077	7.1%	500,456	5.3%	261,621
Non-agency mortgage-backed	300,311	2.8%	300,331	3.1%	(20)
Commercial mortgage-backed	248,590	2.3%	202,062	2.1%	46,528
Asset-backed	315,051	3.0%	182,725	2.0%	132,326
Total fixed maturity investments, at fair value	7,420,778	69.3%	7,426,555	78.1%	(5,777)
Short term investments, at fair value	2,031,943	19.0%	991,863	10.4%	1,040,080
Equity investments trading, at fair value	432,804	4.1%	388,254	4.1%	44,550
Other investments, at fair value	713,200	6.6%	594,793	6.3%	118,407
Total managed investment portfolio	10,598,725	99.0%	9,401,465	98.9%	1,197,260
Investments in other ventures, under equity method	111,935	1.0%	101,974	1.1%	9,961
Total investments	$10,710,660	100.0%	$9,503,439	100.0%	$1,207,221

At June 30, 2018, we held investments totaling $10.7 billion, compared to $9.5 billion at December 31, 2017. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. During the second quarter of 2018, we reduced our allocation to municipal fixed maturity investments and invested the proceeds in certain other sectors of fixed maturity and short term investments that we believe will provide a higher net after-tax yield to maturity, however, we cannot assure you of this. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At June 30, 2018, our portfolio of equity investments trading totaled $432.8 million, or 4.1%, of our total investments (December 31, 2017 - $388.3 million or 4.1%). Our portfolio of other investments totaled $713.2 million, or 6.6%, of our total investments at June 30, 2018 (December 31, 2017 - $594.8 million or 6.3%).

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2018	December 31, 2017	Change
(in thousands)
Catastrophe bonds	$501,025	$380,475	$120,550
Private equity partnerships	186,200	196,220	(10,020)
Senior secured bank loan funds	14,414	17,574	(3,160)
Hedge funds	11,561	524	11,037
Total other investments	$713,200	$594,793	$118,407

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2018 is income of $0.4 million (2017 - income of $1.9 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships, other investments and investments in other ventures of $1.1 billion, of which $600.6 million has been contributed at June 30, 2018. Our remaining commitments to these investments at June 30, 2018 totaled $493.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2018, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2017. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2018, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2017.
CURRENT OUTLOOK
Property Exposed Market Developments
In 2017, the insurance and reinsurance markets were impacted by Hurricanes Harvey, Irma and Maria, and the Mexico City Earthquake in the third quarter of 2017, and the wildfires in many areas of the state of California in the fourth quarter of 2017. Modeling firms, analysts and other industry observers have estimated that, in the aggregate, the impact of these events to the industry could approach or potentially exceed $100 billion. Given the nature and breadth of these events, the associated losses affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, loss estimation, length of payout periods, social inflation risk and other factors continue to be uncertain for these loss events, both for the individual events and in the aggregate.
Partly as a result of these events, industry conditions improved broadly in respect of the January 2018 renewal season, albeit at the lower end of our expectations, facilitating growth in existing operations and presenting opportunities to deploy additional third party capital. The June 2018 renewal season was also somewhat favorable compared to prior periods, again at the lower end of reported market expectations, reflecting improved market conditions and other market dynamics that are driving demand for complex, holistic product coverages, for which we believe we have competitive advantages. Generally, loss affected programs and lines have seen the most improvement in terms and conditions, but other property-exposed coverages have also exhibited beneficial changes. However, market-wide rate increases were not as steep or as broad as those experienced in renewals following most previous years with catastrophic losses of this scale and rate increases on the whole were lower than market expectations published closer to the time of the 2017 Catastrophe Events. In addition, we cannot know with certainty how long these generally positive developments may be sustained, or the degree to which we will continue to benefit from them.
We expect that reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital and we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio. However, as capital supply from traditional market participants and alternative capital providers grows, it will continue to impact the markets in which we participate. Over the near term, we anticipate the market will be characterized by an ample supply of capital, including third party capital, and relatively flat demand, notwithstanding the significant impacts of the 2017 Catastrophe Events.
Furthermore, cedants in many of the key markets we serve are large and increasingly sophisticated. They may be able to manage large and growing retentions, access risk transfer capital in expanding forms, and may seek to focus their reinsurance relationships on a core group of well-capitalized, highly-rated reinsurers who can provide a complete product suite as well as value-added service. While we believe we are well positioned to compete for business we find attractive, these dynamics may limit the degree to which the market sustains favorable improvements in the near-term or continue to introduce or exacerbate long-term challenges in our markets.
Casualty and Specialty Exposed Market Developments
The markets in which our Casualty and Specialty segment operate have generally experienced favorable rate trends and stable terms and conditions in 2018 to date. While favorable conditions have been most observable for accounts that exhibited elevated loss emergence or underlying rate deterioration, we estimate that the favorable market trends have extended more broadly. We continue to expect casualty insurance and reinsurance capacity to remain generally abundant during 2018, but believe casualty and specialty market trends and industry loss events in recent periods contributed to the discipline impacting certain programs and lines. Overall, we estimate that the market will be characterized by ample capacity. In the near term, we anticipate that terms and conditions for loss-affected lines of business should continue to improve and that other areas of the casualty and specialty market may also maintain less pronounced but positive adjustments. Moreover, we believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business that we find attractive given our strong ratings, expanded product offerings, and increased U.S. market presence. Accordingly, we may be able to take advantage of unique or differentiated opportunities to provide coverage on large programs open only to us or select markets. However, these opportunities arise sporadically, and we cannot assure that we will retain these programs or obtain new programs of this nature in the future.
Relatedly, specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its risk and return characteristics as estimated by us is subject to a range of competitive and commercial factors. We cannot assure you that these positive dynamics will be sustained, or that we will participate fully in improving terms. We intend to seek to maintain strong underwriting discipline and, in light of prevailing market conditions, cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.
General Economic Conditions
Underlying economic conditions in several of the key markets we serve have remained generally stable or improved in 2018 to date, with our core markets, including the U.S., experiencing moderate economic growth amidst increases in prevailing interest rates. This economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration.
We continue to believe that meaningful risk remains for uncertainty, economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, any future economic growth may be at a comparatively suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio, or weaken our overall ability to write business at risk-adequate rates. Persistent low levels of economic activity could also adversely impact other areas of our financial performance, by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations or asset devaluation, among other things. In addition, it is possible that increasing uncertainties related to cross-border trade will diminish economic growth for specific sectors which drive the insurance market disproportionately. Our specialty and casualty reinsurance and Lloyd’s portfolios in particular could be exposed to risks arising from economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business. In addition, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be higher during a period of economic weakness. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations.

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
We continue to monitor the risk that our principal markets will experience increased inflationary conditions and believe this risk is increasing. Inflationary conditions would cause costs related to our claims and claim expenses to increase and impact the performance of our investment portfolio, among other things. The onset, duration and severity of an inflationary period cannot be estimated with precision.
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

The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short term extensions. Most recently, in March 2018, the program received a temporary reauthorization until July 31, 2018. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. The House of Representatives has introduced legislation to extend the authorization for the NFIP to November 30, 2018, without any accompanying reforms. It is not certain what form of accompanying legislation, if any, will be introduced in the Senate. Accordingly, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the increasingly prevalent utilization of a practice referred to as “assignment of benefits,” or “AOB”. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits across Florida in 2006, that number rose to 28,200 in 2016. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, in 2018 the OIR estimated that between 2015 and 2017, the frequency of water claims rose by 44% and the severity of water claims rose by 18%. As a result, we believe that usage of AOBs is contributing significantly to loss trends in Florida and is having an impact on the profitability and financial condition of certain of the state’s domestic property insurance companies. Accordingly, these ongoing challenges relating to abuse of AOB has impacted our own risk selection criteria with respect to Florida exposures, reducing the number of programs we believe are submitted at attractive risk-adjusted terms. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. A continuation of these trends could weaken or potentially impair primary insurance companies, reduce demand for reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017, during the six months ended June 30, 2018. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the second quarter of 2018, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
(in thousands)
Beginning dollar amount available to be repurchased							$500,000
April 1 - 30, 2018	—	$—	—	$—	—	$—	—
May 1 - 31, 2018	—	$—	—	$—	—	$—	—
June 1 - 30, 2018	—	$—	—	$—	—	$—	—
Total	—	$—	—	$—	—	$—	$500,000

During the six months ended June 30, 2018, we did not repurchase any of our common shares in open market transactions under our share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.        EXHIBITS
1.1 Underwriting Agreement dated as of June 11, 2018 among RenaissanceRe Holdings Ltd. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. LLC, UBS Securities LLC, and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein. (1)

4.1	Form of Share Certificate Evidencing the 5.750% Series F Preference Shares. (2)

4.2	Certificate of Designation, Preferences and Rights of 5.750% Series F Preference Shares. (2)

4.3	Deposit Agreement, dated June 18, 2018, by and among RenaissanceRe Holdings Ltd., Computershare Trust Company, N.A. and Computershare Inc. (2)

4.4	Form of Depositary Receipt. (2)
10.1 Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc. (3)

10.2*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (3)
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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on June 12, 2018.

(2)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Registration Statement on Form 8-A filed with the SEC on June 18, 2018.

(3)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on May 11, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 25, 2018	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 25, 2018	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)