Form 10-Q
period 2018-09-30
RENAISSANCERE HOLDINGS LTD
filed 2018-10-31
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act.
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
Yes ☐  No ☒

The number of Common Shares, par value US $1.00 per share, outstanding at October 26, 2018 was 40,265,961.

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
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	the failure to obtain regulatory approvals or satisfy other conditions to completion of the proposed TMR Stock Purchase (as defined herein);

•	risks that the TMR Stock Purchase disrupts or distracts from current plans and operations;

•	the ability to recognize the benefits of the TMR Stock Purchase;

•	the amount of the costs, fees, expenses and charges related to the TMR Stock Purchase;

•	the frequency and severity of catastrophic and other events we cover;

•	the effectiveness of our claims and claim expense reserving process;

•	our ability to maintain our financial strength ratings;

•	the effect of climate change on our business;

•	collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms and providing the coverage that we intended to obtain;

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $7,901,884 at September 30, 2018 (December 31, 2017 – $7,434,870)	$7,814,779	$7,426,555
Short term investments, at fair value	2,461,415	991,863
Equity investments trading, at fair value	413,271	388,254
Other investments, at fair value	738,919	594,793
Investments in other ventures, under equity method	117,307	101,974
Total investments	11,545,691	9,503,439
Cash and cash equivalents	453,041	1,361,592
Premiums receivable	1,787,095	1,304,622
Prepaid reinsurance premiums	795,496	533,546
Reinsurance recoverable	1,204,059	1,586,630
Accrued investment income	46,690	42,235
Deferred acquisition costs	497,733	426,551
Receivable for investments sold	406,062	103,145
Other assets	121,724	121,226
Goodwill and other intangible assets	238,803	243,145
Total assets	$17,096,394	$15,226,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$4,952,498	$5,080,408
Unearned premiums	2,058,851	1,477,609
Debt	990,749	989,623
Reinsurance balances payable	1,970,913	989,090
Payable for investments purchased	555,556	208,749
Other liabilities	147,328	792,771
Total liabilities	10,675,895	9,538,250
Commitments and Contingencies
Redeemable noncontrolling interests	1,533,978	1,296,506
Shareholders’ Equity
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at September 30, 2018 (December 31, 2017 – 16,000,000)	650,000	400,000
Common shares: $1.00 par value – 40,265,961 shares issued and outstanding at September 30, 2018 (December 31, 2017 – 40,023,789)	40,266	40,024
Additional paid-in capital	42,395	37,355
Accumulated other comprehensive (loss) income	(1,483)	224
Retained earnings	4,155,343	3,913,772
Total shareholders’ equity attributable to RenaissanceRe	4,886,521	4,391,375
Total liabilities, noncontrolling interests and shareholders’ equity	$17,096,394	$15,226,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2018 and 2017
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues
Gross premiums written	$625,677	$640,269	$2,762,672	$2,389,774
Net premiums written	$453,255	$483,221	$1,720,808	$1,583,102
Decrease (increase) in unearned premiums	78,594	64,571	(319,292)	(287,000)
Net premiums earned	531,849	547,792	1,401,516	1,296,102
Net investment income	80,696	40,257	208,528	148,745
Net foreign exchange (losses) gains	(4,566)	(156)	(11,496)	11,118
Equity in earnings of other ventures	7,648	1,794	14,331	5,830
Other income	497	2,996	480	7,053
Net realized and unrealized gains (losses) on investments	13,630	42,052	(86,415)	143,538
Total revenues	629,754	634,735	1,526,944	1,612,386
Expenses
Net claims and claim expenses incurred	410,510	1,221,696	642,380	1,557,364
Acquisition expenses	109,761	76,761	312,524	248,294
Operational expenses	40,593	42,537	119,408	131,586
Corporate expenses	6,841	4,413	21,875	14,335
Interest expense	11,769	11,799	35,304	32,416
Total expenses	579,474	1,357,206	1,131,491	1,983,995
Income (loss) before taxes	50,280	(722,471)	395,453	(371,609)
Income tax (expense) benefit	(1,451)	18,977	(2,550)	14,739
Net income (loss)	48,829	(703,494)	392,903	(356,870)
Net (income) loss attributable to redeemable noncontrolling interests	(6,440)	204,277	(90,822)	132,338
Net income (loss) attributable to RenaissanceRe	42,389	(499,217)	302,081	(224,532)
Dividends on preference shares	(9,708)	(5,595)	(20,899)	(16,786)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$32,681	$(504,812)	$281,182	$(241,318)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$0.82	$(12.75)	$7.02	$(6.04)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$0.82	$(12.75)	$7.02	$(6.04)
Dividends per common share	$0.33	$0.32	$0.99	$0.96

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Comprehensive income (loss)
Net income (loss)	$48,829	$(703,494)	$392,903	$(356,870)
Change in net unrealized gains on investments	(382)	300	(1,707)	(972)
Comprehensive income (loss)	48,447	(703,194)	391,196	(357,842)
Net (income) loss attributable to redeemable noncontrolling interests	(6,440)	204,277	(90,822)	132,338
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(6,440)	204,277	(90,822)	132,338
Comprehensive income (loss) attributable to RenaissanceRe	$42,007	$(498,917)	$300,374	$(225,504)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the nine months ended September 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Preference shares
Balance – January 1	$400,000	$400,000
Issuance of shares	250,000	—
Balance – September 30	650,000	400,000
Common shares
Balance – January 1	40,024	41,187
Repurchase of shares	—	(1,322)
Exercise of options and issuance of restricted stock awards	242	164
Balance – September 30	40,266	40,029
Additional paid-in capital
Balance – January 1	37,355	216,558
Repurchase of shares	—	(187,269)
Offering expenses	(7,883)	—
Change in redeemable noncontrolling interests	340	(307)
Exercise of options and issuance of restricted stock awards	12,583	3,870
Balance – September 30	42,395	32,852
Accumulated other comprehensive (loss) income
Balance – January 1	224	1,133
Change in net unrealized gains on investments	(1,707)	(972)
Balance – September 30	(1,483)	161
Retained earnings
Balance – January 1	3,913,772	4,207,699
Cumulative effect of adoption of ASU 2016-09 (Note 2)	—	2,213
Net income (loss)	392,903	(356,870)
Net (income) loss attributable to redeemable noncontrolling interests	(90,822)	132,338
Dividends on common shares	(39,611)	(38,624)
Dividends on preference shares	(20,899)	(16,786)
Balance – September 30	4,155,343	3,929,970
Total shareholders’ equity	$4,886,521	$4,403,012

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2018 and 2017
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows provided by operating activities
Net income (loss)	$392,903	$(356,870)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization, accretion and depreciation	30,936	18,586
Equity in undistributed earnings of other ventures	(13,016)	19,559
Net realized and unrealized losses (gains) on investments	86,415	(143,538)
Net unrealized gains included in net investment income	(17,778)	(2,686)
Change in:
Premiums receivable	(482,473)	(533,943)
Prepaid reinsurance premiums	(261,950)	(194,496)
Reinsurance recoverable	382,571	(1,308,740)
Deferred acquisition costs	(71,182)	(99,589)
Reserve for claims and claim expenses	(127,910)	2,344,019
Unearned premiums	581,242	481,496
Reinsurance balances payable	981,823	360,471
Other	(593,055)	17,433
Net cash provided by operating activities	888,526	601,702
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,221,481	7,663,002
Purchases of fixed maturity investments trading	(8,692,688)	(7,798,285)
Net sales of equity investments trading	15,490	61,571
Net purchases of short term investments	(1,465,451)	(146,326)
Net (purchases) sales of other investments	(130,649)	5,181
Net purchases of investments in other ventures	(20,952)	—
Return of investment from investment in other ventures	8,464	20,000
Net cash used in investing activities	(2,064,305)	(194,857)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(39,611)	(38,624)
Dividends paid – preference shares	(20,899)	(16,786)
RenaissanceRe common share repurchases	—	(188,591)
Issuance of debt, net of expenses	—	295,866
Repayment of debt	—	(250,000)
Issuance of preference shares, net of expenses	242,371	—
Net third party redeemable noncontrolling interest share transactions	96,021	(44,193)
Taxes paid on withholding shares	(7,079)	(13,694)
Net cash provided by (used in) financing activities	270,803	(256,022)
Effect of exchange rate changes on foreign currency cash	(3,575)	9,596
Net (decrease) increase in cash and cash equivalents	(908,551)	160,419
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$453,041	$581,576

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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

•
Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer (“SPI”), is a managed joint venture formed by the Company primarily to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.

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

•
Effective November 7, 2016, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.

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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and will also require new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 is effective for public business entities in annual and interim periods beginning after December 15, 2017. ASU 2014-09 notably excludes the accounting for insurance contracts, leases, financial instruments and guarantees. As a result, the Company’s implementation efforts primarily focused on other income and operational expenses on its consolidated statements of operations. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated statements of operations and financial position.
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
Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 resulted in the reclassification of $20.0 million of cash inflows from cash flows provided by operating activities, to cash flows used in investing activities for the nine months ended September 30, 2017. This amount related to a return of investment associated with the Company’s investment in Top Layer Reinsurance Ltd, recorded under the equity method of accounting.
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
NOTE 3.    INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2018	December 31, 2017
U.S. treasuries	$3,117,911	$3,168,763
Agencies	143,980	47,646
Municipal	7,061	509,802
Non-U.S. government (Sovereign debt)	254,169	287,660
Non-U.S. government-backed corporate	137,512	163,651
Corporate	2,448,795	2,063,459
Agency mortgage-backed	836,376	500,456
Non-agency mortgage-backed	289,649	300,331
Commercial mortgage-backed	257,434	202,062
Asset-backed	321,892	182,725
Total fixed maturity investments trading	$7,814,779	$7,426,555

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2018	Amortized Cost	Fair Value
Due in less than one year	$303,364	$301,817
Due after one through five years	4,759,113	4,694,059
Due after five through ten years	1,029,502	1,020,157
Due after ten years	96,311	93,395
Mortgage-backed	1,390,933	1,383,459
Asset-backed	322,661	321,892
Total	$7,901,884	$7,814,779

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2018	December 31, 2017
Financials	$262,173	$253,543
Communications and technology	60,235	49,526
Industrial, utilities and energy	34,755	34,325
Consumer	26,649	24,779
Healthcare	25,250	21,364
Basic materials	4,209	4,717
Total	$413,271	$388,254

Pledged Investments
At September 30, 2018, $5.1 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2017 - $4.4 billion). Of this amount, $1.9 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2017 - $1.7 billion).
Reverse Repurchase Agreements
At September 30, 2018, the Company held $92.0 million (December 31, 2017 - $30.0 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Fixed maturity investments	$55,725	$45,305	$151,784	$133,080
Short term investments	9,403	2,771	22,340	7,476
Equity investments	903	930	3,091	2,630
Other investments
Private equity investments	8,723	6,371	12,149	20,784
Other	8,665	(11,491)	27,346	(4,520)
Cash and cash equivalents	1,104	352	2,708	836
	84,523	44,238	219,418	160,286
Investment expenses	(3,827)	(3,981)	(10,890)	(11,541)
Net investment income	$80,696	$40,257	$208,528	$148,745

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Gross realized gains	$5,229	$16,343	$14,945	$43,053
Gross realized losses	(15,327)	(6,126)	(67,699)	(29,902)
Net realized (losses) gains on fixed maturity investments	(10,098)	10,217	(52,754)	13,151
Net unrealized (losses) gains on fixed maturity investments trading	(8,730)	5,545	(73,522)	48,940
Net realized and unrealized gains (losses) on investments-related derivatives	2,563	(4,020)	(763)	(4,344)
Net realized gains on equity investments trading sold during the period	21,259	13,675	21,841	49,736
Net unrealized gains on equity investments trading still held at reporting date	8,636	16,635	18,783	36,055
Net realized and unrealized gains on equity investments trading	29,895	30,310	40,624	85,791
Net realized and unrealized gains (losses) on investments	$13,630	$42,052	$(86,415)	$143,538

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,117,911	$3,117,911	$—	$—
Agencies	143,980	—	143,980	—
Municipal	7,061	—	7,061	—
Non-U.S. government (Sovereign debt)	254,169	—	254,169	—
Non-U.S. government-backed corporate	137,512	—	137,512	—
Corporate	2,448,795	—	2,448,795	—
Agency mortgage-backed	836,376	—	836,376	—
Non-agency mortgage-backed	289,649	—	289,649	—
Commercial mortgage-backed	257,434	—	257,434	—
Asset-backed	321,892	—	321,892	—
Total fixed maturity investments	7,814,779	3,117,911	4,696,868	—
Short term investments	2,461,415	—	2,461,415	—
Equity investments trading	413,271	413,271	—	—
Other investments
Catastrophe bonds	525,126	—	525,126	—
Private equity partnerships (1)	185,121	—	—	—
Senior secured bank loan funds (1)	17,057	—	—	—
Hedge funds (1)	11,615	—	—	—
Total other investments	738,919	—	525,126	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(8,949)	—	—	(8,949)
Derivatives (3)	1,594	249	1,345	—
Total other assets and (liabilities)	(7,355)	249	1,345	(8,949)
	$11,421,029	$3,531,431	$7,684,754	$(8,949)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at September 30, 2018 was $5.3 million and $14.2 million of other assets and other liabilities, respectively.

(3)	See “Note 13. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,168,763	$3,168,763	$—	$—
Agencies	47,646	—	47,646	—
Municipal	509,802	—	509,802	—
Non-U.S. government (Sovereign debt)	287,660	—	287,660	—
Non-U.S. government-backed corporate	163,651	—	163,651	—
Corporate	2,063,459	—	2,063,459	—
Agency mortgage-backed	500,456	—	500,456	—
Non-agency mortgage-backed	300,331	—	300,331	—
Commercial mortgage-backed	202,062	—	202,062	—
Asset-backed	182,725	—	182,725	—
Total fixed maturity investments	7,426,555	3,168,763	4,257,792	—
Short term investments	991,863	—	991,863	—
Equity investments trading	388,254	388,254	—	—
Other investments
Catastrophe bonds	380,475	—	380,475	—
Private equity partnerships (1)	196,220	—	—	—
Senior secured bank loan funds (1)	17,574	—	—	—
Hedge funds (1)	524	—	—	—
Total other investments	594,793	—	380,475	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,952)	—	—	(2,952)
Derivatives (3)	4,636	(45)	4,681	—
Total other assets and (liabilities)	1,684	(45)	4,681	(2,952)
	$9,403,149	$3,556,972	$5,634,811	$(2,952)

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
U.S. treasuries
Level 1 - At September 30, 2018, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 2.8% and a weighted average credit quality of AA (December 31, 2017 - 1.9% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2018, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 3.1% and a weighted average credit quality of AA (December 31, 2017 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At September 30, 2018, the Company’s municipal fixed maturity investments had a weighted average yield to maturity of 4.0% and a weighted average credit quality of BBB (December 31, 2017 - 2.2% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government (Sovereign debt)
Level 2 - At September 30, 2018, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 2.9% and a weighted average credit quality of AAA (December 31, 2017 - 2.0% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At September 30, 2018, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 3.2% and a weighted average credit quality of AA (December 31, 2017 - 2.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2018, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 4.3% and a weighted average credit quality of BBB (December 31, 2017 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2018, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.7%, a weighted average credit quality of AA and a weighted average life of 8.2 years (December 31, 2017 - 3.0%, AA and 6.4 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At September 30, 2018, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 4.2%, a weighted average credit quality of non-investment grade, and a weighted average life of 5.5 years (December 31, 2017 - 3.7%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2018 had a weighted average yield to maturity of 4.1%, a weighted average credit quality of non-investment grade and a weighted average life of 6.3 years (December 31, 2017 - 3.7%, non-investment grade and 6.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At September 30, 2018, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.6%, a weighted average credit quality of AAA, and a weighted average life of 5.0 years (December 31, 2017 - 2.9%, AAA and 4.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2018, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 3.7%, a weighted average credit quality of AAA and a weighted average life of 3.3 years (December 31, 2017 - 2.8%, AAA and 3.0 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2018, the Company’s short term investments had a weighted average yield to maturity of 1.8% and a weighted average credit quality of AAA (December 31, 2017 - 1.4% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2018	Fair Value (Level 3)	Valuation Technique	Unobservable (U) and Observable (O) Inputs	Low	High	Weighted Average or Actual
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	$994	Internal valuation model	Bond price (O)	$101.31	$111.12	$106.80
			Liquidity discount (U)	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(9,943)	Internal valuation model	Net undiscounted cash flows (U)	n/a	n/a	$10,180
			Expected loss ratio (U)	n/a	n/a	38.2%
			Net acquisition expense ratio (O)	n/a	n/a	4.9%
			Contract period (O)	2.0 years	5.0 years	4.7 years
			Discount rate (U)	n/a	n/a	3.0%
Total other assets and (liabilities)	$(8,949)

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

Other assets and (liabilities)
Balance - January 1, 2018	$(2,952)
Total realized and unrealized gains
Included in other income	2,399
Purchases	(9,379)
Settlements	983
Balance - September 30, 2018	$(8,949)

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income	3,525
Purchases	49
Settlements	5,937
Balance - September 30, 2017	$(3,493)

Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At September 30, 2018, the Company had a $1.0 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2018, the Company had a $9.9 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2018 were debt obligations of $990.7 million (December 31, 2017 - $989.6 million). At September 30, 2018, the fair value of the Company’s debt obligations was $980.3 million (December 31, 2017 – $1,018.2 million).
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

	September 30, 2018	December 31, 2017
Other investments	$738,919	$594,793
Other assets	$5,259	$2,542
Other liabilities	$14,208	$5,494

Included in net investment income for the three and nine months ended September 30, 2018 were net unrealized gains of $9.1 million and $17.8 million, respectively, related to the changes in fair value of other investments (2017 – gains of $9.8 million and $2.7 million, respectively). Included in other income for the three and nine months ended September 30, 2018 were net unrealized gains of $Nil and $Nil, respectively, related to the changes in the fair value of other assets and liabilities (2017 - $Nil and $Nil, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2018	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity partnerships	$185,121	$416,847	See below	See below	See below
Senior secured bank loan funds	17,057	20,262	See below	See below	See below
Hedge funds	11,615	—	See below	See below	See below
Total other investments measured using net asset valuations	$213,793	$437,109

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
Senior secured bank loan funds – At September 30, 2018, the Company had $17.1 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – The Company invests in hedge funds that pursue multiple strategies. At September 30, 2018, the Company had $11.6 million of investments in hedge funds that pursue multiple strategies. This included an investment of $11.3 million in a fund primarily focused on global credit opportunities which is redeemable at the option of the shareholder. The remainder of the Company’s hedge fund investments consisted of so called “side pocket” investments which are not redeemable at the option of the shareholder.
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Premiums written
Direct	$74,635	$64,040	$250,375	$205,253
Assumed	551,042	576,229	2,512,297	2,184,521
Ceded	(172,422)	(157,048)	(1,041,864)	(806,672)
Net premiums written	$453,255	$483,221	$1,720,808	$1,583,102
Premiums earned
Direct	$73,356	$61,908	$213,292	$176,433
Assumed	760,920	712,499	1,968,138	1,731,845
Ceded	(302,427)	(226,615)	(779,914)	(612,176)
Net premiums earned	$531,849	$547,792	$1,401,516	$1,296,102
Claims and claim expenses
Gross claims and claim expenses incurred	$514,873	$2,482,510	$817,560	$2,924,217
Claims and claim expenses recovered	(104,363)	(1,260,814)	(175,180)	(1,366,853)
Net claims and claim expenses incurred	$410,510	$1,221,696	$642,380	$1,557,364

At September 30, 2018, the Company’s reinsurance recoverable balance was $1.2 billion (December 31, 2017 - $1.6 billion). Of this amount, 52.5% is fully collateralized by our reinsurers, 46.4% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.1% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2017 - 54.5%, 44.5% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 12.2%, 12.0% and 9.2%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2018 (December 31, 2017 - 10.4%, 7.5% and 7.3%, respectively). The valuation allowance recorded against reinsurance recoverable was $6.3 million at September 30, 2018 (December 31, 2017 - $7.0 million). The three largest company-specific components of the valuation allowance represented 19.9%, 19.8% and 18.0%, respectively, of the Company’s total valuation allowance at September 30, 2018 (December 31, 2017 - 11.1%, 9.2% and 8.4%, respectively).
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

The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2018	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$610,932	$744,391	$774,220	$2,129,543
Casualty and Specialty	773,732	102,631	1,940,244	2,816,607
Other	3,240	—	3,108	6,348
Total	$1,387,904	$847,022	$2,717,572	$4,952,498

At December 31, 2017
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2018	2017
Net reserves as of January 1	$3,493,778	$2,568,730
Net incurred related to:
Current year	839,360	1,561,027
Prior years	(196,980)	(3,663)
Total net incurred	642,380	1,557,364
Net paid related to:
Current year	48,075	158,685
Prior years	326,692	396,411
Total net paid	374,767	555,096
Foreign exchange	(12,952)	33,011
Net reserves as of September 30	3,748,439	3,604,009
Reinsurance recoverable as of September 30	1,204,059	1,588,304
Gross reserves as of September 30	$4,952,498	$5,192,313

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

The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Property	$(172,872)	$(16,968)
Casualty and Specialty	(24,020)	14,015
Other	(88)	(710)
Total favorable development of prior accident years net claims and claim expenses	$(196,980)	$(3,663)

Changes to prior year estimated claims reserves increased the Company’s net income by $197.0 million during the nine months ended September 30, 2018, (2017 - decreased the Company’s net loss by $3.7 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Catastrophe Events	$(151,155)
Other	(7,313)
Total large catastrophe events	(158,468)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(8,722)
Total small catastrophe events and attritional loss movements	(8,722)
Total catastrophe and attritional net claims and claim expenses	(167,190)
Actuarial assumption changes	(5,682)
Total net favorable development of prior accident years net claims and claim expenses	$(172,872)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2018 of $172.9 million was comprised of net favorable development of $158.5 million related to large catastrophe events, net favorable development of $8.7 million related to small catastrophe events and attritional loss movements and $5.7 million of net favorable development associated with actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large events was $151.2 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Catastrophe Events”). The Company’s Property segment also experienced net favorable development of $8.7 million associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Nine months ended September 30,	2017
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
New Zealand Earthquake (2011)	$5,807
New Zealand Earthquake (2010)	5,001
April and May U.S. Tornadoes (2011)	(4,163)
Other	(3,881)
Total large catastrophe events	2,764
Small catastrophe events and attritional loss movements
Fort McMurray Wildfire (2016)	(6,386)
Tianjin Explosion (2015)	(4,896)
Other small catastrophe events and attritional loss movements	(9,293)
Total small catastrophe events and attritional loss movements	(20,575)
Total catastrophe and attritional net claims and claim expenses	(17,811)
Actuarial assumption changes	843
Total net favorable development of prior accident years net claims and claim expenses	$(16,968)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2017 of $17.0 million was principally comprised of net adverse development of $2.8 million related to large catastrophe events, net favorable development of $20.6 million related to small catastrophe events and attritional loss movements and $0.8 million of net adverse development associated with actuarial assumption changes. Included in net adverse development of prior accident years net claims and claim expenses from large events was adverse development of $5.8 million related to the 2011 New Zealand Earthquake and $5.0 million related to the 2010 New Zealand Earthquake due to increases in the estimated expected losses associated with these events. Partially offsetting these events was favorable development of $4.2 million and $3.9 million related to the 2011 April and May U.S. Tornadoes and a number of other events, respectively, due to reductions in the estimated ultimate losses associated with these events. Included in net favorable development of prior accident years net claims and claims expenses from small events was a reduction in the estimated ultimate losses associated with the 2016 Fort McMurray Wildfire of $6.4 million and the 2015 Tianjin Explosion of $4.9 million. In addition, the Company’s Property segment experienced net favorable development of $9.3 million associated with a number of other small catastrophe events and attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2018	2017
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(16,234)	$(17,004)
Ogden Rate change	—	33,481
Actuarial assumption changes	(7,786)	(2,462)
Total (favorable) adverse development of prior accident years net claims and claim expenses	$(24,020)	$14,015

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the nine months ended September 30, 2018 of $24.0 million was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business.
The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the nine months ended September 30, 2017 of $14.0 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change, the Company experienced $17.0 million of net favorable development in the nine months ended September 30, 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
NOTE 7.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2017.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$282,585	$295,673	$294,654	$295,303
3.700% Senior Notes due 2025	293,559	297,594	302,781	297,318
5.750% Senior Notes due 2020	256,250	249,520	263,750	249,272
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,924	147,962	157,050	147,730
	$980,318	$990,749	$1,018,235	$989,623

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	87,057
Bilateral Letter of Credit Facility with Citibank Europe	180,416
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$447,473

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At September 30, 2018, no amounts were issued or drawn under these facilities.
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
NOTE 8.    NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2018	December 31, 2017
Redeemable noncontrolling interest - DaVinciRe	$1,085,985	$1,011,659
Redeemable noncontrolling interest - Medici	447,993	284,847
Redeemable noncontrolling interests	$1,533,978	$1,296,506

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Redeemable noncontrolling interest - DaVinciRe	$3,730	$(195,508)	$74,935	$(127,167)
Redeemable noncontrolling interest - Medici	2,710	(8,769)	15,887	(5,171)
Net income (loss) attributable to redeemable noncontrolling interests	$6,440	$(204,277)	$90,822	$(132,338)

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of

DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.1% at September 30, 2018 (December 31, 2017 - 22.1%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$1,082,425	$1,019,918	$1,011,659	$994,458
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(170)	(12,068)	(609)	(78,870)
Sale of shares to redeemable noncontrolling interests	—	—	—	23,921
Net income (loss) attributable to redeemable noncontrolling interest	3,730	(195,508)	74,935	(127,167)
Ending balance	$1,085,985	$812,342	$1,085,985	$812,342

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
2018
During the nine months ended September 30, 2018, third-party investors subscribed for $199.5 million and redeemed $52.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.8% at September 30, 2018.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Beginning balance	$411,003	$222,165	$284,847	$181,136
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(8,720)	(1,400)	(52,223)	(27,310)
Sale of shares to redeemable noncontrolling interests	43,000	9,391	199,482	72,732
Net income (loss) attributable to redeemable noncontrolling interest	2,710	(8,769)	15,887	(5,171)
Ending balance	$447,993	$221,387	$447,993	$221,387

NOTE 9.    VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO is a managed joint venture and a Bermuda domiciled SPI that was formed by the Company primarily to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market.
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
2018
During the nine months ended September 30, 2018, $856.7 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $109.8 million to the Company. At September 30, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.0%.
Amounts received by the Company prior to December 31, 2017 were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and were also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2017. During the nine months ended September 30, 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the nine months ended September 30, 2018.
At September 30, 2018, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $1.6 billion and $1.6 billion, respectively (December 31, 2017 - $1.2 billion and $1.2 billion, respectively).
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
At September 30, 2018, the total assets and total liabilities of Mona Lisa Re were $0.1 million and $0.1 million, respectively (December 31, 2017 - $25.9 million and $25.9 million, respectively). On July 6, 2018, all remaining outstanding series of notes issued by Mona Lisa Re were redeemed and the proceeds were returned to the holders of such notes.
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.2 million and $0.2 million, respectively, during the nine months ended September 30, 2018 (2017 - $0.2 million and $0.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $0.2 million and $0.2 million, respectively, during the nine months ended September 30, 2018 (2017 - $4.0 million and $2.8 million, respectively).

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $8.5 million at September 30, 2018 (December 31, 2017 - $14.1 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums of $9.1 million and ceded premiums earned of $6.8 million during the nine months ended September 30, 2018 (2017 - $9.4 million and $6.2 million, respectively).
Langhorne
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2018 the Company had invested $1.3 million in Langhorne Holdings (December 31, 2017 - $0.6 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of September 30, 2018 the Company had invested $0.1 million in Langhorne Partners (December 31, 2017 - $Nil), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
The Company anticipates that its absolute investment in Langhorne will increase, perhaps materially, as in-force life and annuity blocks of businesses are written. The Company expects its absolute and relative ownership in Langhorne Partners to remain stable. Other than its current and committed future equity investment in Langhorne, the Company has not provided financial or other support to Langhorne that it was not contractually required to provide.

NOTE 10.    SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends, payable to common shareholders of record on each of March 15, 2018, June 15, 2018 and September 14, 2018, of $0.33 per common share, and the Company paid the dividends on March 29, 2018, June 29, 2018 and September 28, 2018, respectively.
The Board of Directors approved the payment of quarterly dividends on the Series C 6.08% Preference Shares, Series E 5.375% Preference Shares and 5.750% Series F Preference Shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates. The amount of the dividend on the Series C 6.08% Preference Shares is an amount per share equal to 6.08% of the liquidation preference per annum (the equivalent to $1.52 per share per annum, or $0.38 per share per quarter). The amount of the dividend on the Series E 5.375% Preference Shares is an amount per share equal to 5.375% of the liquidation preference per annum (the equivalent to $1.34375 per share per annum, or $0.3359375 per share per quarter). The amount of the dividend on the 5.750% Series F Preference Shares is an amount per share equal to 5.750% of the liquidation preference per annum (the equivalent to $1,437.50 per 5.750% Series F Preference Share per annum, or $359.375 per 5.750% Series F Preference Share per quarter, or $1.4375 per Depositary Share per annum, or $0.359375 per Depositary Share per quarter).
During the nine months ended September 30, 2018, the Company paid $20.9 million in preference share dividends (2017 - $16.8 million) and $39.6 million in common share dividends (2017 - $38.6 million).
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
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2018, the Company did not repurchase any of its common shares. At September 30, 2018, $500.0 million remained available for repurchase under the share repurchase program.
NOTE 11.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$32,681	$(504,812)	$281,182	$(241,318)
Amount allocated to participating common shareholders (1)	(294)	(116)	(2,977)	(344)
Net income (loss) allocated to RenaissanceRe common shareholders	$32,387	$(504,928)	$278,205	$(241,662)
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	39,624	39,591	39,606	39,979
Per common share equivalents of employee stock options and restricted shares	13	—	21	—
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,637	39,591	39,627	39,979
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$0.82	$(12.75)	$7.02	$(6.04)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$0.82	$(12.75)	$7.02	$(6.04)

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$301,413	$324,264	$—	$625,677
Net premiums written	$232,632	$220,623	$—	$453,255
Net premiums earned	$293,059	$238,791	$(1)	$531,849
Net claims and claim expenses incurred	265,857	144,671	(18)	410,510
Acquisition expenses	45,524	64,238	(1)	109,761
Operational expenses	25,577	14,976	40	40,593
Underwriting (loss) income	$(43,899)	$14,906	$(22)	(29,015)
Net investment income			80,696	80,696
Net foreign exchange losses			(4,566)	(4,566)
Equity in earnings of other ventures			7,648	7,648
Other income			497	497
Net realized and unrealized gains on investments			13,630	13,630
Corporate expenses			(6,841)	(6,841)
Interest expense			(11,769)	(11,769)
Income before taxes and redeemable noncontrolling interests				50,280
Income tax expense			(1,451)	(1,451)
Net income attributable to redeemable noncontrolling interests			(6,440)	(6,440)
Dividends on preference shares			(9,708)	(9,708)
Net income available to RenaissanceRe common shareholders				$32,681

Net claims and claim expenses incurred – current accident year	$268,022	$151,904	$—	$419,926
Net claims and claim expenses incurred – prior accident years	(2,165)	(7,233)	(18)	(9,416)
Net claims and claim expenses incurred – total	$265,857	$144,671	$(18)	$410,510

Net claims and claim expense ratio – current accident year	91.5%	63.6%		79.0%
Net claims and claim expense ratio – prior accident years	(0.8)%	(3.0)%		(1.8)%
Net claims and claim expense ratio – calendar year	90.7%	60.6%		77.2%
Underwriting expense ratio	24.3%	33.2%		28.3%
Combined ratio	115.0%	93.8%		105.5%

Nine months ended September 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,561,008	$1,201,664	$—	$2,762,672
Net premiums written	$884,541	$836,267	$—	$1,720,808
Net premiums earned	$722,246	$679,271	$(1)	$1,401,516
Net claims and claim expenses incurred	222,195	420,273	(88)	642,380
Acquisition expenses	127,095	185,429	—	312,524
Operational expenses	75,933	43,121	354	119,408
Underwriting income (loss)	$297,023	$30,448	$(267)	327,204
Net investment income			208,528	208,528
Net foreign exchange losses			(11,496)	(11,496)
Equity in earnings of other ventures			14,331	14,331
Other income			480	480
Net realized and unrealized losses on investments			(86,415)	(86,415)
Corporate expenses			(21,875)	(21,875)
Interest expense			(35,304)	(35,304)
Income before taxes and redeemable noncontrolling interests				395,453
Income tax expense			(2,550)	(2,550)
Net income attributable to redeemable noncontrolling interests			(90,822)	(90,822)
Dividends on preference shares			(20,899)	(20,899)
Net income available to RenaissanceRe common shareholders				$281,182

Net claims and claim expenses incurred – current accident year	$395,067	$444,293	$—	$839,360
Net claims and claim expenses incurred – prior accident years	(172,872)	(24,020)	(88)	(196,980)
Net claims and claim expenses incurred – total	$222,195	$420,273	$(88)	$642,380

Net claims and claim expense ratio – current accident year	54.7%	65.4%		59.9%
Net claims and claim expense ratio – prior accident years	(23.9)%	(3.5)%		(14.1)%
Net claims and claim expense ratio – calendar year	30.8%	61.9%		45.8%
Underwriting expense ratio	28.1%	33.6%		30.9%
Combined ratio	58.9%	95.5%		76.7%

Three months ended September 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$325,395	$314,881	$(7)	$640,269
Net premiums written	$269,393	$213,835	$(7)	$483,221
Net premiums earned	$336,838	$210,961	$(7)	$547,792
Net claims and claim expenses incurred	1,044,418	177,433	(155)	1,221,696
Acquisition expenses	17,514	59,248	(1)	76,761
Operational expenses	25,123	17,389	25	42,537
Underwriting (loss) income	$(750,217)	$(43,109)	$124	(793,202)
Net investment income			40,257	40,257
Net foreign exchange losses			(156)	(156)
Equity in earnings of other ventures			1,794	1,794
Other income			2,996	2,996
Net realized and unrealized gains on investments			42,052	42,052
Corporate expenses			(4,413)	(4,413)
Interest expense			(11,799)	(11,799)
Loss before taxes and redeemable noncontrolling interests				(722,471)
Income tax benefit			18,977	18,977
Net loss attributable to redeemable noncontrolling interests			204,277	204,277
Dividends on preference shares			(5,595)	(5,595)
Net loss attributable to RenaissanceRe common shareholders				$(504,812)

Net claims and claim expenses incurred – current accident year	$1,036,586	$172,675	$—	$1,209,261
Net claims and claim expenses incurred – prior accident years	7,832	4,758	(155)	12,435
Net claims and claim expenses incurred – total	$1,044,418	$177,433	$(155)	$1,221,696

Net claims and claim expense ratio – current accident year	307.7%	81.9%		220.8%
Net claims and claim expense ratio – prior accident years	2.4%	2.2%		2.2%
Net claims and claim expense ratio – calendar year	310.1%	84.1%		223.0%
Underwriting expense ratio	12.6%	36.3%		21.8%
Combined ratio	322.7%	120.4%		244.8%

Nine months ended September 30, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,345,271	$1,044,510	$(7)	$2,389,774
Net premiums written	$895,728	$687,381	$(7)	$1,583,102
Net premiums earned	$716,024	$580,085	$(7)	$1,296,102
Net claims and claim expenses incurred	1,116,273	441,801	(710)	1,557,364
Acquisition expenses	75,117	173,179	(2)	248,294
Operational expenses	76,841	54,708	37	131,586
Underwriting (loss) income	$(552,207)	$(89,603)	$668	(641,142)
Net investment income			148,745	148,745
Net foreign exchange gains			11,118	11,118
Equity in earnings of other ventures			5,830	5,830
Other income			7,053	7,053
Net realized and unrealized gains on investments			143,538	143,538
Corporate expenses			(14,335)	(14,335)
Interest expense			(32,416)	(32,416)
Loss before taxes and redeemable noncontrolling interests				(371,609)
Income tax benefit			14,739	14,739
Net loss attributable to RenaissanceRe common shareholders			132,338	132,338
Dividends on preference shares			(16,786)	(16,786)
Net loss attributable to RenaissanceRe common shareholders				$(241,318)

Net claims and claim expenses incurred – current accident year	$1,133,241	$427,786	$—	$1,561,027
Net claims and claim expenses incurred – prior accident years	(16,968)	14,015	(710)	(3,663)
Net claims and claim expenses incurred – total	$1,116,273	$441,801	$(710)	$1,557,364

Net claims and claim expense ratio – current accident year	158.3%	73.7%		120.4%
Net claims and claim expense ratio – prior accident years	(2.4)%	2.5%		(0.2)%
Net claims and claim expense ratio – calendar year	155.9%	76.2%		120.2%
Underwriting expense ratio	21.2%	39.2%		29.3%
Combined ratio	177.1%	115.4%		149.5%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$438	184	$254	Other assets	$—	$254
Interest rate swaps	782	—	782	Other assets	—	782
Foreign currency forward contracts (1)	6,547	—	6,547	Other assets	—	6,547
Foreign currency forward contracts (2)	1,416	40	1,376	Other assets	—	1,376
Credit default swaps	277	—	277	Other assets	—	277
Total	$9,460	$224	$9,236		$—	$9,236

	Derivative Liabilities
At September 30, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$189	184	$5	Other liabilities	$5	$—
Interest rate swaps	232	—	232	Other liabilities	232	—
Foreign currency forward contracts (1)	7,272	504	6,768	Other liabilities	—	6,768
Foreign currency forward contracts (2)	663	40	623	Other liabilities	—	623
Credit default swaps	14	—	14	Other liabilities	—	14
Total	$8,370	$728	$7,642		$237	$7,405

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$684	524	$160	Other assets	$—	$160
Interest rate swaps	424	—	424	Other assets	—	424
Foreign currency forward contracts (1)	3,865	358	3,507	Other assets	—	3,507
Foreign currency forward contracts (2)	39	11	28	Other assets	—	28
Credit default swaps	1,518	—	1,518	Other assets	—	1,518
Total	$6,530	$893	$5,637		$—	$5,637

	Derivative Liabilities
At December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$729	524	$205	Other liabilities	$205	$—
Foreign currency forward contracts (1)	670	—	670	Other liabilities	—	670
Foreign currency forward contracts (2)	115	11	104	Other liabilities	—	104
Credit default swaps	22	—	22	Other liabilities	22	—
Total	$1,536	$535	$1,001		$227	$774

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2018	2017
Interest rate futures	Net realized and unrealized gains (losses) on investments	$2,760	$(3,016)
Interest rate swaps	Net realized and unrealized gains (losses) on investments	(6)	271
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(2,596)	2,056
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	650	(40)
Credit default swaps	Net realized and unrealized gains (losses) on investments	(191)	(1,275)
Total		$617	$(2,004)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2018	2017
Interest rate futures	Net realized and unrealized gains (losses) on investments	$336	$(4,064)
Interest rate swaps	Net realized and unrealized gains (losses) on investments	129	271
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(2,227)	8,339
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	1,302	(940)
Credit default swaps	Net realized and unrealized gains (losses) on investments	(1,228)	(551)
Total		$(1,688)	$3,055

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2018.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2018, the Company had $1.6 billion of notional long positions and $699.0 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2017 - $1.5 billion and $801.1 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2018, the Company had $62.6 million of notional positions paying a fixed rate and $29.5 million receiving a fixed rate denominated in U.S. dollars (December 31, 2017 - $40.3 million and $Nil, respectively).

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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2018, the Company had outstanding underwriting related foreign currency contracts of $354.4 million in notional long positions and $536.4 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $215.4 million and $44.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2018, the Company had outstanding investment portfolio related foreign currency contracts of $109.0 million in notional long positions and $62.4 million in notional short positions, denominated in U.S. dollars (December 31, 2017 - $16.6 million and $5.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company may purchase credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2018, the Company had outstanding credit derivatives of $1.0 million in notional positions to hedge credit risk and $109.7 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2017 - $1.0 million and $18.8 million, respectively).
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

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at September 30, 2018 and December 31, 2017, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017, and condensed consolidating statements of cash flows for the nine months ended September 30, 2018. Each of RenRe North America Holdings Inc. and RenaissanceRe Finance, Inc. is a 100% owned subsidiary of RenaissanceRe. On June 1, 2017, the notes issued by Platinum Underwriters Finance, Inc. (“Platinum Finance”) matured and the Company repaid the aggregate principal amount plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Prior to the liquidation of Platinum Finance, it was a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2017 and “Note 7. Debt and Credit Facilities” in the “Notes to Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$36,092	$110,117	$15,504	$11,383,978	$—	$11,545,691
Cash and cash equivalents	3,734	56	4,372	444,879	—	453,041
Investments in subsidiaries	4,544,513	57,082	1,235,547	—	(5,837,142)	—
Due from subsidiaries and affiliates	101,372	101,579	—	—	(202,951)	—
Premiums receivable	—	—	—	1,787,095	—	1,787,095
Prepaid reinsurance premiums	—	—	—	795,496	—	795,496
Reinsurance recoverable	—	—	—	1,204,059	—	1,204,059
Accrued investment income	—	241	20	46,429	—	46,690
Deferred acquisition costs	—	—	—	497,733	—	497,733
Receivable for investments sold	30	1	6	406,025	—	406,062
Other assets	450,161	19,771	367,408	84,974	(800,590)	121,724
Goodwill and other intangible assets	121,560	—	—	117,243	—	238,803
Total assets	$5,257,462	$288,847	$1,622,857	$16,767,911	$(6,840,683)	$17,096,394
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$4,952,498	$—	$4,952,498
Unearned premiums	—	—	—	2,058,851	—	2,058,851
Debt	352,000	—	842,786	147,963	(352,000)	990,749
Amounts due to subsidiaries and affiliates	6,132	144	129,056	—	(135,332)	—
Reinsurance balances payable	—	—	—	1,970,913	—	1,970,913
Payable for investments purchased	—	17	—	555,539	—	555,556
Other liabilities	12,809	773	9,179	134,181	(9,614)	147,328
Total liabilities	370,941	934	981,021	9,819,945	(496,946)	10,675,895
Redeemable noncontrolling interests	—	—	—	1,533,978	—	1,533,978
Shareholders’ Equity
Total shareholders’ equity	4,886,521	287,913	641,836	5,413,988	(6,343,737)	4,886,521
Total liabilities, noncontrolling interests and shareholders’ equity	$5,257,462	$288,847	$1,622,857	$16,767,911	$(6,840,683)	$17,096,394

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$225,266	$129,732	$31,255	$9,117,186	$—	$9,503,439
Cash and cash equivalents	14,656	139	1,469	1,345,328	—	1,361,592
Investments in subsidiaries	4,105,760	36,140	1,141,733	—	(5,283,633)	—
Due from subsidiaries and affiliates	4,602	91,891	—	—	(96,493)	—
Premiums receivable	—	—	—	1,304,622	—	1,304,622
Prepaid reinsurance premiums	—	—	—	533,546	—	533,546
Reinsurance recoverable	—	—	—	1,586,630	—	1,586,630
Accrued investment income	405	428	82	41,320	—	42,235
Deferred acquisition costs	—	—	—	426,551	—	426,551
Receivable for investments sold	135	51	8	102,951	—	103,145
Other assets	433,468	21,342	430,481	76,703	(840,768)	121,226
Goodwill and other intangible assets	124,960	—	—	118,185	—	243,145
Total assets	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$5,080,408	$—	$5,080,408
Unearned premiums	—	—	—	1,477,609	—	1,477,609
Debt	417,000	—	841,892	147,731	(417,000)	989,623
Amounts due to subsidiaries and affiliates	82,579	54	92,794	—	(175,427)	—
Reinsurance balances payable	—	—	—	989,090	—	989,090
Payable for investments purchased	—	—	—	208,749	—	208,749
Other liabilities	18,298	1,053	14,117	764,432	(5,129)	792,771
Total liabilities	517,877	1,107	948,803	8,668,019	(597,556)	9,538,250
Redeemable noncontrolling interests	—	—	—	1,296,506	—	1,296,506
Shareholders’ Equity
Total shareholders’ equity	4,391,375	278,616	656,225	4,688,497	(5,623,338)	4,391,375
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$531,849	$—	$531,849
Net investment income	6,542	539	1,541	80,472	(8,398)	80,696
Net foreign exchange gains (losses)	3	—	—	(4,569)	—	(4,566)
Equity in earnings of other ventures	—	—	290	7,358	—	7,648
Other income	—	—	—	497	—	497
Net realized and unrealized (losses) gains on investments	(176)	4,479	(73)	9,400	—	13,630
Total revenues	6,369	5,018	1,758	625,007	(8,398)	629,754
Expenses
Net claims and claim expenses incurred	—	—	—	410,510	—	410,510
Acquisition expenses	—	—	—	109,761	—	109,761
Operational expenses	3,570	29	7,493	42,682	(13,181)	40,593
Corporate expenses	3,778	—	—	3,063	—	6,841
Interest expense	1,478	—	9,257	2,512	(1,478)	11,769
Total expenses	8,826	29	16,750	568,528	(14,659)	579,474
(Loss) income before equity in net income of subsidiaries and taxes	(2,457)	4,989	(14,992)	56,479	6,261	50,280
Equity in net income of subsidiaries	45,130	2,735	11,666	—	(59,531)	—
Income (loss) before taxes	42,673	7,724	(3,326)	56,479	(53,270)	50,280
Income tax (expense) benefit	(284)	(1,026)	1,840	(1,981)	—	(1,451)
Net income (loss)	42,389	6,698	(1,486)	54,498	(53,270)	48,829
Net income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Net income (loss) attributable to RenaissanceRe	42,389	6,698	(1,486)	48,058	(53,270)	42,389
Dividends on preference shares	(9,708)	—	—	—	—	(9,708)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$32,681	$6,698	$(1,486)	$48,058	$(53,270)	$32,681

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$42,389	$6,698	$(1,486)	$54,498	$(53,270)	$48,829
Change in net unrealized gains on investments	—	—	—	(382)	—	(382)
Comprehensive income (loss)	42,389	6,698	(1,486)	54,116	(53,270)	48,447
Net income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Comprehensive income (loss) attributable to RenaissanceRe	$42,389	$6,698	$(1,486)	$47,676	$(53,270)	$42,007

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$1,401,516	$—	$1,401,516
Net investment income	18,504	1,629	3,981	208,034	(23,620)	208,528
Net foreign exchange losses	(1)	—	—	(11,495)	—	(11,496)
Equity in earnings of other ventures	—	—	2,045	12,286	—	14,331
Other income	—	—	—	480	—	480
Net realized and unrealized (losses) gains on investments	(821)	4,906	(399)	(90,101)	—	(86,415)
Total revenues	17,682	6,535	5,627	1,520,720	(23,620)	1,526,944
Expenses
Net claims and claim expenses incurred	—	—	—	642,380	—	642,380
Acquisition expenses	—	—	—	312,524	—	312,524
Operational expenses	7,551	60	26,737	113,721	(28,661)	119,408
Corporate expenses	12,498	—	7	9,370	—	21,875
Interest expense	3,694	—	27,763	7,541	(3,694)	35,304
Total expenses	23,743	60	54,507	1,085,536	(32,355)	1,131,491
(Loss) income before equity in net income of subsidiaries and taxes	(6,061)	6,475	(48,880)	435,184	8,735	395,453
Equity in net income of subsidiaries	310,081	4,285	29,005	—	(343,371)	—
Income (loss) before taxes	304,020	10,760	(19,875)	435,184	(334,636)	395,453
Income tax (expense) benefit	(1,939)	(1,273)	5,677	(5,015)	—	(2,550)
Net income (loss)	302,081	9,487	(14,198)	430,169	(334,636)	392,903
Net income attributable to redeemable noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Net income (loss) attributable to RenaissanceRe	302,081	9,487	(14,198)	339,347	(334,636)	302,081
Dividends on preference shares	(20,899)	—	—	—	—	(20,899)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$281,182	$9,487	$(14,198)	$339,347	$(334,636)	$281,182

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$302,081	$9,487	$(14,198)	$430,169	$(334,636)	$392,903
Change in net unrealized gains on investments	—	—	—	(1,707)	—	(1,707)
Comprehensive income (loss)	302,081	9,487	(14,198)	428,462	(334,636)	391,196
Net income attributable to redeemable noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Comprehensive income attributable to noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Comprehensive income (loss) attributable to RenaissanceRe	$302,081	$9,487	$(14,198)	$337,640	$(334,636)	$300,374

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$547,792	$—	$547,792
Net investment income (loss)	5,725	544	(3)	1,335	39,342	(6,686)	40,257
Net foreign exchange losses	—	—	—	—	(156)	—	(156)
Equity in earnings of other ventures	—	—	—	38	1,756	—	1,794
Other income	1	—	—	—	2,995	—	2,996
Net realized and unrealized gains on investments	110	2,186	—	51	39,705	—	42,052
Total revenues	5,836	2,730	(3)	1,424	631,434	(6,686)	634,735
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,221,696	—	1,221,696
Acquisition expenses	—	—	—	—	76,761	—	76,761
Operational expenses	2,910	17	1	6,266	37,752	(4,409)	42,537
Corporate expenses	4,634	—	—	—	(221)	—	4,413
Interest expense	183	—	—	9,258	2,541	(183)	11,799
Total expenses	7,727	17	1	15,524	1,338,529	(4,592)	1,357,206
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(1,891)	2,713	(4)	(14,100)	(707,095)	(2,094)	(722,471)
(Loss) equity in net (loss) income of subsidiaries	(499,408)	928	—	(16,352)	—	514,832	—
(Loss) income before taxes	(501,299)	3,641	(4)	(30,452)	(707,095)	512,738	(722,471)
Income tax benefit (expense)	2,082	(890)	29	3,307	14,449	—	18,977
Net (loss) income	(499,217)	2,751	25	(27,145)	(692,646)	512,738	(703,494)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Net (loss) income attributable to RenaissanceRe	(499,217)	2,751	25	(27,145)	(488,369)	512,738	(499,217)
Dividends on preference shares	(5,595)	—	—	—	—	—	(5,595)
Net (loss) income (attributable) available attributable to RenaissanceRe common shareholders	$(504,812)	$2,751	$25	$(27,145)	$(488,369)	$512,738	$(504,812)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the three months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(499,217)	$2,751	$25	$(27,145)	$(692,646)	$512,738	$(703,494)
Change in net unrealized gains on investments	—	—	—	—	300	—	300
Comprehensive (loss) income	(499,217)	2,751	25	(27,145)	(692,346)	512,738	(703,194)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	—	—	204,277	—	204,277
Comprehensive (loss) income attributable to RenaissanceRe	$(499,217)	$2,751	$25	$(27,145)	$(488,069)	$512,738	$(498,917)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,296,102	$—	$1,296,102
Net investment income	16,466	1,436	1,373	1,843	146,816	(19,189)	148,745
Net foreign exchange (losses) gains	(1)	—	—	—	11,119	—	11,118
Equity in (losses) earnings of other ventures	—	—	—	(412)	6,242	—	5,830
Other income	—	—	—	—	7,053	—	7,053
Net realized and unrealized gains (losses) on investments	155	6,528	4,916	(217)	132,156	—	143,538
Total revenues	16,620	7,964	6,289	1,214	1,599,488	(19,189)	1,612,386
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,557,364	—	1,557,364
Acquisition expenses	—	—	—	—	248,294	—	248,294
Operational expenses	9,398	57	86	20,892	116,212	(15,059)	131,586
Corporate expenses	14,640	—	—	—	(305)	—	14,335
Interest expense	464	—	2,461	22,401	7,554	(464)	32,416
Total expenses	24,502	57	2,547	43,293	1,929,119	(15,523)	1,983,995
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(7,882)	7,907	3,742	(42,079)	(329,631)	(3,666)	(371,609)
Equity in net (loss) income of subsidiaries	(219,309)	3,234	28,028	20,584	—	167,463	—
(Loss) income before taxes	(227,191)	11,141	31,770	(21,495)	(329,631)	163,797	(371,609)
Income tax benefit (expense)	2,659	(2,572)	(1,175)	9,281	6,546	—	14,739
Net (loss) income	(224,532)	8,569	30,595	(12,214)	(323,085)	163,797	(356,870)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,338	—	132,338
Net (loss) income attributable to RenaissanceRe	(224,532)	8,569	30,595	(12,214)	(190,747)	163,797	(224,532)
Dividends on preference shares	(16,786)	—	—	—	—	—	(16,786)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(241,318)	$8,569	$30,595	$(12,214)	$(190,747)	$163,797	$(241,318)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(224,532)	$8,569	$30,595	$(12,214)	$(323,085)	$163,797	$(356,870)
Change in net unrealized gains on investments	—	—	—	—	(972)	—	(972)
Comprehensive (loss) income	(224,532)	8,569	30,595	(12,214)	(324,057)	163,797	(357,842)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,338	—	132,338
Comprehensive loss attributable to noncontrolling interests	—	—	—	—	132,338	—	132,338
Comprehensive (loss) income attributable to RenaissanceRe	$(224,532)	$8,569	$30,595	$(12,214)	$(191,719)	$163,797	$(225,504)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(5,869)	$1,496	$16,194	$876,705	$888,526
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	384,818	91,118	45,459	7,700,086	8,221,481
Purchases of fixed maturity investments trading	(281,994)	(65,988)	(20,806)	(8,323,900)	(8,692,688)
Net (purchases) sales of equity investments trading	—	(624)	—	16,114	15,490
Net sales (purchases) of short term investments	85,598	360	(9,206)	(1,542,203)	(1,465,451)
Net purchases of other investments	—	—	—	(130,649)	(130,649)
Net purchases of investments in other ventures	—	—	—	(20,952)	(20,952)
Return of investment from investments in other ventures	—	—	—	8,464	8,464
Dividends and return of capital from subsidiaries	511,098	—	—	(511,098)	—
Contributions to subsidiaries	(686,106)	(16,847)	(65,000)	767,953	—
Due (from) to subsidiary	(193,249)	(9,598)	36,262	166,585	—
Net cash used in investing activities	(179,835)	(1,579)	(13,291)	(1,869,600)	(2,064,305)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(39,611)	—	—	—	(39,611)
Dividends paid – preference shares	(20,899)	—	—	—	(20,899)
Issuance of preference shares, net of expenses	242,371	—	—	—	242,371
Net third party redeemable noncontrolling interest share transactions	—	—	—	96,021	96,021
Taxes paid on withholding shares	(7,079)	—	—	—	(7,079)
Net cash provided by financing activities	174,782	—	—	96,021	270,803
Effect of exchange rate changes on foreign currency cash	—	—	—	(3,575)	(3,575)
Net (decrease) increase in cash and cash equivalents	(10,922)	(83)	2,903	(900,449)	(908,551)
Cash and cash equivalents, beginning of period	14,656	139	1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$3,734	$56	$4,372	$444,879	$453,041

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(6,870)	$(8,209)	$(2,262)	$(343,093)	$962,136	$601,702
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	106,761	74,455	289,741	279,830	6,912,215	7,663,002
Purchases of fixed maturity investments trading	(118,402)	(69,168)	(143,991)	(270,785)	(7,195,939)	(7,798,285)
Net (purchases) sales of equity investments trading	—	(1,708)	85,324	—	(22,045)	61,571
Net sales (purchases) of short term investments	205,864	(4,495)	41,299	(305)	(388,689)	(146,326)
Net sales of other investments	—	—	—	—	5,181	5,181
Return of investment from investment in other ventures	—	—	—	—	20,000	20,000
Dividends and return of capital from subsidiaries	285,515	9,175	—	41,866	(336,556)	—
Contributions to subsidiaries	(500,000)	—	(26,649)	(9,175)	535,824	—
Due (from) to subsidiaries	290,130	14	(123)	4,062	(294,083)	—
Net cash provided by (used in) investing activities	269,868	8,273	245,601	45,493	(764,092)	(194,857)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(38,624)	—	—	—	—	(38,624)
Dividends paid – preference shares	(16,786)	—	—	—	—	(16,786)
RenaissanceRe common share repurchases	(188,591)	—	—	—	—	(188,591)
Repayment of debt	—	—	(250,000)	—	—	(250,000)
Issuance of debt, net of expenses	—	—	—	295,866	—	295,866
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(44,193)	(44,193)
Taxes paid on withholding shares	(13,694)	—	—	—	—	(13,694)
Net cash (used in) provided by financing activities	(257,695)	—	(250,000)	295,866	(44,193)	(256,022)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	9,596	9,596
Net increase (decrease) in cash and cash equivalents	5,303	64	(6,661)	(1,734)	163,447	160,419
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$12,370	$226	$10	$7,663	$561,307	$581,576
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 16.     SUBSEQUENT EVENTS
Acquisition of Tokio Millennium Re
On October 30, 2018, the Company announced it had entered into a Stock Purchase Agreement by and among the Company, Tokio Marine & Nichido Fire Insurance Co. Ltd. and, with respect to certain sections only, Tokio Marine Holdings, Inc. (the “TMR Stock Purchase Agreement”), pursuant to which the Company has agreed, subject to the terms and conditions therein, to cause its wholly owned subsidiary RenaissanceRe Specialty Holdings (UK) Limited to purchase all of the share capital of Tokio Millennium Re AG and Tokio Millennium Re (UK) Limited, together with their respective subsidiaries (the “TMR Group Entities”). This transaction is expected to close in the first half of 2019, subject to the closing conditions set forth in the TMR Stock Purchase Agreement, including receipt of required regulatory approvals.
State Farm Stock Purchase
On October 30, 2018, the Company also announced entry into an Investment Agreement by and between the Company and State Farm Mutual Automobile Insurance Company (“State Farm”), pursuant to which State Farm has agreed, subject to the terms and conditions therein, to purchase 1,947,496 Common Shares of the Company in exchange for $250.0 million in a private placement. This transaction is expected to close in the fourth quarter of 2018, subject to the expiration of the waiting period under the Hart-Scott-Rodino Act.
Investment in Catalina Holdings (Bermuda) Ltd (“Catalina”)
In January 2018, the Company announced it had signed a definitive agreement to acquire a minority shareholding in Catalina, subject to regulatory approval and other closing conditions. On October 10, 2018, the Company closed on its investment and became a minority shareholder alongside Catalina’s management.
Hurricane Michael
The Company currently estimates, on a preliminary basis, that losses from Hurricane Michael will have an estimated net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of approximately $100.0 million on its fourth quarter 2018 results of operations.
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. The Company’s estimate of Hurricane Michael’s impact on the financial results is based on a review of its potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques.
Meaningful uncertainty regarding the estimates and the nature and extent of the losses from the Hurricane Michael remains, driven by the magnitude and recent occurrence, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. Accordingly, the Company’s actual net negative impact from this event may vary from these preliminary estimates, perhaps materially. Updated estimates related to this event will be reflected in RenaissanceRe’s fourth quarter 2018 results of operations, when reported, and changes in these estimates will be recorded in the period in which they occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2018 and 2017, respectively, as well as our liquidity and capital resources at September 30, 2018. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2017. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Acquisition of Tokio Millennium Re
On October 30, 2018, we announced that we entered into the TMR Stock Purchase Agreement, pursuant to which we agreed, subject to the terms and conditions therein, to cause our wholly owned subsidiary RenaissanceRe Specialty Holdings (UK) Limited to purchase all of the share capital of the TMR Group Entities (the “TMR Stock Purchase”). The TMR Stock Purchase is expected to close in the first half of 2019, subject to the closing conditions set forth in the TMR Stock Purchase Agreement, including receipt of required regulatory approvals. The TMR Group Entities comprise the treaty reinsurance business of Tokio Marine Holdings, Inc., including its third party capital management fronting business. If consummated, the transaction would add a large portfolio of reinsurance risk to our own portfolio, currently representing approximately $1.3 billion of incremental reinsurance premium. Following the closing, we anticipate re-underwriting this portfolio over time, and currently estimate that, in light of our existing risk appetite, we will target approximately $700.0 million of gross reinsurance premiums. We will continue to evaluate the TMR Group Entities’ operations in the period prior to closing, and it is possible that our analysis or views will evolve. We cannot assure you that the current cedents or other business partners of the TMR Group Entities will renew their business with us, and renewal of the current TMR Group Entities portfolio is not a condition to closing of the TMR Stock Purchase. Moreover, in the near to medium term we expect operational expenses to increase as we undertake the process of integrating the TMR Group Entities and their operations into our own after the closing.
State Farm Stock Purchase
On October 30, 2018, we also announced that we entered into an Investment Agreement with State Farm, pursuant to which State Farm has agreed, subject to the terms and conditions therein, to purchase 1,947,496 Common Shares of the Company in exchange for $250.0 million in a private placement (the “State Farm Stock Purchase”). The State Farm Stock Purchase is expected to close in the fourth quarter of 2018, subject to the expiration of the waiting period under the Hart-Scott-Rodino Act.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2018, compared to the third quarter of 2017.

Three months ended September 30,	2018	2017	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$625,677	$640,269	$(14,592)
Net premiums written	$453,255	$483,221	$(29,966)
Net premiums earned	$531,849	$547,792	$(15,943)
Net claims and claim expenses incurred	410,510	1,221,696	(811,186)
Acquisition expenses	109,761	76,761	33,000
Operational expenses	40,593	42,537	(1,944)
Underwriting loss	$(29,015)	$(793,202)	$764,187

Net investment income	$80,696	$40,257	$40,439
Net realized and unrealized gains on investments	13,630	42,052	(28,422)
Total investment result	$94,326	$82,309	$12,017

Net income (loss)	$48,829	$(703,494)	$752,323
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$32,681	$(504,812)	$537,493

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$0.82	$(12.75)	$13.57
Dividends per common share	$0.33	$0.32	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	79.0%	220.8%	(141.8)%
Net claims and claim expense ratio – prior accident years	(1.8)%	2.2%	(4.0)%
Net claims and claim expense ratio – calendar year	77.2%	223.0%	(145.8)%
Underwriting expense ratio	28.3%	21.8%	6.5%
Combined ratio	105.5%	244.8%	(139.3)%

Return on average common equity - annualized	3.1%	(47.2)%	50.3%

Book value	September 30, 2018	June 30, 2018	Change
Book value per common share	$105.21	$104.56	$0.65
Accumulated dividends per common share	18.99	18.66	0.33
Book value per common share plus accumulated dividends	$124.20	$123.22	$0.98
Change in book value per common share plus change in accumulated dividends	0.9%

Net income available to RenaissanceRe common shareholders was $32.7 million in the third quarter of 2018, compared to a net loss attributable to RenaissanceRe common shareholders of $504.8 million in the third quarter of 2017, an increase of $537.5 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2018, we generated an annualized return on average common equity of 3.1% and our book value per common share increased from $104.56 at June 30, 2018 to $105.21 at September 30, 2018, a 0.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the third quarter of 2018, on a comparative basis to the third quarter of 2017, include:

•
Impact of Catastrophe Events - we had a net negative impact on our net income available to RenaissanceRe common shareholders of $151.9 million from Typhoons Jebi, Mangkut and Trami, Hurricane Florence and the wildfires in California during the third quarter of 2018 (collectively, the “Q3 2018 Catastrophe Events”), compared to a net negative impact of $615.1 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake and certain losses associated with aggregate loss contracts (collectively referred to as the “Q3 2017 Large Loss Events”) recorded in the third quarter of 2017;

•
Underwriting Results - we incurred an underwriting loss of $29.0 million and a combined ratio of 105.5% in the third quarter of 2018, compared to an underwriting loss of $793.2 million and a combined ratio of 244.8% in the third quarter of 2017. Our underwriting loss in the third quarter of 2018 was comprised of an underwriting loss of $43.9 million in our Property segment, partially offset by underwriting income of $14.9 million in our Casualty and Specialty segment. Principally impacting our underwriting results in the third quarter of 2018 were the Q3 2018 Catastrophe Events, which resulted in an underwriting loss of $178.0 million and added 34.4 percentage points to the combined ratio. In comparison, the third quarter of 2017 underwriting loss included the impacts of the Q3 2017 Large Loss Events, which resulted in an underwriting loss of $838.7 million and added 156.0 percentage points to the combined ratio in the third quarter of 2017;

•
Gross Premiums Written - our gross premiums written decreased by $14.6 million, or 2.3%, to $625.7 million, in the third quarter of 2018, compared to the third quarter of 2017, driven by a decrease of $24.0 million in the Property segment, partially offset by an increase of $9.4 million in the Casualty and Specialty segment. Included in gross premiums written in the third quarter of 2018 was $16.9 million of reinstatement premiums written associated with the Q3 2018 Catastrophe Events, and $102.3 million of gross premiums written associated with the large, non-recurring reinsurance transactions noted below, each within our Property segment. Included in gross premiums written in the third quarter of 2017 was $169.8 million of reinstatement premiums written associated with the Q3 2017 Large Loss Events;

•
Non-recurring Reinsurance Transactions - our net premiums earned and net income available to RenaissanceRe common shareholders increased by $54.2 million and $41.9 million, respectively, from certain large, non-recurring reinsurance transactions, which are reflected in the Property segment. While we expect these transactions to be non-recurring, we believe this reflects our differentiated strategy, our capability to provide bespoke or large solutions for our clients and our continued focus on serving our clients with unique coverages;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $94.3 million in the third quarter of 2018, compared to $82.3 million in the third quarter of 2017, an increase of $12.0 million. The increase in the total investment result was principally due to an increase in net investment income, which was partially offset by lower realized and unrealized gains on investments. The increase in net investment income was principally driven by higher average invested assets and higher interest rates within our fixed maturity and short term investments portfolios, combined with higher returns in our catastrophe bond portfolio included in other investments. Conversely, net realized and unrealized gains were lower in the third quarter of 2018, compared to the third quarter of 2017, as a result of the higher interest rates experienced during the current quarter, generating both realized and unrealized losses in our fixed maturity investments portfolio; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $6.4 million in the third quarter of 2018, compared to a net loss attributable to noncontrolling interests of $204.3 million in the third quarter of 2017. The improvement was principally due to DaVinciRe generating underwriting income in the third quarter of

2018, compared to significant underwriting losses in the third quarter of 2017 driven by the Q3 2017 Large Loss Events. Our ownership in DaVinciRe was 22.1% at September 30, 2018, compared to 23.5% at September 30, 2017.
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
Meaningful uncertainty remains regarding the estimates, and the nature and extent of the losses, associated with the Q3 2018 Catastrophe Events, driven by the magnitude and recent occurrence of each event, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data below provides additional information detailing the net negative impact of the Q3 2018 Catastrophe Events on our consolidated financial statements in the third quarter of 2018.

Three months ended September 30, 2018	Typhoon Jebi	Hurricane Florence	Other Q3 2018 Catastrophe Events (1)	Total Q3 2018 Catastrophe Events
(in thousands, except percentages)
Net claims and claims expenses incurred	$(90,228)	$(74,040)	$(32,763)	$(197,031)
Assumed reinstatement premiums earned	6,997	9,067	866	16,930
Ceded reinstatement premiums earned	—	(112)	—	(112)
Lost profit commissions	1,973	313	(109)	2,177
Net negative impact on underwriting result	(81,258)	(64,772)	(32,006)	(178,036)
Redeemable noncontrolling interest - DaVinciRe	13,507	8,593	3,987	26,087
Net negative impact on net income available to RenaissanceRe common shareholders	$(67,751)	$(56,179)	$(28,019)	$(151,949)
Percentage point impact on consolidated combined ratio	15.5	12.3	6.1	34.4

Net negative impact on Property segment underwriting result	$(80,258)	$(64,772)	$(32,006)	$(177,036)
Net negative impact on Casualty and Specialty segment underwriting result	(1,000)	—	—	(1,000)
Net negative impact on underwriting result	$(81,258)	$(64,772)	$(32,006)	$(178,036)

(1) Other Q3 2018 Catastrophe Events includes Typhoons Mangkhut and Trami and the wildfires in California during the third quarter of 2018.

The financial data below provides additional information detailing the net negative impact of the Q3 2017 Large Loss Events on our consolidated financial statements in the third quarter of 2017.

Three months ended September 30, 2017	Q3 2017 Large Loss Events
(in thousands, except percentages)
Net claims and claim expenses incurred	$(1,009,270)
Reinstatement premiums earned	169,773
Ceded reinstatement premiums earned	(28,805)
Earned profit commissions	29,638
Net negative impact on underwriting result	(838,664)
Redeemable noncontrolling interest - DaVinciRe	223,559
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(615,105)
Percentage point impact on consolidated combined ratio	156.0

Net negative impact on Property segment underwriting result	$(808,648)
Net negative impact on Casualty and Specialty segment underwriting result	(30,016)
Net negative impact on underwriting result	$(838,664)

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$301,413	$325,395	$(23,982)
Net premiums written	$232,632	$269,393	$(36,761)
Net premiums earned	$293,059	$336,838	$(43,779)
Net claims and claim expenses incurred	265,857	1,044,418	(778,561)
Acquisition expenses	45,524	17,514	28,010
Operational expenses	25,577	25,123	454
Underwriting loss	$(43,899)	$(750,217)	$706,318

Net claims and claim expenses incurred – current accident year	$268,022	$1,036,586	$(768,564)
Net claims and claim expenses incurred – prior accident years	(2,165)	7,832	(9,997)
Net claims and claim expenses incurred – total	$265,857	$1,044,418	$(778,561)

Net claims and claim expense ratio – current accident year	91.5%	307.7%	(216.2)%
Net claims and claim expense ratio – prior accident years	(0.8)%	2.4%	(3.2)%
Net claims and claim expense ratio – calendar year	90.7%	310.1%	(219.4)%
Underwriting expense ratio	24.3%	12.6%	11.7%
Combined ratio	115.0%	322.7%	(207.7)%

Property Gross Premiums Written
In the third quarter of 2018, our Property segment gross premiums written decreased by $24.0 million, or 7.4%, to $301.4 million, compared to $325.4 million in the third quarter of 2017.

Gross premiums written in the catastrophe class of business were $212.3 million in the third quarter of 2018, a decrease of $31.2 million, or 12.8%, compared to the third quarter of 2017. Included in the catastrophe class of business in the third quarter of 2018 was $102.3 million of gross premiums written associated with the large, non-recurring reinsurance transactions noted above and $16.8 million of reinstatement premiums written associated with the Q3 2018 Catastrophe Events, as compared to the third quarter of 2017 which included $162.2 million of reinstatement premiums written associated with the Q3 2017 Large Loss Events. Excluding the reinstatement premiums written in each period associated with the respective catastrophe events, gross premiums written in the catastrophe class of business would have increased by $114.3 million, or 140.6%, which was primarily a result of expanded participation on existing transactions and certain new transactions we believe have comparably attractive risk-return attributes, including the large, non-recurring reinsurance transactions noted above.
Gross premiums written in the other property class of business were $89.1 million in the third quarter of 2018, an increase of $7.2 million, or 8.8%, compared to the third quarter of 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth in the Lloyd’s underwriting platform, both from existing relationships and through new opportunities.
Property Ceded Premiums Written

Three months ended September 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Property	$68,781	$56,002	$12,779

Ceded premiums written in our Property segment were $68.8 million in the third quarter of 2018, an increase of $12.8 million, or 22.8%, compared to the third quarter of 2017. The increase was principally due to additional purchases of retrocessional reinsurance as part of the management of our risk portfolio.
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
Property Underwriting Results
Our Property segment incurred an underwriting loss of $43.9 million in the third quarter of 2018, compared to an underwriting loss of $750.2 million in the third quarter of 2017. In the third quarter of 2018, our Property segment generated a net claims and claim expense ratio of 90.7%, an underwriting expense ratio of 24.3% and a combined ratio of 115.0%, compared to 310.1%, 12.6% and 322.7%, respectively, in the third quarter of 2017.
Principally impacting the Property segment underwriting result and combined ratio in the third quarter of 2018 were the Q3 2018 Catastrophe Events, which resulted in a net negative impact on the underwriting result of $177.0 million and added 63.2 percentage points to the combined ratio. In addition, the underwriting result in the third quarter of 2018 was positively impacted by $52.9 million of underwriting income associated with the large, non-recurring reinsurance transactions noted above. In comparison, the third quarter of 2017 was impacted by the Q3 2017 Large Loss Events which resulted in a net negative impact on the underwriting result of $808.6 million and added 252.0 percentage points to the Property segment combined ratio.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$324,264	$314,881	$9,383
Net premiums written	$220,623	$213,835	$6,788
Net premiums earned	$238,791	$210,961	$27,830
Net claims and claim expenses incurred	144,671	177,433	(32,762)
Acquisition expenses	64,238	59,248	4,990
Operational expenses	14,976	17,389	(2,413)
Underwriting income (loss)	$14,906	$(43,109)	$58,015

Net claims and claim expenses incurred – current accident year	$151,904	$172,675	$(20,771)
Net claims and claim expenses incurred – prior accident years	(7,233)	4,758	(11,991)
Net claims and claim expenses incurred – total	$144,671	$177,433	$(32,762)

Net claims and claim expense ratio – current accident year	63.6%	81.9%	(18.3)%
Net claims and claim expense ratio – prior accident years	(3.0)%	2.2%	(5.2)%
Net claims and claim expense ratio – calendar year	60.6%	84.1%	(23.5)%
Underwriting expense ratio	33.2%	36.3%	(3.1)%
Combined ratio	93.8%	120.4%	(26.6)%

Casualty and Specialty Gross Premiums Written
In the third quarter of 2018, our Casualty and Specialty segment gross premiums written increased by $9.4 million, or 3.0%, to $324.3 million, compared to $314.9 million in the third quarter of 2017. The $9.4 million increase was principally due to continued and selective growth from new business opportunities within certain classes of business.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$103,641	$101,046	$2,595

Ceded premiums written in our Casualty and Specialty segment were $103.6 million in the third quarter of 2018, compared to $101.0 million in the third quarter of 2017, an increase of $2.6 million, primarily as a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $14.9 million and had a combined ratio of 93.8% in the third quarter of 2018, compared to an underwriting loss of $43.1 million and a combined ratio of 120.4%, in the third quarter of 2017. The improvement in the Casualty and Specialty segment combined ratio was principally driven by a 23.5 percentage point decrease in the net claims and claim expense ratio, primarily the result of significant net claims and claim expenses associated with the Q3 2017 Large Loss Events in the third quarter of 2017. In addition, the Casualty and Specialty segment was favorably impacted by a 3.1 percentage point decrease in the underwriting expense ratio, as a result of decreases in both the net acquisition ratio and operating expense ratio due to the combination of improved operating leverage and lower operating expenses.

During the third quarter of 2018, the Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $7.2 million, or 3.0 percentage points, compared to net adverse development on prior accident years net claims and claim expenses of $4.8 million, or 2.2 percentage points, in the third quarter of 2017. The net favorable development during the third quarter of 2018 was principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business.
Net Investment Income

Three months ended September 30,	2018	2017	Change
(in thousands)
Fixed maturity investments	$55,725	$45,305	$10,420
Short term investments	9,403	2,771	6,632
Equity investments trading	903	930	(27)
Other investments
Private equity investments	8,723	6,371	2,352
Other	8,665	(11,491)	20,156
Cash and cash equivalents	1,104	352	752
	84,523	44,238	40,285
Investment expenses	(3,827)	(3,981)	154
Net investment income	$80,696	$40,257	$40,439

Net investment income was $80.7 million in the third quarter of 2018, compared to $40.3 million in the third quarter of 2017, an increase of $40.4 million, principally driven by higher average invested assets and higher interest rates within our fixed maturity and short term investments portfolios, combined with higher returns in the catastrophe bond portfolio included in other investments.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $9.1 million in the third quarter of 2018, compared to unrealized losses of $9.8 million in the third quarter of 2017.
Net Realized and Unrealized Gains on Investments

Three months ended September 30,	2018	2017	Change
(in thousands)
Gross realized gains	$5,229	$16,343	$(11,114)
Gross realized losses	(15,327)	(6,126)	(9,201)
Net realized (losses) gains on fixed maturity investments	(10,098)	10,217	(20,315)
Net unrealized (losses) gains on fixed maturity investments trading	(8,730)	5,545	(14,275)
Net realized and unrealized gains (losses) on investments-related derivatives	2,563	(4,020)	6,583
Net realized gains on equity investments trading	21,259	13,675	7,584
Net unrealized gains on equity investments trading	8,636	16,635	(7,999)
Net realized and unrealized gains on investments	$13,630	$42,052	$(28,422)

An important element of our investment strategy is to seek to preserve capital and provide us with a high level of liquidity. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. Therefore, as interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.

Net realized and unrealized gains on investments were $13.6 million in the third quarter of 2018, compared to net realized and unrealized gains of $42.1 million in the third quarter of 2017, a decrease of $28.4 million. Principally impacting our net realized and unrealized gains on investments were net realized and unrealized losses on our portfolio of fixed maturity investments trading of $18.8 million during the third quarter of 2018, compared to net realized and unrealized gains of $15.8 million in the third quarter of 2017, a decrease of $34.6 million. This decrease was primarily driven by an upward shift in the interest rate yield curve during the third quarter of 2018, compared to a tightening of credit spreads and a less significant increase in interest rates in the third quarter of 2017.
Net Foreign Exchange Losses

Three months ended September 30,	2018	2017	Change
(in thousands)
Net foreign exchange losses	$(4,566)	$(156)	$(4,410)

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
Equity in Earnings of Other Ventures

Three months ended September 30,	2018	2017	Change
(in thousands)
Tower Hill Companies	$4,629	$(383)	$5,012
Top Layer Re	2,170	2,722	(552)
Other	849	(545)	1,394
Total equity in earnings of other ventures	$7,648	$1,794	$5,854

Equity in earnings of other ventures primarily represents our pro-rata share of the net income (loss) from our investments in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Select Insurance Holdings, Inc., Tower Hill Signature Insurance Holdings, Inc. and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Equity in earnings of other ventures was $7.6 million in the third quarter of 2018, compared to $1.8 million in the third quarter of 2017, an increase of $5.9 million, principally driven by improved profitability of the Tower Hill Companies.

Other Income

Three months ended September 30,	2018	2017	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$543	$2,793	$(2,250)
Other items	(46)	203	(249)
Total other income	$497	$2,996	$(2,499)

In the third quarter of 2018, we generated other income of $0.5 million, compared to $3.0 million in the third quarter of 2017, a decrease of $2.5 million, principally driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended September 30,	2018	2017	Change
(in thousands)
Corporate expenses	$6,841	$4,413	$2,428

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $6.8 million in the third quarter of 2018, compared to $4.4 million in the third quarter of 2017, principally as a result of changes in the allocation of operating and corporate expenses to better reflect the nature of those expenses.
Income Tax (Expense) Benefit

Three months ended September 30,	2018	2017	Change
(in thousands)
Income tax (expense) benefit	$(1,451)	$18,977	$(20,428)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $1.5 million in the third quarter of 2018, compared to an income tax benefit of $19.0 million in the third quarter of 2017. The income tax benefit recorded in the third quarter of 2017 was principally driven by the underwriting losses associated with the Q3 2017 Large Loss Events.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2018	2017	Change
(in thousands)
Net (income) loss attributable to redeemable noncontrolling interests	$(6,440)	$204,277	$(210,717)

Our net income attributable to redeemable noncontrolling interests was $6.4 million in the third quarter of 2018, compared to a net loss attributable to redeemable noncontrolling interests of $204.3 million in the third quarter of 2017, a change of $210.7 million, principally due to DaVinciRe generating underwriting income in the third quarter of 2018, compared to significant underwriting losses in the third quarter of 2017 driven by the Q3 2017 Large Loss Events. Our ownership in DaVinciRe was 22.1% at September 30, 2018, compared to 23.5% at September 30, 2017. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

Nine months ended September 30,	2018	2017	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,762,672	$2,389,774	$372,898
Net premiums written	$1,720,808	$1,583,102	$137,706
Net premiums earned	$1,401,516	$1,296,102	$105,414
Net claims and claim expenses incurred	642,380	1,557,364	(914,984)
Acquisition expenses	312,524	248,294	64,230
Operational expenses	119,408	131,586	(12,178)
Underwriting income (loss)	$327,204	$(641,142)	$968,346

Net investment income	$208,528	$148,745	$59,783
Net realized and unrealized (losses) gains on investments	(86,415)	143,538	(229,953)
Total investment result	$122,113	$292,283	$(170,170)

Net income (loss)	$392,903	$(356,870)	$749,773
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$281,182	$(241,318)	$522,500

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$7.02	$(6.04)	$13.06
Dividends per common share	$0.99	$0.96	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	59.9%	120.4%	(60.5)%
Net claims and claim expense ratio – prior accident years	(14.1)%	(0.2)%	(13.9)%
Net claims and claim expense ratio – calendar year	45.8%	120.2%	(74.4)%
Underwriting expense ratio	30.9%	29.3%	1.6%
Combined ratio	76.7%	149.5%	(72.8)%

Return on average common equity - annualized	9.1%	(7.4)%	16.5%

Book value	September 30, 2018	December 31, 2017	Change
Book value per common share	$105.21	$99.72	$5.49
Accumulated dividends per common share	18.99	18.00	0.99
Book value per common share plus accumulated dividends	$124.20	$117.72	$6.48
Change in book value per common share plus change in accumulated dividends	6.5%

Net income available to RenaissanceRe common shareholders was $281.2 million in the nine months ended September 30, 2018, compared to net loss attributable to RenaissanceRe common shareholders of $241.3 million in the nine months ended September 30, 2017, an increase of $522.5 million. As a result of our net income available to RenaissanceRe common shareholders in the nine months ended September 30, 2018, we generated an annualized return on average common equity of 9.1% and our book value per common share increased from $99.72 at December 31, 2017 to $105.21 at September 30, 2018, a 6.5% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the nine months ended September 30, 2018, on a comparative basis to the nine months ended September 30, 2017, include:

•
Impact of Catastrophe Events - we had a net negative impact on our net income available to RenaissanceRe common shareholders of $151.9 million from the Q3 2018 Catastrophe Events was partially offset by a net positive impact of $110.4 million resulting from decreases in the estimates of the net negative impact of the 2017 Catastrophe Events, compared to a net negative impact of $615.1 million associated with the Q3 2017 Large Loss Events recorded in the nine months ended September 30, 2017;

•
Underwriting Results - we generated underwriting income of $327.2 million and had a combined ratio of 76.7% in the nine months ended September 30, 2018, compared to an underwriting loss of $641.1 million and a combined ratio of 149.5%, in the nine months ended September 30, 2017. Our underwriting income in the nine months ended September 30, 2018 was comprised of $297.0 million of underwriting income in our Property segment and $30.4 million of underwriting income in our Casualty and Specialty segment.

Included in our underwriting result is the net negative impact associated with the Q3 2018 Catastrophe Events of $178.0 million, partially offset by the net positive impact of a decrease in the estimate of the net negative impact on the underwriting result from the 2017 Catastrophe Events of $127.7 million during the nine months ended September 30, 2018, which collectively, increased the combined ratio by 3.5 percentage points, principally within our Property segment. In comparison, in the nine months ended September 30, 2017 the underwriting result experienced a net negative impact of $838.7 million, or an increase in the combined ratio of 66.6 percentage points, associated with the Q3 2017 Large Loss Events;

•
Non-recurring Reinsurance Transactions - our results for the nine months ended September 30, 2018 include certain large, non-recurring reinsurance transactions, which are reflected in our Property segment and increased net premiums earned by $54.2 million and net income available to RenaissanceRe common shareholders by $41.9 million. While we expect these transactions to be non-recurring, we believe this reflects our differentiated strategy, our capability to provide bespoke or large solutions for our clients and our continued focus on serving our clients with unique coverages;

•
Gross Premiums Written - our gross premiums written increased by $372.9 million, or 15.6%, to $2.8 billion, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, driven primarily by increases of $215.7 million in the Property segment and $157.2 million in the Casualty and Specialty segment. Included in gross premiums written in the nine months ended September 30, 2018 was 16.9 million of reinstatement premiums written associated with the Q3 2018 Catastrophe Events, and $102.3 million of gross premiums written associated with the large, non-recurring reinsurance transactions noted above, each principally within our Property segment. Included in the gross premiums written in the nine months ended September 30, 2017 was $169.8 million of reinstatement premiums written associated with the Q3 2017 Large Loss Events;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $122.1 million in the nine months ended September 30, 2018, compared to a gain of $292.3 million in the nine months ended September 30, 2017, a decrease of $170.2 million. Impacting the investment result were net realized and unrealized losses on our fixed maturity investments trading, partially offset by higher net investment income from our portfolios of fixed maturity investments trading and short term investments, primarily driven by higher average invested assets and the impact of interest rate increases during recent periods. In addition, we experienced higher returns in our catastrophe bond portfolio included in other investments; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $90.8 million in the nine months ended September 30, 2018, compared to a net loss attributable to redeemable noncontrolling interests of $132.3 million in the nine months ended September 30, 2017. The increase was principally due to improved underwriting results in DaVinciRe. Our ownership in DaVinciRe was 22.1% at September 30, 2018, compared to 23.5% at September 30, 2017.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the Q3 2018 Catastrophe Events and the net positive impact of decreases in our estimates of the net negative impact of the 2017 Catastrophe Events on our consolidated financial statements in the nine months ended September 30, 2018.

Nine months ended September 30, 2018	Typhoon Jebi	Hurricane Florence	Other Q3 2018 Catastrophe Events (1)	Total Q3 2018 Catastrophe Events	Change in Estimates of the 2017 Catastrophe Events (2)	Total
(in thousands, except percentages)
(Increase) decrease in net claims and claims expenses incurred	$(90,228)	$(74,040)	$(32,763)	$(197,031)	$158,461	$(38,570)
Assumed reinstatement premiums earned	6,997	9,067	866	16,930	(24,976)	(8,046)
Ceded reinstatement premiums earned	—	(112)	—	(112)	758	646
Lost (earned) profit commissions	1,973	313	(109)	2,177	(6,577)	(4,400)
Net (negative) positive impact on underwriting result	(81,258)	(64,772)	(32,006)	(178,036)	127,666	(50,370)
Redeemable noncontrolling interest - DaVinciRe	13,507	8,593	3,987	26,087	(17,284)	8,803
Net (negative) positive impact on net income available to RenaissanceRe common shareholders	$(67,751)	$(56,179)	$(28,019)	$(151,949)	$110,382	$(41,567)
Percentage point impact on consolidated combined ratio	6.0	4.8	2.3	13.2	(9.3)	3.5

Net (negative) positive impact on Property segment underwriting result	$(80,258)	$(64,772)	$(32,006)	$(177,036)	$120,895	$(56,141)
Net (negative) positive impact on Casualty and Specialty segment underwriting result	(1,000)	—	—	(1,000)	6,771	5,771
Net (negative) positive impact on underwriting result	$(81,258)	$(64,772)	$(32,006)	$(178,036)	$127,666	$(50,370)

(1)	Other Q3 2018 Catastrophe Events includes Typhoons Mangkhut and Trami and the wildfires in California during the third quarter of 2018.

(2)
An initial estimate of the net negative impact of the 2017 Catastrophe Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of the 2017 Catastrophe Events recorded in the nine months ended September 30, 2018.

The financial data below provides additional details regarding the net negative impact of the Q3 2017 Large Loss Events on our consolidated financial statements in the nine months ended September 30, 2017.

Nine months ended September 30, 2017	Q3 2017 Large Loss Events
(in thousands, except percentages)
Net claims and claim expenses incurred	$(1,009,270)
Reinstatement premiums earned	169,773
Ceded reinstatement premiums earned	(28,805)
Earned profit commissions	29,638
Net negative impact on underwriting result	(838,664)
Redeemable noncontrolling interest - DaVinciRe	223,559
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(615,105)
Percentage point impact on consolidated combined ratio	66.6

Net negative impact on Property segment underwriting result	$(808,648)
Net negative impact on Casualty and Specialty segment underwriting result	(30,016)
Net negative impact on underwriting result	$(838,664)

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$1,561,008	$1,345,271	$215,737
Net premiums written	$884,541	$895,728	$(11,187)
Net premiums earned	$722,246	$716,024	$6,222
Net claims and claim expenses incurred	222,195	1,116,273	(894,078)
Acquisition expenses	127,095	75,117	51,978
Operational expenses	75,933	76,841	(908)
Underwriting income (loss)	$297,023	$(552,207)	$849,230

Net claims and claim expenses incurred – current accident year	$395,067	$1,133,241	$(738,174)
Net claims and claim expenses incurred – prior accident years	(172,872)	(16,968)	(155,904)
Net claims and claim expenses incurred – total	$222,195	$1,116,273	$(894,078)

Net claims and claim expense ratio – current accident year	54.7%	158.3%	(103.6)%
Net claims and claim expense ratio – prior accident years	(23.9)%	(2.4)%	(21.5)%
Net claims and claim expense ratio – calendar year	30.8%	155.9%	(125.1)%
Underwriting expense ratio	28.1%	21.2%	6.9%
Combined ratio	58.9%	177.1%	(118.2)%

Property Gross Premiums Written
In the nine months ended September 30, 2018, our Property segment gross premiums written increased by $215.7 million, or 16.0%, to $1.6 billion, compared to $1.3 billion in the nine months ended September 30, 2017.
Gross premiums written in the catastrophe class of business were $1.2 billion in the nine months ended September 30, 2018, an increase of $170.9 million, or 16.0%, compared to the nine months ended September 30, 2017. Included in the catastrophe class of business in the nine months ended September 30, 2018 is $102.3 million of gross premiums written associated with the large, non-recurring reinsurance transactions noted above and 7.4 million of negative reinstatement premiums written associated with the Q3 2018 Catastrophe Events and 2017 Catastrophe Events. In comparison, the nine months ended September 30, 2017 included $162.2 million of reinstatement premiums written associated with the Q3 2017 Large Loss Events. Excluding the reinstatement premiums written in each period associated with the respective catastrophe events, gross premiums written in the catastrophe class of business would have increased $340.5 million, or 37.5%, which was primarily a result of expanded participation on existing transactions and certain new transactions we believe have comparably attractive risk-return attributes, including the large, non-recurring reinsurance transactions noted above.
Gross premiums written in the other property class of business were $320.6 million in the nine months ended September 30, 2018, an increase of $44.8 million, or 16.2%, compared to the nine months ended September 30, 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth across our underwriting platforms, both from existing relationships and through new opportunities we believe have comparably attractive risk-return attributes.
Property Ceded Premiums Written

Nine months ended September 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Property	$676,467	$449,543	$226,924

Ceded premiums written in our Property segment increased by $226.9 million, to $676.5 million, in the nine months ended September 30, 2018, compared to $449.5 million in the nine months ended September 30, 2017. The increase in ceded premiums written was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded through our managed joint venture, Upsilon RFO, combined with increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Property Underwriting Results
Our Property segment generated underwriting income of $297.0 million in the nine months ended September 30, 2018, compared to an underwriting loss of $552.2 million in the nine months ended September 30, 2017, an improvement of $849.2 million. In the nine months ended September 30, 2018, our Property segment generated a net claims and claim expense ratio of 30.8%, an underwriting expense ratio of 28.1% and a combined ratio of 58.9%, compared to 155.9%, 21.2% and 177.1%, respectively, in the nine months ended September 30, 2017.
Principally impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2018 were the Q3 2018 Catastrophe Events, which resulted in a net negative impact on the underwriting result of $177.0 million, and a corresponding increase in the combined ratio of 27.6 percentage points. This was partially offset by a net positive impact on the underwriting result of $120.9 million, and a corresponding decrease in the combined ratio of 17.5 percentage points, resulting from a decrease in the estimates of the net negative impact on the underwriting result of the 2017 Catastrophe Events. In comparison, the nine months ended September 30, 2017 were impacted by the Q3 2017 Large Loss Events which resulted in a net negative impact on the underwriting result of $808.6 million and added 139.3 percentage points to the Property segment combined ratio.
Primarily as a result of the decreases in the estimates of the net negative impact of the 2017 Catastrophe Events noted above, the Property segment experienced net favorable development on prior accident years net claims and claim expenses of $172.9 million, or 23.9 percentage points, during the nine months ended September 30, 2018, compared to $17.0 million, or 2.4 percentage points, in the nine months ended September 30, 2017. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2018	2017	Change
(in thousands, except percentages)
Gross premiums written	$1,201,664	$1,044,510	$157,154
Net premiums written	$836,267	$687,381	$148,886
Net premiums earned	$679,271	$580,085	$99,186
Net claims and claim expenses incurred	420,273	441,801	(21,528)
Acquisition expenses	185,429	173,179	12,250
Operational expenses	43,121	54,708	(11,587)
Underwriting income (loss)	$30,448	$(89,603)	$120,051

Net claims and claim expenses incurred – current accident year	$444,293	$427,786	$16,507
Net claims and claim expenses incurred – prior accident years	(24,020)	14,015	(38,035)
Net claims and claim expenses incurred – total	$420,273	$441,801	$(21,528)

Net claims and claim expense ratio – current accident year	65.4%	73.7%	(8.3)%
Net claims and claim expense ratio – prior accident years	(3.5)%	2.5%	(6.0)%
Net claims and claim expense ratio – calendar year	61.9%	76.2%	(14.3)%
Underwriting expense ratio	33.6%	39.2%	(5.6)%
Combined ratio	95.5%	115.4%	(19.9)%

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2018, our Casualty and Specialty segment gross premiums written increased by $157.2 million, or 15.0%, to $1.2 billion, compared to $1.0 billion in the nine months ended September 30, 2017. The increase was principally due to selective growth from new business opportunities across various classes of business in our Casualty and Specialty segment. Much of this growth is a result of our differentiated strategy to provide bespoke customer solutions, which may be non-recurring.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2018	2017	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$365,397	$357,129	$8,268

Ceded premiums written in our Casualty and Specialty segment increased by $8.3 million, to $365.4 million, in the nine months ended September 30, 2018, compared to $357.1 million in the nine months ended September 30, 2017, primarily resulting from increases in gross premiums written subject to our retrocessional quota share reinsurance programs utilized as part of the management of our risk portfolio.

Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $30.4 million in the nine months ended September 30, 2018, compared to an underwriting loss of $89.6 million in the nine months ended September 30, 2017. In the nine months ended September 30, 2018, our Casualty and Specialty segment generated a net claims and claim expense ratio of 61.9%, an underwriting expense ratio of 33.6% and a combined ratio of 95.5%, compared to 76.2%, 39.2% and 115.4%, respectively, in the nine months ended September 30, 2017.
The decrease in our Casualty and Specialty segment’s combined ratio was driven by decreases of 14.3 percentage points and 5.6 percentage points in the net claims and claim expense ratio and underwriting expense ratio, respectively, in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
The decrease in our Casualty and Specialty segment net claims and claim expense ratio was due to significant net claims and claim expenses associated with the Q3 2017 Large Loss Events in the nine months ended September 30, 2017, as well as net favorable development on prior accident years net claims and claim expenses of $24.0 million, or 3.5 percentage points, during the nine months ended September 30, 2018, compared to net adverse development of $14.0 million, or 2.5 percentage points, in the nine months ended September 30, 2017. The net favorable development during the nine months ended September 30, 2018 was principally driven by reported losses coming in lower than expected compared to the nine months ended September 30, 2017 which experienced adverse development associated with the decrease in the Ogden Rate during the period. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio in our Casualty and Specialty segment decreased 5.6 percentage points to 33.6% in the nine months ended September 30, 2018, compared to 39.2% in the nine months ended September 30, 2017, due to a decrease in both the net acquisition ratio and the operating expense ratio, with the latter being due to the combination of both improved operating leverage and lower operating expenses.
Net Investment Income

Nine months ended September 30,	2018	2017	Change
(in thousands)
Fixed maturity investments	$151,784	$133,080	$18,704
Short term investments	22,340	7,476	14,864
Equity investments trading	3,091	2,630	461
Other investments
Private equity investments	12,149	20,784	(8,635)
Other	27,346	(4,520)	31,866
Cash and cash equivalents	2,708	836	1,872
	219,418	160,286	59,132
Investment expenses	(10,890)	(11,541)	651
Net investment income	$208,528	$148,745	$59,783

Net investment income was $208.5 million in the nine months ended September 30, 2018, compared to $148.7 million in the nine months ended September 30, 2017, an increase of $59.8 million. Impacting our net investment income for the nine months ended September 30, 2018 were higher average invested assets in our fixed maturity and short term investment portfolios, combined with the impact of interest rate increases during recent periods. In addition, our catastrophe bonds, which are included in other investments, experienced an increase in net investment income as these investments were less impacted by the catastrophe events in the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Partially offsetting these items were lower returns in our portfolio of private equity investments in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $17.8 million in the nine months ended September 30, 2018, compared to $2.7 million in the nine months ended September 30, 2017.
Net Realized and Unrealized (Losses) Gains on Investments

Nine months ended September 30,	2018	2017	Change
(in thousands)
Gross realized gains	$14,945	$43,053	$(28,108)
Gross realized losses	(67,699)	(29,902)	(37,797)
Net realized (losses) gains on fixed maturity investments	(52,754)	13,151	(65,905)
Net unrealized (losses) gains on fixed maturity investments trading	(73,522)	48,940	(122,462)
Net realized and unrealized losses on investments-related derivatives	(763)	(4,344)	3,581
Net realized gains on equity investments trading	21,841	49,736	(27,895)
Net unrealized gains on equity investments trading	18,783	36,055	(17,272)
Net realized and unrealized (losses) gains on investments	$(86,415)	$143,538	$(229,953)

Net realized and unrealized losses on investments were $86.4 million in the nine months ended September 30, 2018, compared to net realized and unrealized gains of $143.5 million in the nine months ended September 30, 2017, a decrease of $230.0 million. Principally impacting our net realized and unrealized losses on investments in the nine months ended September 30, 2018 were:

•
net realized and unrealized losses on our fixed maturity investments trading of $126.3 million in the nine months ended September 30, 2018, compared to net realized and unrealized gains of $62.1 million in the nine months ended September 30, 2017, a decrease of $188.4 million, principally driven by an upward shift in the interest rate yield curve during the nine months ended September 30, 2018, compared to a tightening of credit spreads and a decrease in interest rates at the longer end of the yield curve in the nine months ended September 30, 2017; and

•
net realized and unrealized gains on equity investments trading of $40.6 million in the nine months ended September 30, 2018, compared to $85.8 million in the nine months ended September 30, 2017, a decrease of $45.2 million, principally driven by lower returns on certain of our larger equity positions during the nine months ended September 30, 2018.

Net Foreign Exchange (Losses) Gains

Nine months ended September 30,	2018	2017	Change
(in thousands)
Net foreign exchange (losses) gains	$(11,496)	$11,118	$(22,614)

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

Equity in Earnings of Other Ventures

Nine months ended September 30,	2018	2017	Change
(in thousands)
Tower Hill Companies	$8,274	$(1,235)	$9,509
Top Layer Re	6,202	7,864	(1,662)
Other	(145)	(799)	654
Total equity in earnings of other ventures	$14,331	$5,830	$8,501

Equity in earnings of other ventures was $14.3 million in the nine months ended September 30, 2018, compared to $5.8 million in the nine months ended September 30, 2017, an increase of $8.5 million, principally driven by improved profitability of the Tower Hill Companies.
Other Income

Nine months ended September 30,	2018	2017	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(193)	$7,425	(7,618)
Other	673	(372)	1,045
Total other income	$480	$7,053	$(6,573)

In the nine months ended September 30, 2018, we generated other income of $0.5 million, compared to $7.1 million in the nine months ended September 30, 2017, a decrease of $6.6 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Nine months ended September 30,	2018	2017	Change
(in thousands)
Corporate expenses	$21,875	$14,335	$7,540

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $7.5 million, to $21.9 million, in the nine months ended September 30, 2018, compared to $14.3 million in the nine months ended September 30, 2017, principally as a result of changes in the allocation of operating and corporate expenses to better reflect the nature of those expenses.
Income Tax (Expense) Benefit

Nine months ended September 30,	2018	2017	Change
(in thousands)
Income tax (expense) benefit	$(2,550)	$14,739	$(17,289)

In the nine months ended September 30, 2018, we recognized an income tax expense of $2.6 million, compared to an income tax benefit of $14.7 million in the nine months ended September 30, 2017. The income tax benefit in the nine months ended September 30, 2017 was principally driven by pre-tax losses in in our U.S.-based operations associated with the Q3 2017 Large Loss Events the nine months ended September 30, 2017, in addition to a lower federal tax rate in the nine months ended September 30, 2018.

Net (Income) Loss Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2018	2017	Change
(in thousands)
Net (income) loss attributable to redeemable noncontrolling interests	$(90,822)	$132,338	$(223,160)

Our net income attributable to redeemable noncontrolling interests was $90.8 million in the nine months ended September 30, 2018, compared to a net loss attributable to redeemable noncontrolling interests of $132.3 million in the nine months ended September 30, 2017, a change of $223.2 million, principally due to DaVinciRe generating underwriting income in the nine months ended September 30, 2018, compared to significant underwriting losses in the nine months ended September 30, 2017 driven by the Q3 2017 Large Loss Events. Our ownership of DaVinciRe was 22.1% at September 30, 2018, compared to 23.5% at September 30, 2017. We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. Our subsidiaries also maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” section below. In 2017 we experienced significant losses from the 2017 Catastrophe Events. As we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the events noted above.
Dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $130.0 million during the nine months ended September 30, 2018 (2017 - $112.3 million).
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At September 30, 2018, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2017 group BSCR was filed with the BMA in advance of the May 31, 2018 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.
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
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At September 30, 2018, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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
At September 30, 2018, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £385.9 million (December 31, 2017 - £405.8 million). Actual FAL posted for Syndicate 1458 at September 30, 2018 by RenaissanceRe CCL was £403.0 million, supported by a $180.0 million letter of credit and a $344.0 million deposit of cash and fixed maturity securities (December 31, 2017 - $180.0 million and $347.3 million, respectively). See “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to: the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At September 30, 2018, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
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
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2017 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” in our Form 10-Q for the nine months ended September 30, 2018 for details of these facilities.

Cash Flows

Nine months ended September 30,	2018	2017
(in thousands)
Net cash provided by operating activities	$888,526	$601,702
Net cash used in investing activities	(2,064,305)	(194,857)
Net cash provided by (used in) financing activities	270,803	(256,022)
Effect of exchange rate changes on foreign currency cash	(3,575)	9,596
Net (decrease) increase in cash and cash equivalents	(908,551)	160,419
Cash and cash equivalents, beginning of period	1,361,592	421,157
Cash and cash equivalents, end of period	$453,041	$581,576

2018
During the nine months ended September 30, 2018, our cash and cash equivalents decreased by $908.6 million, to $453.0 million at September 30, 2018, compared to $1.4 billion at December 31, 2017.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2018 were $888.5 million, compared to $601.7 million during the nine months ended September 30, 2017. Cash flows provided by operating activities during the nine months ended September 30, 2018 were primarily the result of certain adjustments to reconcile our net income of $392.9 million to net cash provided by operating activities, including:

•
an increase in reinsurance balances payable of $981.8 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, following capital being deployed in the vehicle, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase in unearned premiums of $581.2 million due to the timing of renewals;

•	a decrease in reinsurance recoverable of $382.6 million due to receipt of these balances in connection with the 2017 Catastrophe Events;

•
net realized and unrealized losses on investments of $86.4 million principally related to our portfolio of fixed maturity investments which experienced an upward shift in the interest rate yield curve during the nine months ended September 30, 2018; partially offset by

•
increases in premiums receivable and deferred acquisition costs of $482.5 million and $71.2 million, respectively, due to the timing of payments of our gross premiums written and amortization of deferred acquisition costs, respectively;

•
a decrease in other operating cash flows of $593.1 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2018, which were recorded in other liabilities at December 31, 2017. During the nine months ended September 30, 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on our consolidated statements of cash flows for the nine months ended September 30, 2018, as discussed above. See “Note 9. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase of $262.0 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in the nine months ended September 30, 2018; and

•	a decrease in our reserve for claims and claim expenses of $127.9 million as a result of claims and claims expenses incurred of $817.6 million during the nine months ended September 30, 2018,

more than offset by claims payments of $932.5 million, largely associated with the 2017 Catastrophe Events.
Cash flows used in investing activities. During the nine months ended September 30, 2018, our cash flows used in investing activities were $2.1 billion, principally reflecting net purchases of short term, fixed maturity and other investments of $1.5 billion, $471.2 million and $130.6 million, respectively. The net purchase of short term and fixed maturity investments was funded in part by the capital received from investors in Upsilon RFO, as discussed above, and the proceeds from the issuance of our 5.750% Series F Preference Shares, as discussed below. In addition, we increased our allocation to other investments during the nine months ended September 30, 2018.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2018 were $270.8 million, and were principally the result of:

•
net inflows of $242.4 million associated with the issuance of $250.0 million of Depositary Shares (each representing a 1/1000th interest in a share of our 5.750% Series F Preference Shares), net of underwriting discount;

•	net inflows of $96.0 million related to a net contribution of capital from third-party shareholders, principally in Medici; partially offset by

•	dividends paid on our common and preference shares of $39.6 million and $20.9 million, respectively.
2017
During the first nine months of 2017, our cash and cash equivalents increased $160.4 million, to $581.6 million at September 30, 2017, compared to $421.2 million at December 31, 2016.
Cash flows provided by operating activities. Cash flows provided by operating activities during the first nine months of 2017 were $601.7 million, compared to cash flows provided by operating activities of $380.4 million during the first nine months of 2016. Cash flows provided by operating activities during the first nine months of 2017 were primarily the result of certain adjustments to reconcile our net loss of $356.9 million to net cash provided by operating activities, including:

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
Cash flows used in investing activities. During the first nine months of 2017, our cash flows used in investing activities were $194.9 million, principally reflecting net purchases of fixed maturity investments and short term investments of $135.3 million and $146.3 million, respectively, partially offset by net sales of equity investments trading of $61.6 million.

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
Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At September 30, 2018	At December 31, 2017	Change
(in thousands)
Common shareholders’ equity	$4,236,521	$3,991,375	$245,146
Preference shares	650,000	400,000	250,000
Total shareholders’ equity attributable to RenaissanceRe	4,886,521	4,391,375	495,146
3.450% Senior Notes due 2027	295,673	295,303	370
3.700% Senior Notes due 2025	297,594	297,318	276
5.750% Senior Notes due 2020	249,520	249,272	248
4.750% Senior Notes due 2025 (DaVinciRe) (1)	147,962	147,730	232
Total debt	$990,749	$989,623	$1,126
Total shareholders’ equity attributable to RenaissanceRe and debt	$5,877,270	$5,380,998	$496,272

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

During the nine months ended September 30, 2018, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $496.3 million, to $5.9 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $495.1 million during the nine months ended September 30, 2018 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $300.4 million; and

•	raising $250.0 million from the issuance of 10,000,000 Depositary Shares (each representing a 1/1,000th interest in a share of our 5.750% Series F Preference Shares); and partially offset by

•	$39.6 million and $20.9 million of dividends on our common and preference shares, respectively.

Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At September 30, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	87,057
Bilateral Letter of Credit Facility with Citibank Europe	180,416
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$447,473

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At September 30, 2018, no amounts were issued or drawn under these facilities.
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at September 30, 2018 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $377.2 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $1.2 billion and $377.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $934.3 million and $251.2 million, respectively, at September 30, 2018 (December 31, 2017 - $1.1 billion and $326.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2018 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $49.4 million and $62.1 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2017 - $49.4 million and $62.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $33.1 million and $29.0 million, respectively (December 31, 2017 - $39.7 million and $46.0 million, respectively).
Redeemable Noncontrolling Interest – DaVinciRe
Our noncontrolling economic ownership in DaVinciRe was 22.1% at September 30, 2018 (December 31, 2017 - 22.1%). See “Note 8. Noncontrolling Interests” in our “Notes to Consolidated Financial Statements” for additional information related to DaVinciRe.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of October 26, 2018 are presented below.

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
As of October 26, 2018, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2017.
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

Investments
The table below shows our invested assets:

	September 30, 2018		December 31, 2017		Change
(in thousands, except percentages)
U.S. treasuries	$3,117,911	27.0%	$3,168,763	33.3%	$(50,852)
Agencies	143,980	1.2%	47,646	0.5%	96,334
Municipal	7,061	0.1%	509,802	5.4%	(502,741)
Non-U.S. government (Sovereign debt)	254,169	2.2%	287,660	3.0%	(33,491)
Non-U.S. government-backed corporate	137,512	1.2%	163,651	1.7%	(26,139)
Corporate	2,448,795	21.2%	2,063,459	21.7%	385,336
Agency mortgage-backed	836,376	7.2%	500,456	5.3%	335,920
Non-agency mortgage-backed	289,649	2.5%	300,331	3.1%	(10,682)
Commercial mortgage-backed	257,434	2.2%	202,062	2.1%	55,372
Asset-backed	321,892	2.9%	182,725	2.0%	139,167
Total fixed maturity investments, at fair value	7,814,779	67.7%	7,426,555	78.1%	388,224
Short term investments, at fair value	2,461,415	21.3%	991,863	10.4%	1,469,552
Equity investments trading, at fair value	413,271	3.6%	388,254	4.1%	25,017
Other investments, at fair value	738,919	6.4%	594,793	6.3%	144,126
Total managed investment portfolio	11,428,384	99.0%	9,401,465	98.9%	2,026,919
Investments in other ventures, under equity method	117,307	1.0%	101,974	1.1%	15,333
Total investments	$11,545,691	100.0%	$9,503,439	100.0%	$2,042,252

At September 30, 2018, we held investments totaling $11.5 billion, compared to $9.5 billion at December 31, 2017. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value of measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. During the second quarter of 2018, we reduced our allocation to municipal fixed maturity investments and invested the proceeds in certain other sectors of fixed maturity and short term investments that we believe will provide a higher net after-tax yield to maturity, however, we cannot assure you of this. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity partnerships, senior secured bank loan funds, hedge funds, and other investments). At September 30, 2018, our portfolio of equity investments trading totaled $413.3 million, or 3.6%, of our total investments (December 31, 2017 - $388.3 million or 4.1%). Our portfolio of other investments totaled $738.9 million, or 6.4%, of our total investments at September 30, 2018 (December 31, 2017 - $594.8 million or 6.3%).

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2018	December 31, 2017	Change
(in thousands)
Catastrophe bonds	$525,126	$380,475	$144,651
Private equity partnerships	185,121	196,220	(11,099)
Senior secured bank loan funds	17,057	17,574	(517)
Hedge funds	11,615	524	11,091
Total other investments	$738,919	$594,793	$144,126

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2018 is income of $0.3 million (2017 - income of $1.9 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity partnerships, other investments and investments in other ventures of $1.1 billion, of which $608.6 million has been contributed at September 30, 2018. Our remaining commitments to these investments at September 30, 2018 totaled $485.7 million. In the future, we may enter into additional commitments in respect of private equity partnerships or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2018, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2017. We consider these contractual obligations when assessing our liquidity requirements. As of September 30, 2018, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2017.
CURRENT OUTLOOK
Property Exposed Market Developments
In the third quarter of 2018, the insurance and reinsurance markets were impacted by large loss events including Typhoons Jebi, Mangkut and Trami, Hurricane Florence and wildfires in California, and Hurricane Michael is expected to impact the markets’ fourth quarter results. These events follow the occurrence of Hurricanes Harvey, Irma and Maria, and the Mexico City Earthquake in the third quarter of 2017, and the wildfires in many areas of the state of California in the fourth quarter of 2017. Given the nature and breadth of these events, the associated losses affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, loss estimation, length of payout periods, social inflation risk and other factors continue to be uncertain for these loss events, both for the individual events and in the aggregate.
Partly as a result of the 2017 Catastrophe Events, industry conditions improved broadly in respect of the January 2018 renewal season, albeit at the lower end of our expectations, facilitating growth in existing operations and presenting opportunities to deploy additional third party capital. The June 2018 renewal season was also somewhat favorable compared to prior periods, again at the lower end of reported market expectations, reflecting improved market conditions and other market dynamics that are driving demand for complex, holistic product coverages, for which we believe we have competitive advantages. Generally, loss affected programs and lines have seen the most improvement in terms and conditions, but other property-exposed coverages have also exhibited beneficial changes. We believe it is possible that the Q3 2018 Catastrophe Events may contribute to overall market dynamics that could sustain the positive rate impacts that were seen following the 2017 Catastrophe Events, or could forestall negative trends. However, at this time we cannot know with certainty whether any such positive developments will transpire or be sustained, or the degree to which we will continue to benefit from them.
We expect that reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital and we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio. However, as capital supply from traditional market participants and alternative capital providers grows, it will continue to impact the markets in which we participate. Over the near term, we anticipate the market will be characterized by an ample supply of capital, including third party capital, and relatively flat demand, notwithstanding the significant impacts of the 2017 Catastrophe Events, the Q3 2018 Catastrophe Events and Hurricane Michael.

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
Casualty and Specialty Exposed Market Developments
The markets in which our Casualty and Specialty segment operate have generally experienced favorable rate trends and stable terms and conditions in 2018 to date. While favorable conditions have been most observable for accounts that exhibited elevated loss emergence or underlying rate deterioration, we estimate that the favorable market trends have extended more broadly. We continue to expect casualty insurance and reinsurance capacity to remain generally abundant during 2018, but believe casualty and specialty market trends and industry loss events in recent periods contributed to the discipline impacting certain programs and lines. Overall, we estimate that the market will be characterized by ample capacity. In the near term, we believe the pricing trends exhibited during the year are likely to continue, with terms and conditions for loss-affected lines of business continuing to show moderate improvement and other areas of the casualty and specialty market potentially maintaining less pronounced but positive adjustments. Moreover, we believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that we are well positioned to compete for business that we find attractive given our strong ratings, expanded product offerings, and increased U.S. market presence, such as the large, bespoke coverages we have structured and provided for the California wildfire liability market. We plan to continue to seek unique or differentiated opportunities to provide coverage on large programs open only to us or select markets. However, these opportunities arise sporadically, and we cannot assure that we will retain these programs or obtain new programs of this nature in the future.
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
We continue to believe that meaningful risk remains for political and economic uncertainty, economic weakness or adverse disruptions in general economic and financial market conditions. Moreover, any future economic growth may be at a comparatively suppressed rate for a relatively extended period of time. Declining or weak economic conditions could reduce demand for the products sold by us or our customers, impact the risk-adjusted attractiveness and absolute returns and yields of our investment portfolio, or weaken our overall ability to write business at risk-adequate rates. Persistent low levels of economic activity could also adversely impact other areas of our financial performance, by contributing to unforeseen premium adjustments, mid-term policy cancellations or commutations or asset devaluation, among other things. In addition, it is possible that increasing uncertainties related to cross-border trade will diminish economic growth for specific sectors which drive the insurance market disproportionately. Our specialty and casualty reinsurance and Lloyd’s portfolios in particular could be exposed to risks arising from economic weakness or dislocations, including with respect to a potential increase of claims in directors and officers, errors and omissions, surety, casualty clash and other lines of business. In addition, we believe our consolidated credit risk, reflecting our counterparty dealings with customers, agents, brokers, retrocessionaires, capital providers and parties associated with our investment portfolio, among others, is likely to be higher during a period of economic weakness. Any of the foregoing or other outcomes of a period of economic weakness could adversely impact our financial position or results of operations.
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
The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short term extensions. Most recently, in July 2018, the program received a temporary reauthorization until November 2018. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. Draft language also would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. If ultimately approved by the full Congress, we believe that such legislation could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. It is not certain what form of accompanying legislation, if any, will be introduced in the Senate. Accordingly, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the increasingly prevalent utilization of a practice referred to as “assignment of benefits,” or “AOB”. We currently estimate that the impacts of AOB will contribute adversely to the ultimate economic losses borne by the insurance market in light of recent large Florida loss events, including Hurricane Michael, perhaps significantly. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits across Florida in 2006, that number rose to 28,200 in 2016. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, in 2018 the OIR estimated that between 2015 and 2017, the frequency of water claims rose by 44% and the severity of water claims rose by 18%. While we cannot precisely estimate the adverse impact AOB practices will have in respect of this year’s large losses, we do believe that usage of AOBs contributes significantly to loss trends in Florida. Accordingly, these ongoing challenges relating to abuse of AOB has impacted our own risk selection criteria with respect to Florida exposures, reducing the number of programs we believe are submitted at attractive risk-adjusted terms. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. A continuation of these trends could weaken or potentially impair primary insurance companies, reduce demand for reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017, during the nine months ended September 30, 2018. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2017 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2017.
ITEM 1A.        RISK FACTORS
Other than as noted below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2017.
Risks Related to the TMR Stock Purchase
Failure to complete the TMR Stock Purchase could negatively impact our future business and financial results, and could adversely impact our ability to execute our strategy.
The TMR Stock Purchase Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the TMR Stock Purchase. There are no assurances that all of the conditions to the TMR Stock Purchase will be so satisfied or waived. If the conditions to the TMR Stock Purchase are not satisfied or waived, then we may be unable to complete the TMR Stock Purchase.
Additionally, in approving the TMR Stock Purchase Agreement and the transactions contemplated thereby, our board of directors considered a number of factors and potential benefits, including its belief that the TMR Stock Purchase will further our strategy to produce superior returns for our shareholders over the long-term by pursuing market leadership in segments where leadership is derived from superior underwriting. If the TMR Stock Purchase is not completed, neither we nor our shareholders will realize these and other anticipated benefits of the TMR Stock Purchase. Moreover, we would have nevertheless incurred substantial fees and costs, such as legal, accounting and financial advisor fees, and the loss of management time and resources.
The TMR Group Entities will be exposed to underwriting and other business risks during the period that the TMR Group Entities’ business continues to be operated independently from us.
Until completion of the TMR Stock Purchase, we and the TMR Group Entities will operate independently from one another in accordance with each of our distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, the TMR Group Entities may assume risks that we would not have assumed for ourselves, accept premiums that, in our judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to our investment policies or otherwise make business decisions or take on exposure that, while consistent with the TMR Group Entities’ general business approach and practices, are not the same as ours. While the TMR Stock Purchase Agreement contains various negative and affirmative covenants and affords informational reporting to us, we cannot assure you such mechanisms will suffice to prohibit actions which could diminish the value of the TMR Group Entities. Significant delays in completing the TMR Stock Purchase will materially increase the risk that the TMR Group Entities will operate their business in a manner that differs from how the business would have been conducted by us.
Risks Related to RenaissanceRe Following the TMR Stock Purchase
The integration of RenaissanceRe and the TMR Group Entities following the TMR Stock Purchase may present significant challenges and costs.
We may face significant challenges, including technical, accounting and other challenges, in combining our operations and the TMR Group Entities’. We entered into the Stock Purchase Agreement because we believe that the TMR Stock Purchase will be beneficial to us and our shareholders and accelerate our existing strategy. Achieving the anticipated benefits of the TMR Stock Purchase will depend in part upon whether we will be successful in integrating the TMR Group Entities’ businesses in a timely and efficient manner. We may not be able to accomplish this integration process smoothly or successfully, and we may incur unanticipated costs in connection with obtaining regulatory consents and approvals required to complete the TMR Stock Purchase, which could also adversely affect our ability to integrate the operations of the TMR Group Entities’ into RenaissanceRe or could reduce the anticipated benefits of the TMR Stock Purchase.
Any of the following items could adversely affect the combined company’s ability to maintain relationships with customers, brokers, employees and other constituencies or our ability to achieve the anticipated benefits of the TMR Stock Purchase or could otherwise adversely affect our business and financial results after the TMR Stock Purchase:

•	delays in the integration of management teams, strategies, operations, products and services;

•	diversion of the attention of management as a result of the TMR Stock Purchase;

•	differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;

•	the inability to retain key employees;

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

•
complexities associated with managing the TMR Group Entities’ operating units as a component of RenaissanceRe, including the challenge of integrating complex systems, technology, networks and other assets of the TMR Group Entities into those of RenaissanceRe in a seamless manner that minimizes any adverse impact on customers, brokers, employees and other constituencies;

•
potential unknown liabilities and unforeseen increased expenses or delays associated with the TMR Stock Purchase, including one-time cash costs to integrate the TMR Group Entities beyond current estimates; and

•	the disruption of, or the loss of momentum in, the combined company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies.
In addition, we will incur integration and restructuring costs following the completion of the TMR Stock Purchase as we integrate the businesses of the TMR Group Entities. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved at any time in the future.
Our future results will suffer if we do not effectively manage our expanded operations following the TMR Stock Purchase.
Following completion of the TMR Stock Purchase, we may continue to expand our operations and our future success depends, in part, upon our ability to manage our expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate the operations and business of the TMR Group Entities into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
The market price of our common shares may decline in the future as a result of the sale of shares issued to Tokio Marine & Nichido Fire Insurance Co., Ltd. (“TMNF”) and State Farm in connection with the TMR Stock Purchase and the State Farm Stock Purchase or due to other factors.
We will issue $250.0 million of our common shares to State Farm in connection with the State Farm Stock Purchase, and anticipate issuing approximately $250.0 million of our common shares to TMNF in connection with the TMR Stock Purchase. Following a 12-month “lock-up” period, each of TMNF and State Farm may seek to sell our common shares delivered to them. Our current shareholders may also seek to sell our common shares held by them following, or in anticipation of, consummation of the TMR Stock Purchase and the State Farm Stock Purchase, or in reaction to these announcements or the consummation of these transactions. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of our common shares, may affect the market for, and the market price of, our common shares in an adverse manner.

The market price of our common shares may also decline in the future as a result of the TMR Stock Purchase for a number of other reasons, including:

•	the unsuccessful integration of the TMR Group Entities into RenaissanceRe;

•	our failure to achieve the anticipated benefits of the TMR Stock Purchase, including financial results, as rapidly as or to the extent anticipated;

•	decreases in our financial results before or after the closing of the TMR Stock Purchase;

•	as described below, any failure to maintain our financial strength, claims-paying and enterprise-wide risk management ratings as a result of the TMR Stock Purchase; or

•	general market or economic conditions unrelated to our performance.
These factors are, to some extent, beyond our control.
The completion of the TMR Stock Purchase and the post-acquisition integration process may subject us to liabilities that currently cannot be estimated.
We have incurred significant transaction and integration costs in connection with our planned acquisition of the TMR Group Entities, and, if we succeed in consummating the TMR Stock Purchase, we will incur additional costs and expenses. These costs relate to matters including investment banking fees; legal, actuarial and other professional fees; employee severance and sign-on costs, regulatory filing fees; and a range of other matters.  Moreover, the TMR Stock Purchase and post-merger integration process may give rise to unexpected liabilities and costs, including financing costs and costs associated with the defense and resolution of possible litigation or other claims.  Unexpected delays in completing the TMR Stock Purchase or in connection with the post-acquisition integration process may significantly increase our aggregate related costs and expenses.
Following the TMR Stock Purchase, we will become subject to certain laws and regulations applicable to the TMR Group Entities’ business to which we would not otherwise have been subject.
The TMR Group Entities are subject to the requirements of certain regulatory agencies and bodies, to which our operations are not currently subject. Following the TMR Stock Purchase, the operations of the TMR Group Entities will continue as part of the surviving company and, accordingly, we will become subject to the laws and regulations applicable to such operations. It is difficult to predict or quantify the additional costs to us that may result from complying with the additive regulatory requirements imposed by the regulatory agencies with oversight authority over the operations to be acquired in the TMR Stock Purchase.
The TMR Group Entities’ counterparties to contracts and arrangements may acquire certain rights upon the TMR Stock Purchase, which could negatively affect us following the TMR Stock Purchase.
In analyzing the value of the TMR Group Entities, we ascribed meaningful value to the revenue streams and renewal prospects of certain of the TMR Group Entities’ in-force portfolio of business. The TMR Group Entities and its operating subsidiaries are parties to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) upon a “change in control” of the TMR Group Entities or their subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the “change in control” provisions may be implicated by the TMR Stock Purchase. If such “change in control” provisions are triggered as a result of the TMR Stock Purchase, a wide range of consequences may result, including the possibility that cedents will have the right to cancel and commute a contract, or the requirement that the TMR Group Entities return unearned premiums, net of commissions, or post certain collateral requirements.
Whether a counterparty would have any of these or other rights in connection with the TMR Stock Purchase depends upon the language of its agreement with the TMR Group Entities or its applicable subsidiaries. Whether a counterparty exercises any cancellation rights it has would depend on, among other factors, such counterparty’s views with respect to our business reputation and financial strength following the TMR Stock Purchase, the extent to which such counterparty currently has reinsurance coverage with our affiliates, prevailing market conditions, the pricing and availability of replacement reinsurance coverage and our ratings following the TMR Stock Purchase. We cannot currently predict the extent to which such cancellation rights would be triggered or exercised, if at all.

In addition to the fact that a significant portion of the TMR Group Entities’ in-force reinsurance contracts that we seek to retain contain special termination provisions that may be triggered following a change in control, many of these reinsurance contracts, as well as most of our reinsurance and insurance contracts, renew annually, and so whether or not they may be terminated following the TMR Stock Purchase, reinsurance cedents or policyholders may choose not to renew these contracts with us following the TMR Stock Purchase.
Termination of in-force contracts or failure to renew reinsurance or insurance agreements and policies by contractual counterparties could adversely affect the benefits to be received by us from the TMR Group Entities’ contractual arrangements. If the benefits from these arrangements are less than expected, including as a result of these arrangements being terminated, determined to be unenforceable, in whole or in part, or the counterparties to such arrangements failing to satisfy their obligations thereunder, the benefits of the TMR Stock Purchase to us may be significantly less than anticipated.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2018, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
(in thousands)
Beginning dollar amount available to be repurchased							$500,000
July 1 - 31, 2018	—	$—	—	$—	—	$—	—
August 1 - 31, 2018	—	$—	—	$—	—	$—	—
September 1 - 30, 2018	—	$—	—	$—	—	$—	—
Total	—	$—	—	$—	—	$—	$500,000

During the nine months ended September 30, 2018, we did not repurchase any of our common shares in open market transactions under our share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
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
RENAISSANCERE HOLDINGS LTD.

Date: October 31, 2018	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 31, 2018	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)