Form 10-K
period 2018-12-31
RENAISSANCERE HOLDINGS LTD
filed 2019-02-07
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(441) 295-4513
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series C 6.08% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Series E 5.375% Preference Shares, Par Value $1.00 per share	New York Stock Exchange, Inc.
Depositary Shares, each representing a 1/1,000th interest in a Series F 5.750% Preference Share, Par Value $1.00 per share	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2018 was $4,752.5 million based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 4, 2019 was 42,207,390.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2018 (this “Form 10-K”) of RenaissanceRe Holdings Ltd. (the “Company” or “RenaissanceRe”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may”, “should”, “estimate”, “expect”, “anticipate”, “intend”, “believe”, “predict”, “potential”, or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

•	the effect of emerging claims and coverage issues;

•	continued soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	the success of any of our acquisitions or strategic investments, including our ability to manage our operations as our product and geographical diversity increases;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to determine the impairments taken on our investments;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industries;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	aspects of our corporate structure that may discourage third-party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	other political, regulatory or industry initiatives adversely impacting us;

•	our ability to comply with sanctions and foreign corrupt practices laws with respect to our international operations;

•	increasing barriers to free trade and the free flow of capital;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organisation for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the U.K. to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations; and

•	our need to make many estimates and judgments in the preparation of our financial statements.
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
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, Switzerland, the United Kingdom (the “U.K.”), and the U.S. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and our Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”). We also underwrite reinsurance on behalf of joint ventures, including Top Layer Reinsurance Ltd. (“Top Layer Re”), Upsilon RFO Re Ltd. (“Upsilon RFO”), DaVinci Reinsurance Ltd. (“DaVinci”), Vermeer Reinsurance Ltd. (“Vermeer”) and Fibonacci Reinsurance Ltd. ("Fibonacci Re"). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, including organic growth and acquisitions, we have expanded our casualty and specialty platform and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
To best serve our clients in the places they do business, we have operating subsidiaries, joint ventures and underwriting platforms around the world, including DaVinci, Renaissance Reinsurance, Top Layer Re, Fibonacci Re, Upsilon RFO and Vermeer in Bermuda, Renaissance Reinsurance U.S. in the U.S., and Syndicate 1458 in the U.K. We write property and casualty and specialty reinsurance through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458 and certain insurance products primarily through Syndicate 1458. Although each underwriting platform may write any or all of our classes of business, our Bermuda platform has traditionally written, and continues to write, the preponderance of our property business and our U.S. platform and Syndicate 1458 write a significant portion of our casualty and specialty business. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses and also writes business through delegated authority arrangements. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We view our exposure to casualty and specialty lines of business as an efficient use of capital given these risks are generally less correlated with our property lines of business. This has allowed us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital.
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
ACQUISTION OF TOKIO MILLENNIUM RE AND STATE FARM STOCK PURCHASE
Acquisition of Tokio Millennium Re
On October 30, 2018, we entered into the a Stock Purchase Agreement by and among the Company, Tokio Marine & Nichido Fire Insurance Co. Ltd. (“Tokio”) and, with respect to certain sections only, Tokio Marine Holdings, Inc. (the “TMR Stock Purchase Agreement”), pursuant to which we agreed, subject to the terms and conditions therein, to cause our wholly owned subsidiary RenaissanceRe Specialty Holdings (UK) Limited to purchase all of the share capital of Tokio Millennium Re AG, Tokio Millennium Re (UK) Limited and their subsidiaries (collectively, the “TMR Group Entities”) (the “TMR Stock Purchase”). The TMR Group Entities comprise the treaty reinsurance business of Tokio Marine Holdings, Inc., including its third party capital management fronting business. The TMR Stock Purchase is expected to close in the first half of 2019, subject to the closing conditions set forth in the TMR Stock Purchase Agreement, including the receipt of required regulatory approvals. If consummated, the transaction would add a large portfolio of reinsurance risk to our own portfolio, currently representing approximately $1.3 billion of incremental reinsurance premium. Following the closing, we anticipate re-underwriting this portfolio over time, and currently estimate that, in light of our existing risk appetite, we will target approximately $700.0 million of gross reinsurance premiums. We will continue to evaluate the TMR Group Entities’ operations in the period prior to closing, and it is possible that our analysis or views will evolve. We cannot assure you that the current cedants or other business partners of the TMR Group Entities will renew their business with us, and renewal of the current TMR Group Entities portfolio is not a condition to closing of the TMR Stock Purchase. Moreover, in the near to medium term we expect operational expenses to increase as we undertake the process of integrating the TMR Group Entities and their operations into our own after the closing. See “Note 20. Acquisition of Tokio Millennium Re” for additional information regarding the TMR Stock Purchase.
State Farm Stock Purchase
On December 20, 2018, we issued 1,947,496 of our common shares to State Farm Mutual Automobile Insurance Company (“State Farm”) in exchange for $250.0 million in a private placement pursuant to an Investment Agreement we entered into with State Farm on October 30, 2018.

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
SEGMENTS
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to acquisitions and the remnants of our former Bermuda-based insurance operations.
For the year ended December 31, 2018, our Property and Casualty and Specialty segments accounted for 53.2% and 46.8%, respectively, of our gross premiums written. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table shows gross premiums written allocated between our segments:

Year ended December 31,	2018	2017	2016
(in thousands)
Property	$1,760,926	$1,440,437	$1,111,263
Casualty and Specialty	1,549,501	1,357,110	1,263,313
Other category	—	(7)	—
Total gross premiums written	$3,310,427	$2,797,540	$2,374,576

We write proportional business as well as excess of loss business. In addition, we maintain delegated authority arrangements through Syndicate 1458, which are included in our Property and Casualty and Specialty segments, as appropriate. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. Proportional and delegated authority business typically have relatively higher premiums per unit of expected underwriting income, together with a higher acquisition expense ratio and combined ratio, than traditional excess of loss reinsurance, as these coverages tend to be exposed to relatively more attritional, and frequent, losses while being subject to less expected severity.
The following table shows gross premiums written allocated between excess of loss, proportional and delegated authority for each of our segments:

Year ended December 31, 2018	Property	Casualty and Specialty	Other	Total
(in thousands)
Excess of loss	$1,473,381	$366,635	$—	$1,840,016
Proportional	220,458	965,141	—	1,185,599
Delegated authority	67,087	217,725	—	284,812
Total gross premiums written	$1,760,926	$1,549,501	$—	$3,310,427

Year ended December 31, 2017
Excess of loss	$1,192,980	$262,415	$(7)	$1,455,388
Proportional	195,473	894,810	—	1,090,283
Delegated authority	51,984	199,885	—	251,869
Total gross premiums written	$1,440,437	$1,357,110	$(7)	$2,797,540

Year ended December 31, 2016
Excess of loss	$932,725	$218,816	$—	$1,151,541
Proportional	148,555	900,819	—	1,049,374
Delegated authority	29,983	143,678	—	173,661
Total gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576

Property Segment
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

Year ended December 31,	2018	2017	2016
(in thousands)
Catastrophe	$1,349,324	$1,104,450	$884,361
Other property	411,602	335,987	226,902
Total Property segment gross premiums written	$1,760,926	$1,440,437	$1,111,263

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
As noted above, our excess of loss property contracts generally cover all natural perils, and our predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under our property reinsurance contracts when arising from a covered peril.
We offer our coverages on a worldwide basis. Because of the wide range of possible catastrophic events to which we are exposed, including the size of such events and the potential for multiple events to occur in the same time period, our property business is volatile and our financial condition and results of operations reflect this volatility. To moderate the volatility of our risk portfolio, we may increase or decrease our presence in the property business based on market conditions and our assessment of risk-adjusted pricing adequacy. We frequently purchase reinsurance or other protection for our own account for a number of reasons, including to optimize the expected outcome of our underwriting portfolio, to manage capital requirements for regulated entities and to reduce the financial impact that a large catastrophe or a series of catastrophes could have on our results.

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

Year ended December 31,	2018	2017	2016
(in thousands)
Professional liability (1)	$485,851	$452,310	$377,580
General casualty (2)	453,097	417,880	327,939
Financial lines (3)	352,902	303,800	413,068
Other (4)	257,651	183,120	144,726
Total Casualty and Specialty segment gross premiums written	$1,549,501	$1,357,110	$1,263,313

(1)	Includes directors and officers, medical malpractice, and professional indemnity.
(2)	Includes automobile liability, casualty clash, employer’s liability, umbrella or excess casualty, workers’ compensation and general liability
(3)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.
(4)
Includes accident and health, agriculture, aviation, cyber, energy, marine, satellite and terrorism. Lines of business such as regional multi-line and whole account may have characteristics of various other classes of business, and are allocated accordingly.

In recent years, we have expanded our Casualty and Specialty segment operations through organic growth initiatives and acquisitions, and we plan to continue to expand these operations over time if market conditions are appropriate.
Our Casualty and Specialty segment gross premiums written may be subject to significant volatility as certain lines of business in this segment can be influenced by a small number of relatively large transactions. We seek to underwrite these lines using a disciplined underwriting approach and sophisticated analytical tools. We generally target lines of business where we believe we can adequately quantify the risks assumed and provide coverage where we believe our underwriting is robust and the market is attractive. We also seek to identify market dislocations and write new lines of business whose risk and return characteristics are estimated to exceed our hurdle rates. Furthermore, we also seek to manage the correlations of this business with our overall portfolio. We believe that our underwriting and analytical capabilities have positioned us well to manage our casualty and specialty business.
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

Other
Our Other category primarily includes the results of: (1) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; (2) our investment unit which manages and invests the funds generated by our consolidated operations; (3) corporate expenses, certain expenses related to acquisitions, capital servicing costs and noncontrolling interests; and (4) the remnants of our former Bermuda-based insurance operations.
Geographic Breakdown
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 49.7% of our gross premiums written for the year ended December 31, 2018. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms (mainly U.S. Atlantic hurricanes), earthquakes and other natural and man-made catastrophes.
The following table sets forth the amounts and percentages of our gross premiums written allocated to the territory of coverage exposure:

	2018		2017		2016
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
(in thousands, except percentages)
Property Segment
U.S. and Caribbean	$978,063	29.4%	$954,269	34.1%	$743,226	31.3%
Worldwide	464,311	14.0%	305,915	10.9%	210,168	8.9%
Japan	71,601	2.2%	49,821	1.8%	44,536	1.9%
Europe	144,857	4.4%	49,486	1.8%	37,611	1.6%
Worldwide (excluding U.S.) (1)	66,872	2.0%	48,182	1.7%	55,043	2.3%
Australia and New Zealand	19,273	0.6%	14,151	0.5%	13,729	0.6%
Other	15,949	0.5%	18,613	0.7%	6,950	0.3%
Total Property Segment	1,760,926	53.1%	1,440,437	51.5%	1,111,263	46.9%
Casualty and Specialty Segment
Worldwide	776,976	23.4%	686,253	24.5%	581,972	24.5%
U.S. and Caribbean	667,125	20.2%	622,757	22.3%	646,381	27.2%
Europe	15,296	0.5%	9,752	0.3%	5,541	0.2%
Worldwide (excluding U.S.) (1)	31,734	1.0%	10,104	0.4%	13,840	0.6%
Australia and New Zealand	3,667	0.1%	4,141	0.1%	5,073	0.2%
Other	54,703	1.7%	24,103	0.9%	10,506	0.4%
Total Casualty and Specialty Segment	1,549,501	46.9%	1,357,110	48.5%	1,263,313	53.1%
Other category	—	—%	(7)	—%	—	—%
Total gross premiums written	$3,310,427	100.0%	$2,797,540	100.0%	$2,374,576	100.0%

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).

VENTURES
We pursue a number of other opportunities through our ventures unit, which has responsibility for creating and managing our joint ventures, executing customized reinsurance transactions to assume or cede risk and managing certain investments directed at classes of risk other than catastrophe reinsurance.
Managed Joint Ventures
We actively manage a number of joint ventures which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our principal joint ventures include DaVinci, Top Layer Re, Langhorne (comprised of Langhorne Holdings LLC (“Langhorne Holdings”) and Langhorne Partners LLC (“Langhorne Partners”)(collectively, “Langhorne”)), Medici, Upsilon RFO, RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), Vermeer and Fibonacci Re. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of the Company, acts as the exclusive underwriting manager for each of these joint ventures except Langhorne, Medici and Upsilon Fund.
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain low frequency, high severity specialty reinsurance lines of business on a global basis. In general, we seek to construct for DaVinci a portfolio with risk characteristics similar to those of Renaissance Reinsurance’s property catastrophe reinsurance portfolio, and from time to time, certain lines of specialty reinsurance written by Renaissance Reinsurance such as terrorism and workers’ compensation. In accordance with DaVinci’s underwriting guidelines, it can only participate in business also underwritten by Renaissance Reinsurance. We maintain majority voting control of DaVinci’s holding company, DaVinciRe, and accordingly, consolidate the results of DaVinciRe into our consolidated results of operations and financial position. The underwriting results of DaVinciRe are principally included in our Property segment. We seek to manage DaVinci’s capital efficiently over time in light of the market opportunities and needs we perceive and believe we are able to serve. DaVinciRe is managed by RUM in return for a management fee and performance based incentive fee. Our noncontrolling economic ownership in DaVinciRe was 22.1% at December 31, 2018 (2017 - 22.1%).
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time.
Top Layer Re
Top Layer Re was established in 1999 and writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. Top Layer Re is managed by RUM in return for a management fee. We account for our equity ownership in Top Layer Re under the equity method of accounting and our proportionate share of its results is reflected in equity in earnings of other ventures in our consolidated statements of operations.
Medici
Medici is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors subscribe for the majority of the participating, non-voting common shares of Medici. We maintain majority voting control of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), therefore the results of Medici and Fund Holdings are consolidated in our financial statements. Medici is managed by RenaissanceRe Fund Management Ltd. in return for a management fee. Our economic ownership in Medici was 16.6% at December 31, 2018 (2017 - 26.8%).
Upsilon RFO
In 2013, we formed a managed joint venture, Upsilon RFO, a Bermuda domiciled special purpose insurer (“SPI”), to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to us and Upsilon Fund. Upsilon RFO is considered a variable interest entity (“VIE”) as it has insufficient equity capital to finance its activities without additional financial support and we are the primary beneficiary. As a result, we consolidate Upsilon RFO and all significant inter-company transactions have been eliminated. Other than our equity investment, we have not provided any financial or other support to Upsilon RFO that we were not contractually required to provide.
Upsilon Fund
We incorporated Upsilon Fund, an exempted Bermuda limited segregated accounts company, in 2014. Upsilon Fund was formed to provide a fund structure through which third party investors can invest in property reinsurance risk managed by us. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RenaissanceRe Fund Management Ltd. in return for a management fee and performance based incentive fee. We have not provided any financial or other support to Upsilon Fund that we were not contractually required to provide. Currently, Upsilon Fund is invested in Upsilon RFO and Medici.

Vermeer
Effective December 17, 2018, we formed Vermeer, an exempted Bermuda reinsurer, with PGGM, a Dutch pension fund manager. Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. We maintain majority voting control of Vermeer, while PGGM retains economic benefits. Vermeer is considered a VIE, as it has voting rights that are not proportional to its participating rights and we are the primary beneficiary. As a result, we consolidate Vermeer and all significant inter-company transactions have been eliminated. The portion of Vermeer’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. We have not provided any financial or other support to Vermeer that we were not contractually required to provide.
Fibonacci Re
In 2016, Fibonacci Re, a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raised capital from third party investors and us via private placements of participating notes that are listed on the Bermuda Stock Exchange. This arrangement enables Renaissance Reinsurance to support its clients with additional property catastrophe reinsurance capacity and we believe it provides attractive risk-adjusted returns to our capital partners. We concluded that Fibonacci Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. Therefore, we evaluated our relationship with Fibonacci Re and concluded we are not the primary beneficiary of Fibonacci Re as we do not have power over the activities that most significantly impact the economic performance of Fibonacci. As a result, we do not consolidate the financial position and results of operations of Fibonacci. Other than our investment in the participating notes of Fibonacci Re, we have not provided financial or other support to Fibonacci Re that we were not contractually required to provide.
Langhorne
Effective December 22, 2017, we closed an initiative with Reinsurance Group of America, Incorporated to source third party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners is the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings in return for a management and performance based incentive fee. We concluded that Langhorne Holdings meets the definition of a VIE. We are not the primary beneficiary of Langhorne Holdings and as a result, we do not consolidate the financial position or results of operations of Langhorne Holdings. We concluded that Langhorne Partners was not a VIE. We account for our investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears. We anticipate that our investment in Langhorne will increase, perhaps materially, as in-force life and annuity blocks of businesses are written. Other than our current and committed future equity investment in Langhorne, we have not provided financial or other support to Langhorne that we were not contractually required to provide.
Strategic Investments
Ventures also pursues strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments may be directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks, such as Insurtech opportunities. We find these investments attractive because of their expected returns, and because they provide us with diversification benefits and information and exposure to other aspects of the market. For example, in 2018 we acquired a minority shareholding in Catalina Holdings (Bermuda) Ltd, a long-term consolidator in the non-life insurance/reinsurance run-off sector, which is accounted for at fair value and is included in other investments. Other examples of strategic investments include our investments in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Select Insurance Holdings, Inc., Tower Hill Signature Insurance Holdings, Inc. and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”), which are accounted for under the equity method of accounting. We also have investments in Essent Group Ltd. and Trupanion Inc., which are accounted for at fair value and are included in other investments.
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
Our ventures business unit activities that appear in our consolidated underwriting results, such as DaVinci and certain reinsurance transactions, are included in our Property and Casualty and Specialty segment results as appropriate; the results of our equity method investments, such as Top Layer Re, and other ventures are included in the Other category of our segment results.
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
We believe that our principal competitors include other companies active in the Bermuda market, currently including Allied World Assurance Company, AG, Arch Capital Group Ltd., Aspen Insurance Holdings Limited, AXA XL, Axis Capital Holdings Limited, Chubb Limited, Everest Re Group, Ltd., Fidelis Insurance Holdings Limited (“Fidelis”), Hamilton Re Ltd. (“Hamilton Re”), PartnerRe Ltd., Sompo International (formerly known as Endurance Specialty Holdings Ltd.) and Third Point Reinsurance Ltd. (“Third Point”), as well as a growing number of private, unrated reinsurers offering predominately collateralized reinsurance. We also compete with certain Lloyd’s syndicates active in the London market, as well as with a number of other industry participants, such as American International Group, Inc., Berkshire Hathaway Inc., Hannover Rückversicherung AG (“Hannover Re”), Ironshore Inc., Münchener Rückversicherungs-Gesellschaft Aktiengesellschaft in München (“Munich Re”) and Swiss Re Ltd.
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
We have developed a proprietary, computer-based pricing and exposure management system, REMS©, which has analytic and modeling capabilities that help us to assess the risk and return of each incremental (re)insurance contract in relation to our overall portfolio of (re)insurance contracts. We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. In conjunction with pricing models that we run outside of REMS©, the REMS© framework encompasses and facilitates risk capture, analysis, correlation, portfolio aggregation and capital allocation within a single system for all of our natural hazards and non-natural hazards (re)insurance contracts. We continue to invest in and improve REMS©, incorporating our underwriting and modeling experience and adding proprietary software and a significant amount of new industry data. We continually strive to improve our analytical techniques for both natural hazard and non-natural hazard models in REMS© and while our experience is most developed for analyzing natural hazard catastrophe risks, we continue to invest in and evolve our capabilities for assessing non-natural hazard catastrophe risks. Over the last five years, we have continued to develop our casualty and specialty modeling tools and capabilities in line with our business needs. With the acquisition of Platinum Underwriters Holdings, Ltd. (“Platinum”) and the expertise added since then, we believe our tools are now state of the art and fully embedded in our underwriting processes.
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
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools, driven either by new hazard science and understanding or by experience of loss events. For example, the movement in cedant loss estimates seen across the market in the months following Hurricane Irma prompted us to perform, in conjunction with several partner companies, a detailed review of the nature of the claims made as a result of that event. In addition, we have reviewed the prevalence of “assignment of benefits”, or “AOB” activity in underlying claims as well as the impact of loss adjusting expenses and the costs associated with any litigation. This process is informing a change in our view of reinsurance risk in certain parts of the state of Florida based on the observed behavioral norms. More generally our team of scientists at Weather Predict Consulting Inc. (“Weather Predict”) have been tracking the impact of climate and expanding urban development in both tornado/hail and wildfire risk over the last several years. The recent history of California wildfire events, and particularly the extreme outbreaks during 2017 and 2018, are being used to validate, and where necessary inform, our representation of this risk.
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
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM rating of “Very Strong” from each of these agencies, which is the highest ERM score assigned.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources, Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions.

RESERVES FOR CLAIMS AND CLAIM EXPENSES
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to us, or incurred but not enough reported to us (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent our estimates for claims related to specific contracts which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 7. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.
INVESTMENTS
Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. The majority of our investments consist of highly rated fixed income securities. We also hold a significant amount of short term investments which are managed as part of our investment portfolio and have a maturity of one year or less when purchased. In addition, we have an allocation to other investments including private equity investments, catastrophe bonds, senior secured bank loan funds and hedge funds, and to certain equity securities. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
For additional information regarding our investment portfolio, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Investments” and “Note 4. Investments in our Notes to the Consolidated Financial Statements”.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively by maintaining a smaller staff. In recent years, our distribution has become increasingly reliant on a small and relatively decreasing number of broker relationships reflecting consolidation in the broker sector. We expect this concentration to continue and perhaps increase. In 2018, three brokerage firms accounted for 75.2% of our gross premiums written.
The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2018	Property	Casualty and Specialty	Total
AON	42.7%	38.4%	40.7%
Marsh	29.1%	19.5%	24.6%
Willis Towers Watson	7.2%	12.9%	9.9%
Total of largest brokers	79.0%	70.8%	75.2%
All others	21.0%	29.2%	24.8%
Total	100.0%	100.0%	100.0%

EMPLOYEES
At February 4, 2019, we employed 411 people worldwide (February 2, 2018 - 384, February 17, 2017 - 376). Our overall headcount is expected to increase as a result of the TMR Stock Purchase.
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
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed around the National Institute of Standards and Technology (“NIST”) cybersecurity framework, upon which many cybersecurity regulations are modeled. In 2017, the New York Department of Financial Services’ Cybersecurity Requirements for Financial Services Companies (the “NYDFS Cybersecurity Regulation”), which sets minimum cybersecurity standards for financial institutions, insurers and certain other companies supervised by the NYDFS and to which we are subject, became effective. In addition, the National Association of Insurance Commissioners’ (the “NAIC”) adopted the Insurance Data Security Model Law, which closely resembles the NYDFS Cybersecurity Regulation and will be considered by states for adoption. These and other cybersecurity regulations impose significant new regulatory requirements intended to protect the confidentiality, integrity and availability of information systems. Our program is designed to comply with all applicable cybersecurity regulatory requirements and we continue to evaluate and assess our compliance in the changing regulatory environment.
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
REGULATION
The business of insurance and reinsurance is regulated in most countries and all states in the U.S., although the degree and type of regulation varies significantly from one jurisdiction to another.  Currently, we operate primarily in Bermuda, the U.S. and the U.K. We also have operations in Singapore, Ireland and Switzerland. Although principally regulated by the regulatory authorities of their respective jurisdictions, our operating subsidiaries may also be subject to regulation in the jurisdictions of their ceding companies. In addition, expansion into additional insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that Renaissance Reinsurance, DaVinci, Top Layer Re, RenaissanceRe Specialty U.S., Upsilon RFO, or any of our other Bermudian subsidiaries will become subject to direct U.S. regulation. Upon completion of the TMR Stock Purchase, we will become subject to increased regulation in various jurisdictions, including the U.K., Switzerland and the U.S., including the insurance holding company laws of New York, the domestic state of Tokio Millennium Re AG (US Branch), a United States branch of Tokio Millennium Re AG.
Bermuda Regulation
All Bermuda companies must comply with the provisions of the Companies Act 1981. In addition, the Insurance Act 1978 and related regulations (collectively, the “Insurance Act”), regulate the business of our Bermuda insurance, reinsurance and management company subsidiaries.
As a holding company, RenaissanceRe is not currently subject to the Insurance Act. However, the Insurance Act regulates the insurance and reinsurance business of our Bermuda-licensed operating insurance companies. RenaissanceRe’s Bermuda-licensed operating insurance subsidiaries and joint ventures include Renaissance Reinsurance and DaVinci, which are registered as Class 4 general business insurers, RenaissanceRe Specialty U.S. and Vermeer, which are registered as Class 3B general business insurers, and Top Layer Re, which is registered as a Class 3A general business insurer under the Insurance Act. RenaissanceRe also has operating subsidiaries registered as SPIs under the Insurance Act, including Upsilon RFO. RUM and RenaissanceRe Underwriting Management Ltd. are each registered as insurance managers under the Insurance Act.
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
Enhanced Capital Requirement. Each Class 3A, Class 3B and Class 4 insurer is required to maintain its statutory economic capital and surplus at a level at least equal to its ECR which is established by reference to either the BSCR or an approved internal capital model. In either case, the ECR shall at all times equal or exceed the respective Class 3A, Class 3B and Class 4 insurer’s Minimum Solvency Margin and may be adjusted in circumstances where the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR applicable to it. While not specifically referred to in the Insurance Act, the BMA has also established a target capital level (“TCL”) for each Class 3A, Class 3B and Class 4 insurer equal to 120% of the respective ECR. While a Class 3A, Class 3B and Class 4 insurer is not currently required to maintain its statutory economic capital and surplus at this level, the TCL serves as an early warning tool for the BMA and failure to maintain statutory capital at least equal to the TCL will likely result in increased BMA regulatory oversight.
Minimum Liquidity Ratio. An insurer engaged in general business is required to maintain the value of its relevant assets at not less than 75% of the amount of its relevant liabilities (“Minimum Liquidity Ratio”).
Eligible Capital. To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A, Class 3B and Class 4 insurers must maintain available capital in accordance with a “three tiered capital system”. All capital instruments are classified as either basic or ancillary capital, which in turn are classified into one of three tiers (Tier 1, Tier 2 and Tier 3) based on their "loss absorbency" characteristics (the "Tiered Capital Requirements"). Eligibility limits are then applied to each tier in determining the amounts eligible to cover regulatory capital requirement levels. The highest capital is classified as Tier 1 capital and lesser quality capital is classified as either Tier 2 capital or Tier 3 capital. Under this regime, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 3A, 3B and 4 insurers' Minimum Solvency Margin and ECR requirements.
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
Fit and Proper Controllers. The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers. For so long as shares of RenaissanceRe are listed on the NYSE or another recognized stock exchange, the Insurance Act requires that the BMA be notified in writing within 45 days of any person becoming, or ceasing to be, a controller. A controller includes the managing director or chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days of becoming aware of such fact. An officer in relation to a registered insurer includes a director, secretary, chief executive or senior executive by whatever name called.
Material Change. All registered insurers are required to give the BMA 30 days’ notice of their intention to effect a material change within the meaning of the Insurance Act, and shall not take any steps to give effect to a material change unless, before the end of notice period unless they have been notified by the BMA in writing that it has no objection to such change or the period has lapsed without the BMA issuing a notice of objection.
certain matters that are likely to be of material significance to the BMA in carrying out its supervisory function under the Insurance Act. The Insurance Act prescribes which matters require advance notice.
Insurance Code of Conduct. All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to be complied with to ensure each insurer implements sound corporate governance, risk management and internal controls. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and in calculating the operational risk charge applicable in accordance with the insurer's BSCR model or approved internal model.
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

Group Supervision. Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe group of companies (the “RenaissanceRe Group”) and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules (together, the “Group Rules”). Under the Group Rules, the RenaissanceRe Group is required to annually prepare and submit to the BMA group GAAP financial statements, group statutory financial statements, a group capital and solvency return (including an EBS) and an FCR. An insurance group must ensure that the value of the insurance group's assets exceeds the amount of the insurance group's liabilities by the aggregate of: (i) the individual Minimum Solvency Margin of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s Minimum Solvency Margin, where the parent company exercises significant influence over a member of the group but does not control the member (the "Group Minimum Solvency Margin"). A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. Every insurance group is also required to submit an annual group actuarial opinion when filing its group capital and solvency return. The group is required to appoint an individual approved by the BMA to be the group actuary. The group actuary must provide an opinion on the RenaissanceRe Group’s technical provisions as recorded in the RenaissanceRe Group statutory EBS. Insurance groups are required to maintain available statutory economic capital and surplus to an amount that is equal to or exceeds the value of its group ECR, which is calculated at the end of its relevant year by reference to the BSCR model of the group (the “Group BSCR”) or an approved internal capital model provided that the group ECR shall at all times be an amount equal to or exceeding the Group Minimum Solvency Margin. The BMA expects insurance groups to operate at or above a group TCL, which exceeds the group ECR. The TCL for insurance groups is set at 120% of its group ECR. In addition, under the Tiered Capital Requirements described above, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used by an insurance group to satisfy the Group's Minimum Solvency Margin and group ECR requirements. Further, our Board of Directors has established solvency self assessment procedures for the RenaissanceRe Group that factor in all foreseeable material risks; Renaissance Reinsurance must ensure that the RenaissanceRe Group’s assets exceed the amount of the RenaissanceRe Group’s liabilities by the aggregate minimum margin of solvency of each qualifying member; and our Board of Directors has established and implements corporate governance policies and procedures designed to ensure they support the overall organizational strategy of the RenaissanceRe Group. In addition, the RenaissanceRe Group is required to prepare and submit to the BMA a quarterly financial return comprising unaudited consolidated group financial statements, a schedule of intra-group transactions and a schedule of risk concentrations.
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
Economic Substance Act. In December 2018, the Economic Substance Act 2018 (the “ESA”) came into effect in Bermuda. Under the provisions of the ESA, every Bermuda registered entity engaged in a “relevant activity” must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Under the ESA, insurance or holding entity activities (both as defined in the ESA and Economic Substance Regulations 2018) are relevant activities. To the extent that the ESA applies to any of our entities registered in Bermuda, we will be required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda.
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
U.S. Regulation
Admitted Company Regulation. Renaissance Reinsurance U.S. is a Maryland-domiciled insurer licensed in 26 states and the District of Columbia and qualified or certified as a reinsurer in an additional 24 states. As a U.S. licensed and authorized insurer, Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other things, state insurance departments regulate insurer solvency, authorized investments, loss and loss adjustment expense and unearned premium reserves, and deposits of securities for the benefit of policyholders. State insurance departments also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The Maryland Insurance Administration, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S. We are pursuing growth in many lines of business written by Renaissance Reinsurance U.S., which may increase the impact of U.S. regulation on our business as a whole.
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
Maryland law also requires any person seeking to acquire control of a Maryland-domestic insurer or of an entity that directly or indirectly controls a Maryland-domestic insurer, including its holding company, to file a statement with the Maryland Insurance Administration at least 60 days before the proposed acquisition of control. The transaction seeking to acquire control cannot be made unless, within 60 days after the statement is filed with the Maryland Insurance Administration, or within any extension of that period, the Maryland Insurance Administration approves, or does not disapprove, the transaction. Any purchaser of 10% or more of the outstanding voting securities of an insurance company, its holding company or any other entity directly or indirectly controlling the insurance company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file statements and reports with the Maryland Insurance Administration before such acquisition.
Effective for 2014, Maryland adopted enterprise risk management and reporting obligations applicable to insurance holding company systems that are meant to protect the licensed companies from enterprise risk. These obligations include requiring an annual enterprise risk report by the ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to the U.S. licensed companies. We timely filed our enterprise risk reports with the Maryland Insurance Administration for 2017 and 2018.

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
Federal Oversight and Other Government Intervention. Government intervention in the insurance and reinsurance markets in the U.S. continues to evolve. Although U.S. state regulation is currently the primary form of regulation of insurance and reinsurance, Congress has considered proposals in several areas that may impact the industry, including the creation of an optional federal charter and repeal of the insurance company antitrust exemption from the McCarran Ferguson Act. We are unable to predict what other proposals will be made or adopted or the effect, if any, that such proposals would have on our operations and financial condition.
The Dodd-Frank Act established federal measures that impact the U.S. insurance business and preempt certain state insurance laws. For example, the Dodd-Frank Act created the Financial Stability Oversight Council (the “FSOC”), which is authorized to designate a non-bank financial company as “systemically significant” if its material financial distress could threaten the financial stability of the U.S. As of December 31, 2018, there were no non-bank financial companies designated as systemically significant by the FSOC. The FSOC’s potential recommendation of measures to address systemic risk in the insurance industry could affect our insurance and reinsurance operations as could a determination that we or our counterparties are systemically significant. In November 2017, the U.S. Department of the Treasury (“Treasury”) issued a report recommending certain changes to the FSOC’s process for designating non-bank financial companies as systemically significant in order to make the designation process more rigorous, clear, and transparent. Any suggested changes ultimately adopted by the FSOC would be implemented by FSOC directly, rather than through legislation.
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
The Dodd-Frank Act authorizes Treasury and the Office of the U.S. Trade Representative (“USTR”) to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance (“covered agreements”). In January 2017, Treasury and the USTR negotiated a covered agreement with the EU regarding the prudential regulation of insurance and reinsurance (the “US-EU Covered Agreement”), which was signed in September 2017. Each party has begun the process of completing its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order for the US-EU Covered Agreement to enter into force. The NAIC is working on proposed amendments to the Amended Credit for Reinsurance Model Act and Model Regulation in order to satisfy the substantive and timing requirements of the US-EU Covered Agreement. In addition to removing the reinsurance collateral obligations for EU reinsurers as required by the US-EU Covered Agreement, the proposed NAIC amendments would also provide a means by which reinsurers domiciled in other qualifying non-U.S. jurisdictions as well as reinsurers domiciled in qualifying states can achieve equivalent reinsurance collateral status for reinsurance contracts with U.S. insurers.
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
Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, was established as a private company limited by shares in Singapore on March 15, 2012 and is registered with ACRA and subject to Singapore’s Companies Act.
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

Excess of loss reinsurance or insurance
Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

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

Surplus lines insurance
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
Risks Related to Our Company
Our exposure to catastrophic events and premium volatility could cause our financial results to vary significantly from one period to the next and could adversely impact our financial results.
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
Risks of volatility in our financial results are also exacerbated by the fact that the premiums in both our Property and Casualty and Specialty segments are prone to significant volatility due to factors including the timing of contract inception and our differentiated strategy and capability, which position us to pursue bespoke or large solutions for clients, which may be non-recurring.
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
Due to the many assumptions and estimates involved in establishing reserves and the inherent uncertainty of modeling techniques, the reserving process is inherently uncertain. It is expected that some of our assumptions or estimates will prove to be inaccurate, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events in 2017 and 2018 remain subject to significant uncertainty. As these and other events mature, losses are paid and information emerges, we expect our reserves may change, perhaps materially.
Accordingly, we may underestimate the exposures we are assuming and our results of operations and financial condition may be adversely impacted, perhaps significantly. Conversely, we may prove to be too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.
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
A ratings downgrade or other negative ratings action could adversely affect our ability to compete with other reinsurers and insurers, as well as the marketability of our product offerings, our access to and cost of borrowing and our ability to write new business, which could materially adversely affect our results of operations. For example, following a ratings downgrade we might lose customers to more highly rated competitors or retain a lower share of the business of our customers or we could incur higher borrowing costs on our credit facilities.
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
Our most severe estimated economic exposures arise from our coverages for natural disasters and catastrophes. The trend towards increased severity and frequency of weather related natural disasters and catastrophes which we believe arises in part from changes in climate conditions, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors which we believe increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. Accordingly, we expect an increase in claims, especially from properties located in these catastrophe-exposed regions.
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
When we purchase reinsurance or retrocessional reinsurance for our own account, the insolvency of any of our reinsurers, or inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements could have a material adverse effect on us. We have significant reinsurance recoverables associated with the large catastrophe events of 2017 and 2018 and, generally, we believe that the “willingness to pay” of some reinsurers and retrocessionaires is declining. Therefore, this risk may be more significant to us at present than at many times in the past. Complex coverage issues or coverage disputes may impede our ability to collect amounts we believe we are owed.
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
The Tax Bill increased the likelihood that we or our non-U.S. subsidiaries or joint ventures managed by us will be deemed a “controlled foreign corporation” (“CFC”) within the meaning of the Internal Revenue Code for U.S. federal tax purposes. Specifically, the Tax Bill expands the definition of “U.S. shareholder” for CFC purposes to include U.S. persons who own 10% or more of the value of a foreign corporation’s shares, rather than only looking to voting power held. As a result, the “voting cut-back” provisions included in our Amended and Restated Bye-laws that limit the voting power of any shareholder to 9.9% of the total voting power of our capital stock will be ineffective in avoiding “U.S. shareholder” status for U.S. persons who own 10% or more of the value of our shares. The Tax Bill also expands certain attribution rules for stock ownership in a way that would cause foreign subsidiaries in a foreign parented group that includes at least one U.S. subsidiary to be treated as CFCs. In the event a corporation is characterized as a CFC, any “U.S. shareholder” of the CFC is required to include its pro rata share of certain insurance and related investment income in income for a taxable year, even if such income is not distributed. In addition, U.S. tax exempt entities subject to the unrelated business taxable income (“UBTI”) rules that own 10% or more of the value of our non-U.S. subsidiaries or joint ventures managed by us that are characterized as CFCs may recognize UBTI with respect to such investment.
In addition to changes in the CFC rules, the Tax Bill contains modifications to certain provisions relating to passive foreign investment company (“PFIC”) status that could, for example, discourage U.S. persons from investing in our joint ventures or other entities we manage. The Tax Bill makes it more difficult for a non-U.S. insurance company to avoid PFIC status under an exception for certain non-U.S. insurance companies engaged in the active conduct of an insurance business. The Tax Bill limits this exception to a non-U.S. insurance company that would be taxable as an insurance company if it were a U.S. corporation and that maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains reserves that at least equal 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances). While we believe that our non-U.S. insurance subsidiaries should satisfy this reserve test and we do not expect to be a PFIC for the foreseeable future, we cannot assure you that this will continue to be the case in future years, and there is a significant risk that joint venture entities managed by us may not satisfy the reserve test.
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
In addition, we believe our property results have been adversely impacted over recent periods by increasing primary claims level fraud and abuses, as well as other forms of social inflation, and that these trends may continue, particularly in certain U.S. jurisdictions in which we focus, including Florida and Texas. For example, in Florida, homeowners are increasingly assigning the benefit of their insurance recovery to third parties, typically related to a water loss claim but also with respect to other claims.  This practice is referred to as an ”assignment of benefits”, and is characterized by an inflated size and number of claims, increased incidence of litigation, interference in the adjustment of claims, and the assertion of bad faith actions and a one-way right to claim attorney fees. Assignments of benefits and related insurance fraud may directly affect us, potentially materially, through any policy we write in Florida, as well as by inflating the size of occurrences we cover under our reinsurance treaties and reducing the value of certain investments we have in Florida, including both debt and equity investments in domestic reinsurers. Additionally, significant uncertainty may arise from the attribution of potentially insured losses proximately or indirectly related to the 2017 and 2018 California wildfires.
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
In a soft reinsurance underwriting market, premium rates are stable or falling and coverage is readily available. In a hard reinsurance underwriting market, premium rates are increasing and less coverage may be available. Leading global intermediaries and other sources have generally reported that the U.S. reinsurance market reflected a soft underwriting market during the last several years, with growing levels of industry wide capital held. This capital has been supplied principally by traditional market participants and increasingly by alternative capital providers. We believe that the current reinsurance underwriting market is in a prolonged soft market phase, but that it will continue to be cyclical, with hard markets caused by withdrawal or use of excess capital, large or frequent loss events and other factors. However, it is possible that increased access of primary insurers to capital, new technologies and other factors may eliminate or significantly lessen the possibility of any future hard reinsurance underwriting market.
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
We believe our exposure to counterparty credit risk has increased in recent years. In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, and these brokers, in turn, pay these amounts over to the insurers that have reinsured a portion of their liabilities with us (we refer to these insurers as ceding insurers). Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass such amounts on to us. In many jurisdictions, we have contractually agreed that if a broker were to fail to make a payment to a ceding insurer, we would remain liable to the ceding insurer for the deficiency. Conversely, in many jurisdictions, when the ceding insurer pays premiums for these policies to reinsurance brokers for payment over to us, these premiums are considered to have been paid by the cedants and the ceding insurer is no longer liable to us for those amounts, whether or not we have actually received the premiums. Consequently, in connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with brokers around the world.
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. We cannot assure you that our premiums receivable or reinsurance recoverables, which may not be collateralized, will be collected or that we will not be required to write down additional amounts in future periods. To the extent our customers or retrocedants become unable to pay future premiums, we would be required to recognize a downward adjustment to our premiums receivable or reinsurance recoverables, as applicable, in our financial statements. As of December 31, 2018, we had reinsurance recoverables of $2.4 billion, and our failure to collect even a small portion of these recoverables, or a meaningful delay in the collection of recoverables as to which our own underlying obligations are due, could negatively affect our results of operations and financial condition, perhaps materially.
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
If the IRS were to contend successfully that we or one or more of our Bermuda subsidiaries is engaged in a trade or business in the U.S., each entity engaged in a U.S. trade or business would, to the extent not exempted from tax by the U.S.-Bermuda income tax treaty, be subject to U.S. corporate income tax on the portion of its net income treated as effectively connected with a U.S. trade or business, as well as the U.S. corporate branch profits tax. If we or one or more of our Bermuda subsidiaries were ultimately held to be subject to taxation, our earnings would correspondingly decline.
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
As part of our strategy, we frequently monitor and analyze opportunities to acquire or make a strategic investment in new or other businesses we believe will not detract from our core operations. The negotiation of potential acquisitions (such as our pending acquisition of the TMR Group Entities) or strategic investments as well as the integration of an acquired business or new personnel, could result in a substantial diversion of management resources.
Future acquisitions could likewise involve numerous additional risks such as potential losses from unanticipated litigation or levels of claims and inability to generate sufficient revenue to offset acquisition costs. As we pursue or consummate a strategic transaction or investment, we may value the acquired or funded company or operations incorrectly, fail to integrate the acquired operations appropriately into our own operations, fail to successfully manage our operations as our product and geographical diversity increases, expend unforeseen costs during the acquisition or integration process, or encounter other unanticipated risks or challenges. If we succeed in consummating a strategic investment, we may fail to value it accurately or divest it or otherwise realize the value which we originally invested or have subsequently reflected in our consolidated financial statements. Any failure by us to effectively limit such risks or implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or results of operations. As provided in more detail below under “Risks Related to the TMR Stock Purchase,” we face significant challenges in combining our operations with the operations of the TMR Group, and we may not be able to accomplish this integration process smoothly or successfully, which would reduce the anticipated benefits of the TMR Stock Purchase.
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
We have historically derived a meaningful portion of our income from our invested assets, which are comprised of, among other things, fixed maturity securities, such as bonds, asset-backed securities, mortgage-backed securities, equity securities, and other investments, including but not limited to private equity investments, bank loan funds and hedge funds. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Additionally, with respect to certain of our investments, we are subject to pre-payment or reinvestment risk. Our investment portfolio also includes securities with a longer duration, which may be more susceptible to certain of these risks.
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
A portion of our investment portfolio is allocated to other classes of investments including equity securities and interests in alternative investment vehicles such as catastrophe bonds, private equity investments, senior secured bank loan funds and hedge funds. These other classes of investments are recorded on our consolidated balance sheet at fair value, which is generally established on the basis of the valuation criteria set forth in the governing documents of such investment vehicles. Such valuations may differ significantly from the values that would have been used had ready markets existed for the shares, partnership interests, notes or other securities representing interests in the relevant investment vehicles. We cannot assure you that, if we were forced to sell these assets, we would be able to sell them for the prices at which we have recorded them, and we might be forced to sell them at significantly lower prices. Furthermore, our interests in many of the investment classes described above are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term. These classes of investments expose us to market risks including interest rate risk, foreign currency risk, equity price risk and credit risk. The performance of these classes of investments is also dependent on the individual investment managers and the investment strategies. It is possible that the investment managers will leave and/or the investment strategies will become ineffective or that such managers will fail to follow our investment guidelines. Any of the foregoing could result in a material adverse change to our investment performance, and accordingly, adversely affect our financial results.
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
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (“BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities.
In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021, which may affect us adversely. If LIBOR ceases to exist, we may need to renegotiate the terms of certain of our capital securities and credit instruments, which utilize LIBOR as a factor in determining the interest rate, to replace LIBOR with the new standard that is established. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.
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
The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which provides a federal backstop to all U.S. based property and casualty insurers for insurance related losses resulting from any act of terrorism on U.S. soil or against certain U.S. air carriers, vessels or foreign missions, expires on December 31, 2020. We benefit from TRIPRA as this protection generally inures to our benefit under our reinsurance treaties where terrorism is not excluded.
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

We protect our information systems with physical and electronic safeguards as well as backup systems considered appropriate by management. However, it is not possible to protect against every potential power loss, telecommunications failure, cybersecurity attack or similar event that may arise. Moreover, the safeguards we use are subject to human implementation and maintenance and to other uncertainties. Although we attempt to keep personal, confidential, and proprietary information confidential, we may be impacted by third parties who may not have or use appropriate controls to protect such information.
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
Our disaster recovery and business continuity plans involve arrangements with our off-site, secure data centers. We cannot assure you that we will be able to access our systems from these facilities in the event that our primary systems are unavailable due to various scenarios, such as natural disasters or that we have prepared for every disaster or every scenario which might arise in respect of a disaster for which we have prepared, and cannot assure you our efforts in respect of disaster recovery will succeed, or will be sufficiently rapid to avoid harm to our business.
The cybersecurity regulatory environment is evolving, and it is possible that the costs to us of and the resources required for complying with new or developing regulatory requirements will increase. For example, the NYDFS Cybersecurity Regulation imposes pre-breach cybersecurity obligations with which certain of our subsidiaries are required to comply. We may be required to comply with other cybersecurity requirements upon completion of the TMR Stock Purchase. It is also possible that similar laws and regulations may be enacted in the future in other jurisdictions. We also operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident, or by our personnel. Failure to comply with these obligations can give rise to monetary fines and other penalties, which could be significant.
See “Part I, Item 1. Business, Information Technology” for additional information related to information technology and cybersecurity.
We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.
We regularly evaluate our business plans and strategies, which often results in changes to our business plans and initiatives. Given the increasing importance of strategic execution in our industry, we are subject to increasing risks related to our ability to successfully implement our evolving plans and strategies, particularly as the pace of change in our industry continues to increase. Changing plans and strategies requires significant management time and effort, and may divert management’s attention from our core and historically successful operations and competencies. We routinely evaluate potential investments and strategic transactions, but there can be no assurance we will successfully consummate any such transaction, or that a consummated transaction will succeed financially or strategically. Moreover, modifications we undertake to our operations may not be immediately reflected in our financial statements. Therefore, risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
Our current business strategy focuses on writing reinsurance, with limited writing of primary insurance. Our pending acquisition of the TMR Group Entities will further concentrate our strategy on reinsurance. Certain of our competitors have, in connection with consolidation in the insurance and reinsurance industries, recently increased the amount of primary insurance they are writing, both on an absolute and relative basis. There can be no assurance that our business strategy of focusing on writing reinsurance, with limited writing of primary insurance, will prove prudent as compared to the strategies of our competitors.

The determination of impairments taken is highly subjective and could materially impact our financial position or results of operations.
The determination of impairments taken on our investments, investments in other ventures, goodwill and other intangible assets and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, management may determine that impairments are needed in future periods and any such impairment will be recorded in the period in which it occurs, which could materially impact our financial position or results of operations. Historical trends may not be indicative of future impairments.
We may be adversely impacted by inflation.
We monitor the risk that the principal markets in which we operate could experience increased inflationary conditions, which would, among other things, cause loss costs to increase, and impact the performance of our investment portfolio. We believe the risks of inflation across our key markets is increasing. The impact of inflation on loss costs could be more pronounced for those lines of business that are considered to be long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business. The onset, duration and severity of an inflationary period cannot be estimated with precision.
We depend on the policies, procedures and expertise of ceding companies and delegated authority counterparties, who may fail to accurately assess the risks they underwrite, which exposes us to operational and financial risks.
Like other reinsurers, we do not separately evaluate each primary risk assumed under our reinsurance contracts or pursuant to our delegated authority business. Accordingly, we are heavily dependent on the original underwriting decisions made by our ceding companies and delegated authority counterparties and are therefore subject to the risk that our customers may not have adequately evaluated the risks to be reinsured, or that the premiums ceded to us will not adequately compensate us for the risks we assume, perhaps materially so. In addition, it is possible that delegated authority counterparties or other counterparties authorized to bind policies on our behalf will fail to fully comply with regulatory requirements, such as those relating to sanctions, or the standards we impose in light of our own underwriting and reputational risk tolerance. To the extent we continue to increase the relative amount of proportional coverages we offer, we will increase our aggregate exposure to risks of this nature.
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
In addition, our third party capital providers may, in general, redeem their interests in our joint ventures at certain points in time, which could materially impact the financial condition of such joint ventures, and could in turn materially impact our financial condition and results of operations.
Certain of our joint venture capital providers provide significant capital investment and other forms of capital support in respect of our joint ventures. The loss, or alteration in a negative manner, of any of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we will be able to attract and raise additional third party capital for our existing joint ventures or for potential new joint ventures and therefore we may forego existing and/or potentially attractive fee income and other income generating opportunities.
We may be adversely affected by foreign currency fluctuations.
We routinely transact business in currencies other than the U.S. dollar, our financial reporting currency. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar. Although we generally seek to hedge significant non-U.S. dollar positions, we may, from time to time, experience losses resulting from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Adverse, unforeseen or rapidly shifting currency valuations in our key markets may magnify these risks over time. Our pending acquisition of the TMR Group Entities and significant third party capital management operations my further complicate our foreign currency operational needs and risk.
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
As a holding company with no direct operations, we rely on our investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. From time to time, we may not have sufficient liquid assets to meet these obligations. Regulatory restrictions on the payment of dividends under Bermuda law and various U.S. laws regulate the ability of our subsidiaries to pay dividends. If our subsidiaries are restricted from paying dividends to us, we may be unable to pay dividends to our shareholders or to repay our indebtedness.
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
Legislation adversely impacting the private markets could be enacted on a state, regional or federal level. In the past, federal bills have been proposed in Congress which would, if enacted, create a federal reinsurance backstop or guarantee mechanism for catastrophic risks, including those we currently insure and reinsure in the private markets. These measures were not enacted by Congress; however, new bills to create a federal catastrophe reinsurance program to back up state insurance or reinsurance programs, or to establish other similar or analogous funding mechanisms or structures, may be introduced. We believe that such legislation, if enacted, could contribute to the growth, creation or alteration of state insurance entities in a manner that would be adverse to us and to market participants more generally. If enacted, bills of this nature would likely further erode the role of private market catastrophe reinsurers and could adversely impact our financial results, perhaps materially. Moreover, we believe that numerous modeled potential catastrophes could exceed the actual or politically acceptable bonded capacity of Citizens and of the FHCF. This could lead either to a severe dislocation or the necessity of federal intervention in the Florida market, either of which would adversely impact the private insurance and reinsurance industry.
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
From time to time, the state of Florida has enacted legislation altering the size and the terms and operations of the FHCF and Citizens. For example, in 2007 legislation expanded the FHCF’s provision of below-market rate reinsurance to up to $28.0 billion per season and expanded the ability of Citizens to compete with private insurance companies and other companies that cede business to us, which reduced the role of the private insurance and reinsurance markets in Florida.  Much of the impact of the 2007 legislation was repealed over time. In January of 2019, a bill was filed for introduction in the Florida House of Representatives, titled House Bill 561, which would, among other things, lower the FHCF’s aggregate retention by about $2.1 billion; reduce the first limit provided by the FHCF from $17 billion to $7 billion; implement a second event or season limit of a $7 billion; implement additional coverage options for Florida domestic insurers to consider when choosing their specific FHCF limit; eliminate the FHCF cash build up factor at times when the FHCF’s cash balance exceeds $7 billion; and permit appropriation of all of the FHCF’s investment income for mitigation.  At this time, we can not assess the likelihood of this proposed legislation or other related legislation passing, or the precise impacts to us, our clients or the market should any such legislation be adopted.  Because we are one of the largest providers of catastrophe-exposed coverage globally and in Florida, adverse legislation such as the 2007 bill, or the weakened financial position of Florida insurers which resulted in 2007 and could result from future legislation or other occurrences, may have a greater adverse impact on us than it would on other reinsurance market participants. In addition, other states, particularly those with Atlantic or Gulf Coast exposures or seismic exposures (such as California), may enact new or expanded legislation based on the prior Florida legislation, the current proposal or otherwise, that would diminish aggregate private market demand for our products.
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
In recent years, pension funds, endowments, investment banks, investment managers, exchanges, hedge funds and other capital markets participants have been active in the reinsurance market and markets for related risks, either through the formation of reinsurance companies or the use of other financial products intended to compete with traditional reinsurance. We expect competition from these sources and others to continue to increase over time. It is possible that such new or alternative capital could cause reductions in prices of our products, or reduce the duration or amplitude of attractive portions of the historical market cycles. New entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. Moreover, government-backed entities increasingly represent competition for the coverages we provide directly or for the business of our customers, reducing the potential amount of third party private protection our clients might need or desire. To the extent that industry pricing of our products does not meet our hurdle rate, we would generally expect to reduce our future underwriting activities, thus resulting in reduced premiums and a reduction in expected earnings. We are unable to predict the extent to which the foregoing or other new, proposed or potential initiatives may affect the demand for our products or the risks for which we seek to provide coverage.
Other political, regulatory and industry initiatives by state and international authorities could adversely affect our business.
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as an increasing number of international authorities, and we believe it is likely there will be increased regulatory intervention in our industry in the future. For example, the U.S. federal government has increased its scrutiny of the insurance regulatory framework in recent years (including as specifically addressed in the Dodd-Frank Act), and some states, including Maryland , have enacted laws that increase state regulation of insurance and reinsurance companies and holding companies. Moreover, the NAIC, which is an association of the insurance commissioners of all 50 states and the District of Columbia, and state insurance regulators regularly reexamine existing laws and regulations. We could also be adversely affected by proposals or enacted legislation to expand the scope of coverage under existing policies for perils such as hurricanes or earthquakes or for a pandemic disease outbreak, mandate the terms of insurance and reinsurance policies, expand the scope of the FIO or establish a new federal insurance regulator, revise laws, regulations, or contracts under which we operate, disproportionately benefit the companies of one country over those of another or repeal or diminish the insurance company antitrust exemption from the McCarran Ferguson Act.
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
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other jurisdictions. U.S. laws and regulations that may be applicable to us in certain circumstances include the economic trade sanctions laws and regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ to some degree from those of the U.S. and these differences may additionally expose us to sanctions violations. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and/or our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and/or reputation could adversely affect our financial condition and results of operations.
Increasing barriers to free trade and the free flow of capital could adversely affect the reinsurance industry and our business.
Recent political initiatives to restrict free trade and close markets, such as Brexit and the Trump administration’s decision to withdraw from the Trans-Pacific partnership and potentially renegotiate or terminate existing bilateral and multilateral trade arrangements, could adversely affect the reinsurance industry and our business. The reinsurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on our ability to globally diversify risk.
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
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. The OECD has not listed Bermuda as an uncooperative tax haven jurisdiction because Bermuda has committed to eliminating harmful tax practices and to embracing international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment to the OECD or whether such changes will subject us to additional taxes. The EU has initiated its own measures along similar lines. In December 2017, the EU identified certain jurisdictions (including Bermuda) which it considered had a tax system that facilitated offshore structuring by attracting profits without commensurate economic activity. In order to avoid EU “blacklisting”, Bermuda introduced new economic substance legislation in December 2018, which came into force on January 1, 2019. Based on the EU guidelines, the legislation requires Bermuda companies to be locally managed and directed, to carry on their core income generating activities in Bermuda and to have an adequate level of local full time qualified employees, local accommodation and local expenditure. There is no experience yet as to how the Bermuda authorities will interpret and enforce these new rules and, accordingly, we are not able to predict their impact on our operations and net income.
In addition, in 2015, the OECD published its final series of Base Erosion and Profit Shifting (“BEPS”) reports related to its attempt to coordinate multilateral action on international tax rules. One of these reports covers “country-by-country” reporting, which calls for the provision, at a country-specific level, of information such as affiliate and non-affiliate revenues, profit or loss before tax, income taxes paid and accrued, capital, number of employees and tangible assets. It is expected that some countries, including some EU countries, would deem a failure to implement country-by-country reporting to be sufficient rationale to place another country on a “black-list”, thus potentially restricting in some way business between the two countries. Bermuda implemented country-by-country reporting in 2016 for 2017 reporting. The implementation and ongoing requirements of country-by-country reporting will require significant management time and resources. Although we believe Bermuda’s implementation of country-by-country reporting has reduced the likelihood that Bermuda would appear on a “black-list”, some uncertainty remains. The other actions proposed in the BEPS report include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment, tightening up transfer pricing rules to ensure that outcomes are in line with value creation, neutralizing the effect of hybrid financial instruments and limiting the deductibility of interest costs of tax purposes. Any changes in the tax law of an OECD member state in response to the BEPS reports and recommendations could subject us to additional taxes.
The vote by the U.K. to leave the EU could adversely affect our business.
As a result of Brexit, negotiations to determine the terms of the U.K.’s withdrawal from the EU and its future relationship with the EU are ongoing. As a result, we face risks associated with the potential uncertainty and consequences that may follow Brexit, including with respect to volatility in financial markets, exchange rates and interest rates. These uncertainties could increase the volatility of, or reduce, our investment results in particular periods or over time. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions and regulatory agencies. Brexit could also lead to legal uncertainty and differing laws and regulations between the U.K., and the EU, and could impair or adversely affect the ability of the Lloyd’s market, including Syndicate 1458, to transact business in EU countries, particularly in respect of primary or direct insurance business as to which we currently rely on the licensure afforded to syndicates at Lloyd’s for access to EU markets. To mitigate against the risks of Brexit we will utilize the Lloyd’s Brussels Subsidiary through RSML. The Lloyd's Brussels Subsidiary is authorized and regulated by the National Bank of Belgium and regulated by the Financial Services and Markets Authority. The Lloyd’s Brussels Subsidiary will write all non-life risks from EEA countries from January 1, 2019.

In addition, uncertainties related to Brexit could affect the operations, strategic position or results of insurers or reinsurers on whom we ultimately rely to access underlying insured coverages. Any of these potential effects of Brexit, and others we cannot anticipate, could adversely affect our results of operations or financial condition.
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
The TMR Stock Purchase Agreement contains a number of conditions precedent that must be satisfied or waived prior to the completion of the TMR Stock Purchase, including the receipt of regulatory approvals in multiple jurisdictions. There are no assurances that all of the conditions to the TMR Stock Purchase will be so satisfied or waived. If the conditions to the TMR Stock Purchase are not satisfied or waived, then we may be unable to complete the TMR Stock Purchase.
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
Until completion of the TMR Stock Purchase, we and the TMR Group Entities will operate independently from one another in accordance with each of our distinct underwriting guidelines, investment policies, referral processes, authority levels and risk management policies and practices. As a result, during this period, the TMR Group Entities may assume risks that we would not have assumed for ourselves, accept premiums that, in our judgment, do not adequately compensate it for the risks assumed, make investment decisions that would not adhere to our investment policies or otherwise make business decisions or take on exposure that, while consistent with the TMR Group Entities’ general business approach and practices, are not the same as ours. While the TMR Stock Purchase Agreement contains informational obligations and various negative and affirmative covenants on management’s behavior and ability to bind the TMR Group Entities, we cannot assure you such mechanisms will suffice to prohibit actions which could diminish the value of the TMR Group Entities. Significant delays in completing the TMR Stock Purchase will materially increase the risk that the TMR Group Entities will operate their business in a manner that differs from how the business would have been conducted by us.
Risks Related to RenaissanceRe Following the TMR Stock Purchase
The integration of RenaissanceRe and the TMR Group Entities following the TMR Stock Purchase may present significant challenges and costs.
We may face significant challenges, including technical, accounting and other challenges, in combining our operations and that of the TMR Group Entities’. We entered into the TMR Stock Purchase Agreement because we believe that the TMR Stock Purchase will be beneficial to us and our shareholders and accelerate our existing strategy. Achieving the anticipated benefits of the TMR Stock Purchase will depend in part upon whether we will be successful in integrating the TMR Group Entities’ businesses in a timely and efficient manner. We may not be able to accomplish this integration process smoothly or successfully, and we may incur unanticipated costs in connection with obtaining regulatory consents and approvals required to complete the TMR Stock Purchase, which could also adversely affect our ability to integrate the operations of the TMR Group Entities’ into RenaissanceRe or could reduce the anticipated benefits of the TMR Stock Purchase.
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
In addition, we will incur integration and restructuring costs following the completion of the TMR Stock Purchase as we integrate the businesses of the TMR Group Entities. Although we expect that the realization of efficiencies related to the integration of the businesses will offset incremental transaction, integration and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved at any time in the future, if at all.

Our future results will suffer if we do not effectively manage our expanded operations following the TMR Stock Purchase.
Following completion of the TMR Stock Purchase, we may continue to expand our operations, and our future success depends, in part, upon our ability to manage our expansion opportunities, which pose numerous risks and uncertainties, including the need to integrate the operations and business of the TMR Group Entities into our existing business in an efficient and timely manner, to combine systems and management controls and to integrate relationships with customers, vendors and business partners.
The market price of our common shares may decline in the future as a result of the sale of shares issued to Tokio Marine & Nichido Fire Insurance Co., Ltd. (“TMNF”) and State Farm in connection with the TMR Stock Purchase and the State Farm Stock Purchase or due to other factors.
We have issued $250.0 million of our common shares to State Farm in connection with the State Farm Stock Purchase, and anticipate issuing approximately $250.0 million of our common shares to TMNF in connection with the TMR Stock Purchase. Following a 12-month “lock-up” period, each of TMNF and State Farm may seek to sell our common shares held by them. Our current shareholders may also seek to sell our common shares held by them following, or in anticipation of, consummation of the TMR Stock Purchase and the State Farm Stock Purchase, or in reaction to these announcements or the consummation of these transactions. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of our common shares, may affect the market for, and the market price of, our common shares in an adverse manner.
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
In analyzing the value of the TMR Group Entities, we ascribed value to the revenue streams and renewal prospects of certain of the TMR Group Entities’ in-force portfolio of business. The TMR Group Entities and its operating subsidiaries are parties to numerous contracts, agreements, licenses, permits, authorizations and other arrangements that contain provisions giving counterparties certain rights (including, in some cases, termination rights) upon a “change in control” of the TMR Group Entities or their subsidiaries. The definition of “change in control” varies from contract to contract, ranging from a narrow to a broad definition, and in some cases, the “change in control” provisions may be implicated by the TMR Stock Purchase. If such “change in control” provisions are triggered as a result of the TMR Stock Purchase, a wide range of consequences may result, including the possibility that cedants will have the right to cancel and commute a contract, or the requirement that the TMR Group Entities return unearned premiums, net of commissions, or post certain collateral requirements.
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
In addition to the risk outlined above, many of these reinsurance contracts, as well as most of our reinsurance and insurance contracts, renew annually, and so whether or not they may be terminated following the TMR Stock Purchase, reinsurance cedants or policyholders may choose not to renew these contracts with us following the TMR Stock Purchase.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our executive offices and operations for our Property and Casualty and Specialty segments. Our U.S. based subsidiaries lease office space in a number of U.S. locations, including New York, New York, Stamford, Connecticut, Chicago, Illinois and Raleigh, North Carolina. We also lease office space in London, England (U.K.), principally for our Lloyd’s underwriting platform, and in Dublin, Ireland, Singapore and Switzerland. While we believe that our current office space is sufficient for us to conduct our operations, we may expand into additional facilities and new locations to accommodate future growth, including in connection with the TMR Stock Purchase. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.” On February 4, 2019, there were 114 holders of record of our common shares.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Composite Stock Price Index (“S&P 500”) and S&P’s Property-Casualty Industry Group Stock Price Index (“S&P P&C”), for the five-year period commencing December 31, 2013 and ending December 31, 2018, assuming $100 was invested on December 31, 2013. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2014 through December 31, 2018. As depicted in the graph below, during this period, the cumulative return was (1) 44.8% on our common shares; (2) 50.3% for the S&P 500; and (3) 71.1% for the S&P P&C.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the three months ended December 31, 2018, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under repurchase program		Dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in millions)
Beginning dollar amount available to be repurchased							$500.0
October 1 - 31, 2018	—	$—	—	$—	—	$—	—
November 1 - 30, 2018	1,360	$124.85	1,360	$124.85	—	$—	—
December 1 - 31, 2018	4,508	$133.58	4,508	$133.58	—	$—	—
Total	5,868	$131.56	5,868	$131.56	—	$—	$500.0

During 2018, we did not repurchase any of our common shares. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2018. The results of Platinum are included in our consolidated financial data from March 2, 2015. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2018	2017	2016	2015	2014
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$3,310,427	$2,797,540	$2,374,576	$2,011,310	$1,550,572
Net premiums written	2,131,902	1,871,325	1,535,312	1,416,183	1,068,236
Net premiums earned	1,976,129	1,717,575	1,403,430	1,400,551	1,062,416
Net investment income	261,866	222,209	181,726	152,567	124,316
Net realized and unrealized (losses) gains on investments	(175,069)	135,822	141,328	(68,918)	41,433
Net claims and claim expenses incurred	1,120,018	1,861,428	530,831	448,238	197,947
Acquisition expenses	432,989	346,892	289,323	238,592	144,476
Operational expenses	178,267	160,778	197,749	219,112	190,639
Underwriting income (loss)	244,855	(651,523)	385,527	494,609	529,354
Net income (loss)	268,917	(354,671)	630,048	542,242	686,256
Net income (loss) available (attributable) to RenaissanceRe common shareholders	197,276	(244,770)	480,581	408,811	510,337
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	4.91	(6.15)	11.43	9.28	12.60
Dividends per common share	1.32	1.28	1.24	1.20	1.16
Weighted average common shares outstanding – diluted	39,755	39,854	41,559	43,526	39,968
Return on average common equity	4.7%	(5.7)%	11.0%	9.8%	14.9%
Combined ratio	87.6%	137.9%	72.5%	64.7%	50.2%

At December 31,	2018	2017	2016	2015	2014
Balance Sheet Data:
Total investments	$11,885,747	$9,503,439	$9,316,968	$8,999,068	$6,743,750
Total assets	18,676,196	15,226,131	12,352,082	11,555,287	8,202,307
Reserve for claims and claim expenses	6,076,271	5,080,408	2,848,294	2,767,045	1,412,510
Unearned premiums	1,716,021	1,477,609	1,231,573	889,102	512,386
Debt	991,127	989,623	948,663	960,495	248,279
Capital leases	25,853	26,387	26,073	26,463	26,817
Preference shares	650,000	400,000	400,000	400,000	400,000
Total shareholders’ equity attributable to RenaissanceRe	5,045,080	4,391,375	4,866,577	4,732,184	3,865,715
Common shares outstanding	42,207	40,024	41,187	43,701	38,442
Book value per common share	$104.13	$99.72	$108.45	$99.13	$90.15
Accumulated dividends	19.32	18.00	16.72	15.48	14.28
Book value per common share plus accumulated dividends	$123.45	$117.72	$125.17	$114.61	$104.43
Change in book value per common share plus change in accumulated dividends	5.7%	(6.9)%	10.7%	11.3%	13.7%

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2018 compared to 2017 and 2017 compared to 2016, respectively. The following also includes a discussion of our liquidity and capital resources at December 31, 2018. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Ireland, Singapore, Switzerland, the U.K., and the U.S. Our operating subsidiaries include Renaissance Reinsurance, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S., Renaissance Reinsurance of Europe and Syndicate 1458. We also underwrite reinsurance on behalf of joint ventures, including Top Layer Re, Upsilon RFO, DaVinci, Vermeer and Fibonacci Re. In addition, through Medici, we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our core products include property, casualty and specialty reinsurance and certain insurance products principally distributed through intermediaries, with whom we seek to cultivate strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of a number of initiatives, including organic growth and acquisitions, we have expanded our casualty and specialty platform and products and believe we are a leader in certain casualty and specialty lines of business. We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit.
To best serve our clients in the places they do business, we have operating subsidiaries, joint ventures and underwriting platforms around the world, including DaVinci, Renaissance Reinsurance, Top Layer Re, Fibonacci Re, Upsilon RFO and Vermeer in Bermuda, Renaissance Reinsurance U.S. in the U.S., and Syndicate 1458 in the U.K. We write property and casualty and specialty reinsurance through our wholly owned operating subsidiaries, joint ventures and Syndicate 1458 and certain insurance products primarily through Syndicate 1458. Although each underwriting platform may write any or all of our classes of business, our Bermuda platform has traditionally written, and continues to write, the preponderance of our property business and our U.S. platform and Syndicate 1458 write a significant portion of our casualty and specialty business. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses and also writes business through delegated authority arrangements. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.

Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We view our exposure to casualty and specialty lines of business as an efficient use of capital given these risks are generally less correlated with our property lines of business. This has allowed us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs which typically represent a percentage of the premiums we write; (3) operating expenses which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe, Vermeer and Medici; and (6) interest and dividend costs related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal, notwithstanding the impact of the write-down of a portion of our deferred tax asset in the fourth quarter of 2017 associated with the adoption of the Tax Bill. In the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Claims and Claim Expense Reserves
General Description
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to us, or incurred but not enough reported to us (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent our estimates for claims related to specific contracts which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR.
We will account for the acquisition of the TMR Group Entities, which is expected to close in the first half of 2019, under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. Upon acquisition, the TMR Group Entities’ assets and liabilities, including the TMR Group Entities’ claim and claim expense reserves, will be consolidated by RenaissanceRe.
The following table summarizes our claims and claim expense reserves by line of business, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2018	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$690,718	$1,308,307	$1,087,229	$3,086,254
Casualty and Specialty	771,537	116,877	2,096,979	2,985,393
Other	1,458	—	3,166	4,624
Total	$1,463,713	$1,425,184	$3,187,374	$6,076,271

At December 31, 2017
(in thousands)
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2018	2017	2016
(in thousands)
Net reserves as of January 1	$3,493,778	$2,568,730	$2,632,519
Net incurred related to:
Current year	1,390,767	1,902,424	694,957
Prior years	(270,749)	(40,996)	(164,126)
Total net incurred	1,120,018	1,861,428	530,831
Net paid related to:
Current year	391,061	450,527	83,015
Prior years	503,708	524,298	506,279
Total net paid	894,769	974,825	589,294
Foreign exchange	(14,977)	38,445	(5,326)
Net reserves as of December 31	3,704,050	3,493,778	2,568,730
Reinsurance recoverable as of December 31	2,372,221	1,586,630	279,564
Gross reserves as of December 31	$6,076,271	$5,080,408	$2,848,294

The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2018	2017	2016
(in thousands)	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(221,290)	$(45,596)	$(104,876)
Casualty and Specialty	(49,262)	6,183	(58,140)
Other	(197)	(1,583)	(1,110)
Total favorable development of prior accident years net claims and claim expenses	$(270,749)	$(40,996)	$(164,126)

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
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 7. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments.
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2018 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2018.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$219,979	$164,369	$145,207	$138,747	$134,490	$135,245	$134,539	$134,811	$134,355	$134,876
2010	—	609,380	561,524	526,928	531,199	550,980	554,733	564,345	566,475	555,642
2011	—	—	1,264,374	1,192,868	1,141,403	1,091,415	1,070,957	1,040,721	1,036,663	1,033,601
2012	—	—	—	437,940	344,487	311,648	293,873	275,910	264,532	257,246
2013	—	—	—	—	227,268	196,729	174,335	152,715	141,197	137,660
2014	—	—	—	—	—	183,249	154,469	147,138	142,864	142,457
2015	—	—	—	—	—	—	226,039	195,164	176,159	167,916
2016	—	—	—	—	—	—	—	252,556	254,151	241,296
2017	—	—	—	—	—	—	—	—	1,342,161	1,167,013
2018	—	—	—	—	—	—	—	—	—	718,266
Total										$4,555,973

Our initial and subsequent estimates of incurred claims and claim expenses are impacted by available information derived from claims information from certain customers and brokers, industry assessments of losses from the events, proprietary models, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, incurred claims and claim expenses associated with our 2011 accident year have developed favorably by $230.8 million, which is 18.3% better than our initial estimates of incurred claims and claim expenses for the 2011 accident year estimated as of December 31, 2011. This was largely driven by reductions in estimated ultimate claims and claim expenses associated with a number of large catastrophe events that occurred in 2011, including the Tohoku Earthquake, a number of large tornadoes in the U.S., the Australian Floods, Hurricane Irene and the Thailand Floods. In comparison, while net claims and claim expenses associated with the 2010 accident year initially developed favorably, it has experienced adverse development in the outer years. The adverse development in the outer years was driven by a deterioration in expected net claims and claim expenses associated with the 2010 New Zealand Earthquake as new and additional claims information was received. The 2010 New Zealand Earthquake has complex issues associated with establishing estimates of incurred claims and claim expenses, including the magnitude and relative infrequency of the event, the expected duration of the respective claims development period and inadequacies in the data provided by industry participants on the relevant date.
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
Sensitivity Analysis
The table below shows the impact on our gross reserve for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2018 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from catastrophic events. In addition, we flex the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent events are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses from the event, which contracts have been exposed to the catastrophic event and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the catastrophic events occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Property Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2018	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2018	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2018	% Impact of Change on Net Income for the Year Ended December 31, 2018	% Impact of Change on Shareholders’ Equity at December 31, 2018
Higher	$3,401,044	$314,790	5.2%	(117.1)%	(6.2)%
Recorded	3,086,254	—	—%	—%	—%
Lower	2,911,835	(174,419)	(2.9)%	64.9%	3.5%

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
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses and two key assumptions include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2018 differ from our initial accident year estimates and demonstrate that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicates adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum in the table below. For incurred accident year claims denominated in foreign currency, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2018.

	Incurred claims and claim expenses, net of reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$479,421	$470,031	$471,808	$438,538	$417,569	$395,631	$387,184	$382,077	$385,230	$386,863
2010	—	382,996	389,460	375,980	340,465	318,979	305,784	304,096	300,054	299,490
2011	—	—	382,194	381,062	351,692	321,471	313,955	307,899	297,405	303,844
2012	—	—	—	427,341	425,617	395,823	387,532	377,527	391,350	409,458
2013	—	—	—	—	392,146	362,017	338,054	319,555	305,114	295,703
2014	—	—	—	—	—	477,587	459,317	454,589	439,609	416,162
2015	—	—	—	—	—	—	413,112	432,538	453,052	422,675
2016	—	—	—	—	—	—	—	427,483	430,606	425,157
2017	—	—	—	—	—	—	—	—	553,215	564,282
2018	—	—	—	—	—	—	—	—	—	649,147
Total										$4,172,781

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
The reserving methodology for our Casualty and Specialty segment is weighted more heavily to our initial estimate in the early periods immediately following the contracts’ inception through the use of the expected loss ratio method. The expected loss ratio method estimates the incurred losses by multiplying the initial expected loss ratio by the earned premium. Under the expected loss ratio method, no reliance is placed on the development of claims and claim expenses. The determination of when reported losses are sufficient and credible to warrant selection of an ultimate loss ratio different from the initial expected loss ratio also requires judgment. We generally make adjustments for reported loss experience indicating unfavorable variances from the initial expected loss ratio sooner than reported loss experience indicating favorable variances as reporting of losses in excess of expectations tends to have greater credibility than an absence of or lower than expected level of reported losses. Over time, as a greater number of claims are reported and the credibility of reported losses improves, actuarial estimates of IBNR are typically based on the Bornhuetter-Ferguson actuarial method. The Bornhuetter-Ferguson method places weight on claims and claim expenses development experience. If there is adverse development of prior accident years claims and claim expenses, we generally select the Bornheutter-Ferguson method to ensure the claim experience is considered in the determination of our estimated claims and claim expenses with the associated business. If we believe we lack the claims experience in the early stages of development of a line of business, we may not select the Bornheutter-Ferguson method until such time as we believe there is greater credibility in the level of reported losses. As prior accident years claims and claim expenses development experience becomes credible, the Bornhuetter-Ferguson method is generally selected which places greater weight on this experience as it develops. The Bornhuetter-Ferguson method estimates our expected ultimate claims and claim expenses by applying our initial estimated loss ratio to our undeveloped premium, and adding the reported losses to the estimate. The impact of these methodologies can be observed in the table above. For example, the 2011 accident year has experienced favorable development on prior accident years net claims and claim expenses for each subsequent calendar year-end. However, the favorable development experienced in the first few years was lower than the favorable development experienced in subsequent calendar years where the reserving methodology used changed to the Bornhuetter-Ferguson method as the experience became more credible.
Sensitivity Analysis
The table below quantifies the impact on our gross reserves for claims and claim expenses, net income and shareholders’ equity as of and for the year ended December 31, 2018 of a reasonable range of possible outcomes in the actuarial assumptions used to estimate our December 31, 2018 claims and claim expense reserves within our Casualty and Specialty segment. The table quantifies a reasonable range of possible outcomes in our initial estimated gross ultimate claims and claim expense ratios and estimated loss reporting patterns. The impact on net income and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or redeemable noncontrolling interest – DaVinciRe.
Casualty and Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2018	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2018	% Impact of Change on Net Income for the Year Ended December 31, 2018	% Impact of Change on Shareholders’ Equity at December 31, 2018
Increase expected claims and claim expense ratio by 10%	Slower reporting	$364,293	6.0%	(135.5)%	(7.2)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	209,698	3.5%	(78.0)%	(4.2)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	76,341	1.3%	(28.4)%	(1.5)%
Expected claims and claim expense ratio	Slower reporting	140,541	2.3%	(52.3)%	(2.8)%
Expected claims and claim expense ratio	Expected reporting	—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	(121,234)	(2.0)%	45.1%	2.4%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	(83,211)	(1.4)%	30.9%	1.6%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	(209,698)	(3.5)%	78.0%	4.2%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	(318,808)	(5.2)%	118.6%	6.3%

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
Other
Included in the Other category are the remnants of our former Bermuda-based insurance operations. These operations are in run-off and no new business is being underwritten. Our outstanding claims and claim expense reserves for these operations include insurance policies and proportional reinsurance with respect to risks including: (1) commercial property, which principally included catastrophe-exposed commercial property products; (2) commercial multi-line, which included commercial property and liability coverage, such as general liability, automobile liability and physical damage, building and contents, professional liability and various specialty products; and (3) personal lines property, which principally included homeowners personal lines property coverage and catastrophe exposed personal lines property coverage and totaled $4.6 million at December 31, 2018 (2017 - $18.5 million).
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
We estimate our valuation allowance by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We also apply case-specific valuation allowances against certain recoveries we deem unlikely to be collected in full. We then evaluate the overall adequacy of the valuation allowance based on other qualitative and judgmental factors. At December 31, 2018, our reinsurance recoverable balance was $2.4 billion (2017 - $1.6 billion). Of this amount, 60.8% is fully collateralized by our reinsurers, 38.0% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (2017 - 54.5%, 44.5% and 1.0%, respectively). The increase in our reinsurance recoverable balance during 2018 was principally related to the 2018 Large Loss Events (as defined herein). Similarly, the increase during 2017 was primarily the result of reinsurance recoverables related to Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake (the “Q3 2017 Catastrophe Events”), the wildfires in California during the fourth quarter of 2017 (the “Q4 2017 California Wildfires”) and losses associated with aggregate loss contracts (the “2017 Aggregate Losses” and collectively with the Q3 2017 Catastrophe Events and the Q4 2017 California Wildfires, the “2017 Large Loss Events”). The reinsurers with the three largest balances accounted for 15.5%, 6.7% and 6.5%, respectively, of our reinsurance recoverable balance at December 31, 2018 (2017 - 10.4%, 7.5% and 7.3%, respectively). The valuation allowance recorded against reinsurance recoverable was $9.0 million at December 31, 2018 (2017 - $7.0 million). The three largest company-specific components of the valuation allowance represented 16.2%, 14.8% and 12.3%, respectively, of our total valuation allowance at December 31, 2018 (2017 - 11.1%, 9.2% and 8.4%, respectively).
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
At December 31, 2018, we classified $59.5 million and $13.3 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 0.3% and 0.1% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment.  In making the assessment, we considered factors specific to the asset or liability. In certain cases, the inputs used to measure fair value of an asset or a liability may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is determined based on the lowest level input that is significant to the fair value measurement of the asset or liability.
Refer to “Note 5. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information about fair value measurements.
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
On March 2, 2015 we acquired Platinum and the transaction was accounted under the acquisition method of accounting in accordance with FASB ASC Topic Business Combinations. Total consideration paid was allocated among acquired assets and assumed liabilities based on their fair values. In connection with the acquisition of Platinum, we recognized identifiable finite lived intangible assets of $75.2 million, which are being amortized over their estimated useful lives from the date of acquisition, identifiable indefinite lived intangible assets of $8.4 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of Platinum at March 2, 2015.
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
We anticipate we will account for the acquisition of the TMR Group Entities under the acquisition method of accounting in accordance with ASC Topic Business Combinations, under which the total consideration paid will be allocated among acquired assets and assumed liabilities based on the fair values of the assets acquired and liabilities assumed. We anticipate that the purchase price paid will exceed the fair values of the net assets acquired, perhaps significantly so, and the excess will be accounted for as goodwill. Intangible assets with definite lives will be amortized over their estimated useful lives. Goodwill resulting from the acquisition of the TMR Group Entities will not be amortized but instead will be tested for impairment at least annually, as outlined below (more frequently, if certain indicators are present). In the event that we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made.
We assess goodwill and other intangible assets for impairment in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, we assess qualitative factors to determine if events or circumstances exist that would lead us to conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then we do not perform a quantitative evaluation. Should we determine that a quantitative analysis is required, we will first determine the fair value of the reporting unit and compare that with the carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, then goodwill is not considered impaired and no further analysis is required. If the carrying amount of a reporting unit exceeds its fair value, we then proceed to determine the amount of the impairment charge, if any. There are many assumptions and estimates underlying the fair value calculation. Principally, we identify the reporting unit or business entity that the goodwill or other intangible asset is attributed to, and review historical and forecasted operating and financial performance and other underlying factors affecting such analysis, including market conditions. Other assumptions used could produce significantly different results which may result in a change in the value of goodwill or our other intangible assets and a related charge in our consolidated statements of operations. An impairment charge could be recognized in the event of a significant decline in the implied fair value of those operations where the goodwill or other intangible assets are applicable. In the event we determine that the value of goodwill has become impaired, an accounting charge will be taken in the fiscal quarter in which such determination is made, which could have a material adverse effect on our results of operations in the period in which the impairment charge is recorded. As at December 31, 2018, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $197.6 million of goodwill (2017 - $197.6 million) and $39.8 million of other intangible assets (2017 - $45.6 million). Impairment charges related to these balances were $Nil during the year ended December 31, 2018 (2017 - $Nil, 2016 - $Nil). In the future, it is possible we will hold more goodwill, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2018, we had $115.2 million (2017 - $102.0 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $10.6 million of goodwill and $17.1 million of other intangible assets (2017 – $7.8 million and $8.9 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.

In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2018, we recorded $Nil (2017 - $Nil, 2016 - $Nil) of other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under the equity method. Refer to “Note 3. Goodwill and Other Intangible Assets in our Notes to the Consolidated Financial Statements” for additional information.
Income Taxes
Income taxes have been provided in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred finance charges, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.
As a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Bill, which was enacted on December 22, 2017, the Company recorded a $36.7 million write-down of its deferred tax asset during the fourth quarter of 2017.
At December 31, 2018, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $99.9 million (2017 - $86.7 million) and $35.3 million (2017 - $30.0 million), respectively (see “Note 14. Taxation in our Notes to the Consolidated Financial Statements” for additional information). At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. The majority of the valuation allowance relates to a substantial portion of our deferred tax assets in our Ireland, U.K., and Singapore operations as these operations have produced historical GAAP taxable losses, among other facts. A small valuation allowance also continues to be recorded against finite lived tax carryforwards in our U.S. operations.
We have unrecognized tax benefits of $Nil as of December 31, 2018 (2017 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense.  At December 31, 2018, interest and penalties accrued on unrecognized tax benefits were $Nil (2017 - $Nil). Income tax returns filed for tax years 2015 through 2017, 2014 through 2017, 2017, 2014 through 2017, and 2017, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, Singapore and Switzerland tax authorities, respectively. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

Year ended December 31,	2018	2017	2016
(in thousands, except per share amounts and percentages)
Statements of operations highlights
Gross premiums written	$3,310,427	$2,797,540	$2,374,576
Net premiums written	$2,131,902	$1,871,325	$1,535,312
Net premiums earned	$1,976,129	$1,717,575	$1,403,430
Net claims and claim expenses incurred	1,120,018	1,861,428	530,831
Acquisition expenses	432,989	346,892	289,323
Operational expenses	178,267	160,778	197,749
Underwriting income (loss)	$244,855	$(651,523)	$385,527

Net investment income	$261,866	$222,209	$181,726
Net realized and unrealized (losses) gains on investments	(175,069)	135,822	141,328
Change in net unrealized gains on fixed maturity investments available for sale	—	—	(1,870)
Total investment result	$86,797	$358,031	$321,184

Net income (loss)	$268,917	$(354,671)	$630,048
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$197,276	$(244,770)	$480,581
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$4.91	$(6.15)	$11.43
Dividends per common share	$1.32	$1.28	$1.24

Key ratios
Net claims and claim expense ratio – current accident year	70.4%	110.8%	49.5%
Net claims and claim expense ratio – prior accident years	(13.7)%	(2.4)%	(11.7)%
Net claims and claim expense ratio – calendar year	56.7%	108.4%	37.8%
Underwriting expense ratio	30.9%	29.5%	34.7%
Combined ratio	87.6%	137.9%	72.5%
Return on average common equity	4.7%	(5.7)%	11.0%

Book value	December 31, 2018	December 31, 2017	December 31, 2016
Book value per common share	$104.13	$99.72	$108.45
Accumulated dividends per common share	19.32	18.00	16.72
Book value per common share plus accumulated dividends	$123.45	$117.72	$125.17
Change in book value per common share plus change in accumulated dividends	5.7%	(6.9)%	10.7%

Balance sheet highlights	December 31, 2018	December 31, 2017	December 31, 2016
Total assets	$18,676,196	$15,226,131	$12,352,082
Total shareholders’ equity attributable to RenaissanceRe	$5,045,080	$4,391,375	$4,866,577

Results of operations for 2018 compared to 2017.
Net income available to RenaissanceRe common shareholders was $197.3 million in 2018, compared to a net loss attributable to RenaissanceRe common shareholders of $244.8 million in 2017, an increase of $442.0 million. As a result of our net income available to RenaissanceRe common shareholders in 2018, we generated an annualized return on average common equity of 4.7% and our book value per common share increased from $99.72 at December 31, 2017 to $104.13 at December 31, 2018, a 5.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during 2018, on a comparative basis to 2017, include:

•
Impact of Catastrophe Events - we had a net negative impact on our net income available to RenaissanceRe common shareholders of $216.1 million from the Q3 2018 Catastrophe Events, the Q4 2018 Catastrophe Events, and the 2018 Aggregate Losses (each as defined herein and collectively, the “2018 Large Loss Events”), partially offset by a net positive impact of $129.8 million resulting from decreases in the estimates of the net negative impact of the 2017 Large Loss Events , compared to a net negative impact of $720.2 million associated with the 2017 Large Loss Events recorded in 2017;

•
Underwriting Results - we generated underwriting income of $244.9 million and had a combined ratio of 87.6% in 2018, compared to an underwriting loss of $651.5 million and a combined ratio of 137.9%, in 2017. Our underwriting income in 2018 was comprised of $262.1 million of underwriting income in our Property segment, partially offset by a $17.0 million underwriting loss in our Casualty and Specialty segment.

Included in our underwriting results for 2018 were the 2018 Large Loss Events, which had a net negative impact on our underwriting result of $340.2 million and added 18.6 percentage points to the combined ratio, partially offset by changes in the estimates of the 2017 Large Loss Events, which had a positive impact on the underwriting result of $157.8 million and reduced the combined ratio by 8.0 percentage points. In addition, as a result of the Q4 2018 California Wildfires, the Company’s underwriting result was negatively impacted by certain casualty liability exposures within the Casualty and Specialty segment. In comparison, in 2017 the underwriting result experienced a net negative impact of $989.2 million, or an increase in the combined ratio of 59.4 percentage points, associated with the 2017 Large Loss Events;

•
Non-recurring Reinsurance Transactions - our results for 2018 include certain large, non-recurring reinsurance transactions, which are reflected in our Property segment and increased net premiums earned by $72.3 million and contributed $56.2 million to our net income available to RenaissanceRe common shareholders. While we expect these transactions to be non-recurring, we believe they reflect our differentiated strategy, our capability to provide bespoke or large solutions for our clients and our continued focus on serving our clients with unique coverages;

•
Gross Premiums Written - our gross premiums written increased by $512.9 million, or 18.3%, to $3.3 billion in 2018, compared to 2017, driven primarily by increases of $320.5 million in the Property segment and $192.4 million in the Casualty and Specialty segment. Included in gross premiums written in 2018 were $94.5 million of reinstatement premiums written associated with the 2018 Large Loss Events and changes in the estimates of the 2017 Large Loss Events, and $102.3 million of gross premiums written associated with a large, non-recurring reinsurance transaction, each principally within the Property segment. Included in the gross premiums written in 2017 were $180.2 million of reinstatement premiums written associated with the 2017 Large Loss Events;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was $86.8 million in 2018, compared to $358.0 million in 2017, a decrease of $271.2 million. The decrease was primarily driven by net realized and unrealized losses on investments of $175.1 million in 2018, compared to net realized and unrealized gains on investments of $135.8 million in 2017. The net realized and unrealized losses on investments in 2018 were driven by net realized and unrealized losses on the fixed maturity investments portfolio, and net realized and unrealized losses on the equity investments trading portfolio. Partially offsetting these items was higher net investment income from our portfolios of fixed maturity investments trading and short term investments, primarily driven by higher average invested assets and the impact of interest rate increases during recent periods; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $41.6 million in 2018, compared to a net loss attributable to redeemable noncontrolling interests of $132.3 million in 2017. The increase was principally due to DaVinciRe generating underwriting income in 2018 compared to significant underwriting losses in 2017. Our ownership in DaVinciRe was 22.1% at both December 31, 2018 and December 31, 2017.

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
The most significant events affecting our financial performance during 2017, on a comparative basis to 2016, include:

•
Underwriting Loss - Primarily as a result of 2017 Large Loss Events, we incurred an underwriting loss of $651.5 million and a combined ratio of 137.9% in 2017, compared to generating underwriting income of $385.5 million and a combined ratio of 72.5%, respectively, in 2016. Our underwriting loss in 2017 was comprised of an underwriting loss of $574.9 million in our Property segment, and an underwriting loss of $78.2 million in our Casualty and Specialty segment.

The 2017 Large Loss Events resulted in $959.8 million of underwriting losses in our Property segment, or 110.5 percentage points on its combined ratio in 2017, and $29.4 million of underwriting losses in our Casualty and Specialty segment, or 3.7 percentage points on its combined ratio in 2017. See below for additional information regarding the net negative impact of the 2017 Large Loss Events. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Income Tax Expense - we recognized $26.5 million of income tax expense in 2017, compared to $0.3 million in 2016, representing a $26.1 million increase in income tax expense. The increase in income tax expense was principally driven by a write-down of a portion of our deferred tax asset during the fourth quarter of 2017 of $36.7 million as a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Bill, which was enacted on December 22, 2017. Partially offsetting this income tax expense was an income tax benefit associated with pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with 2017 Large Loss Events, compared to pre-tax GAAP income in our U.S.-based operations in 2016; partially offset by

•
Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $132.3 million in 2017, compared to net income attributable to redeemable noncontrolling interests of $127.1 million in 2016. The decrease was principally due to significant underwriting losses associated with the 2017 Large Loss Events incurred by DaVinciRe, and a decrease in our ownership in DaVinciRe to 22.1% at December 31, 2017, compared to 24.0% at December 31, 2016; and

•
Investment Results - our total investment result, which includes the sum of net investment income, net realized and unrealized gains on investments, and the change in net unrealized gains on fixed maturity investments available for sale, was $358.0 million in 2017, compared to $321.2 million in 2016, an increase of $36.8 million. Our fixed maturity investment portfolio generated higher net investment income during 2017, compared to 2016, principally driven by higher average invested assets and the impact of interest rate increases during the current year. In addition, our portfolio of other investments experienced higher returns during 2017, compared to 2016, principally driven by our private equity investments. We also experienced a $24.2 million increase in net realized and unrealized gains on equity investments trading driven by positive returns in the global equity markets, combined with the strong performance of a number of our equity positions.

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
Meaningful uncertainty remains regarding the estimates, and the nature and extent of the losses, associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence and the wildfires in California during the third quarter of 2018 (collectively, the Q3 2018 Catastrophe Events”), Hurricane Michael and the wildfires in California during the fourth quarter of 2018 (the “Q4 2018 California Wildfires” and, together with Hurricane Michael, the “Q4 2018 Catastrophe Events”) driven by the magnitude and recent occurrence of each event, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data below provides additional information detailing the net negative impact of the Q3 2018 Catastrophe Events, the Q4 2018 Catastrophe Events and certain losses associated with aggregate loss contracts (the “2018 Aggregate Losses”) and the net positive impact of changes in estimates of the net negative impact of the 2017 Large Loss Events on our consolidated financial statements in 2018.

Year ended December 31, 2018	Q3 2018 Catastrophe Events (1)	Q4 2018 Catastrophe Events (2)	2018 Aggregate Losses	Total 2018 Large Loss Events	Changes in Estimates of the 2017 Large Loss Events (3)	Total
(in thousands, except percentages)
(Increase) decrease in net claims and claims expenses incurred	$(152,672)	$(232,702)	$(54,818)	$(440,192)	$187,484	$(252,708)
Net reinstatement premiums earned	26,956	59,660	2	86,618	(18,376)	68,242
Lost (earned) profit commissions	2,279	11,971	(900)	13,350	(11,355)	1,995
Net (negative) positive impact on underwriting result	(123,437)	(161,071)	(55,716)	(340,224)	157,753	(182,471)
Redeemable noncontrolling interest - DaVinciRe	20,815	87,245	16,035	124,095	(27,983)	96,112
Net (negative) positive impact on net income available to RenaissanceRe common shareholders	$(102,622)	$(73,826)	$(39,681)	$(216,129)	$129,770	$(86,359)
Percentage point impact on consolidated combined ratio	6.5	8.8	2.8	18.6	(8.0)	10.0

Net (negative) positive impact on Property segment underwriting result	$(121,875)	$(161,071)	$(55,716)	$(338,662)	$145,724	$(192,938)
Net (negative) positive impact on Casualty and Specialty segment underwriting result (4)	(1,562)	—	—	(1,562)	12,029	10,467
Net (negative) positive impact on underwriting result	$(123,437)	$(161,071)	$(55,716)	$(340,224)	$157,753	$(182,471)

(1)	Q3 2018 Catastrophe Events includes Typhoons Jebi, Mangkhut and Trami, Hurricane Florence and the wildfires in California during the third quarter of 2018.

(2)	Q4 2018 Catastrophe Events includes Hurricane Michael and the wildfires in California during the fourth quarter of 2018.

(3)
An initial estimate of the net negative impact of the 2017 Large Loss Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of the 2017 Large Loss Events recorded in 2018.

(4)
Impact on Casualty and Specialty segment result includes loss estimates from catastrophe exposed contracts within certain specialty lines of business (i.e., energy, marine, and regional multi-line business). Amounts shown for the Q4 2018 Catastrophe Events, which includes the Q4 2018 California Wildfires, do not reflect impacts from certain casualty liability exposures within the Casualty and Specialty segment associated with the Q4 2018 California Wildfires, as different actuarial techniques are used to estimate losses related to such exposures.

The financial data below provides additional details regarding the net negative impact of the 2017 Large Loss Events on our consolidated financial statements in 2017.

Year ended December 31, 2017	2017 Large Loss Events (1)
(in thousands, except percentages)
Net claims and claim expenses incurred	$(1,166,295)
Net reinstatement premiums earned	145,154
Earned profit commissions	31,944
Net negative impact on underwriting result	(989,197)
Redeemable noncontrolling interest - DaVinciRe	268,952
Net negative impact	$(720,245)
Percentage point impact on consolidated combined ratio	59.4

Net negative impact on Property segment underwriting result	$(959,762)
Net negative impact on Casualty and Specialty segment underwriting result	(29,435)
Net negative impact on underwriting result	$(989,197)

(1)
2017 Large Loss Events includes Hurricanes Harvey, Irma and Maria and the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and losses associated with aggregate loss contracts.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2018	2017	2016
(in thousands, except percentages)
Gross premiums written	$1,760,926	$1,440,437	$1,111,263
Net premiums written	$1,055,188	$978,014	$725,321
Net premiums earned	$1,050,831	$931,070	$720,951
Net claims and claim expenses incurred	497,895	1,297,985	151,545
Acquisition expenses	177,912	113,816	97,594
Operational expenses	112,954	94,194	108,642
Underwriting income (loss)	$262,070	$(574,925)	$363,170

Net claims and claim expenses incurred – current accident year	$719,185	$1,343,581	$256,421
Net claims and claim expenses incurred – prior accident years	(221,290)	(45,596)	(104,876)
Net claims and claim expenses incurred – total	$497,895	$1,297,985	$151,545

Net claims and claim expense ratio – current accident year	68.4%	144.3%	35.6%
Net claims and claim expense ratio – prior accident years	(21.0)%	(4.9)%	(14.6)%
Net claims and claim expense ratio – calendar year	47.4%	139.4%	21.0%
Underwriting expense ratio	27.7%	22.3%	28.6%
Combined ratio	75.1%	161.7%	49.6%

Property Gross Premiums Written
In 2018, our Property segment gross premiums written increased by $320.5 million, or 22.2%, to $1.8 billion, compared to $1.4 billion in 2017.
Gross premiums written in the catastrophe class of business were $1.3 billion in 2018, an increase of $244.9 million, or 22.2%, compared to 2017. Included in the catastrophe class of business in 2018 were $102.3 million of gross premiums written associated with large, non-recurring reinsurance transactions and $95.5 million of reinstatement premiums written primarily associated with the 2018 Large Loss Events and changes in the estimates of the net negative impact of the 2017 Large Loss Events. In comparison, 2017 included $172.4 million of reinstatement premiums written associated with the 2017 Large Loss Events. Excluding the reinstatement premiums written in each period associated with the respective catastrophe events, gross premiums written in the catastrophe class of business would have increased $321.8 million, or 34.5%, which was primarily a result of expanded participation on existing transactions and certain new transactions we believe have comparably attractive risk-return attributes, including the large, non-recurring reinsurance transactions noted above.
Gross premiums written in the other property class of business were $411.6 million in 2018, an increase of $75.6 million, or 22.5%, compared to 2017. The increase in gross premiums written in the other property class of business was primarily driven by growth across our underwriting platforms, both from existing relationships and through new opportunities we believe have comparably attractive risk-return attributes.
In 2017, our Property segment gross premiums written increased by $329.2 million, or 29.6%, to $1.4 billion, compared to $1.1 billion in 2016. Included in gross premiums written in the Property segment in 2017 were $175.1 million of reinstatement premiums written primarily associated with the 2017 Large Loss Events, compared to 2016 which included $21.4 million of reinstatement premiums written associated with a wildfire originating near Fort McMurray, Alberta (the “Fort McMurray Wildfire”), a number of weather-related events in Texas (the “2016 Texas Events”) and Hurricane Matthew.
Gross premiums written in the catastrophe class of business were $1.1 billion in 2017, an increase of $220.1 million, or 24.9%, compared to 2016. Included in gross premiums written in the catastrophe class of business in 2017 were $172.4 million of reinstatement premiums written primarily associated with the 2017 Large Loss Events, compared to 2016 which included $21.4 million of reinstatement premiums written associated with the Fort McMurray Wildfire, 2016 Texas Events and Hurricane Matthew. Overall, market conditions remained challenging during 2017 in the catastrophe class of business. However, we were able to increase our participation on a select number of transactions we believe have comparably attractive risk-return attributes and enter into certain new contracts following the occurrence of certain large events in the third quarter of 2017, while continuing to exercise underwriting discipline given prevailing market terms and conditions. Certain of these contracts were for partial periods of an original exposure period.
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
Property Ceded Premiums Written

Year ended December 31,	2018	2017	2016
(in thousands)
Ceded premiums written - Property	$705,738	$462,423	$385,942

Ceded premiums written in our Property segment increased by $243.3 million, to $705.7 million, in 2018, compared to $462.4 million in 2017. The increase in ceded premiums written was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded through our managed joint venture, Upsilon RFO, combined with increased purchases of retrocessional reinsurance as part of the management of our risk portfolio.
Ceded premiums written in our Property segment increased $76.5 million to $462.4 million in 2017, compared to $385.9 million in 2016, primarily reflecting increased purchases of retrocessional reinsurance as part of the management of our risk portfolio and $32.8 million of ceded reinstatement premiums written associated with the 2017 Large Loss Events.
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
Property Underwriting Results
Our Property segment generated underwriting income of $262.1 million in 2018, compared to an underwriting loss of $574.9 million in 2017, an improvement of $837.0 million. In 2018, our Property segment generated a net claims and claim expense ratio of 47.4%, an underwriting expense ratio of 27.7% and a combined ratio of 75.1%, compared to 139.4%, 22.3% and 161.7%, respectively, in 2017.
Principally impacting the Property segment underwriting result and combined ratio in 2018 were the 2018 Large Loss Events, which resulted in a net negative impact on the underwriting result of $338.7 million, and a corresponding increase in the combined ratio of 37.4 percentage points. This was partially offset by a net positive impact on the underwriting result associated with changes in the estimates of the net negative impact on the underwriting result of the 2017 Large Loss Events of $145.7 million, and a corresponding decrease in the combined ratio of 14.0 percentage points. In comparison, 2017 was impacted by the 2017 Large Loss Events which resulted in a net negative impact on the underwriting result of $959.8 million and added 110.5 percentage points to the Property segment combined ratio.
Primarily as a result of changes in the estimates of the net negative impact of the 2017 Large Loss Events noted above, the Property segment experienced net favorable development on prior accident years net claims and claim expenses of $221.3 million, or 21.0 percentage points, during 2018, compared to $45.6 million, or 4.9 percentage points, in 2017. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 7. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Our Property segment incurred an underwriting loss of $574.9 million in 2017, compared to generating underwriting income of $363.2 million in 2016, a decrease of $938.1 million. In 2017, our Property segment generated a net claims and claim expense ratio of 139.4%, an underwriting expense ratio of 22.3% and a combined ratio of 161.7%, compared to 21.0%, 28.6% and 49.6%, respectively, in 2016.
Principally impacting our Property segment underwriting result and combined ratio in 2017 were the 2017 Large Loss Events, which resulted in an underwriting loss of $959.8 million and added 110.5 percentage points to the combined ratio. The underwriting result and combined ratio in 2016 were impacted by the 2016 Texas Events, the Fort McMurray Wildfire and Hurricane Matthew, which resulted in $101.0 million of underwriting losses and added 17.9 percentage points to our Property segment combined ratio. Partially offsetting the impact of the 2017 Large Loss Events was a 6.3 percentage point decrease in the underwriting expense ratio, from 28.6% in 2016 to 22.3% in 2017, driven in part by a decrease in operating expenses reflecting lower compensation expenses, combined with an increase in net premiums earned driven in large part by the reinstatement premiums written noted above.
Our Property segment experienced favorable development on prior accident years net claims and claim expenses of $45.6 million, or 4.9 percentage points, in 2017, compared to $104.9 million, or 14.6 percentage points, in 2016. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 7. Reserve for Claims and Claim Expenses in our Notes to the

Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2018	2017	2016
(in thousands, except percentages)
Gross premiums written	$1,549,501	$1,357,110	$1,263,313
Net premiums written	$1,076,714	$893,307	$809,848
Net premiums earned	$925,298	$786,501	$682,337
Net claims and claim expenses incurred	622,320	565,026	380,396
Acquisition expenses	255,079	233,077	191,729
Operational expenses	64,883	66,548	88,984
Underwriting (loss) income	$(16,984)	$(78,150)	$21,228

Net claims and claim expenses incurred – current accident year	$671,582	$558,843	$438,536
Net claims and claim expenses incurred – prior accident years	(49,262)	6,183	(58,140)
Net claims and claim expenses incurred – total	$622,320	$565,026	$380,396

Net claims and claim expense ratio – current accident year	72.6%	71.1%	64.3%
Net claims and claim expense ratio – prior accident years	(5.3)%	0.7%	(8.6)%
Net claims and claim expense ratio – calendar year	67.3%	71.8%	55.7%
Underwriting expense ratio	34.5%	38.1%	41.2%
Combined ratio	101.8%	109.9%	96.9%

Casualty and Specialty Gross Premiums Written – In 2018, our Casualty and Specialty segment gross premiums written increased by $192.4 million, or 14.2%, to $1.5 billion, compared to $1.4 billion in 2017. The increase was principally due to selective growth from new business opportunities across various classes of business in our Casualty and Specialty segment. Much of this growth is a result of our differentiated strategy to provide bespoke customer solutions, which may be non-recurring.
In 2017, our Casualty and Specialty segment gross premiums written increased $93.8 million, or 7.4%, to $1.4 billion, compared to $1.3 billion in 2016. The $93.8 million increase was principally due to selective growth from existing business and private placements within certain of our casualty lines of business, partially offset by a decrease in financial lines of business primarily as a result of a large, in-force multi-year mortgage reinsurance contract written in 2016, that did not reoccur in 2017. Financial lines of business, and more specifically, mortgage reinsurance, are prone to significant gross premiums written volatility and can be influenced by a small number of relatively large transactions.
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has relatively higher premiums per unit of expected underwriting income, together with a higher combined ratio, than traditional excess of loss reinsurance. In addition, proportional coverage tends to be exposed to relatively more attritional, and frequent, losses, while being subject to less expected severity. Moreover, market conditions for our Casualty and Specialty segment have been impacted by a trend towards increased ceding commissions on our assumed proportional reinsurance.

Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2018	2017	2016
(in thousands)
Ceded premiums written - Casualty and Specialty	$472,787	$463,803	$453,465

Ceded premiums written in our Casualty and Specialty segment increased by $9.0 million, to $472.8 million, in 2018, compared to $463.8 million in 2017, primarily resulting from increases in gross premiums written subject to our retrocessional quota share reinsurance programs utilized as part of the management of our risk portfolio.
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
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $17.0 million in 2018, compared to an underwriting loss of $78.2 million in 2017. In 2018, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.3%, an underwriting expense ratio of 34.5% and a combined ratio of 101.8%, compared to 71.8%, 38.1% and 109.9%, respectively, in 2017.
The decrease in our Casualty and Specialty segment’s combined ratio was driven by decreases of 4.5 percentage points in the net claims and claim expense ratio and and 3.6 percentage points in the underwriting expense ratio in 2018, compared to 2017.
The decrease in our Casualty and Specialty segment net claims and claim expense ratio was principally due to favorable development of prior accident year losses of $49.3 million, or 5.3 percentage points during 2018, as compared to net adverse development of $6.2 million, or 0.7 percentage points, in 2017. The net favorable development during 2018 was principally driven by reported losses coming in lower than expected compared to 2017, which experienced adverse development associated with the decrease in the Ogden Rate during the period. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 7. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
The underwriting expense ratio in our Casualty and Specialty segment decreased 3.6 percentage points to 34.5% in 2018, compared to 38.1% in 2017, due to decreases in both the net acquisition ratio and the operating expense ratio, with the latter being due to improved operating leverage .
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
Current accident year net claims and claim expenses in the Casualty and Specialty segment were primarily impacted by net claims and claim expenses from the 2017 Large Loss Events, combined with higher attritional net claims and claim expenses.
Our Casualty and Specialty segment experienced adverse development on prior accident years net claims and claim expenses of $6.2 million, or 0.7 percentage points, during 2017, compared to favorable development of $58.1 million, or 8.6 percentage points, in 2016. See “Part II, Item 7. Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” and “Note 7. Reserve for Claims and Claim

Expenses in our Notes to the Consolidated Financial Statements” for additional discussion of our reserving techniques and prior year development of net claims and claim expenses.
Fee Income

Year ended December 31,	2018	2017	2016
(in thousands)
Management fee income
Joint ventures	$26,387	$15,358	$19,919
Managed funds	11,462	3,659	2,381
Structured reinsurance products	33,312	31,177	28,643
Total management fee income	71,161	50,194	50,943

Performance fee income
Joint ventures	$15,093	$9,429	$19,429
Managed funds	62	197	1,758
Structured reinsurance products	3,580	4,719	30,231
Total performance fee income (1)	18,735	14,345	51,418
Total fee income	$89,896	$64,539	$102,361

(1)
Performance fees are based on the performance of the individual vehicles and/or product, and could be negative in any given quarter when large losses occur, which can result in the reversal of previously accrued performance fees.

Total fee income is earned through third-party capital management as well as various joint ventures and certain structured retrocession agreements to which we are a party. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne. Managed funds include Upsilon Fund and Medici. Structured reinsurance products include Fibonacci Re, as well as certain other reinsurance contracts which transfer risk to capital.
In 2018, total fee income increased $25.4 million, to $89.9 million, compared to $64.5 million in 2017, primarily driven by an increase in the dollar value of capital being managed. In addition, certain of our joint ventures, namely DaVinciRe, were significantly more profitable in 2018 compared to 2017.
In 2017, total fee income decreased $37.8 million, to $64.5 million, compared to $102.4 million in 2016, primarily the result of higher net claims and claims expenses experienced by our joint venture related vehicles during 2017, compared to 2016, which reduced our performance fee income.

Net Investment Income

Year ended December 31,	2018	2017	2016
(in thousands)
Fixed maturity investments	$211,973	$179,624	$160,661
Short term investments	33,571	11,082	5,127
Equity investments trading	4,474	3,628	4,235
Other investments
Private equity investments	477	33,999	6,155
Other	22,475	8,067	20,181
Cash and cash equivalents	3,810	1,196	788
	276,780	237,596	197,147
Investment expenses	(14,914)	(15,387)	(15,421)
Net investment income	$261,866	$222,209	$181,726

Net investment income was $261.9 million in 2018, compared to $222.2 million in 2017, an increase of $39.7 million. Impacting our net investment income for 2018 were higher average invested assets in our fixed maturity and short term investment portfolios, combined with the impact of interest rate increases during recent periods. In addition, our catastrophe bonds, which are included in other investments, experienced an increase in net investment income as these investments benefited from higher interest rates and higher invested assets, and were less impacted by the catastrophe events in 2018, compared to 2017. Partially offsetting these items were lower returns in our portfolio of private equity investments in 2018 compared to 2017.
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
Low interest rates in preceding periods lowered the yields at which assets were invested relative to historical levels. In more recent periods, increases in interest rates should have a positive impact on future investment income.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $8.3 million in 2018, and net unrealized gains of $24.7 million and $11.5 million in 2017 and 2016, respectively.

Net Realized and Unrealized (Losses) Gains on Investments

Year ended December 31,	2018	2017	2016
(in thousands)
Gross realized gains	$21,284	$49,121	$72,739
Gross realized losses	(91,098)	(38,832)	(38,315)
Net realized (losses) gains on fixed maturity investments	(69,814)	10,289	34,424
Net unrealized (losses) gains on fixed maturity investments trading	(57,310)	8,479	26,954
Net realized and unrealized (losses) gains on investments-related derivatives	(8,784)	(2,490)	(15,414)
Net realized gains on equity investments trading	27,739	80,027	14,190
Net unrealized (losses) gains on equity investments trading	(66,900)	39,517	81,174
Net realized and unrealized (losses) gains on investments	$(175,069)	$135,822	$141,328

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
Net realized and unrealized losses on investments were $175.1 million in 2018, compared to net realized and unrealized gains of $135.8 million in 2017, a decrease of $310.9 million. Principally impacting our net realized and unrealized losses on investments in 2018 were:

•
net realized and unrealized losses on our fixed maturity investments trading of $127.1 million in 2018, compared to net realized and unrealized gains of $18.8 million in 2017, a decrease of $145.9 million, principally driven by an upward shift in the interest rate yield curve and a widening of credit spreads during 2018, compared to a tightening of credit spreads and a decrease in interest rates at the longer end of the yield curve in 2017; and

•
net realized and unrealized losses on equity investments trading of $39.2 million in 2018, compared to net realized and unrealized gains of $119.5 million in 2017, a decrease of $158.7 million, principally driven by lower returns on certain of our larger equity positions during 2018.

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

Net Foreign Exchange (Losses) Gains

Year ended December 31,	2018	2017	2016
(in thousands)
Total foreign exchange (losses) gains	$(12,428)	$10,628	$(13,788)

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
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to our exposure to foreign currency risk and “Note 18. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings of Other Ventures

Year ended December 31,	2018	2017	2016
(in thousands)
Tower Hill Companies	$9,605	$(1,647)	$10,379
Top Layer Re	8,852	9,851	(8,576)
Other	17	(174)	(840)
Total equity in earnings of other ventures	$18,474	$8,030	$963

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
Equity in earnings of other ventures was $18.5 million in 2018, compared to $8.0 million in 2017, an increase of $10.4 million, principally driven by improved profitability of the Tower Hill Companies.
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
Other Income

Year ended December 31,	2018	2017	2016
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$4,807	$8,655	$14,246
Other	1,162	760	(68)
Total other income	$5,969	$9,415	$14,178

In 2018, we generated other income of $6.0 million, compared to $9.4 million in 2017, a decrease of $3.4 million, driven by a reduction in our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

In 2017, we generated other income of $9.4 million, compared to $14.2 million in 2016, a decrease of $4.8 million, driven by a reduction in assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Year ended December 31,	2018	2017	2016
(in thousands)
Total corporate expenses	$33,983	$18,572	$37,402

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs incurred in connection with the TMR Stock Purchase. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense.
Corporate expenses increased $15.4 million, to $34.0 million, in 2018, compared to $18.6 million in 2017, principally as a result of changes in the allocation of operating and corporate expenses to better reflect the nature of those expenses. In addition, during 2018, we incurred $3.4 million of costs in connection with the TMR Stock Purchase, which we expect to close in the first half of 2019.
Corporate expenses decreased $18.8 million, to $18.6 million, in 2017, compared to $37.4 million in 2016, primarily reflecting $15.4 million of expenses related to executive departures recorded in 2016 that did not reoccur in 2017.
Interest Expense and Preferred Share Dividends

Year ended December 31,	2018	2017	2016
(in thousands)
Interest expense
$250.0 million Series B 7.50% Senior Notes due 2017	$—	$7,813	$18,750
$250.0 million 5.75% Senior Notes due 2020	14,375	14,375	14,375
$300.0 million 3.700% Senior Notes due 2025	11,100	11,100	11,100
$300.0 million 3.450% Senior Notes due 2027	10,350	5,482	—
$150.0 million 4.750% Senior Notes due 2025 (DaVinciRe)	7,125	7,125	7,125
Other	4,119	(1,702)	(9,206)
Total interest expense	47,069	44,193	42,144
Preferred share dividends
$125.0 million 6.08% Series C Preference Shares	7,600	7,600	7,600
$275.0 million 5.375% Series E Preference Shares	14,781	14,781	14,781
$250.0 million 5.575% Series F Preference Shares	7,707	—	—
Total preferred share dividends	30,088	22,381	22,381
Total interest expense and preferred share dividends	$77,157	$66,574	$64,525

Interest expense increased $2.9 million to $47.1 million in 2018, compared to $44.2 million in 2017, primarily driven by:

•
additional interest expense due to twelve months of interest expense in 2018 on the $300.0 million of 3.450% Senior Notes due 2027 issued in June 2017, compared to seven months of interest expense on these notes in 2017.

Interest expense increased $2.0 million to $44.2 million in 2017, compared to $42.1 million in 2016, primarily driven by:

•
additional interest expense due to the June 2017 issuance of $300.0 million of 3.450% Senior Notes due 2027, resulting in seven months of interest expense in 2017, compared to none in 2016; partially offset by

•
lower interest expense due to the June 1, 2017 repayment in full at maturity of $250.0 million of Series B 7.50% Senior Notes due 2017 assumed in connection with the acquisition of Platinum, resulting in five months of interest expense incurred during 2017, compared to a full year of interest expense incurred on these notes in 2016; and

•
lower amortization of net fair value adjustments of $5.4 million, included in the other category in the table above, which reduced our interest expense and were recognized in connection with the acquisition of Platinum and its $250.0 million Series B 7.50% Notes due June 1, 2017.

Preferred share dividends increased by $7.7 million to $30.1 million in 2018, compared to $22.4 million in 2017, primarily driven by dividends on the $250.0 million of 5.750% Series F Preference Shares issued in June 2018.
Preferred share dividends were flat at $22.4 million in each of 2017 and 2016.
Income Tax Benefit (Expense)

Year ended December 31,	2018	2017	2016
(in thousands)
Income tax benefit (expense)	$6,302	$(26,487)	$(340)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
In 2018, we recognized an income tax benefit of $6.3 million, compared to an income tax expense of $26.5 million in 2017. The income tax benefit in 2018 was principally driven by pre-tax GAAP losses in our U.S.-based operations associated with the 2018 Large Loss Events and unrealized losses on our investment portfolio, compared to pre-tax GAAP losses in our U.S.-based operations, offset by the impact of a $36.7 million increase in income tax expense due to the write-down of a portion of our deferred tax asset during 2017, as a result of the reduction in the U.S. corporate tax rate pursuant to the Tax Bill, which was enacted on December 22, 2017.
In 2017, we recognized an income tax expense of $26.5 million, compared to $0.3 million in 2016, principally driven by the write-down of a portion of our deferred tax asset as a result of the reduction in the U.S. corporate tax rate pursuant to the Tax Bill described above. Partially offsetting this income tax expense was an income tax benefit associated with pre-tax GAAP losses in our U.S.-based operations primarily due to underwriting losses associated with the 2017 Large Loss Events, compared to pre-tax GAAP income in our U.S.-based operations in 2016.
At December 31, 2018, our U.S. tax-paying subsidiaries had a net deferred tax asset (after valuation allowance) of $64.7 million. Our Ireland, U.K. and Singapore operations have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Our valuation allowance totaled $35.3 million and $30.0 million at December 31, 2018 and 2017, respectively.
Our effective income tax rate, which we calculate as income tax benefit (expense) divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income or loss can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the size and nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. In addition, a significant portion of our gross and net premiums are currently written and earned in Bermuda, which does not have a corporate income tax, including the majority of our catastrophe business, which can result in significant volatility to our pre-tax income or loss in any given period. We expect our consolidated effective tax rate to increase in the future, as our global operations outside of Bermuda expand, including in connection with the TMR Stock Purchase. In addition, it is possible we could be adversely affected by changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
Generally, the preponderance of our revenue and pre-tax income or loss is generated by our domestic (i.e., Bermuda) operations, in the form of underwriting income or loss and net investment income or loss, rather than our foreign operations. However, the geographic distribution of pre-tax income or loss can vary significantly between periods for a variety of reasons, including the business mix of net premiums written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. Pre-tax income for our domestic operations was higher compared to our foreign operations for the years ended December 31, 2018 and 2016 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods being relatively free of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business with higher attritional net claims and claim expenses and as a result produce lower levels of net underwriting income in benign loss years. For 2017, our domestic operations generated an underwriting loss due to the significant catastrophe loss activity during the year and the underwriting loss in our domestic operations was significantly greater than the underwriting loss that was generated by our foreign operations.
Net (Income) Loss Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2018	2017	2016
(in thousands)
Net (income) loss attributable to redeemable noncontrolling interests	$(41,553)	$132,282	$(127,086)

Our net income attributable to redeemable noncontrolling interests was $41.6 million in 2018, compared to a net loss attributable to redeemable noncontrolling interests of $132.3 million in 2017, a change of $173.8 million, principally due to DaVinciRe generating underwriting income in 2018, compared to significant underwriting losses in 2017 driven by the 2017 Large Loss Events. Our ownership of DaVinciRe was 22.1% at both December 31, 2018 and December 31, 2017.
Our net loss attributable to redeemable noncontrolling interests was $132.3 million in 2017, compared to net income attributable to redeemable noncontrolling interests of $127.1 million in 2016. The $259.4 million change was principally due to underwriting losses associated with the 2017 Large Loss Events incurred by DaVinciRe and a decrease in our ownership of DaVinciRe to 22.1% at December 31, 2017, compared to 24.0% at December 31, 2016.
We expect our noncontrolling economic ownership in DaVinciRe to fluctuate over time. See “Note 9. Noncontrolling Interests” in our “Notes to Consolidated Financial Statements” for additional information regarding DaVinciRe.
LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
RenaissanceRe is a holding company, and we therefore rely on dividends from our subsidiaries and investment income to make principal and interest payments on our debt and to make dividend payments to our preference and common shareholders. The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K. and Ireland. For example, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends are discussed in detail in “Part I, Item 1. Regulation” and “Note 17. Statutory Requirements in our Notes to the Consolidated Financial Statements”.
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
During 2018 and 2017 we experienced significant losses from the 2018 Large Loss Events and 2017 Large Loss Events, respectively, and as we would expect following events of this magnitude, it was necessary for RenaissanceRe to contribute capital to certain of its principal operating subsidiaries to ensure they were able to maintain levels of capital adequacy and liquidity in compliance with various laws and regulations, support rating agency capital requirements, pay valid claims quickly and be adequately capitalized to pursue business opportunities as they arise. As a result, during 2018 net capital contributions by RenaissanceRe to our principal operating subsidiaries, net of dividends and return of capital received by RenaissanceRe from our principal operating subsidiaries, were $69.0 million (2017 - $242.3 million). We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following these events.
Group Supervision
The BMA is our group supervisor. Under the Insurance Act, we are required to maintain capital at a level equal to our ECR, which is established by reference to the BSCR model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. We are currently completing our 2018 group BSCR, which must be filed with the BMA on or before May 31, 2019, and at this time, we believe we will exceed the target level of required economic statutory capital. Our 2017 group BSCR exceeded the target level of required statutory capital.
Class 3A, 3B and 4 insurers and insurance groups are also required to prepare and publish an FCR, which was introduced to the regulatory regime in 2016 as part of the measures undertaken to achieve Solvency II equivalence. The FCR provides, among other things, details of measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer or insurance group. We received approval from the BMA to file a consolidated group FCR, inclusive of our Bermuda-domiciled insurance subsidiaries and Top Layer Re. Our most recent FCR was filed with the BMA in advance of the June 30, 2018 deadline, and is available on our website.
Bermuda Subsidiaries
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At December 31, 2018, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
Under the Insurance Act, RenaissanceRe Specialty U.S. and Vermeer are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and must each maintain capital at a level equal to an ECR which is established by reference to the BSCR model. The 2018 BSCR for Renaissance Reinsurance, RenaissanceRe Specialty U.S. and DaVinci must be filed with the BMA before April 30, 2019; at this time, we believe each company will exceed the minimum amount required to be maintained under Bermuda law. In addition, audited annual financial statements prepared in accordance with GAAP for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci and Vermeer must be filed prior to April 30 of each year with the BMA, if applicable, and are available free of charge on the BMA’s website.

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
At December 31, 2018, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £427.5 million (December 31, 2017 - £405.8 million). Actual FAL posted for Syndicate 1458 at December 31, 2018 by RenaissanceRe CCL was £481.0 million, supported by a $180.0 million letter of credit and a $339.7 million deposit of cash and fixed maturity securities. See “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
U.S. Subsidiaries
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At December 31, 2018, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2019, Renaissance Reinsurance U.S. has an ordinary dividend capacity of $31.2 million (2018 - $24.1 million).
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
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of new or existing companies or businesses, such as our planned acquisition of the TMR Group Entities and (6) certain corporate and operating expenses.
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
Cash Flows

Year ended December 31,	2018	2017	2016
(in thousands)
Net cash provided by operating activities	$1,221,701	$1,025,787	$484,772
Net cash used in investing activities	(2,536,613)	(122,434)	(164,532)
Net cash provided by (used in) financing activities	1,066,340	28,860	(401,331)
Effect of exchange rate changes on foreign currency cash	(5,098)	8,222	(4,637)
Net (decrease) increase in cash and cash equivalents	(253,670)	940,435	(85,728)
Cash and cash equivalents, beginning of period	1,361,592	421,157	506,885
Cash and cash equivalents, end of period	$1,107,922	$1,361,592	$421,157

2018
During 2018, our cash and cash equivalents decreased by $253.7 million, to $1.1 billion at December 31, 2018, compared to $1.4 billion at December 31, 2017.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2018 were $1.2 billion, compared to $1.0 billion during 2017. Cash flows provided by operating activities during 2018 were primarily the result of certain adjustments to reconcile our net income of $268.9 million to net cash provided by operating activities, including:

•
an increase in reserve for claims and claim expenses of $995.9 million as a result of claims and claims expenses incurred of $2.6 billion during 2018 principally driven by the 2018 Large Loss Events, partially offset by claims payments of $1.6 billion primarily associated with the 2017 Large Loss Events;

•
an increase in reinsurance balances payable of $913.0 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, following capital being deployed in the vehicle, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 10. Variable Interest Entities” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase in unearned premiums of $238.4 million due to the timing of renewals and the increase in gross premiums written in 2018, compared to 2017; partially offset by

•
an increase in reinsurance recoverable of $785.6 million primarily resulting from the increase in net claims and claim expenses principally driven by the 2018 Large Loss Events, noted above, as we continue to execute our gross-to-net strategy;

•
a decrease in other operating cash flows of $223.3 million primarily associated with movements in subscriptions received in advance associated with the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2019 and 2018. See “Note 10. Variable Interest Entities” and “Note. 23 Subsequent Events” in our Notes to the Consolidated Financial Statements for additional information related to Upsilon RFO’s non-voting preference shares;

•
increases in premiums receivable and deferred acquisition costs of $232.6 million and $50.1 million, respectively, due to the timing of payments of our gross premiums written and amortization of deferred acquisition costs, respectively;

•
net realized and unrealized losses on investments of $175.1 million principally related to our fixed maturity investments portfolio which experienced an upward shift in the interest rate yield curve and a widening of credit spreads during 2018, and our equity investments trading portfolio which was impacted by lower returns on certain of our larger equity positions during 2018; and

•	an increase of $82.6 million in our prepaid reinsurance premiums due to ceded premiums written associated renewals in 2018.
Cash flows used in investing activities. During 2018, our cash flows used in investing activities were $2.5 billion, principally reflecting net purchases of short term, fixed maturity and other investments of $1.4 billion, $904.4 million and $199.5 million, respectively. The net purchase of short term and fixed maturity investments was funded in part by the capital received from investors in Upsilon RFO and Vermeer, and the proceeds from the issuance of our 5.750% Series F Preference Shares and the issuance of $250.0 million of our common shares to State Farm, each as discussed below. In addition, we increased our allocation to other investments during 2018.
Cash flows provided by financing activities. Our cash flows provided by financing activities in 2018 were $1.1 billion, and were principally the result of:

•
net inflows of $665.7 million related to a net contribution of capital from third-party shareholders, primarily related to the creation of Vermeer, which was initially capitalized with $600.0 million of participating, non-voting common shares;

•
net inflows of $241.4 million associated with the issuance of $250.0 million of Depositary Shares (each representing a 1/1000th interest in a share of our 5.750% Series F Preference Shares), net of expenses;

•	net inflows of $250.0 million associated with the issuance of 1,947,496 of our common shares to State Farm; partially offset by

•	dividends paid on our common and preference shares of $52.8 million and $30.1 million, respectively.
2017
During 2017, our cash and cash equivalents increased $940.4 million, to $1.4 billion at December 31, 2017, compared to $421.2 million at December 31, 2016.
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

•
an increase in our reserve for claims and claim expenses of $2.2 billion as a result of claims and claims expenses incurred of $3.4 billion, partially offset by claims payments of $1.2 billion, each largely driven by the 2017 Large Loss Events;

•	a corresponding increase of $1.3 billion in our reinsurance recoverable given the increase in net claims and claim expenses noted above and recoverables associated with the 2017 Large Loss Events;

•
an increase in other operating cash flows of $518.1 million primarily reflecting $602.4 million of subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2018, which were recorded in other liabilities at December 31, 2017. See “Note 10. Variable Interest Entities” for additional information related to Upsilon RFO;

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
Cash flows used in investing activities. During 2017, our cash flows used in investing activities were $122.4 million, principally reflecting net purchases of fixed maturity investments of $602.9 million, partially offset by net sales of short term investments and equity investments trading of $364.0 million and $115.8 million, respectively.
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

Our total shareholders’ equity attributable to RenaissanceRe and debt is as follows:

	At December 31, 2018	At December 31, 2017	Change
(in thousands)
Common shareholders’ equity	$4,395,080	$3,991,375	$403,705
Preference shares	650,000	400,000	250,000
Total shareholders’ equity attributable to RenaissanceRe	5,045,080	4,391,375	653,705
3.450% Senior Notes due 2027	295,797	295,303	494
3.700% Senior Notes due 2025	297,688	297,318	370
5.750% Senior Notes due 2020	249,602	249,272	330
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,040	147,730	310
RenaissanceRe revolving credit facility – unborrowed	500,000	250,000	250,000
Total debt	1,491,127	1,239,623	251,504
Total shareholders’ equity attributable to RenaissanceRe and debt	$6,536,207	$5,630,998	$905,209

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

During 2018, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $905.2 million, to $6.5 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $653.7 million during 2018 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $225.7 million;

•	raising $250.0 million from the issuance of 10,000,000 Depositary Shares (each representing a 1/1,000th interest in a share of our 5.750% Series F Preference Shares);

•	raising $250.0 million from the issuance of 1,947,496 of our common shares in connection with the State Farm Stock Purchase; and partially offset by

•	$52.8 million and $30.1 million of dividends on our common and preference shares, respectively.
Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At December 31, 2018	Issued or Drawn
(in thousands)
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	86,861
Bilateral Letter of Credit Facility with Citibank Europe	243,696
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$510,557

Specialty Risks FAL Facility (1)	—
Total credit facilities in pound sterling	£—

(1)	At December 31, 2018, no amounts were issued or drawn under these facilities.
Refer to “Note 8. Debt and Credit Facilities in our Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities and “Note 11. Shareholders’ Equity in our

Notes to the Consolidated Financial Statements” for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts and Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Refer to “Note 17. Statutory Requirements in our Notes to the Consolidated Financial Statements” for additional information related to our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trust.
Redeemable Noncontrolling Interest – DaVinciRe
Refer to “Note 9. Noncontrolling Interests in our Notes to the Consolidated Financial Statements” for additional information related to redeemable noncontrolling interest - DaVinciRe.
Impact of TMR Stock Purchase on Liquidity and Capital Resources
The TMR Stock Purchase is expected to close in the first half of 2019, subject to the closing conditions set forth in the TMR Stock Purchase Agreement, including receipt of required regulatory approvals. There can be no assurance that the TMR Stock Purchase will occur.
The aggregate consideration for the transaction is expected to be approximately $1.4 billion, comprised of cash consideration, a pre-closing dividend and the issuance of common shares, each in an amount to be determined as set forth in the TMR Stock Purchase Agreement. We anticipate funding the cash consideration to be paid by RenaissanceRe from available cash resources and the liquidation of certain of our fixed maturity investments trading.
We incurred $3.4 million of corporate expenses associated with the TMR Stock Purchase in 2018 and expect to incur additional costs and expenses associated with the TMR Stock Purchase in 2019. These additional one-time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
Following the close of the transaction, we anticipate that our operating subsidiaries will have adequate capital resources and sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to RenaissanceRe and that we will have adequate capital resources, or access to capital resources, to meet our obligations, including dividend payments to our common and preferred shareholders, interest payments on our senior notes and other liabilities, as they come due.
See “Note 20. Acquisition of Tokio Millennium Re” for additional information regarding the TMR Stock Purchase.
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

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM ratings of RenaissanceRe as of February 4, 2019 are presented below.

	A.M. Best	S&P	Moody’s	Fitch

Renaissance Reinsurance (1)	A+	A+	A1	A+
DaVinci (1)	A	A+	A3	—
Renaissance Reinsurance U.S. (1)	A+	A+	—	—
RenaissanceRe Specialty U.S. (1)	A+	A+	—	—
Renaissance Reinsurance of Europe (1)	A+	A+	—	—
Top Layer Re (1)	A+	AA	—	—
Vermeer Reinsurance Ltd. (1)	A	—	—	—

Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating (2)	A	A+	—	AA-

RenaissanceRe (3)	Very Strong	Very Strong	—	—

(1)
The A.M. Best, S&P, Moody's and Fitch ratings for the companies set forth in the table above reflect the insurer's financial strength rating and, in addition to the insurer’s financial strength rating, the S&P ratings reflect the insurer's issuer credit rating.

(2)	The A.M. Best, S&P and Fitch ratings for the Lloyd’s Overall Market Rating represent Syndicate 1458’s financial strength rating.

(3)	The A.M. Best rating for RenaissanceRe refers to the ERM A.M. Best score within A.M. Best’s credit ratings methodology. The S&P rating for RenaissanceRe represents the rating on its ERM practices.
A.M. Best. On March 1, 2018, A.M. Best upgraded the financial strength ratings of Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S. to “A+” from “A”. The outlook for these ratings is stable. A.M. Best also affirmed the financial strength ratings of Renaissance Reinsurance and Renaissance Reinsurance of Europe and revised the outlooks for these ratings to stable from negative and affirmed the financial strength rating of DaVinci with a stable outlook. On November 2, 2018, subsequent to the announcement of the TMR Stock Purchase, A.M. Best placed the financial strength ratings of Renaissance Reinsurance, DaVinci, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S. and Renaissance Reinsurance of Europe under review with developing implications pending completion of the TMR Stock Purchase. In addition, on December 18, 2018, A.M. Best assigned a financial strength rating of A to Vermeer. “A+” is the second highest designation of A.M. Best’s rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” is the third highest designation assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an “Excellent” ability to meet its ongoing obligations to policyholders.
S&P. On February 28, 2018, S&P lowered the financial strength ratings of Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe, Renaissance Reinsurance U.S. and RenaissanceRe Specialty U.S to “A+” with a stable outlook from “AA-“ with a negative outlook. S&P attributed the downgrade to negative market pressures despite the Company’s strong market position. On October 31, 2018, following the announcement of the TMR Stock Purchase, S&P affirmed these financial strength ratings, but put the ratings on negative outlook reflecting risks associated with the transaction. The “A” range (“A+”,”A”, “A-“), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher.
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

Moody’s. Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. On July 25, 2018, Moody’s affirmed its insurance financial strength rating of “A1” for RenaissanceRe and on August 7, 2018, Moody’s affirmed its insurance financial strength rating of ”A3” for DaVinci, each with a stable outlook. Moody’s believes that insurance companies rated “A1” and “A3” offer good financial security.
Fitch. Fitch’s issuer financial strength ratings provide an assessment of the financial strength of an insurance organization. On November 1, 2018, Fitch affirmed its insurer financial strength rating of Renaissance Reinsurance at “A+”, with a stable outlook. Fitch believes that insurance companies rated “A+” have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments. Insurers rated “AA-“ by Fitch are believed to have a very low expectation of ceased or interrupted payments and very strong capital to meet policyholder obligations.
Lloyd’s Overall Market Rating
A.M. Best, S&P and Fitch have each assigned a financial strength rating to the Lloyd’s overall market. The financial risks to policy holders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, financial strength ratings on individual syndicates would not be particularly meaningful and in any event would not be lower than the financial strength rating of the Lloyd’s overall market.
Reserve for Claims and Claim Expenses
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding IBNR and, if deemed necessary, adding costs for additional case reserves. Additional case reserves represent our estimates for claims related to specific contracts previously reported to us which we believe may not be adequately estimated by the client as of that date, or adequately covered in the setting of IBNR.
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 7. Reserve for Claims and Claim Expenses in our Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

At December 31,	2018		2017		Change
(in thousands, except percentages)
U.S. treasuries	$3,331,411	28.0%	$3,168,763	33.3%	$162,648
Agencies	174,883	1.5%	47,646	0.5%	127,237
Municipal	6,854	0.1%	509,802	5.4%	(502,948)
Non-U.S. government	279,818	2.4%	287,660	3.0%	(7,842)
Non-U.S. government-backed corporate	160,063	1.3%	163,651	1.7%	(3,588)
Corporate	2,450,244	20.6%	2,063,459	21.7%	386,785
Agency mortgage-backed	817,880	6.8%	500,456	5.3%	317,424
Non-agency mortgage-backed	278,680	2.4%	300,331	3.1%	(21,651)
Commercial mortgage-backed	282,294	2.4%	202,062	2.1%	80,232
Asset-backed	306,743	2.6%	182,725	2.0%	124,018
Total fixed maturity investments, at fair value	8,088,870	68.1%	7,426,555	78.1%	662,315
Short term investments, at fair value	2,586,520	21.8%	991,863	10.4%	1,594,657
Equity investments trading, at fair value	310,252	2.6%	388,254	4.1%	(78,002)
Other investments, at fair value	784,933	6.5%	594,793	6.3%	190,140
Total managed investment portfolio	11,770,575	99.0%	9,401,465	98.9%	2,369,110
Investments in other ventures, under equity method	115,172	1.0%	101,974	1.1%	13,198
Total investments	$11,885,747	100.0%	$9,503,439	100.0%	$2,382,308

At December 31, 2018, we held investments totaling $11.9 billion, compared to $9.5 billion at December 31, 2017. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, refer to “Note 4. Investments and Note 5. Fair Value Measurements in our Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. During the second quarter of 2018, we reduced our allocation to municipal fixed maturity investments and invested the proceeds in certain other sectors of fixed maturity and short term investments that we believe will provide a higher net after-tax yield to maturity, however, we cannot assure you of this. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity investments, senior secured bank loan funds and hedge funds). At December 31, 2018, our portfolio of equity investments trading totaled $310.3 million, or 2.6%, of our total investments (2017 - $388.3 million or 4.1%). Our portfolio of other investments totaled $784.9 million, or 6.5%, of our total investments (2017 - $594.8 million or 6.3%).

The following table summarizes the composition of our investment portfolio, including the amortized cost and fair value of our investment portfolio and the ratings as assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available, and the respective effective yield.

					Credit Rating (1)
December 31, 2018	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Yield to Maturity	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$2,586,520	$2,586,520	21.8%	2.1%	$2,579,900	$2,541	$553	$1,511	$751	$1,264
		100.0%			99.8%	0.1%	—%	0.1%	—%	—%
Fixed maturity investments
U.S. treasuries	3,336,969	3,331,411	28.0%	2.5%	—	3,331,411	—	—	—	—
Agencies	175,185	174,883	1.5%	3.0%	—	174,883	—	—	—	—
Municipal	6,070	6,854	0.1%	4.8%	—	1,044	4,546	504	—	760
Non-U.S. government	284,965	279,818	2.4%	2.7%	207,103	61,233	8,216	—	3,266	—
Non-U.S. government-backed corporate	160,286	160,063	1.3%	2.8%	55,843	49,635	54,188	397	—	—
Corporate	2,513,434	2,450,244	20.6%	4.9%	41,668	197,653	854,801	607,745	719,459	28,918
Agency mortgage-backed	825,365	817,880	6.8%	3.5%	262	817,618	—	—	—	—
Non-agency mortgage-backed	266,705	278,680	2.4%	4.7%	18,521	12,485	3,890	11,216	177,969	54,599
Commercial mortgage-backed	284,495	282,294	2.4%	3.6%	214,161	57,704	895	9,534	—	—
Asset-backed	310,488	306,743	2.6%	4.3%	232,199	41,641	1,669	29,429	—	1,805
Total fixed maturity investments	8,163,962	8,088,870	68.1%	3.5%	769,757	4,745,307	928,205	658,825	900,694	86,082
		100.0%			9.5%	58.7%	11.5%	8.1%	11.1%	1.1%
Equity investments trading		310,252	2.6%		—	—	—	—	—	310,252
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Catastrophe bonds		516,571	4.3%		—	—	—	—	516,571	—
Private equity investments		242,647	2.0%		—	—	—	—	—	242,647
Senior secured bank loan funds		14,482	0.1%		—	—	—	—	—	14,482
Hedge funds		11,233	0.1%		—	—	—	—	—	11,233
Total other investments		784,933	6.5%		—	—	—	—	516,571	268,362
		100.0%			—%	—%	—%	—%	65.8%	34.2%
Investments in other ventures		115,172	1.0%		—	—	—	—	—	115,172
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$11,885,747	100.0%		$3,349,657	$4,747,848	$928,758	$660,336	$1,418,016	$781,132
		100.0%			28.2%	39.9%	7.8%	5.6%	11.9%	6.6%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2018, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2017 – AA-) and a weighted average effective yield of 3.2% (2017 – 2.5%). At December 31, 2018, our non-investment grade and not rated fixed maturity investments totaled $1.0 billion or 12.2% of our fixed maturity investments (2017 - $1.0 billion or 13.5%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2018, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $531.1 million (2017 – $398.0 million).
At December 31, 2018, we had $2.6 billion of short term investments (2017 – $1.0 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. The increase in our allocation to short term investments at December 31, 2018, compared to December 31, 2017, is principally driven by the additional invested assets in certain of our third-party vehicles that limits investment allocation to shorter term securities.
The duration of our fixed maturity investments and short term investments at December 31, 2018 was 2.1 years (2017 - 2.5 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions. The shorter duration of our fixed maturity investments and short term investments at December 31, 2018, compared to December 31, 2017, is principally the result of the increase in the allocation to short term investments noted above.
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

At December 31, 2018
(in thousands)
Issuer	Total	Short term investments	Fixed maturity investments
JP Morgan Chase & Co.	$61,983	$—	$61,983
Goldman Sachs Group Inc.	53,330	—	53,330
Bank of America Corp.	51,889	—	51,889
Morgan Stanley	48,966	—	48,966
Wells Fargo & Co.	36,443	—	36,443
HSBC Holdings PLC	32,551	—	32,551
Banco Santander, S.A.	27,701	—	27,701
Citigroup Inc.	27,190	—	27,190
UBS Group AG	26,177	—	26,177
Barclays P.L.C	24,694	—	24,694
Total (1)	$390,924	$—	$390,924

(1)	Excludes non-U.S. government-backed corporate fixed maturity investments, reverse repurchase agreements and commercial paper, at fair value.
Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31,	2018	2017	Change
(in thousands)
Financials	$200,357	$253,543	$(53,186)
Communications and technology	42,333	49,526	(7,193)
Industrial, utilities and energy	24,520	34,325	(9,805)
Consumer	20,639	24,779	(4,140)
Healthcare	18,925	21,364	(2,439)
Basic materials	3,478	4,717	(1,239)
Total	$310,252	$388,254	$(78,002)

We have a diversified public equity securities mandate with a third party investment manager which currently comprises a portion of our investments included in equity investments trading. In addition, we can also strategically invest in certain more concentrated public equity positions internally, primarily through our ventures business unit. It is possible our equity allocation will increase in the future, and it could, from time to time, have a material effect on our financial results for the reasonably foreseeable future.

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2018	2017	Change
(in thousands)
Catastrophe bonds	$516,571	$380,475	$136,096
Private equity investments	242,647	196,220	46,427
Senior secured bank loan funds	14,482	17,574	(3,092)
Hedge funds	11,233	524	10,709
Total other investments	$784,933	$594,793	$190,140

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of certain of our fund investments, which principally include private equity investments, senior secured bank loan funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and senior secured bank loan funds and three months for private equity investments, although we have occasionally experienced delays of up to six months at year end, as the private equity investments typically complete their year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us, as a change in estimate. Included in net investment income for 2018 is income of $0.3 million (2017 - income of $1.9 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 5. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, other investments and investments in other ventures of $1.2 billion, of which $686.4 million has been contributed at December 31, 2018. Our remaining commitments to these investments at December 31, 2018 totaled $470.8 million. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2018			2017
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Total Tower Hill Companies	64,750	24.9%	38,241	64,750	26.3%	42,167
Top Layer Re	65,375	50.0%	46,562	65,375	50.0%	50,211
Other	35,862	30.6%	30,369	13,650	40.4%	9,596
Total investments in other ventures, under equity method	$165,987		$115,172	$143,775		$101,974

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
Off-Balance Sheet and Special Purpose Entity Arrangements
At December 31, 2018, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

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
The table below shows our contractual obligations:

At December 31, 2018	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Long term debt obligations (1)
3.450% Senior Notes due 2027	$387,965	$10,350	$20,700	$20,700	$336,215
3.700% Senior Notes due 2025	369,364	11,100	22,200	22,200	313,864
5.750% Senior Notes due 2020	267,293	14,375	252,918	—	—
4.750% Senior Notes due 2025 (DaVinciRe) (1)	195,714	7,125	14,250	14,250	160,089
Total long term debt obligations	1,220,336	42,950	310,068	57,150	810,168
Private equity and investment commitments (2)	470,754	470,754	—	—	—
Operating lease obligations	23,418	7,137	10,228	5,755	298
Capital lease obligations	28,959	3,331	6,672	6,166	12,790
Payable for investments purchased	380,332	380,332	—	—	—
Reserve for claims and claim expenses (3)	6,076,271	1,762,119	1,883,644	1,032,966	1,397,542
Total contractual obligations (4)	$8,200,070	$2,666,623	$2,210,612	$1,102,037	$2,220,798

(1)	Includes contractual interest payments.

(2)	The private equity and investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.

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

(4)
In connection with the TMR Stock Purchase, we expect certain of the obligations to increase as we will consolidate the TMR Group Entities’ assets and liabilities, including the TMR Group Entities’ claim and claim expense reserves.

CURRENT OUTLOOK
Property Exposed Market Developments
In 2018, the insurance and reinsurance markets were impacted by large loss events including Typhoons Jebi, Mangkut and Trami, Hurricanes Florence and Michael in the U.S., wildfires in the state of California, and numerous other events around the world. We currently estimate that these events gave rise to more than $80 billion of industry-wide insured losses. These significant 2018 events follow a number of significant natural disasters in 2017, including Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake in the third quarter of 2017, and the wildfires in many areas of California. Given the nature and breadth of these events, the associated losses have affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, loss estimation, length of payout periods, social inflation risk and other factors continue to be uncertain for these loss events, both for the individual events and in the aggregate. In addition, in 2018 the insurance industry experienced significant ongoing adverse development on the 2017 Large Loss Events, most notably

Hurricane Irma. We estimate that, by itself, the industry’s 2018 adverse development on Hurricane Irma would have been one of the largest events of 2018 on an insured loss basis.
Partly as a result of the 2017 Large Loss Events and the subsequent overall adverse development from them, industry conditions improved broadly in the 2018 renewal season, albeit at the lower end of our expectations, facilitating growth in existing operations and presenting opportunities to deploy additional third party capital. Broadly, the January 2019 renewal season was generally stable, at the lower end of reported market expectations in light of the significant loss activity. Generally, loss affected programs and lines have seen the most improvement in terms and conditions, but other property-exposed coverages have also exhibited beneficial changes, particularly retrocessional coverages. We believe it is possible that the 2018 Large Loss Events may contribute to overall market dynamics that could continue to sustain the modestly positive rate impacts that were seen following the 2017 Large Loss Events, or could forestall negative trends. Moreover, both the large loss events and other market dynamics helped drive demand for complex, holistic product coverages, for which we believe we have competitive advantages. However, at this time we cannot know with certainty whether any such positive developments will transpire or be sustained, or the degree to which we will continue to benefit from them.
We expect that over time reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital and we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio. However, we believe it is possible that in 2019 capital supply from alternative capital providers may not, for the first time in some time, continue to grow. In any case, over the medium and longer term, we anticipate the market will be characterized by an ample supply of capital, including third party capital, notwithstanding the significant impacts of the 2017 Large Loss Events and 2018 Large Loss Events.
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
Casualty and Specialty Exposed Market Developments
The markets in which our Casualty and Specialty segment operate generally experienced favorable rate trends and stable terms and conditions in 2018. While we have mostly observed favorable conditions for accounts that exhibited elevated loss emergence or underlying rate deterioration, we estimate that the favorable market trends have extended more broadly. We continue to expect casualty insurance and reinsurance capacity to remain generally abundant during 2019, and estimate that, overall, the casualty and specialty market was relatively stable at the January 2019 renewal. In the near term, we believe that current pricing trends exhibited during the year are likely to continue, with terms and conditions for loss-affected lines of business, such as the liability exposures impacted by the California wildfires, continuing to show moderate improvement and certain other areas of the casualty and specialty market potentially maintaining less pronounced but positive adjustments. Moreover, we believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that, given our strong ratings, expanded product offerings, and increased U.S. market presence, we are well positioned to compete for business that we find attractive, such as the large, bespoke coverages we have structured and provided for the California wildfire liability market. We plan to continue to seek unique or differentiated opportunities to provide coverage on large programs open only to us or select markets. However, these opportunities arise sporadically, and we cannot assure that we will retain these programs or obtain new programs of this nature in the future.
Relatedly, specific renewal terms vary widely by insured account and our ability to shape our portfolio to improve its estimated risk and return characteristics is subject to a range of competitive and commercial factors. We cannot assure you that these positive dynamics will be sustained, or that we will participate fully in improving terms. We intend to seek to maintain strong underwriting discipline and, in light of prevailing market conditions, cannot provide assurance that we will succeed in growing or maintaining our current combined in-force book of business.

General Economic Conditions
Underlying economic conditions in several of the key markets we serve remained generally stable or improved in 2018, with our core markets, including the U.S., experiencing economic growth amidst moderate increases in prevailing interest rates. This economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the National Flood Insurance Program (the “NFIP”) and, among other things, authorized the Federal Emergency Management Agency (“FEMA”) to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S., and to assess the capacity of the private reinsurance market to assume some of the program’s risk. Commencing in January 2017, FEMA has, acting under authority contemplated by the Biggert-Waters Bill, secured annual reinsurance protection for the NFIP. Most recently, in January 2018, FEMA announced that it had renewed its reinsurance program to provide for $1.32 billion of protection in respect of 2019, covering 14% of NFIP’s losses between $4 billion and $6 billion, 25.6% of its losses between $6 billion and $8 billion, and 26.6% of its losses between $8 billion and $10 billion. In addition, NFIP has procured an additional $500 million of private market protection via the FloodSmart Re $500 million Series 2018-1 Notes. It is possible this program will continue and potentially expand in future periods and may encourage other U.S. federal programs to explore private market risk transfer initiatives; however, we cannot assure you that any such developments will in fact occur, or that if they do transpire we will succeed in participating.
The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short term extensions. Most recently, in December 2018, NFIP’s authorization was extended to May 31, 2019. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. In January 2019, the Federal Deposit Insurance Corp. and Office of the Comptroller of the Currency issued rules requiring lenders to accept private flood insurance policies that have coverage at least as comprehensive as that offered by NFIP, and providing a framework to evaluate alternative flood coverage. Congress is also considering legislative language that would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. To the extent these laws, rules and regulations are adopted and enforced, they could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. Accordingly, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
In recent years, market conditions for insurance in the state of Florida have been significantly impacted by the increasingly prevalent utilization of a practice referred to as “assignment of benefits,” or “AOB”. We currently estimate that the impacts of AOB will contribute adversely to the ultimate economic losses borne by the insurance market in light of recent large Florida loss events, including Hurricane Michael, perhaps significantly. An AOB is an instrument executed by a primary policyholder that is deemed to permit certain third parties, such as water extraction companies, roofers, or plumbers, to “stand in the shoes” of the insured and seek direct payments from the policyholder’s insurance company. According to the Florida Office of Insurance Regulation (the “OIR”), while there were 405 AOB lawsuits relating to water and glass matters across Florida in 2006, that number rose to 36,601 in 2017 and 34,289 in 2018. Moreover, according to the OIR, claims with an AOB have a much higher degree of severity than claims without one. For example, in 2018 the OIR estimated that between 2015 and 2017, the frequency of water claims rose by 44% and the severity of water claims rose by 18%. Similarly, litigation data submitted to the Florida Department of Financial Services show that the number of AOB lawsuits filed against all Florida property insurers rose from 4,613 in 2013 to 17,421 in 2018, a 270% increase.

While we cannot precisely estimate the adverse impact AOB practices will have in respect of the large losses in 2017 and 2018, we do believe that usage of AOBs contributes significantly to loss trends in Florida. Accordingly, these ongoing challenges relating to abuse of AOB has impacted our own risk selection criteria with respect to Florida exposures, reducing the number of programs we believe are submitted at attractive risk-adjusted terms. We actively review our underwriting criteria, and expect that, in the absence of reform, these trends may further affect our decisions in respect of allocating capital to Florida. While both private companies and the OIR are exploring non-statutory means to mitigate these issues, legislative reforms proposed over the last several years have not been enacted. We believe that a continuation of these trends will likely weaken or potentially impair primary insurance companies, reduce both demand for and availability of reinsurance and discourage the strengthening of the private insurance market that we believe had otherwise been evident in Florida. Such trends would adversely impact the Florida market and many of the companies we seek to serve.
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
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. Our policies to address these risks in 2018 were not materially different than those used in 2017.
Upon consummation of the TMR Stock Purchase, the TMR Group Entities’ assets and liabilities will be consolidated with RenaissanceRe and subject to our existing policies for addressing the markets risks noted herein. As a result of the potential acquisition of the TMR Group Entities, we anticipate increased exposure to each of these market risks, resulting from an increase in the geographic scope of our operations and in the size of our investment portfolio. We do not currently anticipate significant changes in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods, including the potential acquisition of the TMR Group Entities.
Our guidelines permit investments in derivative instruments such as futures, forward contracts, options, swap agreements and other derivative contracts which may be used to assume risk or for hedging purposes. Refer to “Note 18. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to derivatives we have entered into.
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

The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investment and short term investments portfolio for the years indicated:

	Interest Rate Shift in Basis Points
At December 31, 2018	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$10,877,855	$10,777,893	$10,675,390	$10,571,175	$10,466,211
Net increase (decrease) in fair value	$202,465	$102,503	$—	$(104,215)	$(209,179)
Percentage change in fair value	1.9%	1.0%	—%	(1.0)%	(2.0)%

	Interest Rate Shift in Basis Points
At December 31, 2017	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments	$8,630,509	$8,524,138	$8,418,418	$8,313,350	$8,208,934
Net increase (decrease) in fair value	$212,091	$105,720	$—	$(105,068)	$(209,484)
Percentage change in fair value	2.5%	1.3%	—%	(1.2)%	(2.5)%

As noted above, we use derivative instruments, namely interest rate futures and swaps within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2018, we had $1.9 billion of notional long positions and $545.8 million of notional short positions of primarily Eurodollar, U.S. Treasury and non-U.S. dollar futures contracts (2017 - $1.5 billion and $801.1 million, respectively). At December 31, 2018, we had $78.4 million of notional positions paying a fixed rate and $32.1 million receiving a fixed rate denominated in U.S. dollar swap contracts (2017 - $40.3 million and $Nil, respectively). Refer to “Note 18. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to interest rate futures and swaps entered into by us.
At December 31, 2018, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures of approximately $11.3 million and an increase in the market value of our net position in interest rate swaps of approximately $0.1 million. Conversely, at December 31, 2018, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures of approximately $10.3 million and a decrease in the market value of our net position in interest rate swaps of approximately $0.1 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
Foreign Currency Risk
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in our consolidated financial statements. All changes in exchange rates, with the exception of non-monetary assets and liabilities, are recognized in our consolidated statements of operations. We are primarily impacted by the foreign currency risk exposures noted below, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Refer to “Note 18. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into. We may determine to not match a portion of our projected liabilities in foreign currencies with investments in the same currencies, which would increase our exposure to foreign currency fluctuations and increase the volatility of our results of operations.
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
The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2018	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$(7,428)	$57,425	$190,573	$(94,769)	$(233,041)	$(15,495)	$(36,968)	$(139,703)
Net foreign currency derivatives notional amounts	(2,360)	(54,656)	(136,404)	98,195	163,909	16,413	10,030	95,127
Total net foreign currency exposure	$(9,788)	$2,769	$54,169	$3,426	$(69,132)	$918	$(26,938)	$(44,576)
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.1%	1.1%	0.1%	(1.4)%	—%	(0.5)%	(0.9)%
Impact of a hypothetical 10% change in total net foreign currency exposure	$979	$(277)	$(5,417)	$(343)	$6,913	$(92)	$2,694	$4,458

At December 31, 2017	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets denominated in foreign currencies	$(5,519)	$50,546	$(62,778)	$(61,928)	$(16,762)	$(24,114)	$(8,266)	$(128,821)
Net foreign currency derivatives notional amounts	(1,577)	(32,792)	94,981	75,226	24,468	22,749	(382)	182,673
Total net foreign currency exposure	$(7,096)	$17,754	$32,203	$13,298	$7,706	$(1,365)	$(8,648)	$53,852
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	0.4%	0.7%	0.3%	0.2%	—%	(0.2)%	1.2%
Impact of a hypothetical 10% change in total net foreign currency exposure	$710	$(1,775)	$(3,220)	$(1,330)	$(771)	$137	$865	$(5,385)

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract and market risk associated with changes in credit spreads. We are primarily exposed to direct credit risk within our portfolios of fixed maturity and short term investments, and through customers and reinsurers in the form of premiums receivable and reinsurance recoverables, respectively, as discussed below.
Fixed Maturity Investments and Short Term Investments
Credit risk related to our fixed maturity investments and short term investments is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through the credit research performed primarily by the investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk management governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. At December 31, 2018, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2017 - AA-). In addition, we limit the amount of credit exposure to any one financial institution and, except for U.S. Government securities and money market securities, none of our investments exceeded 10% of shareholders’ equity at December 31, 2018.

The following table summarizes the ratings of our fixed maturity investments and short term investments (using ratings assigned by S&P, or Moody’s and/or other rating agencies when S&P ratings were not available) as a percentage of total fixed maturity investments and short term investments as of the dates indicated:

At December 31,	2018	2017

AAA	31.4%	20.2%
AA	44.5%	51.9%
A	8.7%	9.7%
BBB	6.2%	6.2%
Non-investment grade	8.4%	11.4%
Not rated	0.8%	0.6%
Total	100.0%	100.0%

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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario, in our fixed maturity investments and short term investments portfolio for the years indicated:

	Credit Spread Shift in Basis Points
At December 31, 2018	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$10,804,654	$10,750,213	$10,675,390	$10,589,321	$10,503,252
Net increase (decrease) in fair value	$129,264	$74,823	$—	$(86,069)	$(172,138)
Percentage change in fair value	1.2%	0.7%	—%	(0.8)%	(1.6)%

	Credit Spread Shift in Basis Points
At December 31, 2017	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments	$8,511,410	$8,476,539	$8,418,418	$8,344,261	$8,270,104
Net increase (decrease) in fair value	$92,992	$58,121	$—	$(74,157)	$(148,314)
Percentage change in fair value	1.1%	0.7%	—%	(0.9)%	(1.8)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2018, we had outstanding credit derivatives of $1.0 million in notional long positions (short credit) and $126.2 million in notional short positions (long credit), denominated in U.S. dollars (2017 - $1.0 million and $18.8 million, respectively). Refer to “Note 18. Derivative Instruments in our Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value impact from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $5.5 million at December 31, 2018. Conversely, the aggregate hypothetical market value impact from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $5.0 million at December 31, 2018. For an immediate downward shift in credit spreads, we do not allow credit spreads to go negative in calculating the impact. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equities. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments trading which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through our investments in: (1) private equity investments whose exit strategies often depend on the equity markets; (2) certain hedge funds that have net long equity positions; and (3) other ventures, under equity method. We may use equity derivatives in our investment portfolio to either assume equity risk or hedge our equity exposure. The following table summarizes a hypothetical 10% increase and decline in the carrying value of our equity investments trading, private equity investments, hedge funds and investments in other ventures, under equity method, holding all other factors constant, at the dates indicated:

At December 31,	2018	2017
(in thousands, except for percentages)
Equity investments trading, at fair value	$310,252	$388,254
Private equity investments, at fair value	242,647	196,220
Investments in other ventures, under equity method	115,172	101,974
Hedge funds, at fair value	11,233	524
Total carrying value of investments exposed to equity price risk	$679,304	$686,972

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$67,930	$68,697
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(67,930)	$(68,697)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2018 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on Internal Control over Financial Reporting
We have audited RenaissanceRe Holdings Ltd. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes of the Company and our report dated February 7, 2019 expressed an unqualified opinion thereon.
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
February 7, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 14, 2019 (our “Proxy Statement”). We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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

2.1
Stock Purchase Agreement, dated as of October 30, 2018, by and among Tokio Marine & Nichido Fire Insurance Co., Ltd., Tokio Marine Holdings, Inc., and RenaissanceRe Holdings Ltd., including the exhibits thereto. (42)

3.1	Memorandum of Association. (P) (1)

3.2	Amended and Restated Bye-Laws. (2)

3.3	Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd. (3)

3.4	Specimen Common Share certificate. (P) (1)

4.1	Certificate of Designation, Preferences and Rights of 6.08% Series C Preference Shares. (4)

4.2	Certificate of Designation, Preferences and Rights of 5.375% Series E Preference Shares. (5)

4.2(a)	Form of Stock Certificate Evidencing the 5.375% Series E Preference Shares. (5)

4.3	Certificate of Designation, Preferences and Rights of 5.750% Series F Preference Shares. (41)

4.3(a)	Form of Stock Certificate Evidencing the 5.750% Series F Preference Shares. (41)

4.3(b)	Deposit Agreement, dated June 18, 2018, among RenaissanceRe Holdings Ltd., Computershare, Inc. and Computershare Trust Company, N.A. (41)

4.3(c)	Form of Depositary Receipt. (41)

4.4	Senior Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Companies America, as trustee. (6)

4.4(a)
First Supplemental Indenture, dated as of March 17, 2010, among RenRe North America Holdings Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Companies America, as trustee. (6)

4.4(b)	Senior Debt Securities Guarantee Agreement, dated as of March 17, 2010, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Companies America, as guarantee trustee. (6)

4.4(c)	Waiver Agreement, dated as of January 21, 2011, by and among RenRe North America Holdings Inc., RenaissanceRe Holdings Ltd. and Deutsche Bank Trust Company Americas, as trustee. (7)

4.4(d)
Second Supplemental Indenture, dated as of July 3, 2015, among RenRe North America Holdings, Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, RenaissanceRe Finance Inc., as co-obligor, and Deutsche Bank Trust Companies America, as trustee. (25)

4.5	Senior Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (23)

4.5(a)
First Supplemental Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (23)

4.5(b)	Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (23)

4.6	Senior Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (36)

4.6(a)
First Supplemental Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee. (36)

4.6(b)	Senior Debt Securities Guarantee Agreement, dated as of June 29, 2017, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee. (36)

10.1*	Further Amended and Restated Employment Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Kevin J. O’Donnell. (29)

10.2*	Legacy Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (29)**

10.3*	Form of Employment Agreement for Named Executive Officers (other than our Chief Executive Officer). (29)***

10.4*	Letter agreement, dated July 6, 2016, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (29)

10.5*	Letter agreement, dated April 11, 2013, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K. (29)

10.6*	RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (39)

10.6(a)*	Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (29)

10.6(b)*	Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan. (29)

10.6(c)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in 2016). (38)

10.6(d)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in 2017 and March 2018). (34)

10.6(e)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in May 2018 and later). (40)

10.7	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan. (37)

10.7(a)	Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan. (37)

10.8*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (40)

10.8(a)*	Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan. (31)

10.9*	RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (15)

10.9(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.9(b)*	Amendment No. 2 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (16)

10.9(c)*	Amendment No. 3 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.9(d)*	Amendment No. 4 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (13)

10.9(e)*	Amendment No. 5 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (17)

10.9(f)*	Amendment No. 6 to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (11)

10.9(g)*	UK Schedule to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.9(h)*	UK Sub-Plan to the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (8)

10.9(i)*	Form of Option Grant Notice and Agreement pursuant to which option grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.9(j)*	Form of Restricted Stock Grant Notice and Agreement pursuant to which restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (18)

10.9(k)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock grants were made under the RenaissanceRe Holdings Ltd. 2001 Stock Incentive Plan. (28)

10.10*	RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.10(a)*	Form of Restricted Stock Unit Agreement, pursuant to which restricted stock unit grants were made under the RenaissanceRe Holdings Ltd. 2010 Restricted Stock Unit Plan. (14)

10.11*	RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (13)

10.11(a)*	Amendment No. 1 to the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (22)

10.11(d)*
Form of Performance-Based Restricted Stock Grant Notice and Agreement pursuant to which performance-based restricted stock awards were made under the RenaissanceRe Holdings Ltd. 2010 Performance-Based Equity Incentive Plan. (22)

10.12*	Form of Tax Reimbursement Waiver Letter with the Named Executive Officers. (19)

10.13*	Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd. (12)

10.14*	Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd. (20)

10.15*	Form of Director Shares Grant Notice and Agreement pursuant to which restricted stock grants were made to non-employee directors on March 1, 2016. (29)

10.16
Standby Letter of Credit Agreement, dated as of December 23, 2014, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (21)

10.16(a)
First Amendment to Standby Letter of Credit Agreement, dated as of May 15, 2015, by and among Platinum Underwriters Bermuda, Ltd., Renaissance Reinsurance U.S. Inc., Renaissance Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association. (24)

10.17	Facility Letter, dated September 17, 2010, from Citibank Europe PLC to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd. (9)

10.17(a)
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

10.17(b)	Amendment to Facility Letter, dated July 14, 2011, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd and Glencoe Insurance Ltd.

10.17(c)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (10)

10.17(d)
Amendment to Facility Letter, dated December 23, 2014, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd. (28)

10.17(e)
Amendment to Facility Letter, dated March 31, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc. (28)

10.17(f)
Amendment to Facility Letter, dated December 30, 2015, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (27)

10.17(g)
Amendment to Facility Letter, dated January 14, 2016, by and among Citibank Europe PLC, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. (28)

10.17(h)	Termination of Master Agreements, Control Agreements and Pledge Agreements, dated October 1, 2016, between Renaissance Reinsurance Ltd. and Citibank Europe PLC. (30)

10.17(i)
Amendment to Facility Letter, dated December 31, 2016, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (33)

10.17(j)
Amendment to Facility Letter, dated December 29, 2017, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (38)

10.17(k)
Amendment to Facility Letter, dated December 29, 2017, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc. (45)

10.18	Master Reimbursement Agreement, dated as of November 24, 2014, by and between RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (22)

10.18(a)	Pledge Agreement, dated as of November 24, 2014 by and among RenaissanceRe Specialty Risks Ltd. and Citibank Europe PLC. (22)

10.18(b)	Omnibus Amendment Agreement, dated October 1, 2016, between Renaissance Reinsurance Ltd., Citibank Europe PLC and Bank of New York Mellon. (30)

10.18(c)	First Amendment to Pledge Agreement, dated as of November 22, 2016, between Citibank Europe plc and Renaissance Reinsurance Ltd.

10.19
Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, by and among Renaissance Reinsurance Ltd., as Borrower, various lenders, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (26)

10.19(a)
First Amendment to Letter of Credit Reimbursement Agreement, dated as of December 10, 2015, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe PLC, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (14)

10.19(b)
Second Amendment to Letter of Credit Reimbursement Agreement, dated as of May 20, 2016, among Renaissance Reinsurance Ltd., as Borrower, various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (29)

10.19(c)
Third Amendment to Letter of Credit Reimbursement Agreement, dated as of November 8, 2016, by and among Renaissance Reinsurance Ltd., various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (31)

10.19(d)
Fourth Amendment to Letter of Credit Reimbursement Agreement, dated as of May 25, 2017, by and among Renaissance Reinsurance Ltd., various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (35)

10.19(e)
Fifth Amendment to Letter of Credit Reimbursement Agreement dated as of November 8, 2017 by and among Renaissance Reinsurance Ltd. , various lenders party to the Letter of Credit Reimbursement Agreement, dated as of November 23, 2015, Bank of Montreal, as Documentation Agent, Citibank Europe plc, as Collateral Agent, and ING Bank N.V., London Branch, as Letter of Credit Agent. (37)

10.19(f)
Sixth Amendment to Letter of Credit Reimbursement Agreement, dated as of November 5, 2018, by and among Renaissance Reinsurance Ltd. and each of Bank of Montreal, as documentation agent, Bank of Montreal, London Branch, as a lender, Citibank Europe plc, as a lender and as collateral agent, and ING Bank N.V., London Branch, as a lender and as letter of credit agent. (43)

10.20
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., various banks and financial institutions parties thereto, and Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders. (44)

10.20(a)	Guaranty Agreement, dated as of November 9, 2018, by and among RenRe North America Holdings Inc., RenaissanceRe Finance Inc. and Wells Fargo Bank, National Association, as Administrative Agent. (44)

10.21	Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc. (32)

10.22	Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc. (40)

10.23	Investment Agreement, dated as of October 30, 2018, by and between RenaissanceRe Holdings Ltd. And State Farm Mutual Automobile Insurance Company, including the exhibits thereto. (42)

10.24	Registration Rights Agreement, dated October 30, 2018, by and between RenaissanceRe Holdings Ltd. and Tokio Marine & Nichido Fire Insurance Co. Ltd. (42)

10.25	Registration Rights Agreement, dated October 30, 2018, by and between RenaissanceRe Holdings Ltd. and State Farm Mutual Automobile Insurance Co. Ltd. (42)

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young Ltd.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents management contract or compensatory plan or arrangement.

**	Applicable to Stephen H. Weinstein and Ian D. Branagan.

***	Applicable to Ross A. Curtis and Robert Qutub.

(1)	Incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995.

(2)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.

(3)	Incorporated by reference to Exhibit 3.1 to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998.

(4)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2004.

(5)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 28, 2013.

(6)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 18, 2010.

(7)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 24, 2011.

(8)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, filed with the SEC on May 1, 2009.

(9)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

(10)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

(11)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, filed with the SEC on November 6, 2013.

(12)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

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

(14)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

(15)	Incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-90758) dated June 19, 2002.

(16)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 2007, filed with the SEC on May 2, 2007.

(17)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on August 13, 2010.

(18)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q, for the period ended September 30, 2004, filed with the SEC on November 9, 2004.

(19)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

(20)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

(21)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 30, 2014.

(22)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 20, 2015.

(23)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

(24)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 21, 2015.

(25)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on July 8, 2015.

(26)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 25, 2015.

(27)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.

(28)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

(29)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

(30)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016.

(31)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 10, 2016.

(32)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on November 18, 2016.

(33)	Incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K filed with the SEC on January 5, 2017.

(34)	Incorporated by reference to RenaissanceRe Holding Ltd’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017.

(35)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on May 26, 2017.

(36)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on June 29, 2017.

(37)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on November 13, 2017.

(38)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on January 3, 2018.

(39)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018.

(40)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on May 16, 2018.

(41)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on June 19, 2018.

(42)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on November 5, 2018.

(43)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on November 9, 2018.

(44)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on November 14, 2018.

(45)	Incorporated by reference to RenaissanceRe Holding Ltd.’s Current Report on Form 8-K filed with the SEC on January 3, 2019.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 7, 2019	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 7, 2019
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 7, 2019
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 7, 2019
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 7, 2019
James L. Gibbons

/s/ David C. Bushnell	Director	February 7, 2019
David C. Bushnell

/s/ Brian G. J. Gray	Director	February 7, 2019
Brian G. J. Gray

/s/ Jean D. Hamilton	Director	February 7, 2019
Jean D. Hamilton

/s/ Duncan P. Hennes	Director	February 7, 2019
Duncan P. Hennes

/s/ Henry Klehm, III	Director	February 7, 2019
Henry Klehm, III

/s/ Valerie Rahmani	Director	February 7, 2019
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 7, 2019
Carol P. Sanders

/s/ Anthony M. Santomero	Director	February 7, 2019
Anthony M. Santomero

/s/ Edward J. Zore	Director	February 7, 2019
Edward J. Zore

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2019, expressed an unqualified opinion thereon.
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
Hamilton, Bermuda
February 7, 2019

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2018 and 2017
(in thousands of United States Dollars, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Fixed maturity investments trading, at fair value - amortized cost $8,163,962 at December 31, 2018 (2017 - $7,434,870) (Notes 4 and 5)	$8,088,870	$7,426,555
Short term investments, at fair value (Notes 4 and 5)	2,586,520	991,863
Equity investments trading, at fair value (Notes 4 and 5)	310,252	388,254
Other investments, at fair value (Notes 4 and 5)	784,933	594,793
Investments in other ventures, under equity method (Note 4)	115,172	101,974
Total investments	11,885,747	9,503,439
Cash and cash equivalents	1,107,922	1,361,592
Premiums receivable	1,537,188	1,304,622
Prepaid reinsurance premiums (Note 6)	616,185	533,546
Reinsurance recoverable (Notes 6 and 7)	2,372,221	1,586,630
Accrued investment income	51,311	42,235
Deferred acquisition costs	476,661	426,551
Receivable for investments sold	256,416	103,145
Other assets	135,127	121,226
Goodwill and other intangible assets (Note 3)	237,418	243,145
Total assets	$18,676,196	$15,226,131
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 7)	$6,076,271	$5,080,408
Unearned premiums	1,716,021	1,477,609
Debt (Note 8)	991,127	989,623
Reinsurance balances payable	1,902,056	989,090
Payable for investments purchased	380,332	208,749
Other liabilities	513,609	792,771
Total liabilities	11,579,416	9,538,250
Commitments and Contingencies (Note 19)
Redeemable noncontrolling interests (Note 9)	2,051,700	1,296,506
Shareholders’ Equity (Note 11)
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at December 31, 2018 (2017 – 16,000,000)	650,000	400,000
Common shares: $1.00 par value – 42,207,390 shares issued and outstanding at December 31, 2018 (2017 – 40,023,789)	42,207	40,024
Additional paid-in capital	296,099	37,355
Accumulated other comprehensive (loss) income	(1,433)	224
Retained earnings	4,058,207	3,913,772
Total shareholders’ equity attributable to RenaissanceRe	5,045,080	4,391,375
Total liabilities, noncontrolling interests and shareholders’ equity	$18,676,196	$15,226,131

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2018, 2017, and 2016
(in thousands of United States Dollars, except per share amounts)

	2018	2017	2016
Revenues
Gross premiums written	$3,310,427	$2,797,540	$2,374,576
Net premiums written (Note 6)	$2,131,902	$1,871,325	$1,535,312
Increase in unearned premiums	(155,773)	(153,750)	(131,882)
Net premiums earned (Note 6)	1,976,129	1,717,575	1,403,430
Net investment income (Note 4)	261,866	222,209	181,726
Net foreign exchange (losses) gains	(12,428)	10,628	(13,788)
Equity in earnings of other ventures (Note 4)	18,474	8,030	963
Other income	5,969	9,415	14,178
Net realized and unrealized (losses) gains on investments (Note 4)	(175,069)	135,822	141,328
Total revenues	2,074,941	2,103,679	1,727,837
Expenses
Net claims and claim expenses incurred (Notes 6 and 7)	1,120,018	1,861,428	530,831
Acquisition expenses	432,989	346,892	289,323
Operational expenses	178,267	160,778	197,749
Corporate expenses	33,983	18,572	37,402
Interest expense (Note 8)	47,069	44,193	42,144
Total expenses	1,812,326	2,431,863	1,097,449
Income (loss) before taxes	262,615	(328,184)	630,388
Income tax benefit (expense) (Note 14)	6,302	(26,487)	(340)
Net income (loss)	268,917	(354,671)	630,048
Net (income) loss attributable to redeemable noncontrolling interests (Note 9)	(41,553)	132,282	(127,086)
Net income (loss) attributable to RenaissanceRe	227,364	(222,389)	502,962
Dividends on preference shares (Note 11)	(30,088)	(22,381)	(22,381)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$197,276	$(244,770)	$480,581
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 12)	$4.91	$(6.15)	$11.50
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 12)	$4.91	$(6.15)	$11.43

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2018, 2017 and 2016
(in thousands of United States Dollars)

	2018	2017	2016
Comprehensive income (loss)
Net income (loss)	$268,917	$(354,671)	$630,048
Change in net unrealized (losses) gains on investments	(1,657)	(909)	(975)
Comprehensive income (loss)	267,260	(355,580)	629,073
Net (income) loss attributable to redeemable noncontrolling interests	(41,553)	132,282	(127,086)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(41,553)	132,282	(127,086)
Comprehensive income (loss) attributable to RenaissanceRe	$225,707	$(223,298)	$501,987
Disclosure regarding net unrealized (losses) gains
Total net realized and unrealized holding (losses) gains on investments	$(1,657)	$(909)	$403
Net realized losses on fixed maturity investments available for sale	—	—	(1,378)
Change in net unrealized (losses) gains on investments	$(1,657)	$(909)	$(975)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2018, 2017 and 2016
(in thousands of United States Dollars)

	2018	2017	2016
Preference shares
Balance – January 1	$400,000	$400,000	$400,000
Issuance of shares (Note 11)	250,000	—	—
Balance – December 31	650,000	400,000	400,000
Common shares
Balance – January 1	40,024	41,187	43,701
Issuance of shares (Note 11)	1,947	—	—
Repurchase of shares	—	(1,322)	(2,741)
Exercise of options and issuance of restricted stock awards (Notes 12 and 16)	236	159	227
Balance – December 31	42,207	40,024	41,187
Additional paid-in capital
Balance – January 1	37,355	216,558	507,674
Issuance of shares (Note 11)	248,053	—	—
Repurchase of shares	—	(187,269)	(306,693)
Offering expenses	(8,552)	—	—
Change in redeemable noncontrolling interest	837	119	(1,655)
Exercise of options and issuance of restricted stock awards (Notes 12 and 16)	18,406	7,947	17,232
Balance – December 31	296,099	37,355	216,558
Accumulated other comprehensive (loss) income
Balance – January 1	224	1,133	2,108
Change in net unrealized (losses) gains on investments	(1,657)	(909)	(975)
Balance – December 31	(1,433)	224	1,133
Retained earnings
Balance – January 1	3,913,772	4,207,699	3,778,701
Cumulative effect of adoption of ASU 2016-09 (Note 2)	—	2,213	—
Net income (loss)	268,917	(354,671)	630,048
Net (income) loss attributable to redeemable noncontrolling interests (Note 9)	(41,553)	132,282	(127,086)
Dividends on common shares	(52,841)	(51,370)	(51,583)
Dividends on preference shares	(30,088)	(22,381)	(22,381)
Balance – December 31	4,058,207	3,913,772	4,207,699
Total shareholders’ equity	$5,045,080	$4,391,375	$4,866,577

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2018, 2017 and 2016
(in thousands of United States Dollars)

	2018	2017	2016
Cash flows provided by operating activities
Net income (loss)	$268,917	$(354,671)	$630,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Amortization, accretion and depreciation	123	31,242	29,304
Equity in undistributed (earnings) losses of other ventures	(3,772)	6,295	5,504
Net realized and unrealized losses (gains) on investments	175,069	(135,822)	(141,328)
Net unrealized losses (gains) included in net investment income	8,309	(24,737)	(11,542)
Change in:
Premiums receivable	(232,566)	(317,299)	(209,314)
Prepaid reinsurance premiums	(82,639)	(92,286)	(210,589)
Reinsurance recoverable	(785,591)	(1,307,066)	(145,038)
Deferred acquisition costs	(50,110)	(91,226)	(135,945)
Reserve for claims and claim expenses	995,863	2,232,114	81,249
Unearned premiums	238,412	246,036	342,471
Reinsurance balances payable	912,966	315,107	150,009
Other	(223,280)	518,100	99,943
Net cash provided by operating activities	1,221,701	1,025,787	484,772
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	11,585,576	9,490,669	8,102,514
Purchases of fixed maturity investments trading	(12,489,972)	(10,093,532)	(8,282,720)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	17,692
Net sales of equity investments trading	14,156	115,837	184,788
Net (purchases) sales of short term investments	(1,436,389)	364,011	(118,617)
Net purchases of other investments	(199,475)	(19,419)	(68,589)
Net purchases of investments in other ventures	(21,473)	—	—
Return of investment from investment in other ventures	8,464	20,000	—
Net sales of other assets	2,500	—	400
Net cash used in investing activities	(2,536,613)	(122,434)	(164,532)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(52,841)	(51,370)	(51,583)
Dividends paid – preference shares	(30,088)	(22,381)	(22,381)
RenaissanceRe common share repurchases	—	(188,591)	(309,434)
RenaissanceRe common share issuance	250,000	—	—
Issuance of debt, net of expenses	—	295,866	—
Repayment of debt	—	(250,000)	—
Issuance of preference shares, net of expenses	241,448	—	—
Net third party redeemable noncontrolling interest share transactions	665,683	260,475	(2,990)
Taxes paid on withholding shares	(7,862)	(15,139)	(14,943)
Net cash provided by (used in) financing activities	1,066,340	28,860	(401,331)
Effect of exchange rate changes on foreign currency cash	(5,098)	8,222	(4,637)
Net (decrease) increase in cash and cash equivalents	(253,670)	940,435	(85,728)
Cash and cash equivalents, beginning of year	1,361,592	421,157	506,885
Cash and cash equivalents, end of year	$1,107,922	$1,361,592	$421,157

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$341	$343	$(1,118)
Interest paid	$45,623	$44,171	$53,977
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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

•
The Company also manages property, casualty and specialty reinsurance business written on behalf of joint ventures, which principally include Top Layer Reinsurance Ltd. (“Top Layer Re”), recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s consolidated financial statements and all significant intercompany transactions have been eliminated. Redeemable noncontrolling interest – DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.

•
RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted fund, incorporated under the laws of Bermuda. Medici’s objective is to seek to invest substantially all of its assets in various insurance based investment instruments that have returns primarily tied to property catastrophe risk. Third party investors have subscribed for a portion of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of Medici’s parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s consolidated financial statements and all significant inter-company transactions have been eliminated. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.

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

•
RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda segregated accounts company was formed by the Company to provide a fund structure through which third party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and, as a result, the Company does not consolidate the financial position and results of operations of Upsilon Fund.

•
Effective November 7, 2016, Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.

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

•
Effective December 17, 2018, the Company formed Vermeer Reinsurance Ltd. (“Vermeer”), an exempted Bermuda reinsurer, with PGGM, a Dutch pension fund manager. Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. The Company maintains a majority voting control of Vermeer, while PGGM retains economic benefits. Vermeer is considered a VIE, as it has voting rights that are not proportional to its participating rights and the Company is the primary beneficiary. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. The Company does not currently expect its voting or economic interest in Vermeer to fluctuate.

•
On October 30, 2018, the Company entered into a Stock Purchase Agreement by and among the Company, Tokio Marine & Nichido Fire Insurance Co. Ltd. (“Tokio”) and, with respect to certain sections only, Tokio Marine Holdings, Inc. (the “TMR Stock Purchase Agreement”), pursuant to which the Company agreed, subject to the terms and conditions therein, to cause its wholly owned subsidiary RenaissanceRe Specialty Holdings (UK) Limited to purchase all of the share capital of Tokio Millennium Re AG (“TMR AG”), Tokio Millennium Re (UK) Limited (“TMR UK” and, together with TMR AG and their respective subsidiaries, the “TMR Group Entities”) (the “TMR Stock Purchase”). The TMR Stock Purchase is expected to close in the first half of 2019, subject to the closing conditions set forth in the TMR Stock Purchase Agreement, including the receipt of required regulatory approvals. Refer to “Note 20. Acquisition of Tokio Millennium Re” for additional information regarding the TMR Stock Purchase.

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
Certain assumed and ceded reinsurance contracts that do not meet all of the criteria to be accounted for as reinsurance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Financial Services - Insurance have been accounted for at fair value under the fair value option in accordance with FASB ASC Topic Financial Instruments.
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
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments with interest, dividend income, income distributions and realized and unrealized gains and losses included in net investment income. The fair value of certain of the Company’s fund investments, which principally include private equity investments, senior secured bank loan funds and hedge funds, is recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity investments, although, in the past, in respect of certain of the Company’s private equity investments, the Company has on occasion experienced delays of up to six months at year end, as the private equity investments typically complete their respective year-end audits before releasing their final net asset value statements.
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
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 provides comprehensive guidance on the recognition of revenue from customers arising from the transfer of goods and services. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides guidance on accounting for certain contract costs and had also required new disclosures. ASU 2014-09 was to be effective for public business entities in annual and interim periods beginning after December 15, 2016, however in July 2015, the FASB decided to defer by one year the effective dates of ASU 2014-09, and as a result, ASU 2014-09 is effective for public business entities in annual and interim periods beginning after December 15, 2017. ASU 2014-09 notably excludes the accounting for insurance contracts, leases, financial instruments and guarantees. As a result, the Company’s implementation efforts primarily focused on other income and operational expenses on its consolidated statements of operations. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated statements of operations and financial position.
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

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies the classification of receipts and payments in the statement of cash flows. ASU 2016-15 provides guidance related to (1) settlement and payment of zero coupon debt instruments, (2) contingent consideration, (3) proceeds from settlement of insurance claims, (4) proceeds from settlement of corporate and bank owned life insurance policies, (5) distributions from equity method investees, (6) cash receipts from beneficial interests obtained by a transferor, and (7) general guidelines for cash receipts and payments that have more than one aspect of classification. ASU 2016-15 is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of ASU 2016-15 resulted in the reclassification of $20.0 million of cash inflows from cash flows provided by operating activities, to cash flows used in investing activities for 2017. This amount related to a return of investment associated with the Company’s investment in Top Layer Reinsurance Ltd, recorded under the equity method of accounting.

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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies the recognition of credit losses by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is applicable to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets would not be impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as reinsurance recoverables, that could be impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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

NOTE 3. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table shows an analysis of goodwill and other intangible assets:

	Goodwill and other intangible assets
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2016
Gross amount	$199,889	$96,599	$296,488
Accumulated impairment losses and amortization	(2,299)	(43,003)	(45,302)
	197,590	53,596	251,186
Amortization	—	(8,041)	(8,041)
Balance as of December 31, 2017
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(51,044)	(53,343)
	197,590	45,555	243,145
Amortization	—	(5,727)	(5,727)
Balance as of December 31, 2018
Gross amount	199,889	96,599	296,488
Accumulated impairment losses and amortization	(2,299)	(56,771)	(59,070)
	$197,590	$39,828	$237,418

The following table shows an analysis of goodwill and other intangible assets included in investments in other ventures, under equity method:

	Goodwill and other intangible assets included in investments in other ventures, under equity method
	Goodwill	Other intangible assets	Total
Balance as of December 31, 2016
Gross amount	$12,318	$51,796	$64,114
Accumulated impairment losses and amortization	(4,500)	(39,934)	(44,434)
	7,818	11,862	19,680
Amortization	—	(2,946)	(2,946)
Balance as of December 31, 2017
Gross amount	12,318	51,796	64,114
Accumulated impairment losses and amortization	(4,500)	(42,880)	(47,380)
	7,818	8,916	16,734
Acquired during the year	2,780	11,108	13,888
Amortization	—	(2,886)	(2,886)
Balance as of December 31, 2018
Gross amount	15,098	62,904	78,002
Accumulated impairment losses and amortization	(4,500)	(45,766)	(50,266)
	$10,598	$17,138	$27,736

On March 23, 2018, the Company made an equity investment in TWFG Holding Company LLC (“TWFG”) and the transaction was accounted under the equity method of accounting. Total consideration paid was allocated to the Company’s proportionate share of the net assets of TWFG, other identifiable intangible assets and goodwill. In connection with the acquisition of TWFG, the Company recognized identifiable finite lived intangible assets of $2.0 million and identifiable indefinite lived intangible assets of $9.1 million. In addition, the Company recognized goodwill of $2.8 million.
In accordance with the Company’s established accounting policy, the beginning of the fourth quarter was used as the date for performing the annual impairment test. The Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had not significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. The Company also performed a quantitative analysis using a discounted cash flow model and concluded that the full amount of the goodwill and other intangible assets were not impaired. Other than the goodwill and other intangible assets acquired during the year as noted above and normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during the year ended December 31, 2018.
The gross carrying value and accumulated amortization by major category of other intangible assets is shown below:

	Other intangible assets
At December 31, 2018	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$97,419	$(60,221)	$37,198
Value of business acquired	20,200	(20,200)	—
Software	12,230	(12,230)	—
Licenses	19,414	—	19,414
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(4,030)	—
Trademarks and trade names	1,710	(1,356)	354
	$159,503	$(102,537)	$56,966

	Other intangible assets
At December 31, 2017	Gross carrying value	Accumulated amortization and impairment losses	Total
Customer relationships and customer lists	$95,458	$(51,633)	$43,825
Value of business acquired	20,200	(20,200)	—
Software	12,230	(12,230)	—
Licenses	10,267	—	10,267
Patents and intellectual property	4,500	(4,500)	—
Covenants not-to-compete	4,030	(4,030)	—
Trademarks and trade names	1,710	(1,331)	379
	$148,395	$(93,924)	$54,471

The remaining useful life of intangible assets with finite lives ranges from 2 to 15 years, with a weighted-average amortization period of 6.6 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other intangibles	Other intangible assets included in investments in other ventures, under equity method	Total
2019	$5,446	$2,815	$8,261
2020	5,237	1,955	7,192
2021	4,910	1,095	6,005
2022	4,522	1,095	5,617
2023	4,093	631	4,724
2024 and thereafter	5,353	400	5,753
Total remaining amortization expense	29,561	7,991	37,552
Indefinite lived	10,267	9,147	19,414
Total	$39,828	$17,138	$56,966

NOTE 4. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	December 31, 2018	December 31, 2017
U.S. treasuries	$3,331,411	$3,168,763
Agencies	174,883	47,646
Municipal	6,854	509,802
Non-U.S. government	279,818	287,660
Non-U.S. government-backed corporate	160,063	163,651
Corporate	2,450,244	2,063,459
Agency mortgage-backed	817,880	500,456
Non-agency mortgage-backed	278,680	300,331
Commercial mortgage-backed	282,294	202,062
Asset-backed	306,743	182,725
Total fixed maturity investments trading	$8,088,870	$7,426,555

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2018	Amortized Cost	Fair Value
Due in less than one year	$511,932	$507,728
Due after one through five years	4,799,196	4,762,712
Due after five through ten years	1,086,697	1,056,087
Due after ten years	79,084	76,746
Mortgage-backed	1,376,565	1,378,854
Asset-backed	310,488	306,743
Total	$8,163,962	$8,088,870

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	December 31, 2018	December 31, 2017

Financials	$200,357	$253,543
Communications and technology	42,333	49,526
Industrial, utilities and energy	24,520	34,325
Consumer	20,639	24,779
Healthcare	18,925	21,364
Basic materials	3,478	4,717
Total	$310,252	$388,254

Pledged Investments
At December 31, 2018, $5.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (2017 - $4.4 billion). Of this amount, $2.0 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (2017 - $1.7 billion).
Reverse Repurchase Agreements
At December 31, 2018, the Company held $3.7 million (2017 - $30.0 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2018	2017	2016
Fixed maturity investments	$211,973	$179,624	$160,661
Short term investments	33,571	11,082	5,127
Equity investments	4,474	3,628	4,235
Other investments
Private equity investments	477	33,999	6,155
Other	22,475	8,067	20,181
Cash and cash equivalents	3,810	1,196	788
	276,780	237,596	197,147
Investment expenses	(14,914)	(15,387)	(15,421)
Net investment income	$261,866	$222,209	$181,726

Net Realized and Unrealized (Losses) Gains on Investments
Net realized and unrealized (losses) gains on investments are as follows:

Year ended December 31,	2018	2017	2016
Gross realized gains	$21,284	$49,121	$72,739
Gross realized losses	(91,098)	(38,832)	(38,315)
Net realized (losses) gains on fixed maturity investments	(69,814)	10,289	34,424
Net unrealized (losses) gains on fixed maturity investments trading	(57,310)	8,479	26,954
Net realized and unrealized losses on investments-related derivatives	(8,784)	(2,490)	(15,414)
Net realized gains on equity investments trading sold during the period	27,739	80,027	14,190
Net unrealized (losses) gains on equity investments trading still held at reporting date	(66,900)	39,517	81,174
Net realized and unrealized (losses) gains on equity investments trading	(39,161)	119,544	95,364
Net realized and unrealized (losses) gains on investments	$(175,069)	$135,822	$141,328

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2018	2017
Catastrophe bonds	$516,571	$380,475
Private equity investments	242,647	196,220
Senior secured bank loan funds	14,482	17,574
Hedge funds	11,233	524
Total other investments	$784,933	$594,793

Interest income, income distributions and net realized and unrealized gains on other investments are included in net investment income and totaled $23.0 million (2017 – $42.1 million, 2016 – $26.3 million) of which $8.3 million related to net unrealized losses (2017 – gains of $24.7 million, 2016 – gains of $11.5 million). Included in net investment income for 2018 is income of $0.3 million (2017 - $1.9 million, 2016 - $3.4 million) representing the change in estimate during the period related to the difference between the

Company’s estimated fair value due to the lag in reporting, as discussed in “Note 2. Significant Accounting Policies,” and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to private equity investments, other investments and investments in other ventures of $1.2 billion, of which $686.4 million has been contributed at December 31, 2018. The Company’s remaining commitments to these investments at December 31, 2018 totaled $470.8 million. In the future, the Company may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2018			2017
At December 31,	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Tower Hill Companies	64,750	24.9%	38,241	64,750	26.3%	42,167
Top Layer Re	65,375	50.0%	46,562	65,375	50.0%	50,211
Other	35,862	30.6%	30,369	13,650	40.4%	9,596
Total investments in other ventures, under equity method	$165,987		$115,172	$143,775		$101,974

On July 1, 2008, the Company invested $50.0 million in Tower Hill Insurance Group, LLC (included in the Tower Hill Companies in the table above) representing a 25.0% equity ownership. Included in the purchase price was $40.0 million of other intangibles and $7.8 million of goodwill, which, in accordance with generally accepted accounting principles, are recorded as “Investments in other ventures, under equity method” rather than “Goodwill and other intangibles” on the Company’s consolidated balance sheet.
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
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2018	2017	2016
Tower Hill Companies	$9,605	$(1,647)	$10,379
Top Layer Re	8,852	9,851	(8,576)
Other	17	(174)	(840)
Total equity in earnings of other ventures	$18,474	$8,030	$963

During 2018, the Company received $26.1 million of distributions from its investments in other ventures, under equity method (2017 – $29.7 million, 2016 – $9.4 million). Earnings from the Company’s investments in other ventures, under equity method, net of distributions received, were $3.8 million at December 31, 2018 (2017 - losses of $6.3 million). Except for Top Layer Re, the equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,331,411	$3,331,411	$—	$—
Agencies	174,883	—	174,883	—
Municipal	6,854	—	6,854	—
Non-U.S. government	279,818	—	279,818	—
Non-U.S. government-backed corporate	160,063	—	160,063	—
Corporate	2,450,244	—	2,450,244	—
Agency mortgage-backed	817,880	—	817,880	—
Non-agency mortgage-backed	278,680	—	278,680	—
Commercial mortgage-backed	282,294	—	282,294	—
Asset-backed	306,743	—	306,743	—
Total fixed maturity investments	8,088,870	3,331,411	4,757,459	—
Short term investments	2,586,520	—	2,586,520	—
Equity investments trading	310,252	310,252	—	—
Other investments
Catastrophe bonds	516,571	—	516,571	—
Private equity investments (1)	242,647	—	—	54,545
Senior secured bank loan funds (1)	14,482	—	—	—
Hedge funds (1)	11,233	—	—	—
Total other investments	784,933	—	516,571	54,545
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(8,359)	—	—	(8,359)
Derivatives (3)	12,399	484	11,915	—
Total other assets and (liabilities)	4,040	484	11,915	(8,359)
	$11,774,615	$3,642,147	$7,872,465	$46,186

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2018 was $5.0 million and $13.3 million of other assets and other liabilities, respectively.

(3)	See “Note 18. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,168,763	$3,168,763	$—	$—
Agencies	47,646	—	47,646	—
Municipal	509,802	—	509,802	—
Non-U.S. government	287,660	—	287,660	—
Non-U.S. government-backed corporate	163,651	—	163,651	—
Corporate	2,063,459	—	2,063,459	—
Agency mortgage-backed	500,456	—	500,456	—
Non-agency mortgage-backed	300,331	—	300,331	—
Commercial mortgage-backed	202,062	—	202,062	—
Asset-backed	182,725	—	182,725	—
Total fixed maturity investments	7,426,555	3,168,763	4,257,792	—
Short term investments	991,863	—	991,863	—
Equity investments trading	388,254	388,254	—	—
Other investments
Catastrophe bonds	380,475	—	380,475	—
Private equity investments (1)	196,220	—	—	—
Senior secured bank loan fund (1)	17,574	—	—	—
Hedge funds (1)	524	—	—	—
Total other investments	594,793	—	380,475	—
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(2,952)	—	—	(2,952)
Derivatives (3)	4,636	(45)	4,681	—
Total other assets and (liabilities)	1,684	(45)	4,681	(2,952)
	$9,403,149	$3,556,972	$5,634,811	$(2,952)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at December 31, 2017 was $2.5 million and $5.5 million of other assets and other liabilities, respectively.

(2)	See “Note 18. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.
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
U.S. treasuries
Level 1 - At December 31, 2018, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 2.5% and a weighted average credit quality of AA (2017 - 1.9% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2018, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 3.0% and a weighted average credit quality of AA (2017 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At December 31, 2018, the Company’s municipal fixed maturity investments had a weighted average yield to maturity of 4.8% and a weighted average credit quality of A (2017 - 2.2% and AA, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third party sources such as trustees, paying agents or issuers.  Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available.  The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk.  In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government
Level 2 - At December 31, 2018, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 2.7% and a weighted average credit quality of AAA (2017 - 2.0% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At December 31, 2018, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 2.8% and a weighted average credit quality of AA (2017 - 2.3% and AA, respectively). Non-U.S. government-backed fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2018, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 4.9% and a weighted average credit quality of BBB (2017 - 3.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At December 31, 2018, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.5%, a weighted average credit quality of AA and a weighted average life of 7.1 years (2017 - 3.0%, AA and 6.4 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At December 31, 2018, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 4.4%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.7 years (2017 - 3.7%, BBB and 5.1 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at December 31, 2018 had a weighted average yield to maturity of 4.7%, a weighted average credit quality of non-investment grade and a weighted average life of 6.3 years (2017 - 3.7%, non-investment grade and 6.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At December 31, 2018, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.6%, a weighted average credit quality of AAA, and a weighted average life of 5.0 years (2017 - 2.9%, AAA and 4.5 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2018, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 4.3%, a weighted average credit quality of AAA and a weighted average life of 3.2 years (2017 - 2.8%, AAA and 3.0 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At December 31, 2018, the Company’s short term investments had a weighted average yield to maturity of 2.1% and a weighted average credit quality of AAA (2017 - 1.4% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

December 31, 2018	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Other investments
Private equity investments	$54,545	Internal valuation model	Discount rate	16.8%	29.6%	23.2%
Total other investments	54,545
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	550	Internal valuation model	Bond price	$100.74	$107.82	$104.66
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(8,909)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$(10,528)
			Expected loss ratio	n/a	n/a	36.1%
			Discount rate	n/a	n/a	2.5%
Total other assets and (liabilities)	$(8,359)
	$46,186

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2018	$—	$(2,952)	$(2,952)
Total realized and unrealized gains
Included in other income	—	2,901	2,901
Purchases	54,545	(9,291)	45,254
Settlements	—	983	983
Balance - December 31, 2018	$54,545	$(8,359)	$46,186

Other assets and (liabilities)
Balance - January 1, 2017	$(13,004)
Total realized and unrealized gains
Included in other income	3,761
Purchases	354
Settlements	5,937
Balance - December 31, 2017	$(2,952)

Other investments
Private equity investment
Level 3 - At December 31, 2018, the Company’s other investments included a $54.5 million private equity investment which is recorded at fair value, with the fair value obtained through the use of an internal valuation model. The Company measured the fair value of this investment using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of this investment are discount rates applied to each of the net tangible book value multiples used in the internal valuation model. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rates are applied to each of the comparable net tangible book value multiples which are used to determine fair value. The comparable net tangible book value multiples are observable and based on the trading multiples of public industry peers of the underlying entity as well as multiples observed in precedent merger and acquisition transactions in the underlying entity’s sector. Generally, an increase in the discount rate would result in a decrease in the fair value of this private equity investment.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At December 31, 2018, the Company had a $0.6 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At December 31, 2018, the Company had a $8.9 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2018 were debt obligations of $991.1 million (2017 - $989.6 million). At December 31, 2018, the fair value of the Company’s debt obligations was $974.7 million (2017 – $1,018.2 million).
The fair value of the Company’s debt obligations is determined using indicative market pricing obtained from third-party service providers, which the Company considers Level 2 in the fair value hierarchy. There have been no changes during the period in the Company’s valuation technique used to determine the fair value of the Company’s debt obligations. Refer to “Note 8. Debt and Credit Facilities” for additional information related to the Company’s debt obligations.

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

	2018	2017
Other investments	$784,933	$594,793
Other assets	$4,968	$2,542
Other liabilities	$13,327	$5,494

Included in net investment income for 2018 was net unrealized losses of $8.3 million related to the changes in fair value of other investments (2017 – gains of $24.7 million, 2016 – gains of $11.5 million). Included in other income for 2018 were net unrealized gains of $Nil related to the changes in the fair value of other assets and liabilities (2017 – $Nil, 2016 – $Nil).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2018	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity investments	$188,102	$393,700	See below	See below	See below
Senior secured bank loan funds	14,482	20,121	See below	See below	See below
Hedge funds	11,233	—	See below	See below	See below
Total other investments measured using net asset valuations	$213,817	$413,821

Private equity investments – A significant portion of the Company’s investments in private equity investments include alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity asset classes including U.S. and global leveraged buyouts, mezzanine investments, distressed securities, real estate, and oil, gas and power. The Company generally has no right to redeem its interest in any of these private equity investments in advance of dissolution of the applicable private equity investment. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective private equity investment. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior secured bank loan funds – At December 31, 2018 the Company had $14.5 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – At December 31, 2018, the Company had $11.2 million of investments in hedge funds that pursue multiple strategies. This included an investment of $11.0 million in a fund primarily focused on global credit opportunities which is redeemable at the option of the shareholder. The remainder of the Company’s hedge fund investments consisted of so called “side pocket” investments which are not redeemable at the option of the shareholder.

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2018	2017	2016
Premiums written
Direct	$337,587	$290,730	$208,282
Assumed	2,972,840	2,506,810	2,166,294
Ceded	(1,178,525)	(926,215)	(839,264)
Net premiums written	$2,131,902	$1,871,325	$1,535,312
Premiums earned
Direct	$292,219	$244,285	$157,112
Assumed	2,779,796	2,307,219	1,874,993
Ceded	(1,095,886)	(833,929)	(628,675)
Net premiums earned	$1,976,129	$1,717,575	$1,403,430
Claims and claim expenses
Gross claims and claim expenses incurred	$2,578,536	$3,420,388	$710,651
Claims and claim expenses recovered	(1,458,518)	(1,558,960)	(179,820)
Net claims and claim expenses incurred	$1,120,018	$1,861,428	$530,831

At December 31, 2018, the Company’s reinsurance recoverable balance was $2.4 billion (2017 - $1.6 billion). Of this amount, 60.8% is fully collateralized by our reinsurers, 38.0% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (2017 - 54.5%, 44.5% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 15.5%, 6.7% and 6.5%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2018 (2017 - 10.4%, 7.5% and 7.3%, respectively). The valuation allowance recorded against reinsurance recoverable was $9.0 million at December 31, 2018 (2017 - $7.0 million). The three largest company-specific components of the valuation allowance represented 16.2%, 14.8% and 12.3%, respectively, of the Company’s total valuation allowance at December 31, 2018 (2017 - 11.1%, 9.2% and 8.4%, respectively).

NOTE 7. RESERVE FOR CLAIMS AND CLAIM EXPENSES
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2018	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$690,718	$1,308,307	$1,087,229	$3,086,254
Casualty and Specialty	771,537	116,877	2,096,979	2,985,393
Other	1,458	—	3,166	4,624
Total	$1,463,713	$1,425,184	$3,187,374	$6,076,271

At December 31, 2017
Property	$696,285	$896,522	$893,583	$2,486,390
Casualty and Specialty	689,962	124,923	1,760,607	2,575,492
Other	6,605	—	11,921	18,526
Total	$1,392,852	$1,021,445	$2,666,111	$5,080,408

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2018	2017	2016
Net reserves as of January 1	$3,493,778	$2,568,730	$2,632,519
Net incurred related to:
Current year	1,390,767	1,902,424	694,957
Prior years	(270,749)	(40,996)	(164,126)
Total net incurred	1,120,018	1,861,428	530,831
Net paid related to:
Current year	391,061	450,527	83,015
Prior years	503,708	524,298	506,279
Total net paid	894,769	974,825	589,294
Foreign exchange	(14,977)	38,445	(5,326)
Net reserves as of December 31	3,704,050	3,493,778	2,568,730
Reinsurance recoverable as of December 31	2,372,221	1,586,630	279,564
Gross reserves as of December 31	$6,076,271	$5,080,408	$2,848,294

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
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2018 on a consolidated basis and by segment is presented as supplementary information. The Company applied a retrospective approach with respect to its acquisition of Platinum, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below is a reconciling item that represents the unamortized balance of fair value adjustments recorded in connection with the acquisition of Platinum to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum.
For incurred and paid accident year claims denominated in foreign currency, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2018, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$699,400	$634,400	$617,015	$577,285	$552,059	$530,876	$521,723	$516,888	$519,585	$521,739	$17,510
2010	—	992,376	950,984	902,908	871,664	869,959	860,517	868,441	866,529	855,132	52,575
2011	—	—	1,646,568	1,573,930	1,493,095	1,412,886	1,384,912	1,348,620	1,334,068	1,337,445	76,002
2012	—	—	—	865,281	770,104	707,471	681,405	653,437	655,882	666,704	52,680
2013	—	—	—	—	619,414	558,746	512,389	472,270	446,311	433,363	46,050
2014	—	—	—	—	—	660,836	613,786	601,727	582,473	558,619	117,354
2015	—	—	—	—	—	—	639,151	627,702	629,211	590,591	136,328
2016	—	—	—	—	—	—	—	680,039	684,757	666,453	241,938
2017	—	—	—	—	—	—	—	—	1,895,376	1,731,295	828,815
2018	—	—	—	—	—	—	—	—	—	1,367,413	923,976
Total										$8,728,754	$2,493,228

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$96,462	$269,714	$321,506	$365,731	$398,452	$437,232	$458,920	$465,244	$472,679	$481,632
2010	—	128,276	315,357	431,562	500,974	555,252	626,094	715,191	741,629	758,762
2011	—	—	260,326	540,985	889,387	1,043,763	1,133,013	1,176,892	1,203,998	1,222,512
2012	—	—	—	166,564	266,980	357,821	417,628	461,035	525,736	551,846
2013	—	—	—	—	86,998	179,709	243,544	289,144	326,807	348,436
2014	—	—	—	—	—	111,067	200,830	268,871	317,901	357,894
2015	—	—	—	—	—	—	95,862	193,965	287,522	362,419
2016	—	—	—	—	—	—	—	79,577	217,746	324,224
2017	—	—	—	—	—	—	—	—	450,034	548,619
2018	—	—	—	—	—	—	—	—	—	389,492
Total										$5,345,836
Outstanding liabilities from accident year 2008 and prior, net of reinsurance										286,863
Claims and claim expenses, net of reinsurance, from the Company's former Bermuda-based insurance operations										368
Adjustment for unallocated claim expenses										28,956
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										4,945
Liability for claims and claim expenses, net of reinsurance										$3,704,050

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

The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2018, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$219,979	$164,369	$145,207	$138,747	$134,490	$135,245	$134,539	$134,811	$134,355	$134,876	$74
2010	—	609,380	561,524	526,928	531,199	550,980	554,733	564,345	566,475	555,642	33,429
2011	—	—	1,264,374	1,192,868	1,141,403	1,091,415	1,070,957	1,040,721	1,036,663	1,033,601	46,427
2012	—	—	—	437,940	344,487	311,648	293,873	275,910	264,532	257,246	16,299
2013	—	—	—	—	227,268	196,729	174,335	152,715	141,197	137,660	1,971
2014	—	—	—	—	—	183,249	154,469	147,138	142,864	142,457	4,689
2015	—	—	—	—	—	—	226,039	195,164	176,159	167,916	19,347
2016	—	—	—	—	—	—	—	252,556	254,151	241,296	64,136
2017	—	—	—	—	—	—	—	—	1,342,161	1,167,013	454,395
2018	—	—	—	—	—	—	—	—	—	718,266	336,082
Total										$4,555,973	$976,849

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$56,142	$101,124	$115,459	$123,281	$129,204	$133,750	$134,770	$135,721	$135,729	$136,329
2010	—	93,423	216,504	295,243	337,060	372,499	398,691	474,179	483,738	497,547
2011	—	—	212,259	427,501	743,745	868,489	926,747	952,780	966,304	971,324
2012	—	—	—	100,057	145,098	189,199	208,653	218,638	230,839	233,647
2013	—	—	—	—	49,032	93,041	117,642	128,631	132,822	134,044
2014	—	—	—	—	—	55,090	96,074	118,768	123,790	126,897
2015	—	—	—	—	—	—	62,169	108,679	127,509	138,283
2016	—	—	—	—	—	—	—	47,491	119,260	155,917
2017	—	—	—	—	—	—	—	—	411,961	443,130
2018	—	—	—	—	—	—	—	—	—	354,616
Total										$3,191,734
Outstanding liabilities from accident year 2008 and prior, net of reinsurance										4,222
Adjustment for unallocated claim expenses										4,028
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										636
Liability for claims and claim expenses, net of reinsurance										$1,373,125

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
More recently, the Company has accepted a wider range of proportional risks, facilitating the Company's efforts to expand its product offerings. While the Company remains focused on underwriting discipline, and seeks to remain focused on opportunities amenable to stochastic representation and supported by strong data and analytics, the Company's expanded casualty and specialty product suite, may pose new, unmodelled or unforeseen risks for which the Company may not be adequately compensated and may also result in a higher level of attritional claims and claim expenses and the potential for reserve development, either adverse or favorable.
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
The Bornhuetter-Ferguson method allows for greater weight to be applied to expected results in periods where little or no actual experience is available, and, hence, is less susceptible to the potential pitfall of being excessively swayed by one year or one quarter of actual paid and/or reported loss data, compared to the chain ladder actuarial method. The Bornhuetter-Ferguson method uses the initial expected loss ratio to estimate IBNR, and it assumes that past experience is not fully representative of the future. As the Company’s reserves for claims and claim expenses age, and actual claims experience becomes available, this method places less weight on expected experience and places more weight on actual experience. This experience, which represents the difference between expected reported claims and actual reported claims, is reflected in the respective reporting period as a change in estimate. The utilization of the Bornhuetter-Ferguson method requires the Company to estimate an expected ultimate claims and claim expense ratio and select an expected loss reporting pattern. The Company selects its estimates of the expected ultimate claims and claim expense ratios as described above and selects its expected loss reporting patterns by utilizing actuarial analysis, including management’s judgment, and historical patterns of paid losses and reporting of case reserves to the Company, as well as industry loss development patterns. The estimated expected claims and claim expense ratio may be modified to the extent that reported losses at a given point in time differ from what would be expected based on the selected loss reporting pattern.
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
In addition, certain specialty coverages may be impacted by natural and man-made catastrophes. The Company estimates reserves for claim and claim expenses for these losses after the event giving rise to these losses occurs, following a process that is similar to its Property segment described above.

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2018, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred claims and claim expenses, net of reinsurance
	For the year ended December 31,										At December 31, 2018
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$479,421	$470,031	$471,808	$438,538	$417,569	$395,631	$387,184	$382,077	$385,230	$386,863	$17,436
2010	—	382,996	389,460	375,980	340,465	318,979	305,784	304,096	300,054	299,490	19,146
2011	—	—	382,194	381,062	351,692	321,471	313,955	307,899	297,405	303,844	29,575
2012	—	—	—	427,341	425,617	395,823	387,532	377,527	391,350	409,458	36,381
2013	—	—	—	—	392,146	362,017	338,054	319,555	305,114	295,703	44,079
2014	—	—	—	—	—	477,587	459,317	454,589	439,609	416,162	112,665
2015	—	—	—	—	—	—	413,112	432,538	453,052	422,675	116,981
2016	—	—	—	—	—	—	—	427,483	430,606	425,157	177,802
2017	—	—	—	—	—	—	—	—	553,215	564,282	374,420
2018	—	—	—	—	—	—	—	—	—	649,147	587,894
Total										$4,172,781	$1,516,379

	Cumulative paid claims and claim expenses, net of reinsurance
	For the year ended December 31,
Accident Year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2009	$40,320	$168,590	$206,047	$242,450	$269,248	$303,482	$324,150	$329,523	$336,950	$345,303
2010	—	34,853	98,853	136,319	163,914	182,753	227,403	241,012	257,891	261,215
2011	—	—	48,067	113,484	145,642	175,274	206,266	224,112	237,694	251,188
2012	—	—	—	66,507	121,882	168,622	208,975	242,397	294,897	318,199
2013	—	—	—	—	37,966	86,668	125,902	160,513	193,985	214,392
2014	—	—	—	—	—	55,977	104,756	150,103	194,111	230,997
2015	—	—	—	—	—	—	33,693	85,286	160,013	224,136
2016	—	—	—	—	—	—	—	32,086	98,486	168,307
2017	—	—	—	—	—	—	—	—	38,073	105,489
2018	—	—	—	—	—	—	—	—	—	34,876
Total										$2,154,102
Outstanding liabilities from accident year 2008 and prior, net of reinsurance										282,641
Adjustment for unallocated claim expenses										24,928
Unamortized fair value adjustments recorded in connection with the acquisition of Platinum										4,309
Liability for claims and claim expenses, net of reinsurance										$2,330,557

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2018	2017	2016
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(221,290)	$(45,596)	$(104,876)
Casualty and Specialty	(49,262)	6,183	(58,140)
Other	(197)	(1,583)	(1,110)
Total favorable development of prior accident years net claims and claim expenses	$(270,749)	$(40,996)	$(164,126)

Changes to prior year estimated claims reserves increased the Company’s net income by $270.7 million during 2018 (2017 - decreased the Company’s net loss by $41.0 million, 2016 - increased the Company’s net income by $164.1 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following tables and discussion detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Year ended December 31,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(172,512)
Other	(9,517)
Total large catastrophe events	(182,029)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(33,579)
Total small catastrophe events and attritional loss movements	(33,579)
Total catastrophe and attritional net claims and claim expenses	(215,608)
Actuarial assumption changes	(5,682)
Total net favorable development of prior accident years net claims and claim expenses	$(221,290)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2018 of $221.3 million was comprised of net favorable development of $182.0 million related to large catastrophe events, net favorable development of $33.6 million related to small catastrophe events and attritional loss movements and $5.7 million of net favorable development associated with actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large events was $172.5 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”). The Company’s Property segment also experienced net favorable development of $33.6 million associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Year ended December 31,	2017
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Storm Sandy (2012)	$(4,395)
April and May U.S. Tornadoes (2011)	(4,177)
New Zealand Earthquake (2010)	4,061
New Zealand Earthquake (2011)	5,807
Other	(8,936)
Total large catastrophe events	(7,640)
Small catastrophe events and attritional loss movements
Tianjin Explosion (2015)	(8,002)
Fort McMurray Wildfire (2016)	(6,364)
Other small catastrophe events and attritional loss movements	(24,432)
Total small catastrophe events and attritional loss movements	(38,798)
Total catastrophe and attritional net claims and claim expenses	(46,438)
Actuarial assumption changes	842
Total net favorable development of prior accident years net claims and claim expenses	$(45,596)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2017 of $45.6 million was comprised of net favorable development of $7.6 million related to large catastrophe events, net favorable development of $38.8 million related to small catastrophe events and attritional loss movements and $0.8 million of adverse development associated with actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large events was a number of relatively small net decreases in the estimated ultimate losses associated with a number of events from prior accident years. Included in net favorable development of prior accident years net claims and claims expenses from small events and attritional loss movements was a reduction in the estimated ultimate losses associated with a number of small catastrophes and attritional loss movements of $24.4 million, the 2015 Tianjin Explosion of $8.0 million and the 2016 Fort McMurray Wildfire of $6.4 million.

Year ended December 31,	2016
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
Thailand Floods (2011)	$(15,131)
Storm Sandy (2012)	(10,849)
Tohoku Earthquake and Tsunami (2011)	(7,314)
New Zealand Earthquake (2011)	1,987
New Zealand Earthquake (2010)	6,904
Other	(9,523)
Total large catastrophe events	(33,926)
Small catastrophe events and attritional loss movements
Tianjin Explosion (2015)	(5,686)
Other small catastrophe events and attritional loss movements	(65,264)
Total small catastrophe events and attritional loss movements	(70,950)
Total catastrophe and attritional net claims and claim expenses	(104,876)
Total net favorable development of prior accident years net claims and claim expenses	$(104,876)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2016 of $104.9 million was principally driven by $33.9 million and $71.0 million related to large catastrophe events and small catastrophe events and attritional loss movements, respectively. Included in the net favorable development of prior accident years net claims and claim expenses associated with large catastrophes was favorable development of $15.1 million from the 2011 Thailand Floods, $10.8 million from Storm Sandy in 2012, $7.3 million from the 2011 Tohoku Earthquake and Tsunami, partially offset by adverse development of $6.9 million and $2.0 million related to the 2010 and 2011 New Zealand Earthquakes, respectively, each principally the result of changes in estimated ultimate losses for each respective event. Included in the favorable development of prior accident years net claims and claim expenses related to small catastrophe events and attritional loss movements were a number of wind and thunderstorm events, primarily from the 2013 and 2015 accident years, and $5.7 million associated with the 2015 Tianjin Explosion, each principally the result of changes in estimated ultimate losses for each respective event, with the remainder due to a number of other large and small catastrophe events related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2018	2017	2016
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(41,476)	$(24,836)	$(52,601)
Ogden Rate change	—	33,481	—
Actuarial assumption changes	(7,786)	(2,462)	(5,539)
Total (favorable) adverse development of prior accident years net claims and claim expenses	$(49,262)	$6,183	$(58,140)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2018 of $49.3 million was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business.
The net adverse development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2017 of $6.2 million was driven by $33.5 million of adverse development associated with the change in the discount rate used to calculate lump sum awards in U.K. bodily injury cases (the “Ogden Rate”), from 2.5%, to minus 0.75%. Notwithstanding the impact of the Ogden Rate change was $24.8 million of net favorable development in 2017 related to actual reported losses coming in lower than expected on attritional net claims and claim expenses across a number of lines of business and $2.5 million of net favorable development associated with actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2016 of $58.1 million was driven by $52.6 million related to the application of the Company’s formulaic actuarial reserving methodology with attritional net claims and claim expenses reported coming in lower than expected on prior accident years events and $5.5 million of net favorable development associated with actuarial assumption changes.
Other
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Other category:

Year ended December 31,	2018	2017	2016
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Other	$(197)	$(1,583)	$(1,110)

The Company’s Other category experienced net favorable development on prior accident years net claims and claim expenses of $0.2 million in 2018 (2017 - $1.6 million; 2016 - $1.1 million).

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2018
Net reserve for claims and claim expenses
Property	$1,373,125
Casualty and Specialty	2,330,557
Other	368
Total net reserve for claims and claim expenses	3,704,050

Reinsurance recoverable
Property	$1,713,129
Casualty and Specialty	654,836
Other	4,256
Total reinsurance recoverable	2,372,221
Total gross reserve for claims and claim expenses	$6,076,271

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average annual percentage payout of incurred claims by age, net of reinsurance (number of years)
At December 31, 2018	1	2	3	4	5	6	7	8	9	10
Property	31.7%	17.3%	20.8%	9.1%	5.2%	3.3%	4.7%	0.9%	2.0%	0.4%
Casualty and Specialty	10.1%	16.9%	12.9%	10.9%	8.5%	10.0%	5.1%	3.6%	1.6%	2.2%

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
Notwithstanding the factors noted above, the Company has developed claims frequency information associated with its excess of loss reinsurance contracts. As each accident year develops, the Company would expect the cumulative number of reported claims to increase in certain of its excess of loss reinsurance contracts, most notably in its Casualty and Specialty segment. In determining claims frequency for its excess of loss reinsurance contracts, the Company has made the following assumptions:

•	Claims below the insured layer of a contract are excluded;

•	If an insured loss event results in claims associated with a number of layers of a contract, the Company would consider this to be a single claim; and

•	If an insured loss event results in claims associated with a number of the Company's operating subsidiaries, the Company considers each operating subsidiary to have a reported claim.

The following table details the Company's cumulative number of reported claims for its excess of loss reinsurance contracts allocated by segment:

	At December 31, 2018
	Cumulative number of reported claims
Accident Year	Property	Casualty and Specialty
2009	743	1,132
2010	787	1,081
2011	1,186	1,411
2012	679	1,448
2013	629	1,557
2014	553	2,040
2015	606	1,992
2016	845	1,650
2017	1,812	1,028
2018	1,014	277

Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.2 million during 2018 (2017 – $0.2 million, 2016 – $0.2 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $11.2 million during 2018 (2017 – $3.7 million, 2016 – $6.2 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Aggregate deposit liabilities of $10.3 million are included in reinsurance balances payable at December 31, 2018 (2017 – $21.7 million) and aggregate deposit assets of $Nil are included in other assets at December 31, 2018 (2017 – $Nil) associated with these contracts.
NOTE 8. DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.450% Senior Notes due 2027	$283,680	$295,797	$294,654	$295,303
3.700% Senior Notes due 2025	292,557	297,688	302,781	297,318
5.750% Senior Notes due 2020	255,938	249,602	263,750	249,272
4.750% Senior Notes due 2025 (DaVinciRe) (1)	142,539	148,040	157,050	147,730
	$974,714	$991,127	$1,018,235	$989,623

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2018	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	86,861
Bilateral Letter of Credit Facility with Citibank Europe	243,696
Renaissance Reinsurance FAL Facility	180,000
Total credit facilities in U.S. dollars	$510,557

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At December 31, 2018, no amounts were issued or drawn under these facilities.
RenaissanceRe Revolving Credit Facility
On November 9, 2018, RenaissanceRe, Renaissance Reinsurance, RenaissanceRe Specialty U.S. and Renaissance Reinsurance U.S. (collectively with RenaissanceRe, the “Account Parties”) entered into a second amended and restated credit agreement (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated the credit agreement, dated as of May 15, 2015. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $500.0 million. RenaissanceRe has the right, subject to satisfying certain conditions, to increase the size of the facility to $750.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin, as more fully set forth in the Revolving Credit Agreement. In addition to revolving loans, the Revolving Credit Agreement provides that the entire facility will also be available for the issuance of standby letters of credit, subject to the terms and conditions set forth therein. Swingline Loans (as defined in the Credit Agreement) are capped at $50.0 million for each of the Swingline Lenders (as defined in the Credit Agreement). At December 31, 2018, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
If certain events of default occur, in some circumstances the lenders’ obligations to make loans may be terminated and the outstanding obligations of RenaissanceRe under the Revolving Credit Agreement may be accelerated. The scheduled commitment maturity date of the Revolving Credit Agreement is November 9, 2023.
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
At December 31, 2018, the Applicants had $86.9 million of letters of credit outstanding under the Standby Letter of Credit Agreement.
National Australia Bank Limited Standby Letter of Credit Agreement
Effective as of March 23, 2018, the Company terminated the Standby Letter of Credit Agreement, dated as of May 19, 2015, among National Australia Bank Limited (“NAB”) and Renaissance Reinsurance, RenaissanceRe Specialty Risks, DaVinci and Platinum Bermuda (collectively, the “NAB Facility Applicants”) (the “NAB Standby Letter of Credit Agreement”). The NAB Standby Letter of Credit Agreement provided for a secured, uncommitted facility under which letters of credit were issued from time to time for the respective accounts of the NAB Facility Applicants in multiple currencies. RenaissanceRe unconditionally guaranteed the payment obligations of the NAB Facility Applicants, other than DaVinci.
Bilateral Letter of Credit Facility with Citibank Europe
Pursuant to the facility letter, dated September 17, 2010, as amended, among Citibank Europe plc (“CEP”) and certain subsidiaries and affiliates of RenaissanceRe (the “Facility Letter”), CEP has established a letter of credit facility (the “Bilateral Facility”) under which CEP provides a commitment to issue letters of credit for the account of one or more of the Bilateral Facility Participants (as defined below) and their respective subsidiaries in multiple currencies. The “Bilateral Facility Participants” currently include Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. and Renaissance Reinsurance U.S. The aggregate commitment amount is $300.0 million, subject to a sublimit of $25.0 million for letters of credit issued for the account of Renaissance Reinsurance U.S.
The Bilateral Facility is scheduled to expire on December 31, 2020. At all times during which it is a party to the Bilateral Facility, each Bilateral Facility Participant is obligated to pledge to CEP securities with a value (determined as provided in such facility) that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the Bilateral Facility with respect to a Bilateral Facility Participant, CEP may exercise certain remedies, including terminating its commitment to such Bilateral Facility Participant and taking certain actions with respect to the collateral pledged by such Bilateral Facility Participant (including the sale thereof). In the Facility Letter, each Bilateral Facility Participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings, including those regarding the delivery of quarterly and annual financial statements.
Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks and Platinum Bermuda under the Bilateral Facility.
At December 31, 2018, $243.7 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $56.3 million remained unused and available to the Bilateral Facility Participants under the Bilateral Facility.

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
At all times during the term of the Renaissance Reinsurance FAL Facility, Renaissance Reinsurance is obligated to pledge to the lenders certain eligible securities with a collateral value (determined as provided in the Reimbursement Agreement) that, until a Full Collateralization Event (as defined in the Reimbursement Agreement) occurs, is at Renaissance Reinsurance’s election, either (i) greater than or equal to 100% of the aggregate amount of its then-outstanding letters of credit or (ii) greater than or equal to 60% but less than 100% of the aggregate amount of its then-outstanding letters of credit. Upon the occurrence of a Full Collateralization Event, Renaissance Reinsurance is obligated to collateralize the Renaissance Reinsurance FAL Facility at 100%. The latest date upon which Renaissance Reinsurance will become obligated to collateralize the Facility at 100% is December 31, 2019.
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
At December 31, 2018, the face amount of the outstanding letter of credit issued by CEP under the Renaissance Reinsurance FAL Facility was $180.0 million.
Effective November 24, 2014, RenaissanceRe Specialty Risks and CEP entered into a letter of credit facility (the “Specialty Risks FAL Facility”), evidenced by a Master Agreement (the “Specialty Risks Master Agreement”), and a related Pledge Agreement (the “Specialty Risks Pledge Agreement”), which provided for the issuance and renewal by CEP for the account of RenaissanceRe Specialty Risks of letters of credit that are used to support business written by RenaissanceRe Specialty Risks and Syndicate 1458. Effective October 1, 2016, in connection with the merger of RenaissanceRe Specialty Risks and Platinum Bermuda into Renaissance Reinsurance, Renaissance Reinsurance assumed all of the obligations of RenaissanceRe Specialty Risks under the Specialty Risks FAL Facility. At all times during the term of the Specialty Risks FAL Facility, RenaissanceRe Specialty Risks has agreed to pledge to CEP certain qualifying securities with a value (determined as provided in the Specialty Risks Pledge Agreement) equal to the aggregate face amount of the then-outstanding letters of credit. The Specialty Risks Master Agreement and the Specialty Risks Pledge Agreement contain representations, warranties and covenants that are customary for facilities of this type. At December 31, 2018, letters of credit issued by CEP under the Specialty Risks FAL Facility were outstanding in the face amount of £nil.
Top Layer Re
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2018:

2019	$—
2020	250,000
2021	—
2022	—
2023	—
After 2023	750,000
Unamortized discount and debt issuance expenses	(8,873)
$991,127

NOTE 9. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	December 31, 2018	December 31, 2017
Redeemable noncontrolling interest - DaVinciRe	$1,034,946	$1,011,659
Redeemable noncontrolling interest - Medici	416,765	284,847
Redeemable noncontrolling interest - Vermeer	599,989	—
Redeemable noncontrolling interests	$2,051,700	$1,296,506

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	2018	2017	2016
Redeemable noncontrolling interest - DaVinciRe	$27,638	$(134,860)	$118,748
Redeemable noncontrolling interest - Medici	13,926	2,578	8,338
Redeemable noncontrolling interest - Vermeer	(11)	—	—
Net income (loss) attributable to redeemable noncontrolling interests	$41,553	$(132,282)	$127,086

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 22.1% at December 31, 2018 (2017 - 22.1%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	2018	2017
Balance – January 1	$1,011,659	$994,458
Redemption of shares from redeemable noncontrolling interest	(4,351)	(80,058)
Sale of shares to redeemable noncontrolling interest	—	232,119
Net income (loss) attributable to redeemable noncontrolling interest	27,638	(134,860)
Balance – December 31	$1,034,946	$1,011,659

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
2017
During 2017, third-party investors subscribed for $149.2 million and redeemed $48.0 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 26.8%, effective December 31, 2017.
2018
During 2018, third-party investors subscribed for $208.5 million and redeemed $90.5 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 16.6% at December 31, 2018.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	2018	2017
Balance – January 1	$284,847	$181,136
Redemption of shares from redeemable noncontrolling interest	(90,490)	(48,049)
Sale of shares to redeemable noncontrolling interest	208,482	149,182
Net income attributable to redeemable noncontrolling interest	13,926	2,578
Balance – December 31	$416,765	$284,847

Redeemable Noncontrolling Interest – Vermeer
Vermeer is an exempted Bermuda reinsurer that provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. The Company maintains majority voting control of Vermeer, while PGGM retains economic benefits. The Company concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. The portion of Vermeer’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2018
During 2018, a third-party investor subscribed for $600.0 million of the participating, non-voting common shares of Vermeer and the Company subscribed $1 thousand for all of the voting, non-participating shares of Vermeer.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	2018	2017
Balance – January 1	$—	$—
Sale of shares to redeemable noncontrolling interest	600,000	—
Net loss attributable to redeemable noncontrolling interest	(11)	—
Balance – December 31	$599,989	$—

NOTE 10. VARIABLE INTEREST ENTITIES
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
2017
During 2017, Upsilon RFO returned $84.3 million of capital to its investors, including $33.0 million to the Company. In addition, during 2017, $180.6 million of Upsilon RFO non-voting preference shares were issued to existing investors therein, including $27.2 million to the Company, and an existing third-party investor purchased $7.5 million of Upsilon RFO non-voting preference shares from the Company. At December 31, 2016, the Company’s participation in the risks assumed by Upsilon RFO was 20.8%.
2018
During 2018, $856.7 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $109.8 million to the Company. At December 31, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.0%.
Payments for certain of the shares issued during 2018 were received by the Company prior to January 1, 2018 were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and in other operating cash flows on the Company’s consolidated statements of cash flows for 2017. During 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the year ended December 31, 2018.
At December 31, 2018, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $2.2 billion and $2.2 billion, respectively (December 31, 2017 - $1.2 billion and $1.2 billion, respectively).
See “Note 23. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to December 31, 2018.
Mona Lisa Re Ltd. (“Mona Lisa Re”)
Mona Lisa Re is licensed as a Bermuda domiciled SPI to provide reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which will be collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors.
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
On July 6, 2018, all remaining outstanding series of notes issued by Mona Lisa Re were redeemed and the proceeds were returned to the holders of such notes. At December 31, 2018, the total assets and total liabilities of Mona Lisa Re were $41 thousand and $41 thousand, respectively (2017 - $25.9 million and $25.9 million, respectively).
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance. Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with gross premiums ceded of $0.2 million and $0.2 million, respectively, during 2018 (2017 - $0.4 million and $0.4 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $0.2 million and $0.2 million, respectively, during 2018 (2017 - $4.1 million and $2.9 million, respectively).
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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $6.0 million at December 31, 2018 (2017 - $14.1 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums of $9.1 million and ceded premiums earned of $10.0 million during 2018 (2017 - $9.0 million and $8.2 million, respectively).
Langhorne
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of December 31, 2018 the Company has invested $1.3 million in Langhorne Holdings (2017 - $0.6 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of December 31, 2018 the Company had invested $0.1 million in Langhorne Partners (2017 - $Nil), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Vermeer
Vermeer is an exempted Bermuda reinsurer that provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is considered a VIE as it has voting rights that are not proportional to its participating rights. The Company is the primary beneficiary of Vermeer as it has the power over the activities that most significantly impact the economic performance of Vermeer and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Vermeer, in accordance with the accounting guidance. The portion of Vermeer’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. Refer to “Note 9. Noncontrolling Interests” for additional information regarding Vermeer. Other than the Company’s minimal equity investment, it has not provided any financial or other support to Vermeer that it was not contractually required to provide.
At December 31, 2018, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $600.4 million and $0.4 million, respectively. In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $600.0 million at December 31, 2018.
NOTE 11. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2018	2017	2016
(thousands of shares)
Issued and outstanding shares – January 1	40,024	41,187	43,701
Issuance of shares	1,947	—	—
Repurchase of shares	—	(1,322)	(2,741)
Exercise of options and issuance of restricted stock awards	236	159	227
Issued and outstanding shares – December 31	42,207	40,024	41,187

Dividends
The Board of Directors of RenaissanceRe declared dividends, payable to common shareholders of record on each of March 15, 2018, June 15, 2018, September 14, 2018 and December 14, 2018, of $0.33 per common share, and the Company paid the dividends on March 29, 2018, June 29, 2018, September 28, 2018 and December 31, 2018, respectively. The declaration and payment of dividends on the Company’s common shares are subject to the discretion of the Company’s Board of Directors and depend on the Company’s financial condition, general business conditions, legal, contractual and regulatory restrictions regarding the payment of dividends by the Company and its subsidiaries and other factors which the Board of Directors may consider to be relevant.
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
During 2018, the Company paid $30.1 million in preference share dividends (2017 - $22.4 million, 2016 - $22.4 million) and $52.8 million in common share dividends (2017 - $51.4 million, 2016 - $51.6 million).
Common Shares
On December 20, 2018, we issued 1,947,496 common shares of the Company to State Farm Mutual Automobile Insurance Company (“State Farm”) in exchange for $250.0 million in a private placement pursuant to an Investment Agreement between the Company and State Farm entered into on October 30, 2018.
Preference Shares
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share and in May 2013, RenaissanceRe raised $275.0 million through the issuance of 11 million Series E Preference Shares at $25 per share. On June 27, 2013, RenaissanceRe redeemed 5 million Series C Preference Shares for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, 5 million Series C Preference Shares remain outstanding. In June 2018, RenaissanceRe raised $250.0 million through the issuance of 10,000 Series F Preference Shares at $25,000 share (equivalent to 10,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a Series F Preference Share).
The Series E Preference Shares and the remaining Series C Preference Shares may be redeemed at $25 per share plus declared and unpaid dividends at RenaissanceRe’s option on or after June 1, 2018 and March 23, 2009, respectively. The Series F Preference Shares may be redeemed at $25,000 per share (equivalent to $25 per Depositary Share), plus declared and unpaid dividends, at RenaissanceRe’s option on or after June 30, 2023, provided that no redemption may occur prior to June 30, 2028 unless certain redemption requirements are met.
Dividends on the Series C Preference Shares are cumulative from the date of original issuance and are payable quarterly in arrears at 6.08% per annum, when, if, and as declared by the Board of Directors. Dividends on the Series E Preference Shares are payable from the date of original issuance on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.375% per annum. Dividends on the Series F Preference Shares are payable on a non-cumulative basis, only when, as and if declared by the Board of Directors, quarterly in arrears at 5.750% per annum. Unless certain dividend payments are made on the preference shares, RenaissanceRe will be restricted from paying any dividends on its common shares. As stated above, the Board of Directors approved the payment of quarterly dividends on the Series C Preference Shares, Series E Preference Shares and Series F Preference Shares in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors.
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

Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During 2018, the Company did not repurchase any of its common shares. At December 31, 2018, $500.0 million remained available for repurchase under the share repurchase program.
NOTE 12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2018	2017	2016
(common shares in thousands)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$197,276	$(244,770)	$480,581
Amount allocated to participating common shareholders (1)	(2,121)	(457)	(5,666)
Net income (loss) allocated to RenaissanceRe common shareholders	$195,155	$(245,227)	$474,915
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	39,732	39,854	41,314
Per common share equivalents of employee stock options and performance shares	23	—	245
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	39,755	39,854	41,559
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$4.91	$(6.15)	$11.50
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$4.91	$(6.15)	$11.43

(1)
Represents earnings attributable to holders of unvested restricted shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2010 Performance-Based Equity Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 13. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
The Company has equity interests in the Tower Hill Companies as described in “Note 4. Investments”. The Company has entered into reinsurance arrangements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance arrangements with respect to business produced by the Tower Hill Companies. For 2018, the Company recorded $45.5 million (2017 - $39.1 million, 2016 - $32.8 million) of gross premium written assumed from the Tower Hill Companies and its subsidiaries and affiliates. Gross premiums earned totaled $43.8 million (2017 - $35.7 million, 2016 - $32.3 million) and expenses incurred were $7.1 million (2017 - $5.1 million, 2016 - $3.8 million) for 2018. The Company had a net related outstanding receivable balance of $19.3 million as of December 31, 2018 (2017 - receivable of $14.1 million). During 2018, the Company assumed net claims and claim expenses of $111.2 million (2017 - assumed net claims and claim expenses of $94.4 million, 2016 - assumed net claims and claim expenses of $1.5 million) and, as of December 31, 2018, had a net reserve for claims and claim expenses of $98.8 million (2017 - $65.3 million). In addition, the Company received distributions of $12.1 million from the Tower Hill Companies during 2018 (2017 - $8.3 million, 2016 - $9.0 million).

During 2018, the Company received distributions from Top Layer Re of $4.0 million (2017 - $20.0 million, 2016 - $Nil), and recorded a management fee of $2.7 million (2017 - $2.7 million, 2016 - $2.6 million). The management fee reimburses the Company for services it provides to Top Layer Re.
During 2018, the Company received 75.2% of its gross premiums written (2017 - 76.4%, 2016 - 80.8%) from three brokers. Subsidiaries and affiliates of AON, Marsh, and Willis Towers Watson accounted for 40.7%, 24.6% and 9.9%, respectively, of gross premiums written in 2018 (2017 - 42.8%, 23.8% and 9.8%, respectively, 2016 - 46.4%, 23.6% and 10.8%, respectively).
NOTE 14. TAXATION
Under current Bermuda law, RenaissanceRe and its Bermuda subsidiaries are not subject to any income or capital gains taxes. In the event that such taxes are imposed, RenaissanceRe and its Bermuda subsidiaries would be exempted from any such tax until March 2035 pursuant to the Bermuda Exempted Undertakings Tax Protection Act 1966, and Amended Acts of 1987 and 2011, respectively.
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits at an expected tax rate of 5.0%. The Company also has operations in Ireland, the U.K., Singapore and Switzerland which are subject to income taxes imposed by the respective jurisdictions in which they operate. Withholding taxes would not be expected to apply to dividends paid to RenaissanceRe from its subsidiaries in Ireland, the U.K., Singapore and Switzerland.
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2018	2017	2016
Domestic
Bermuda	$349,959	$(262,827)	$652,758
Foreign
U.S.	(56,261)	(11,897)	(1,236)
U.K.	(28,574)	(41,656)	(24,278)
Singapore	(3,226)	(12,421)	2,180
Ireland	551	617	964
Switzerland	166	—	—
Income (loss) before taxes	$262,615	$(328,184)	$630,388

Income tax benefit (expense) is comprised as follows:

Year ended December 31, 2018	Current	Deferred	Total
Total income tax (expense) benefit	$(1,668)	$7,970	$6,302
Year ended December 31, 2017
Total income tax expense	$(844)	$(25,643)	$(26,487)
Year ended December 31, 2016
Total income tax (expense) benefit	$(2,090)	$1,750	$(340)

The Company’s expected income tax provision computed on pre-tax income at the weighted average tax rate has been calculated as the sum of the pre-tax income in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0%, 21.0%, 12.5%, 19.0%, 17.0% and 21.2% have been used for Bermuda, the U.S., Ireland, the U.K., Singapore and Switzerland, respectively.
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2018	2017	2016
Expected income tax benefit	$17,697	$14,216	$4,856
Tax exempt income	944	3,794	4,487
Non-taxable foreign exchange gains (losses)	586	2,574	(1,126)
Effect of change in tax rate	(708)	(38,083)	(1,421)
U.S. base erosion and anti-abuse tax	(1,271)	—	—
Withholding tax	(1,831)	(216)	(2,578)
Transfer pricing	(2,481)	(11)	27
Change in valuation allowance	(5,255)	(11,718)	(924)
Other	(1,379)	2,957	(3,661)
Income tax benefit (expense)	$6,302	$(26,487)	$(340)

As a result of the reduction in the U.S. corporate tax rate from 35% to 21% effective January 1, 2018 pursuant to the Tax Cuts and Jobs Act of 2017, the Company recorded a partial write-down of its U.S. deferred tax asset of $36.7 million in 2017. This adjustment is included in effect of change in tax rate in the table above.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2018	2017
Deferred tax assets
Tax loss and credit carryforwards	$60,395	$62,643
Reserve for claims and claim expenses	17,345	13,992
Deferred finance charges	14,646	11,320
Unearned premiums	10,108	9,436
Investments	4,427	—
Accrued expenses	4,292	2,641
Deferred underwriting results	3,514	3,407
	114,727	103,439
Deferred tax liabilities
Deferred acquisition expenses	(11,801)	(12,343)
Amortization and depreciation	(2,992)	(3,340)
Investments	—	(1,047)
	(14,793)	(16,730)
Net deferred tax asset before valuation allowance	99,934	86,709
Valuation allowance	(35,271)	(30,016)
Net deferred tax asset	$64,663	$56,693

The Company’s net deferred tax asset is included in other assets on its consolidated balance sheets.

During 2018, the Company recorded a net increase to the valuation allowance of $5.3 million (2017 – increase of $11.2 million, 2016 – increase of $0.9 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to reserves for claims and claim expenses, deferred finance charges, accrued expenses, unearned premiums, deferred underwriting results, deferred acquisition expenses, amortization and depreciation and investments. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.
A valuation allowance has been provided against deferred tax assets in Ireland, the U.K., and Singapore. These deferred tax assets relate primarily to net operating loss carryforwards. In 2018, the valuation allowance with respect to the Company’s U.K. operations increased by $4.0 million.
In the U.S., the Company has net operating loss carryforwards of $164.2 million. Under applicable law, the U.S. net operating loss carryforwards will begin to expire in 2031. The Company has net operating loss carryforwards of $114.4 million in the U.K., $21.7 million in Singapore and $4.8 million in Ireland. Under applicable law, the U.K., Singapore and Irish net operating losses can be carried forward for an indefinite period.
The Company had a net payment for U.S. federal, Irish, U.K., Singapore and Switzerland income taxes of $0.3 million for the year ended 2018 (2017 – net payment of $0.3 million, 2016 – net refund of $1.1 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2018 (2017 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2018, interest and penalties accrued on unrecognized tax benefits were $Nil (2017 – $Nil). Income tax returns filed for tax years 2015 through 2017, 2014 through 2017, 2017, 2014 through 2017, and 2017, are open for examination by the IRS, Irish tax authorities, U.K. tax authorities, Singapore and Switzerland tax authorities, respectively. The Company does not expect the resolution of these open years to have a significant impact on its results from operations and financial condition.
NOTE 15. SEGMENT REPORTING
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,760,926	$1,549,501	$—	$3,310,427
Net premiums written	$1,055,188	$1,076,714	$—	$2,131,902
Net premiums earned	$1,050,831	$925,298	$—	$1,976,129
Net claims and claim expenses incurred	497,895	622,320	(197)	1,120,018
Acquisition expenses	177,912	255,079	(2)	432,989
Operational expenses	112,954	64,883	430	178,267
Underwriting income (loss)	$262,070	$(16,984)	$(231)	244,855
Net investment income			261,866	261,866
Net foreign exchange losses			(12,428)	(12,428)
Equity in earnings of other ventures			18,474	18,474
Other income			5,969	5,969
Net realized and unrealized losses on investments			(175,069)	(175,069)
Corporate expenses			(33,983)	(33,983)
Interest expense			(47,069)	(47,069)
Income before taxes and redeemable noncontrolling interests				262,615
Income tax benefit			6,302	6,302
Net income attributable to redeemable noncontrolling interests			(41,553)	(41,553)
Dividends on preference shares			(30,088)	(30,088)
Net income available to RenaissanceRe common shareholders				$197,276

Net claims and claim expenses incurred – current accident year	$719,185	$671,582	$—	$1,390,767
Net claims and claim expenses incurred – prior accident years	(221,290)	(49,262)	(197)	(270,749)
Net claims and claim expenses incurred – total	$497,895	$622,320	$(197)	$1,120,018

Net claims and claim expense ratio – current accident year	68.4%	72.6%		70.4%
Net claims and claim expense ratio – prior accident years	(21.0)%	(5.3)%		(13.7)%
Net claims and claim expense ratio – calendar year	47.4%	67.3%		56.7%
Underwriting expense ratio	27.7%	34.5%		30.9%
Combined ratio	75.1%	101.8%		87.6%

Year ended December 31, 2017	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,440,437	$1,357,110	$(7)	$2,797,540
Net premiums written	$978,014	$893,307	$4	$1,871,325
Net premiums earned	$931,070	$786,501	$4	$1,717,575
Net claims and claim expenses incurred	1,297,985	565,026	(1,583)	1,861,428
Acquisition expenses	113,816	233,077	(1)	346,892
Operational expenses	94,194	66,548	36	160,778
Underwriting (loss) income	$(574,925)	$(78,150)	$1,552	(651,523)
Net investment income			222,209	222,209
Net foreign exchange gains			10,628	10,628
Equity in earnings of other ventures			8,030	8,030
Other income			9,415	9,415
Net realized and unrealized gains on investments			135,822	135,822
Corporate expenses			(18,572)	(18,572)
Interest expense			(44,193)	(44,193)
Loss before taxes and noncontrolling interests				(328,184)
Income tax expense			(26,487)	(26,487)
Net loss attributable to noncontrolling interests			132,282	132,282
Dividends on preference shares			(22,381)	(22,381)
Net loss attributable to RenaissanceRe common shareholders				$(244,770)

Net claims and claim expenses incurred – current accident year	$1,343,581	$558,843	$—	$1,902,424
Net claims and claim expenses incurred – prior accident years	(45,596)	6,183	(1,583)	(40,996)
Net claims and claim expenses incurred – total	$1,297,985	$565,026	$(1,583)	$1,861,428

Net claims and claim expense ratio – current accident year	144.3%	71.1%		110.8%
Net claims and claim expense ratio – prior accident years	(4.9)%	0.7%		(2.4)%
Net claims and claim expense ratio – calendar year	139.4%	71.8%		108.4%
Underwriting expense ratio	22.3%	38.1%		29.5%
Combined ratio	161.7%	109.9%		137.9%

Year ended December 31, 2016	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,111,263	$1,263,313	$—	$2,374,576
Net premiums written	$725,321	$809,848	$143	$1,535,312
Net premiums earned	$720,951	$682,337	$142	$1,403,430
Net claims and claim expenses incurred	151,545	380,396	(1,110)	530,831
Acquisition expenses	97,594	191,729	—	289,323
Operational expenses	108,642	88,984	123	197,749
Underwriting income	$363,170	$21,228	$1,129	385,527
Net investment income			181,726	181,726
Net foreign exchange losses			(13,788)	(13,788)
Equity in earnings of other ventures			963	963
Other income			14,178	14,178
Net realized and unrealized gains on investments			141,328	141,328
Corporate expenses			(37,402)	(37,402)
Interest expense			(42,144)	(42,144)
Income before taxes and noncontrolling interests				630,388
Income tax expense			(340)	(340)
Net income attributable to noncontrolling interests			(127,086)	(127,086)
Dividends on preference shares			(22,381)	(22,381)
Net income available to RenaissanceRe common shareholders				$480,581

Net claims and claim expenses incurred – current accident year	$256,421	$438,536	$—	$694,957
Net claims and claim expenses incurred – prior accident years	(104,876)	(58,140)	(1,110)	(164,126)
Net claims and claim expenses incurred – total	$151,545	$380,396	$(1,110)	$530,831

Net claims and claim expense ratio – current accident year	35.6%	64.3%		49.5%
Net claims and claim expense ratio – prior accident years	(14.6)%	(8.6)%		(11.7)%
Net claims and claim expense ratio – calendar year	21.0%	55.7%		37.8%
Underwriting expense ratio	28.6%	41.2%		34.7%
Combined ratio	49.6%	96.9%		72.5%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2018	2017	2016
Property
U.S. and Caribbean	$978,063	$954,269	$743,226
Worldwide	464,311	305,915	210,168
Europe	144,857	49,486	37,611
Japan	71,601	49,821	44,536
Worldwide (excluding U.S.) (1)	66,872	48,182	55,043
Australia and New Zealand	19,273	14,151	13,729
Other	15,949	18,613	6,950
Total Property	1,760,926	1,440,437	1,111,263
Casualty and Specialty
Worldwide	776,976	686,253	581,972
U.S. and Caribbean	667,125	622,757	646,381
Worldwide (excluding U.S.) (1)	31,734	10,104	13,840
Europe	15,296	9,752	5,541
Australia and New Zealand	3,667	4,141	5,073
Other	54,703	24,103	10,506
Total Casualty and Specialty	1,549,501	1,357,110	1,263,313
Other category	—	(7)	—
Total gross premiums written	$3,310,427	$2,797,540	$2,374,576

(1)	The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).
NOTE 16. STOCK INCENTIVE COMPENSATION AND EMPLOYEE BENEFIT PLANS
Stock Incentive Compensation Plans and Awards
The Company is authorized to issue restricted stock awards, restricted stock units, performance share awards, stock options and other share-based awards to its employees and directors pursuant to various stock incentive compensation plans.
On May 16, 2016, the Company’s shareholders approved the Company’s 2016 Long-Term Incentive Plan (the “2016 Long-Term Incentive Plan”). Pursuant to the 2016 Long-Term Incentive Plan, the Company is authorized to issue up to 1,625,000 common shares plus the number of shares that were subject to awards outstanding under the Company’s 2001 Stock Incentive Plan, as amended (the “2001 Stock Incentive Plan”) and the Company’s 2010 Performance-Based Equity Incentive Plan, as amended (the “2010 Performance Plan”) as of the effective date of the 2016 Long-Term Incentive Plan that are forfeited, canceled, settled in cash, or otherwise terminated without delivery after the effective date. The 2016 Long-Term Incentive Plan permits the grant of restricted stock awards, restricted stock units, performance share awards (including cash-based performance awards), stock options and other share-based awards to employees, officers, non-employee directors and consultants or advisors of the Company and its affiliates.
The 2001 Stock Incentive Plan, which permitted the grant of stock options, restricted stock awards and other share-based awards to employees of RenaissanceRe and its subsidiaries, expired in accordance with its terms on February 6, 2016 and no additional awards may be made under this plan. The 2010 Performance Plan, pursuant to which the Company granted performance share awards, was terminated on May 16, 2016 upon approval of the 2016 Long-Term Incentive Plan, and no additional awards will be made under this plan. The terms and conditions of outstanding awards granted under the 2001 Share Incentive Plan and the 2010 Performance Plan were not affected by the respective expiration and termination of these plans.

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
Stock Options
The Company has not granted stock options since 2008. Stock options were granted pursuant to the 2001 Stock Incentive Plan and allowed for the purchase of RenaissanceRe common shares at a price that was equal to, or not less than, the fair market value of RenaissanceRe common shares as of the effective grant date. Stock options generally vested over four years and expired 10 years from the grant date.
Restricted Stock Awards
Restricted stock awards granted periodically under the 2001 Stock Incentive Plan and the 2016 Long-Term Incentive Plan generally vest ratably over a four year period. The Company has also granted restricted stock awards to non-employee directors, which generally vest ratably over a three year period.
Performance Share Awards
Performance share awards have been granted periodically to certain of the Company’s executive officers pursuant to the 2010 Performance Plan, 2001 Share Incentive Plan and 2016 Long-Term Incentive Plan. Outstanding performance share awards are subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the performance share awards will vest up to a maximum of 250% of target. Performance share awards generally cliff vest at the end of a three year vesting period based on the attainment of annual performance goals over the vesting period. The performance share awards granted prior to May 2018 have a market condition, which is the Company’s total shareholder return relative to its peer group. The performance share awards granted in May 2018 have a performance condition, which is the percentage change in the Company’s tangible book value per common share plus accumulated dividends, or, in the event of a change in control, a market condition, which is the Company’s total shareholder return relative to its peer group. Total shareholder return is calculated in accordance with the terms of the applicable award agreement and is generally based on the average closing share price over the 20 trading days preceding and including the start and end of the annual performance period. The percentage change in tangible book value per share plus accumulated dividends is calculated in accordance with the terms of the applicable award agreement.
Cash Settled Restricted Stock Units
CSRSUs are liability awards with fair value measurement based on the fair market value of the Company’s common shares at the end of each reporting period. CSRSUs granted periodically pursuant to the 2010 Restricted Stock Unit Plan and 2016 Restricted Stock Unit Plan generally vest ratably over four years.

Valuation Assumptions
Performance Share Awards Granted Prior to May 2018
The fair value of performance share awards granted prior to May 2018 is measured on the grant date using a Monte Carlo simulation model which requires the following inputs: share price; expected volatility; expected term; expected dividend yield; and risk-free interest rates. The following are the weighted average-assumptions used to estimate the fair value for all performance share awards issued in each respective year.

	Performance Share Awards
Year ended December 31,	2018	2017
Expected volatility (1)	15.8%	14.3%
Expected term (in years)	n/a	n/a
Expected dividend yield	n/a	n/a
Risk-free interest rate (1)	1.85% - 2.36%	0.93% - 1.69%

(1)	The expected volatility and risk-free interest rate applied are specific to each tranche of performance share awards.
Expected volatility:  The expected volatility is estimated by the Company based on RenaissanceRe’s historical stock volatility.
Expected term: The expected term is not applicable as the length of the performance periods are fixed and not subject to future employee behavior. Each tranche of the performance share awards has a one year period during which performance is measured.
Expected dividend yield:  The expected dividend yield is not applicable to performance share awards as dividends are paid at the end of the vesting period and do not affect the value of the performance shares.
Risk-free interest rate:  The risk free rate is estimated based on the yield on a U.S. treasury zero-coupon issued with a remaining term equal to the vesting period of the performance share awards.
For performance share awards granted before May 2018, the total cost of the performance share awards is determined on the grant date based on the fair value calculated by the Monte Carlo simulation model. The Company recognizes cost equal to fair value per performance share award multiplied by the target number of performance share awards on the grant date. The cost is then amortized as an expense over the requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.
Performance Share Awards Granted as of May 2018
For performance share awards granted as of May 2018, the performance metric relates to the percentage change in tangible book value per share plus accumulated dividends which is classified as a performance condition under ASC 718. As a result, the fair value of the performance share awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards is amortized as an expense over the requisite service period.
Restricted Stock Awards
The fair value of restricted stock awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of restricted stock awards is amortized as an expense over the requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.
Cash Settled Restricted Stock Units
CSRSUs are revalued at the end of each quarterly reporting period based on the then fair market value of RenaissanceRe’s common shares. The total cost is adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost is amortized as an expense over the requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.

Summary of Stock Compensation Activity
The following is a summary of activity under the Company’s stock compensation plans.
Stock Options

	Weighted options outstanding	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value	Range of exercise prices
Balance, December 31, 2015	408,212	$51.90	1.6	$25,020	$42.66 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(201,417)	50.59		$14,806	—
Balance, December 31, 2016	206,795	$53.17	0.9	$17,174	$50.71 - $59.66
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(174,794)	53.04		$15,945	—
Balance, December 31, 2017	32,001	$53.86	0.2	$2,295	53.86
Options granted	—	—			—
Options forfeited	—	—
Options expired	—	—
Options exercised	(32,001)	$53.86		$2,320	$—
Balance, December 31, 2018	—	$—	0.0	$—	$—
Total options exercisable at December 31, 2018	—	$—	0.0	$—	$—

Cash Settled Restricted Stock Units

Number of shares
Nonvested at December 31, 2015	326,078
Awards granted	135,119
Awards vested	(133,278)
Awards forfeited	(19,575)
Nonvested at December 31, 2016	308,344
Awards granted	98,067
Awards vested	(122,088)
Awards forfeited	(21,993)
Nonvested at December 31, 2017	262,330
Awards granted	—
Awards vested	(108,344)
Awards forfeited	(7,069)
Nonvested at December 31, 2018	146,917

Performance Share Awards

	Number of shares (1)	Weighted average grant-date fair value
Nonvested at December 31, 2015	230,271	$41.40
Awards granted	77,045	$48.31
Awards vested	(58,032)	$38.30
Awards forfeited	(37,903)
Nonvested at December 31, 2016	211,381	$44.63
Awards granted	64,947	$65.27
Awards vested	(62,499)	$43.51
Awards forfeited	(46,156)
Nonvested at December 31, 2017	167,673	$53.11
Awards granted	83,475	$60.69
Awards vested	(16,456)	$53.79
Awards forfeited	(82,241)
Nonvested at December 31, 2018	152,451	$57.21

(1)
For performance share awards, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

Restricted Stock Awards

	Employee restricted stock awards		Non-employee director restricted stock awards		Total restricted stock awards
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at December 31, 2015	479,040	$94.95	26,886	$97.61	505,926	$95.09
Awards granted	179,003	112.41	14,727	114.71	193,730	112.59
Awards vested	(255,873)	93.98	(16,068)	96.83	(271,941)	94.15
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2016	402,170	$103.34	25,545	$107.95	427,715	$103.61
Awards granted	116,345	148.66	12,193	150.05	128,538	148.79
Awards vested	(185,478)	100.17	(17,612)	110.66	(203,090)	101.08
Awards forfeited	—	—	—	—	—	—
Nonvested at December 31, 2017	333,037	$120.93	20,126	$131.09	353,163	$121.51
Awards granted	255,799	132.70	12,169	127.29	267,968	132.79
Awards vested	(139,454)	112.70	(9,761)	123.59	(149,215)	113.41
Awards forfeited	(1,642)	134.38	—	—	(1,642)	134.38
Nonvested at December 31, 2018	447,740	$130.37	22,534	$132.29	470,274	$130.46

There were 1.6 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2018 and no shares available for issuance under the 2001 Stock Incentive Plan or 2010 Performance Share Plan at December 31, 2018.
The aggregate fair value of restricted stock awards, performance share awards and CSRSUs vested during 2018 was $37.2 million (2017 – $56.9 million, 2016 – $54.5 million). Cash in the amount of $Nil was received from employees as a result of employee stock option exercises during 2018 (2017 – $Nil, 2016 – $Nil). In connection with share vestings and option exercises, there was no excess windfall tax benefit realized by the Company due to its net operating loss position in the taxable jurisdictions in which it operates. RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2018 was $35.7 million (2017 – $37.2 million, 2016 – $47.4 million). As of December 31, 2018, there was $43.2 million of total unrecognized compensation cost related to restricted stock awards, $11.2 million related to CSRSUs and $4.8 million related to performance share awards, which will be recognized, on a weighted average basis, during the next 1.8, 1.3 and 1.7 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $4.1 million to its defined contribution pension plans in 2018 (2017 – $4.4 million, 2016 – $4.0 million).
NOTE 17. STATUTORY REQUIREMENTS
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is the group supervisor of the Company. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), the Company shall ensure that it can meet its minimum solvency margin (“MSM”), defined as the prescribed minimum amount by which the value of the assets of the Company must exceed the value of its liabilities, the breach of which represents an unacceptable level of risk and triggers the strongest supervisory actions.
In addition, the Company is required to maintain statutory economic capital and surplus at a level equal to or in excess of its enhanced capital requirement (“ECR”) which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. The ECR is equal to the greater of the MSM or required capital calculated by reference to the BSCR. Effective January 1, 2016, the BMA embedded the Economic Balance Sheet (“EBS”) framework in the Bermuda legislative and regulatory regime. The EBS is an input to the BSCR which determines the Company’s ECR. The EBS regime prescribes the use of financial statements prepared in accordance with GAAP as the basis on which statutory financial statements are prepared, and those statutory financial statements form the starting basis for the EBS.
The BMA has established a target capital level (“TCL”) which is set at 120% of the ECR. While the Company is not required to maintain statutory economic capital and surplus at this level, it serves as an early warning tool for the BMA, and failure to meet the TCL may result in additional reporting requirements or increased regulatory oversight. The Company is currently completing its 2018 group BSCR, which must be filed with the BMA on or before May 31, 2019, and at this time, the Company believes it will exceed the target level of required statutory economic capital and surplus.
The statutory economic capital and surplus, required minimum statutory capital and surplus and unrestricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda (1)		U.S.		U.K. (2) (3)
At December 31,	2018	2017	2018	2017	2018	2017
Statutory economic capital and surplus	$4,256,830	$4,155,368	$502,803	$523,384	$519,689	$527,325
Required statutory capital and surplus	950,915	836,181	306,628	306,375	519,689	527,325
Unrestricted net assets	931,387	790,177	31,228	24,109	—	—

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

Statutory net income (loss) of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income (Loss)
	Bermuda	U.S.	U.K.
Year ended December 31, 2018	$326,386	$25,851	$(6,692)
Year ended December 31, 2017	(334,142)	(3,627)	(57,050)
Year ended December 31, 2016	625,371	43,292	28,007

The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements generally do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and the U.K., deferred acquisition costs are generally not reflected in the statutory financial statements. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2018, 2017 and 2016.
Dividend Restrictions of RenaissanceRe
As a Bermuda-domiciled holding company, RenaissanceRe has limited operations of its own and its assets consist primarily of investments in subsidiaries, and to a degree, cash and securities. Accordingly, RenaissanceRe’s future cash flows largely depend on the availability of dividends or other statutorily permissible payments from subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries and states in which these subsidiaries operate, including, among others, Bermuda, the U.S., the U.K. and Ireland. RenaissanceRe’s ability to pay dividends and distribute capital to shareholders is limited by the Bermuda Companies Act 1981, insofar as both before and after the payment, RenaissanceRe must still be able to pay its liabilities as they come due and the realizable value of its assets must be greater than its liabilities.
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
Class 3B and Class 4 Insurers
Under the Insurance Act, RenaissanceRe Specialty U.S. and Vermeer are defined as Class 3B insurers, and Renaissance Reinsurance and DaVinci are classified as Class 4 insurers, and therefore must maintain statutory economic capital and surplus at a level at least equal to its ECR which is the greater of its MSM and the required capital calculated by reference to the BSCR.
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
The Company is currently completing its 2018 Bermuda-domiciled statutory filings for Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S., which must be filed with the BMA on or before April 30, 2019, and at this time, the Company believes each of Renaissance Reinsurance, DaVinci and RenaissanceRe Specialty U.S. will exceed the target level of required statutory economic capital. Vermeer applied for and received an exemption from the BMA with respect to filing its 2018 Bermuda-domiciled statutory filings.
SPIs
Under the Insurance Act, Upsilon RFO is considered an SPI. See “Note 10. Variable Interest Entities” for additional information related to Upsilon RFO. Unlike other (re)insurers, such as the Class 3B and Class 4 insurers discussed above, SPIs are fully funded to meet their (re)insurance obligations and are not exposed to insolvency, therefore the application and supervision processes are streamlined to facilitate the transparent structure. Further, the BMA has the discretion to modify such insurer’s reporting requirements under the Insurance Act. Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable. Upsilon RFO applied for and received a direction from the BMA, which, subject to specified conditions, modified its filing requirements in respect of statutory financial statements for the year ended December 31, 2018 and 2017.
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
Laws and regulations in the U.S. establish minimum capital adequacy levels and grant regulators the authority to take specific actions based on the level of impairment. Based on Maryland’s adoption of the RBC model of the NAIC, the first level at which action is required is Company Action Level (“CAL”) RBC. If Renaissance Reinsurance U.S.’s total adjusted capital is less than CAL RBC (but greater than Regulatory Action Level (“RAL”) RBC), then Renaissance Reinsurance U.S. must file an RBC plan with the Maryland Insurance Commissioner (the "Commissioner"). If Renaissance Reinsurance U.S.’s total adjusted capital is less than RAL RBC, then the Commissioner must take certain regulatory actions.
Under Maryland insurance law, Renaissance Reinsurance U.S. must notify the Commissioner within five business days after the declaration of any dividend or distribution, other than an extraordinary dividend or extraordinary distribution, and notify the Commissioner at least ten days prior to the payment or distribution thereof. The Commissioner has the right to prevent payment of such a dividend or such a distribution if the Commissioner determines, in the Commissioner's discretion, that after the payment thereof, the policyholders' surplus of Renaissance Reinsurance U.S. would be inadequate or could cause Renaissance Reinsurance U.S. to be in a hazardous financial condition. Renaissance Reinsurance U.S. must give at least 30 days prior notice to the Commissioner before paying an extraordinary dividend or making an extraordinary distribution. Extraordinary dividends and extraordinary distributions are dividends or distributions which, together with any other dividends and distributions paid during the immediately preceding twelve-month period, would exceed the lesser of:

•	10% of the insurer's statutory policyholders' surplus (as determined under statutory accounting principles) as of December 31 of the prior year; or

•
the insurer's net investment income excluding realized capital gains (as determined under statutory accounting principles) for the twelve-month period ending on December 31 of the prior year and pro rata distributions of any class of the insurer's securities, plus any amounts of net investment income (subject to the foregoing exclusions) in the three calendar years prior to the preceding year which have not been paid out as dividends.

At December 31, 2018, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $31.2 million which can be paid in 2019.
Renaissance Reinsurance U.S. is required to file statutory basis financial statements with the Maryland Insurance Administration, as its domestic regulator, with the NAIC and with insurance regulators in certain other states where it is licensed, authorized or accredited to do business. The operations of Renaissance Reinsurance U.S. are subject to examination by those state insurance regulators at any time. The Company is currently completing the 2018 statutory basis financial statements for Renaissance Reinsurance U.S., which must be filed with the NAIC, on or before March 1, 2019. At this time, the Company believes Renaissance Reinsurance U.S. will exceed the CAL.
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
Multi-Beneficiary Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2018 with respect to the MBRTs totaled $1.2 billion and $385.8 million for Renaissance Reinsurance and DaVinci, respectively (2017 – $1.2 billion and $377.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $1.1 billion and $356.9 million, respectively (2017 – $1.1 billion and $326.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci has been approved as a “certified reinsurer” eligible for collateral reduction in Connecticut, Delaware, Florida, Indiana, Maryland and New York, and are authorized to provide reduced collateral equal to 20% and 50%, respectively, of their net outstanding insurance liabilities to insurers domiciled in each of those states. Each of Renaissance Reinsurance and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust (“RCT”) to collateralize its (re)insurance liabilities associated with cedants domiciled in those states. Because the RCTs were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2018 with respect to the RCTs totaled $50.3 million and $63.2 million for Renaissance Reinsurance and DaVinci, respectively (2017 - $49.4 million and $62.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $36.8 million and $26.9 million, respectively (2017 - $39.7 million and $46.0 million, respectively).
NOTE 18. DERIVATIVE INSTRUMENTS
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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$2,361	1,660	$701	Other assets	$—	$701
Interest rate swaps	860	—	860	Other assets	—	860
Foreign currency forward contracts (1)	16,459	2,260	14,199	Other assets	—	14,199
Foreign currency forward contracts (2)	3,194	71	3,123	Other assets	—	3,123
Total	$22,874	$3,991	$18,883		$—	$18,883

	Derivative Liabilities
At December 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$1,887	1,670	$217	Other liabilities	$217	$—
Interest rate swaps	506	—	506	Other liabilities	254	252
Foreign currency forward contracts (1)	4,154	—	4,154	Other liabilities	—	4,154
Foreign currency forward contracts (2)	72	71	1	Other liabilities	—	1
Credit default swaps	1,606	—	1,606	Other liabilities	1,605	1
Total	$8,225	$1,741	$6,484		$2,076	$4,408

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

	Derivative Assets
At December 31, 2017	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Interest rate futures	$684	524	$160	Other assets	$—	$160
Interest rate swaps	424	—	424	Other assets	—	424
Foreign currency forward contracts (1)	3,865	358	3,507	Other assets	—	3,507
Foreign currency forward contracts (2)	39	11	28	Other assets	—	28
Credit default swaps	1,518	—	1,518	Other assets	—	1,518
Total	$6,530	$893	$5,637		$—	$5,637

	Derivative Liabilities
At December 31, 2017	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Interest rate futures	$729	524	$205	Other liabilities	$205	$—
Foreign currency forward contracts (1)	670	—	670	Other liabilities	—	670
Foreign currency forward contracts (2)	115	11	104	Other liabilities	—	104
Credit default swaps	22	—	22	Other liabilities	22	—
Total	$1,536	$535	$1,001		$227	$774

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
Refer to “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2018	2017	2016
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(5,594)	$(3,252)	$(17,379)
Interest rate swaps	Net realized and unrealized (losses) gains on investments	(84)	436	—
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	3,840	9,628	(6,937)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	5,736	(916)	(1,591)
Credit default swaps	Net realized and unrealized (losses) gains on investments	(3,106)	326	1,965
Total		$792	$6,222	$(23,942)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2018.
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At December 31, 2018, the Company had $1.9 billion of notional long positions and $545.8 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (2017 – $1.5 billion and $801.1 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At December 31, 2018, the Company had $78.4 million of notional positions paying a fixed rate and $32.1 million receiving a fixed rate denominated in U.S. dollar swap contracts (2017 - $40.3 million and $Nil, respectively).
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
Underwriting Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2018, the Company had outstanding underwriting related foreign currency contracts of $354.1 million in notional long positions and $601.2 million in notional short positions, denominated in U.S. dollars (2017 – $215.4 million and $44.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2018, the Company had outstanding investment portfolio related foreign currency contracts of $121.3 million in notional long positions and $42.9 million in notional short positions, denominated in U.S. dollars (2017 – $16.6 million and $5.1 million, respectively).
Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company may purchase credit derivatives to hedge its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or hedge its credit exposure. The fair value of credit derivatives is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit derivatives can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2018, the Company had outstanding credit derivatives of $1.0 million in notional positions to hedge credit risk and $126.2 million in notional positions to assume credit risk, denominated in U.S. dollars (2017 – $1.0 million and $18.8 million, respectively).
NOTE 19. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
CONCENTRATION OF CREDIT RISK
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for U.S. Government and money market securities, none of the Company’s investments exceeded 10% of shareholders’ equity at December 31, 2018. See “Note 6. Reinsurance”, for information with respect to reinsurance recoverable.
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
LETTERS OF CREDIT AND OTHER COMMITMENTS
At December 31, 2018, the Company’s banks have issued letters of credit of $510.6 million in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level. The letters of credit are secured by cash and investments of similar amounts.
See “Note 8. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
PRIVATE EQUITY AND INVESTMENT COMMITMENTS
The Company has committed capital to private equity investments, other investments and investments in other ventures of $1.2 billion, of which $686.4 million has been contributed at December 31, 2018. The Company’s remaining commitments to these investments at December 31, 2018 totaled $470.8 million. These commitments do not have a defined contractual commitment date.
INDEMNIFICATIONS AND WARRANTIES
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
OPERATING AND CAPITAL LEASES
The Company leases office space under operating leases which expire at various dates through 2027. Future minimum lease payments under existing operating leases are expected to be as follows:

Minimum lease payments
2019	$7,137
2020	5,294
2021	4,934
2022	4,225
2023	1,530
After 2023	298
Future minimum lease payments under existing operating leases	$23,418

The Company’s capital leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. The future minimum lease payments of the Company’s capital leases are detailed below, and relate principally to the transaction noted above, excluding the bargain renewal option.

Minimum lease payments
2019	$3,331
2020	3,336
2021	3,336
2022	3,336
2023	2,830
After 2023	12,790
Future minimum lease payments under existing capital leases	$28,959

LITIGATION
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving or arising out of claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves which are discussed in “Note 7. Reserve for Claims and Claim Expenses”. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process, contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate accordingly. Currently, the Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.
ACQUISITION OF TOKIO MILLENNIUM RE
See “Note 20. Acquisition of Tokio Millennium Re” for information related to the obligations of the Company with respect to the TMR Stock Purchase.

NOTE 20. ACQUISITION OF TOKIO MILLENNIUM RE
Pursuant to the TMR Stock Purchase Agreement, the aggregate consideration for the TMR Stock Purchase consists of: (i) an amount in cash equal to the product of (x) the closing tangible book value of the TMR Group Entities (calculated as set forth in the TMR Stock Purchase Agreement) prior to taking into account the pre-closing dividend (if any) (as described in the paragraph below) and the amounts payable to Tokio at the closing under the Reserve Development Agreement and Third Party Capital Agreement (as defined in the TMR Stock Purchase Agreement) (the “ADC/TPC Amount”) and (y) 1.02, less an amount equal to the sum of (1) the amount of the pre-closing dividend (if any), and (2) the ADC/TPC Amount, plus solely in the event the 30 trading day volume-weighted average closing RenaissanceRe share price (the “Closing RenaissanceRe Share Price”) is less than or equal to $128.37 (the “Signing RenaissanceRe Share Price”), the amount by which (A) $250.0 million exceeds (B) the product of (I) the RenaissanceRe Share Amount (as defined below) and (II) the Closing RenaissanceRe Share Price; and (ii) a number of common shares of the Company equal to (a) if the Closing RenaissanceRe Share Price is less than or equal to the Signing RenaissanceRe Share Price, an amount equal to the quotient obtained by dividing (1) $250.0 million by (2) the Signing RenaissanceRe Share Price, or (b) if the Signing RenaissanceRe Share Price is less than the Closing RenaissanceRe Share Price, an amount equal to the quotient obtained by dividing (1) $250.0 million by (2) the Closing RenaissanceRe Share Price, in either case of clause (a) or (b), rounded down to the nearest whole number (the “RenaissanceRe Share Amount”).
Under the terms of the TMR Stock Purchase Agreement, Tokio will use its reasonable best efforts to cause TMR AG and/or TMR UK to, subject to regulatory approvals, pay to Tokio, prior to closing, one or more dividends in an aggregate amount equal to $275.0 million (or a lesser amount as mutually agreed by the Company and Tokio), provided that Tokio shall use its reasonable best efforts to maximize the amount of such dividend in an amount up to $500.0 million (or a lesser amount as mutually agreed by the Company and Tokio).
In connection with the TMR Stock Purchase Agreement, Tokio, TMR AG and TMR UK have agreed to enter into a Reserve Development Agreement at the closing whereby TMR AG and TMR UK will agree to cede to Tokio, and Tokio will agree to indemnify and reimburse TMR AG and TMR UK for, substantially all of TMR AG and TMR UK’s adverse development on stated reserves at time of Closing including unearned premium reserves, subject to the terms and conditions of the Reserve Development Agreement.
The TMR Stock Purchase is expected to close in the first half of 2019, subject to the closing conditions described above and contained in the TMR Stock Purchase Agreement.

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Quarter Ended March 31,		Quarter Ended June 30,		Quarter Ended September 30,		Quarter Ended December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues
Gross premiums written	$1,159,652	$922,090	$977,343	$827,415	$625,677	$640,269	$547,755	$407,766
Net premiums written	$663,044	$544,136	$604,509	$555,745	$453,255	$483,221	$411,094	$288,223
(Increase) decrease in unearned premiums	(222,762)	(178,091)	(175,124)	(173,480)	78,594	64,571	163,519	133,250
Net premiums earned	440,282	366,045	429,385	382,265	531,849	547,792	574,613	421,473
Net investment income	56,476	54,325	71,356	54,163	80,696	40,257	53,338	73,464
Net foreign exchange gains (losses)	3,757	8,165	(10,687)	3,109	(4,566)	(156)	(932)	(490)
Equity in earnings (losses) of other ventures	857	(1,507)	5,826	5,543	7,648	1,794	4,143	2,200
Other (loss) income	(1,242)	1,665	1,225	2,392	497	2,996	5,489	2,362
Net realized and unrealized (losses) gains on investments	(82,144)	43,373	(17,901)	58,113	13,630	42,052	(88,654)	(7,716)
Total revenues	417,986	472,066	479,204	505,585	629,754	634,735	547,997	491,293
Expenses
Net claims and claim expenses incurred	171,703	193,081	60,167	142,587	410,510	1,221,696	477,638	304,064
Acquisition costs	97,711	83,282	105,052	88,251	109,761	76,761	120,465	98,598
Operational expenses	41,272	47,283	37,543	41,766	40,593	42,537	58,859	29,192
Corporate expenses	6,733	5,286	8,301	4,636	6,841	4,413	12,108	4,237
Interest expense	11,767	10,526	11,768	10,091	11,769	11,799	11,765	11,777
Total expenses	329,186	339,458	222,831	287,331	579,474	1,357,206	680,835	447,868
Income (loss) before taxes	88,800	132,608	256,373	218,254	50,280	(722,471)	(132,838)	43,425
Income tax benefit (expense)	3,407	(334)	(4,506)	(3,904)	(1,451)	18,977	8,852	(41,226)
Net income (loss)	92,207	132,274	251,867	214,350	48,829	(703,494)	(123,986)	2,199
Net (income) loss attributable to redeemable noncontrolling interests	(29,899)	(34,327)	(54,483)	(37,612)	(6,440)	204,277	49,269	(56)
Net income (loss) available (attributable) to RenaissanceRe	62,308	97,947	197,384	176,738	42,389	(499,217)	(74,717)	2,143
Dividends on preference shares	(5,595)	(5,595)	(5,596)	(5,596)	(9,708)	(5,595)	(9,189)	(5,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$56,713	$92,352	$191,788	$171,142	$32,681	$(504,812)	$(83,906)	$(3,452)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$1.42	$2.26	$4.78	$4.25	$0.82	$(12.75)	$(2.10)	$(0.09)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$1.42	$2.25	$4.78	$4.24	$0.82	$(12.75)	$(2.10)	$(0.09)
Average shares outstanding – basic	39,552	40,408	39,641	39,937	39,624	39,591	40,111	39,478
Average shares outstanding – diluted	39,599	40,623	39,654	40,024	39,637	39,591	40,111	39,478

NOTE 22. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables present condensed consolidating balance sheets at December 31, 2018 and 2017, condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidating statements of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively. Each of RRNAH and RenaissanceRe Finance is a 100% owned subsidiary of RenaissanceRe. On June 1, 2017, the Platinum Finance Notes matured and the Company repaid the aggregate principal amount plus applicable accrued interest in full. Platinum Finance was subsequently dissolved on November 30, 2017. Prior to the liquidation of Platinum Finance, it was a 100% owned subsidiary of RenaissanceRe. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 8. Debt and Credit Facilities”.

Condensed Consolidating Balance Sheet at December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$313,360	$77,842	$28,885	$11,465,660	$—	$11,885,747
Cash and cash equivalents	3,534	3,350	9,604	1,091,434	—	1,107,922
Investments in subsidiaries	4,414,475	58,458	1,215,663	—	(5,688,596)	—
Due from subsidiaries and affiliates	57,039	101,579	—	—	(158,618)	—
Premiums receivable	—	—	—	1,537,188	—	1,537,188
Prepaid reinsurance premiums	—	—	—	616,185	—	616,185
Reinsurance recoverable	—	—	—	2,372,221	—	2,372,221
Accrued investment income	1,046	310	127	49,828	—	51,311
Deferred acquisition costs	—	—	—	476,661	—	476,661
Receivable for investments sold	203	23,885	—	232,328	—	256,416
Other assets	458,842	22,571	313,636	(1,403,636)	743,714	135,127
Goodwill and other intangible assets	120,476	—	—	116,942	—	237,418
Total assets	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$6,076,271	$—	$6,076,271
Unearned premiums	—	—	—	1,716,021	—	1,716,021
Debt	300,000	—	843,086	148,041	(300,000)	991,127
Amounts due to subsidiaries and affiliates	6,453	217	102,243	—	(108,913)	—
Reinsurance balances payable	—	—	—	1,902,056	—	1,902,056
Payable for investments purchased	—	24	—	380,308	—	380,332
Other liabilities	17,442	5,362	13,918	482,422	(5,535)	513,609
Total liabilities	323,895	5,603	959,247	10,705,119	(414,448)	11,579,416
Redeemable noncontrolling interests	—	—	—	2,051,700	—	2,051,700
Shareholders’ Equity
Total shareholders’ equity	5,045,080	282,392	608,668	3,797,992	(4,689,052)	5,045,080
Total liabilities, noncontrolling interests and shareholders’ equity	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$225,266	$129,732	$31,255	$9,117,186	$—	$9,503,439
Cash and cash equivalents	14,656	139	1,469	1,345,328	—	1,361,592
Investments in subsidiaries	4,105,760	36,140	1,141,733	—	(5,283,633)	—
Due from subsidiaries and affiliates	4,602	91,891	—	—	(96,493)	—
Premiums receivable	—	—	—	1,304,622	—	1,304,622
Prepaid reinsurance premiums	—	—	—	533,546	—	533,546
Reinsurance recoverable	—	—	—	1,586,630	—	1,586,630
Accrued investment income	405	428	82	41,320	—	42,235
Deferred acquisition costs	—	—	—	426,551	—	426,551
Receivable for investments sold	135	51	8	102,951	—	103,145
Other assets	433,468	21,342	430,481	76,703	(840,768)	121,226
Goodwill and other intangible assets	124,960	—	—	118,185	—	243,145
Total assets	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$5,080,408	$—	$5,080,408
Unearned premiums	—	—	—	1,477,609	—	1,477,609
Debt	417,000	—	841,892	147,731	(417,000)	989,623
Amounts due to subsidiaries and affiliates	82,579	54	92,794	—	(175,427)	—
Reinsurance balances payable	—	—	—	989,090	—	989,090
Payable for investments purchased	—	—	—	208,749	—	208,749
Other liabilities	18,298	1,053	14,117	764,432	(5,129)	792,771
Total liabilities	517,877	1,107	948,803	8,668,019	(597,556)	9,538,250
Redeemable noncontrolling interests	—	—	—	1,296,506	—	1,296,506
Shareholders’ Equity
Total shareholders’ equity	4,391,375	278,616	656,225	4,688,497	(5,623,338)	4,391,375
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$4,909,252	$279,723	$1,605,028	$14,653,022	$(6,220,894)	$15,226,131

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$1,976,129	$—	$1,976,129
Net investment income	24,791	2,193	6,219	261,192	(32,529)	261,866
Net foreign exchange losses	(3)	—	—	(12,425)	—	(12,428)
Equity in earnings of other ventures	—	—	3,065	15,409	—	18,474
Other income	—	—	—	5,969	—	5,969
Net realized and unrealized gains (losses) on investments	633	(4,360)	(329)	(171,013)	—	(175,069)
Total revenues	25,421	(2,167)	8,955	2,075,261	(32,529)	2,074,941
Expenses
Net claims and claim expenses incurred	—	—	—	1,120,018	—	1,120,018
Acquisition expenses	—	—	—	432,989	—	432,989
Operational expenses	7,679	110	34,534	164,605	(28,661)	178,267
Corporate expenses	25,190	—	7	3,103	5,683	33,983
Interest expense	5,683	—	37,019	4,367	—	47,069
Total expenses	38,552	110	71,560	1,725,082	(22,978)	1,812,326
(Loss) income before equity in net income of subsidiaries and taxes	(13,131)	(2,277)	(62,605)	350,179	(9,551)	262,615
Equity in net income of subsidiaries	240,495	5,631	9,091	—	(255,217)	—
Income (loss) before taxes	227,364	3,354	(53,514)	350,179	(264,768)	262,615
Income tax benefit (expense)	—	582	6,119	(399)	—	6,302
Net income (loss)	227,364	3,936	(47,395)	349,780	(264,768)	268,917
Net income attributable to redeemable noncontrolling interests	—	—	—	(41,553)	—	(41,553)
Net income (loss) attributable to RenaissanceRe	227,364	3,936	(47,395)	308,227	(264,768)	227,364
Dividends on preference shares	(30,088)	—	—	—	—	(30,088)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$197,276	$3,936	$(47,395)	$308,227	$(264,768)	$197,276

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the year ended December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$227,364	$3,936	$(47,395)	$349,780	$(264,768)	$268,917
Change in net unrealized gains on investments	—	—	—	(1,657)	—	(1,657)
Comprehensive income (loss)	227,364	3,936	(47,395)	348,123	(264,768)	267,260
Net income attributable to redeemable noncontrolling interests	—	—	—	(41,553)	—	(41,553)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(41,553)	—	(41,553)
Comprehensive income (loss) available (attributable) to RenaissanceRe	$227,364	$3,936	$(47,395)	$306,570	$(264,768)	$225,707

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,717,575	$—	$1,717,575
Net investment income	23,109	1,947	1,373	3,090	219,490	(26,800)	222,209
Net foreign exchange (losses) gains	(1)	—	—	—	10,629	—	10,628
Equity in (losses) earnings of other ventures	—	—	—	(223)	8,253	—	8,030
Other income	—	—	—	—	9,415	—	9,415
Net realized and unrealized (losses) gains on investments	(1,357)	9,621	4,916	(479)	123,121	—	135,822
Total revenues	21,751	11,568	6,289	2,388	2,088,483	(26,800)	2,103,679
Expenses
Net claims and claim expenses incurred	—	—	—	—	1,861,428	—	1,861,428
Acquisition expenses	—	—	—	—	346,892	—	346,892
Operational expenses	11,314	103	85	26,063	141,572	(18,359)	160,778
Corporate expenses	18,546	—	—	—	26	—	18,572
Interest expense	1,572	—	2,461	31,657	10,075	(1,572)	44,193
Total expenses	31,432	103	2,546	57,720	2,359,993	(19,931)	2,431,863
(Loss) income before equity in net (loss) income of subsidiaries and taxes	(9,681)	11,465	3,743	(55,332)	(271,510)	(6,869)	(328,184)
Equity in net (loss) income of subsidiaries	(212,708)	756	28,028	9,298	—	174,626	—
(Loss) income before taxes	(222,389)	12,221	31,771	(46,034)	(271,510)	167,757	(328,184)
Income tax (expense) benefit	—	(18,147)	(1,175)	7,163	(14,328)	—	(26,487)
Net (loss) income	(222,389)	(5,926)	30,596	(38,871)	(285,838)	167,757	(354,671)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Net (loss) income attributable to RenaissanceRe	(222,389)	(5,926)	30,596	(38,871)	(153,556)	167,757	(222,389)
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(244,770)	$(5,926)	$30,596	$(38,871)	$(153,556)	$167,757	$(244,770)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive (Loss) Income for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive (loss) income
Net (loss) income	$(222,389)	$(5,926)	$30,596	$(38,871)	$(285,838)	$167,757	$(354,671)
Change in net unrealized gains on investments	—	—	—	—	(909)	—	(909)
Comprehensive (loss) income	(222,389)	(5,926)	30,596	(38,871)	(286,747)	167,757	(355,580)
Net loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Comprehensive loss attributable to redeemable noncontrolling interests	—	—	—	—	132,282	—	132,282
Comprehensive (loss) income (attributable) available to RenaissanceRe	$(222,389)	$(5,926)	$30,596	$(38,871)	$(154,465)	$167,757	$(223,298)

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$—	$1,403,430	$—	$1,403,430
Net investment income	24,178	1,852	3,989	569	175,407	(24,269)	181,726
Net foreign exchange losses	(2)	—	—	—	(13,786)	—	(13,788)
Equity in earnings of other ventures	—	—	—	—	963	—	963
Other (loss) income	(772)	—	—	—	14,950	—	14,178
Net realized and unrealized gains on investments	4,151	4,659	8,193	46	124,279	—	141,328
Total revenues	27,555	6,511	12,182	615	1,705,243	(24,269)	1,727,837
Expenses
Net claims and claim expenses incurred	—	—	—	—	530,831	—	530,831
Acquisition expenses	—	—	—	—	289,323	—	289,323
Operational expenses	13,716	(112)	296	22,152	176,041	(14,344)	197,749
Corporate expenses	26,848	203	—	7	10,344	—	37,402
Interest expense	562	—	5,906	26,176	10,062	(562)	42,144
Total expenses	41,126	91	6,202	48,335	1,016,601	(14,906)	1,097,449
(Loss) income before equity in net income of subsidiaries and taxes	(13,571)	6,420	5,980	(47,720)	688,642	(9,363)	630,388
Equity in net income of subsidiaries	516,533	3,857	25,073	38,628	—	(584,091)	—
Income (loss) before taxes	502,962	10,277	31,053	(9,092)	688,642	(593,454)	630,388
Income tax (expense) benefit	—	(2,275)	(1,462)	11,014	(7,617)	—	(340)
Net income	502,962	8,002	29,591	1,922	681,025	(593,454)	630,048
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Net income attributable to RenaissanceRe	502,962	8,002	29,591	1,922	553,939	(593,454)	502,962
Dividends on preference shares	(22,381)	—	—	—	—	—	(22,381)
Net income available to RenaissanceRe common shareholders	$480,581	$8,002	$29,591	$1,922	$553,939	$(593,454)	$480,581

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$502,962	$8,002	$29,591	$1,922	$681,025	$(593,454)	$630,048
Change in net unrealized gains on investments	—	—	—	—	(975)	—	(975)
Comprehensive income	502,962	8,002	29,591	1,922	680,050	(593,454)	629,073
Net income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	—	(127,086)	—	(127,086)
Comprehensive income attributable to RenaissanceRe	$502,962	$8,002	$29,591	$1,922	$552,964	$(593,454)	$501,987

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(9,659)	$6,315	$62,645	$1,162,400	$1,221,701
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	384,818	97,272	56,518	11,046,968	11,585,576
Purchases of fixed maturity investments trading	(520,935)	(72,292)	(55,932)	(11,840,813)	(12,489,972)
Net (purchases) sales of equity investments trading	—	(1,308)	—	15,464	14,156
Net sales (purchases) of short term investments	48,600	(404)	455	(1,485,040)	(1,436,389)
Net purchases of other investments	—	—	—	(199,475)	(199,475)
Net purchases of investments in other ventures	—	—	—	(21,473)	(21,473)
Return of investment from investment in other ventures	—	—	—	8,464	8,464
Net sales of other assets	—	—	—	2,500	2,500
Dividends and return of capital from subsidiaries	672,098	—	—	(672,098)	—
Contributions to subsidiaries	(785,785)	(16,847)	(65,000)	867,632	—
Due (from) to subsidiary	(200,916)	(9,525)	9,449	200,992	—
Net cash used in investing activities	(402,120)	(3,104)	(54,510)	(2,076,879)	(2,536,613)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(52,841)	—	—	—	(52,841)
Dividends paid – preference shares	(30,088)	—	—	—	(30,088)
RenaissanceRe common share issuance	250,000	—	—	—	250,000
Issuance of preference shares, net of expenses	241,448	—	—	—	241,448
Net third party redeemable noncontrolling interest share transactions	—	—	—	665,683	665,683
Taxes paid on withholding shares	(7,862)	—	—	—	(7,862)
Net cash provided by financing activities	400,657	—	—	665,683	1,066,340
Effect of exchange rate changes on foreign currency cash	—	—	—	(5,098)	(5,098)
Net (decrease) increase in cash and cash equivalents	(11,122)	3,211	8,135	(253,894)	(253,670)
Cash and cash equivalents, beginning of period	14,656	139	1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$3,534	$3,350	$9,604	$1,091,434	$1,107,922

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2017	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(4,109)	$(8,253)	$(2,272)	$(347,890)	$1,388,311	$1,025,787
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	261,601	100,248	289,741	288,900	8,550,179	9,490,669
Purchases of fixed maturity investments trading	(344,463)	(99,568)	(143,991)	(275,778)	(9,229,732)	(10,093,532)
Net (purchases) sales of equity investments trading	—	(1,752)	85,324	—	32,265	115,837
Net sales (purchases) of short term investments	243,571	114	41,299	(493)	79,520	364,011
Net purchases of other investments	—	—	—	—	(19,419)	(19,419)
Return of investment from investment in other ventures	—	—	—	—	20,000	20,000
Dividends and return of capital from subsidiaries	478,496	9,175	—	41,866	(529,537)	—
Contributions to subsidiaries	(669,672)	—	(26,649)	(9,890)	706,211	—
Due to (from) subsidiaries	319,646	13	(123)	(509)	(319,027)	—
Net cash provided by (used in) investing activities	289,179	8,230	245,601	44,096	(709,540)	(122,434)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(51,370)	—	—	—	—	(51,370)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(188,591)	—	—	—	—	(188,591)
Issuance of debt, net of expenses	—	—	—	295,866	—	295,866
Repayment of debt	—	—	(250,000)	—	—	(250,000)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	260,475	260,475
Taxes paid on withholding shares	(15,139)	—	—	—	—	(15,139)
Net cash (used in) provided by financing activities	(277,481)	—	(250,000)	295,866	260,475	28,860
Effect of exchange rate changes on foreign currency cash	—	—	—	—	8,222	8,222
Net increase (decrease) in cash and cash equivalents	7,589	(23)	(6,671)	(7,928)	947,468	940,435
Cash and cash equivalents, beginning of period	7,067	162	6,671	9,397	397,860	421,157
Cash and cash equivalents, end of period	$14,656	$139	$—	$1,469	$1,345,328	$1,361,592
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	Platinum Underwriters Finance, Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(3,509)	$1,477	$(14,501)	$(34,607)	$535,912	$484,772
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	314,568	69,941	145,082	—	7,572,923	8,102,514
Purchases of fixed maturity investments trading	(336,345)	(123,046)	(291,053)	—	(7,532,276)	(8,282,720)
Proceeds from sales and maturities of fixed maturity investments available for sale	—	—	—	—	17,692	17,692
Net (purchases) sales of equity investments trading	—	(2,389)	193,022	—	(5,845)	184,788
Net (purchases) sales of short term investments	(111,814)	67,684	(32,901)	—	(41,586)	(118,617)
Net purchases of other investments	—	—	—	—	(68,589)	(68,589)
Net sales of other assets	—	—	—	—	400	400
Dividends and return of capital from subsidiaries	617,239	2,900	—	13,125	(633,264)	—
Contributions to subsidiaries	(108,674)	—	—	—	108,674	—
Due to (from) subsidiary	23,758	(22,313)	(81)	30,202	(31,566)	—
Net cash provided by (used in) investing activities	398,732	(7,223)	14,069	43,327	(613,437)	(164,532)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(51,583)	—	—	—	—	(51,583)
Dividends paid – preference shares	(22,381)	—	—	—	—	(22,381)
RenaissanceRe common share repurchases	(309,434)	—	—	—	—	(309,434)
Net third party redeemable noncontrolling interest share transactions	—	—	—	—	(2,990)	(2,990)
Taxes paid on withholding shares	(14,943)	—	—	—	—	(14,943)
Net cash used in financing activities	(398,341)	—	—	—	(2,990)	(401,331)
Effect of exchange rate changes on foreign currency cash	—	—	—	—	(4,637)	(4,637)
Net (decrease) increase in cash and cash equivalents	(3,118)	(5,746)	(432)	8,720	(85,152)	(85,728)
Cash and cash equivalents, beginning of year	10,185	5,908	7,103	677	483,012	506,885
Cash and cash equivalents, end of year	$7,067	$162	$6,671	$9,397	$397,860	$421,157

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 23. SUBSEQUENT EVENTS
Effective January 1, 2019, Upsilon RFO issued $456.8 million of non-voting preference shares to investors, including $100.0 million to the Company. Of the total amount, $400.0 million was received by the Company prior to December 31, 2018. At December 31, 2018, $300.0 million, representing the amount received from investors other than the Company prior to December 31, 2018, is included in other liabilities on the Company’s consolidated balance sheet, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2018. Effective January 1, 2019, the Company’s participation in the risks assumed by Upsilon RFO was 16.9%.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on the Financial Statements
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and Subsidiaries (the Company) as of December 31, 2018 and 2017, and for each of the three years in the period ended December 31, 2018, and have issued our report thereon dated February 7, 2019 (included elsewhere in this Annual Report on Form 10-K). Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15 of this Annual Report on Form 10-K (the “schedules”). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedules, based on our audits.
In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 7, 2019

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2018
	Amortized Cost or Cost	Fair Value	Amount at which shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$3,336,969	$3,331,411	$3,331,411
Agencies	175,185	174,883	174,883
Municipal	6,070	6,854	6,854
Non-U.S. government	284,965	279,818	279,818
Non-U.S. government-backed corporate	160,286	160,063	160,063
Corporate	2,513,434	2,450,244	2,450,244
Agency mortgage-backed	825,365	817,880	817,880
Non-agency mortgage-backed	266,705	278,680	278,680
Commercial mortgage-backed	284,495	282,294	282,294
Asset-backed	310,488	306,743	306,743
Total fixed maturity investments	$8,163,962	8,088,870	8,088,870
Short term investments		2,586,520	2,586,520
Equity investments		310,252	310,252
Other investments		784,933	784,933
Investments in other ventures, under equity method		115,172	115,172
Total investments		$11,885,747	$11,885,747

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2018 AND 2017
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2018	2017
Assets
Fixed maturity investments trading, at fair value - amortized cost $238,989 at December 31, 2018 (2017 - $104,521)	$240,443	$103,638
Short term investments, at fair value	72,917	121,628
Cash and cash equivalents	3,534	14,656
Investments in subsidiaries	4,414,475	4,105,760
Due from subsidiaries	57,039	4,602
Accrued investment income	1,046	405
Receivable for investments sold	203	135
Other assets	458,842	433,468
Goodwill and other intangible assets	120,476	124,960
Total assets	$5,368,975	$4,909,252
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$300,000	$417,000
Due to subsidiaries	6,453	82,579
Other liabilities	17,442	18,298
Total liabilities	323,895	517,877
Shareholders’ Equity
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at December 31, 2018 (2017 – 16,000,000)	650,000	400,000
Common shares: $1.00 par value – 42,207,390 shares issued and outstanding at December 31, 2018 (2017 – 40,023,789)	42,207	40,024
Additional paid-in capital	296,099	37,355
Accumulated other comprehensive (loss) income	(1,433)	224
Retained earnings	4,058,207	3,913,772
Total shareholders’ equity	5,045,080	4,391,375
Total liabilities and shareholders’ equity	$5,368,975	$4,909,252

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2018	2017	2016
Revenues
Net investment income	$24,791	$23,109	$24,178
Net foreign exchange losses	(3)	(1)	(2)
Other loss	—	—	(772)
Net realized and unrealized gains (losses) on investments	633	(1,357)	4,151
Total revenues	25,421	21,751	27,555
Expenses
Interest expense	5,683	1,572	562
Operational expenses	7,679	11,314	13,716
Corporate expenses	25,190	18,546	26,848
Total expenses	38,552	31,432	41,126
Loss before equity in net income (loss) of subsidiaries	(13,131)	(9,681)	(13,571)
Equity in net income (loss) of subsidiaries	240,495	(212,708)	516,533
Net income (loss)	227,364	(222,389)	502,962
Dividends on preference shares	(30,088)	(22,381)	(22,381)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$197,276	$(244,770)	$480,581

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2018	2017	2016
Comprehensive income (loss)
Net income (loss)	$227,364	$(222,389)	$502,962
Comprehensive income (loss) available (attributable) to RenaissanceRe	$227,364	$(222,389)	$502,962

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2018	2017	2016
Cash flows used in operating activities:
Net income (loss)	$227,364	$(222,389)	$502,962
Less: equity in net (income) loss of subsidiaries	(240,495)	212,708	(516,533)
	(13,131)	(9,681)	(13,571)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net realized and unrealized (gains) losses on investments	(633)	1,357	(4,151)
Other	4,105	4,215	14,213
Net cash used in operating activities	(9,659)	(4,109)	(3,509)
Cash flows (used in) provided by investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	384,818	261,601	314,568
Purchases of fixed maturity investments trading	(520,935)	(344,463)	(336,345)
Net sales (purchases) of short term investments	48,600	243,571	(111,814)
Dividends and return of capital from subsidiaries	672,098	478,496	617,239
Contributions to subsidiaries	(785,785)	(669,672)	(108,674)
Due to (from) subsidiary	(200,916)	319,646	23,758
Net cash (used in) provided by investing activities	(402,120)	289,179	398,732
Cash flows provided by (used in) financing activities:
Dividends paid – RenaissanceRe common shares	(52,841)	(51,370)	(51,583)
Dividends paid – preference shares	(30,088)	(22,381)	(22,381)
RenaissanceRe common share repurchases	—	(188,591)	(309,434)
RenaissanceRe common share issuance	250,000	—	—
Issuance of preference shares, net of expenses	241,448	—	—
Taxes paid on withholding shares	(7,862)	(15,139)	(14,943)
Net cash provided by (used in) financing activities	400,657	(277,481)	(398,341)
Net (decrease) increase in cash and cash equivalents	(11,122)	7,589	(3,118)
Cash and cash equivalents, beginning of year	14,656	7,067	10,185
Cash and cash equivalents, end of year	$3,534	$14,656	$7,067

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2018			Year ended December 31, 2018
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$66,656	$3,086,254	$379,943	$1,050,831	$—	$497,895	$177,912	$112,954	$1,055,188
Casualty and Specialty	410,005	2,985,393	1,336,078	925,298	—	622,320	255,079	64,883	1,076,714
Other	—	4,624	—	—	261,866	(197)	(2)	430	—
Total	$476,661	$6,076,271	$1,716,021	$1,976,129	$261,866	$1,120,018	$432,989	$178,267	$2,131,902

	December 31, 2017			Year ended December 31, 2017
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$63,583	$2,486,390	$347,032	$931,070	$—	$1,297,985	$113,816	$94,194	$978,014
Casualty and Specialty	362,968	2,575,492	1,130,577	786,501	—	565,026	233,077	66,548	893,307
Other	—	18,526	—	4	222,209	(1,583)	(1)	36	4
Total	$426,551	$5,080,408	$1,477,609	$1,717,575	$222,209	$1,861,428	$346,892	$160,778	$1,871,325

	December 31, 2016			Year ended December 31, 2016
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$46,938	$627,774	$289,080	$720,951	$—	$151,545	$97,594	$108,642	$725,321
Casualty and Specialty	288,387	2,195,126	942,493	682,337	—	380,396	191,729	88,984	809,848
Other	—	25,394	—	142	181,726	(1,110)	—	123	143
Total	$335,325	$2,848,294	$1,231,573	$1,403,430	$181,726	$530,831	$289,323	$197,749	$1,535,312

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2018
Property and liability premiums earned	$292,219	$1,095,886	$2,779,796	$1,976,129	141%
Year ended December 31, 2017
Property and liability premiums earned	$244,285	$833,929	$2,307,219	$1,717,575	134%
Year ended December 31, 2016
Property and liability premiums earned	$157,112	$628,675	$1,874,993	$1,403,430	134%

SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2018	$476,661	$6,076,271	$—	$1,716,021	$1,976,129	$261,866
Year ended December 31, 2017	$426,551	$5,080,408	$—	$1,477,609	$1,717,575	$222,209
Year ended December 31, 2016	$335,325	$2,848,294	$—	$1,231,573	$1,403,430	$181,726

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2018	$1,390,767	$(270,749)	$432,989	$894,769	$2,131,902
Year ended December 31, 2017	$1,902,424	$(40,996)	$346,892	$974,825	$1,871,325
Year ended December 31, 2016	$694,957	$(164,126)	$289,323	$589,294	$1,535,312