Form 10-Q
period 2019-06-30
RENAISSANCERE HOLDINGS LTD
filed 2019-07-25
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-14428
RENAISSANCERE HOLDINGS LTD.
(Exact Name Of Registrant As Specified In Its Charter)

Bermuda	98-0141974
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
Renaissance House, 12 Crow Lane, Pembroke, Bermuda         HM 19
(Address of Principal Executive Office)         (Zip Code)
(441) 295-4513
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	RNR	New York Stock Exchange
Series C 6.08% Preference Shares, Par Value $1.00 per share	RNR PRC	New York Stock Exchange
Series E 5.375% Preference Shares, Par Value $1.00 per share	RNR PRE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a Series F 5.750% Preference Share, Par Value $1.00 per share	RNR PRF	New York Stock Exchange
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐ (do not check if a smaller reporting company), Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at July 19, 2019 was 44,162,192.

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
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•	the frequency and severity of catastrophic and other events we cover;

•	the effectiveness of our claims and claim expense reserving process;

•	our ability to maintain our financial strength ratings;

•	the effect of climate change on our business, including the trend towards increasingly frequent and severe climate events;

•	collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms and providing the coverage that we intended to obtain;

•	the effect of emerging claims and coverage issues;

•
the effects of United States (“U.S.”) tax reform legislation and possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;

•	soft reinsurance underwriting market conditions;

•	our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;

•	our exposure to credit loss from counterparties in the normal course of business;

•	the effect of continued challenging economic conditions throughout the world;

•	a contention by the Internal Revenue Service (the “IRS”) that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•	the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;

•	our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;

•	the performance of our investment portfolio;

•	losses we could face from terrorism, political unrest or war;

•	the effect of cybersecurity risks, including technology breaches or failure, on our business;

•	our ability to successfully implement our business strategies and initiatives;

•	our ability to determine the impairments taken on our investments;

•	the effects of inflation;

•	the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;

•	the effect of operational risks, including system or human failures;

•	our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;

•	foreign currency exchange rate fluctuations;

•	our ability to raise capital if necessary;

•	our ability to comply with covenants in our debt agreements;

•	changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industries;

•	changes in Bermuda laws and regulations and the political environment in Bermuda;

•	our dependence on the ability of our operating subsidiaries to declare and pay dividends;

•	aspects of our corporate structure that may discourage third-party takeovers and other transactions;

•	the cyclical nature of the reinsurance and insurance industries;

•	adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;

•	consolidation of competitors, customers and insurance and reinsurance brokers;

•	the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;

•	other political, regulatory or industry initiatives adversely impacting us;

•	increasing barriers to free trade and the free flow of capital;

•	our ability to comply with applicable sanctions and foreign corrupt practices laws;

•	international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;

•	the effect of Organisation for Economic Co-operation and Development (the “OECD”) or European Union (“EU”) measures to increase our taxes and reporting requirements;

•	the effect of the vote by the United Kingdom (the “U.K.”) to leave the EU;

•	changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations;

•	our need to make many estimates and judgments in the preparation of our financial statements;

•	risks that the ongoing integration of the TMR Group Entities (as defined herein) disrupts or distracts from current plans and operations; and

•	our ability to recognize the benefits of the TMR Stock Purchase (as defined herein).
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $10,324,318 at June 30, 2019 (December 31, 2018 – $8,163,962)	$10,479,666	$8,088,870
Short term investments, at fair value	4,579,171	2,586,520
Equity investments trading, at fair value	273,646	310,252
Other investments, at fair value	955,437	784,933
Investments in other ventures, under equity method	100,396	115,172
Total investments	16,388,316	11,885,747
Cash and cash equivalents	670,626	1,107,922
Premiums receivable	3,140,688	1,537,188
Prepaid reinsurance premiums	1,158,534	616,185
Reinsurance recoverable	2,865,150	2,372,221
Accrued investment income	76,949	51,311
Deferred acquisition costs and value of business acquired	780,756	476,661
Receivable for investments sold	395,787	256,416
Other assets	344,938	135,127
Goodwill and other intangible assets	265,217	237,418
Total assets	$26,086,961	$18,676,196
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$8,484,848	$6,076,271
Unearned premiums	3,362,520	1,716,021
Debt	1,382,890	991,127
Reinsurance balances payable	3,280,048	1,902,056
Payable for investments purchased	554,696	380,332
Other liabilities	396,651	513,609
Total liabilities	17,461,653	11,579,416
Commitments and Contingencies
Redeemable noncontrolling interests	2,712,466	2,051,700
Shareholders’ Equity
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at June 30, 2019 (December 31, 2018 – 16,010,000)	650,000	650,000
Common shares: $1.00 par value – 44,162,192 shares issued and outstanding at June 30, 2019 (December 31, 2018 – 42,207,390)	44,162	42,207
Additional paid-in capital	552,210	296,099
Accumulated other comprehensive loss	(3,869)	(1,433)
Retained earnings	4,670,339	4,058,207
Total shareholders’ equity attributable to RenaissanceRe	5,912,842	5,045,080
Total liabilities, noncontrolling interests and shareholders’ equity	$26,086,961	$18,676,196

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2019 and 2018
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues
Gross premiums written	$1,476,908	$977,343	$3,041,203	$2,136,995
Net premiums written	$1,022,965	$604,509	$1,951,996	$1,267,553
Increase in unearned premiums	(111,463)	(175,124)	(490,466)	(397,886)
Net premiums earned	911,502	429,385	1,461,530	869,667
Net investment income	115,832	71,356	197,294	127,832
Net foreign exchange gains (losses)	9,309	(10,687)	6,463	(6,930)
Equity in earnings of other ventures	6,812	5,826	11,473	6,683
Other income (loss)	922	1,225	4,093	(17)
Net realized and unrealized gains (losses) on investments	194,003	(17,901)	364,648	(100,045)
Total revenues	1,238,380	479,204	2,045,501	897,190
Expenses
Net claims and claim expenses incurred	453,373	60,167	680,408	231,870
Acquisition expenses	227,482	105,052	351,433	202,763
Operational expenses	59,814	37,543	104,747	78,815
Corporate expenses	23,847	8,301	62,636	15,034
Interest expense	15,534	11,768	27,288	23,535
Total expenses	780,050	222,831	1,226,512	552,017
Income before taxes	458,330	256,373	818,989	345,173
Income tax expense	(9,475)	(4,506)	(17,006)	(1,099)
Net income	448,855	251,867	801,983	344,074
Net income attributable to redeemable noncontrolling interests	(71,812)	(54,483)	(142,034)	(84,382)
Net income attributable to RenaissanceRe	377,043	197,384	659,949	259,692
Dividends on preference shares	(9,189)	(5,596)	(18,378)	(11,191)
Net income available to RenaissanceRe common shareholders	$367,854	$191,788	$641,571	$248,501
Net income available to RenaissanceRe common shareholders per common share – basic	$8.36	$4.78	$14.82	$6.21
Net income available to RenaissanceRe common shareholders per common share – diluted	$8.35	$4.78	$14.81	$6.21
Dividends per common share	$0.34	$0.33	$0.68	$0.66

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Comprehensive income
Net income	$448,855	$251,867	$801,983	$344,074
Change in net unrealized gains on investments, net of tax	1,309	(1,295)	1,272	(1,325)
Foreign currency translation adjustments, net of tax	(3,708)	—	(3,708)	—
Comprehensive income	446,456	250,572	799,547	342,749
Net income attributable to redeemable noncontrolling interests	(71,812)	(54,483)	(142,034)	(84,382)
Comprehensive income attributable to redeemable noncontrolling interests	(71,812)	(54,483)	(142,034)	(84,382)
Comprehensive income attributable to RenaissanceRe	$374,644	$196,089	$657,513	$258,367

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Preference shares
Beginning balance	$650,000	$400,000	$650,000	$400,000
Issuance of shares	—	250,000	—	250,000
Ending balance	650,000	650,000	650,000	650,000
Common shares
Beginning balance	44,159	40,246	42,207	40,024
Issuance of shares	—	—	1,739	—
Exercise of options and issuance of restricted stock awards	3	17	216	239
Ending balance	44,162	40,263	44,162	40,263
Additional paid-in capital
Beginning balance	543,889	38,552	296,099	37,355
Issuance of shares	—	—	248,259	—
Offering expenses	—	(8,498)	—	(8,498)
Change in redeemable noncontrolling interests	(213)	271	(216)	327
Exercise of options and issuance of restricted stock awards	8,534	4,769	8,068	5,910
Ending balance	552,210	35,094	552,210	35,094
Accumulated other comprehensive loss
Beginning balance	(1,470)	194	(1,433)	224
Change in net unrealized gains on investments, net of tax	1,309	(1,295)	1,272	(1,325)
Foreign currency translation adjustments, net of tax	(3,708)	—	(3,708)	—
Ending balance	(3,869)	(1,101)	(3,869)	(1,101)
Retained earnings
Beginning balance	4,317,455	3,957,261	4,058,207	3,913,772
Net income	448,855	251,867	801,983	344,074
Net income attributable to redeemable noncontrolling interests	(71,812)	(54,483)	(142,034)	(84,382)
Dividends on common shares	(14,970)	(13,244)	(29,439)	(26,468)
Dividends on preference shares	(9,189)	(5,596)	(18,378)	(11,191)
Ending balance	4,670,339	4,135,805	4,670,339	4,135,805
Total shareholders’ equity	$5,912,842	$4,860,061	$5,912,842	$4,860,061

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2019	June 30, 2018
Cash flows provided by operating activities
Net income	$801,983	$344,074
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	(16,529)	24,741
Equity in undistributed earnings of other ventures	5,380	(7,262)
Net realized and unrealized (gains) losses on investments	(364,648)	100,045
Net unrealized gains included in net investment income	(2,181)	(8,714)
Change in:
Premiums receivable	(965,765)	(655,025)
Prepaid reinsurance premiums	(402,551)	(391,955)
Reinsurance recoverable	55,812	131,639
Deferred acquisition costs	1,911	(84,604)
Reserve for claims and claim expenses	1,061	(378,063)
Unearned premiums	882,888	789,841
Reinsurance balances payable	1,107,889	1,095,944
Other	(321,281)	(611,550)
Net cash provided by operating activities	783,969	349,111
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	9,405,348	4,813,208
Purchases of fixed maturity investments trading	(9,230,000)	(5,014,011)
Net sales (purchases) of equity investments trading	125,597	(34,298)
Net purchases of short term investments	(1,972,717)	(1,062,422)
Net purchases of other investments	(133,889)	(111,921)
Net purchases of investments in other ventures	(2,249)	(20,952)
Return of investment from investment in other ventures	11,250	8,464
Net purchase of other assets	(4,108)	—
Net purchase of the TMR Group Entities	(276,206)	—
Net cash used in investing activities	(2,076,974)	(1,421,932)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(29,439)	(26,468)
Dividends paid – preference shares	(18,378)	(11,191)
Issuance of debt, net of expenses	396,411	—
Issuance of preference shares, net of expenses	—	242,371
Net third party redeemable noncontrolling interest share transactions	514,732	64,534
Taxes paid on withholding shares	(7,083)	(7,044)
Net cash provided by financing activities	856,243	262,202
Effect of exchange rate changes on foreign currency cash	(534)	(2,501)
Net decrease in cash and cash equivalents	(437,296)	(813,120)
Cash and cash equivalents, beginning of period	1,107,922	1,361,592
Cash and cash equivalents, end of period	$670,626	$548,472

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2018.
RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries and joint ventures, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.

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

•
In connection with the acquisition of the TMR Group Entities, the Company manages Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (“Blizzard Re”) (together, the “TMR third-party capital vehicles”), which provide third-party investors with access to reinsurance risk formerly managed by the TMR Group Entities. During the second quarter of 2019, some of their legacy portfolios of in-force and expired contracts were transferred to other stop loss reinsurance providers.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2018, except as described below.
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
DERIVATIVES
From time to time, the Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and to assume risk. The Company accounts for its derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. Commencing in the second quarter of 2019, the Company elected to adopt hedge accounting for certain of its derivative instruments used as hedges of a net investment in a foreign operation, as discussed below. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.

Hedges of the Net Investment in a Foreign Operation
Changes in the fair value of derivative instruments used to hedge the net investment in a foreign operation, to the extent effective as a hedge, are recorded as a component of accumulated other comprehensive income (loss) in foreign currency translation adjustments, net of tax. Cumulative changes in fair value recorded in accumulated other comprehensive income (loss) are reclassified into earnings upon the sale, or complete or substantially complete liquidation, of the foreign operation. Any hedge ineffectiveness is recorded immediately in current period earnings as net foreign exchange gains (losses).
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At the inception of a hedge, the Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as net investment hedges to specific assets or liabilities on the consolidated balance sheet. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the net investment in a foreign operation. The Company will discontinue hedge accounting prospectively if it determines that the derivative is no longer highly effective in offsetting changes in the net investment in a foreign operation, the derivative is no longer designated as a hedging instrument, or the derivative expires or is sold, terminated or exercised. If hedge accounting is discontinued, the derivative continues to be carried at fair value on the consolidated balance sheet with changes in its fair value recognized in current period earnings through net realized and unrealized gains (losses) on investments.
FOREIGN EXCHANGE
Foreign Currency Revaluation and Translation
Monetary assets and liabilities denominated in a currency other than the functional currency of the Company’s subsidiaries in which those monetary assets and liabilities reside are revalued into such subsidiary’s functional currency at the prevailing exchange rate on the balance sheet date. Revenues and expenses denominated in a currency other than the functional currency of the Company’s subsidiaries, are valued at the exchange rate on the date on which the underlying revenue or expense transaction occurred. The net effect of these revaluation adjustments are recognized in the Company’s consolidated statement of operations as part of net foreign exchange (gains) losses.
The Company’s functional currency is the U.S. dollar. Certain of the Company’s subsidiaries have a functional currency other than the U.S. dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated into the Company's U.S. dollar reporting currency at prevailing balance sheet-date exchange rates, while revenue and expenses of such foreign operations are translated into the Company's U.S. dollar functional currency at monthly average exchange rates during the year. The net effect of these translation adjustments, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, net of applicable deferred income taxes, are included in the Company’s consolidated balance sheet as currency translation adjustments and reflected within accumulated other comprehensive income (loss).
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases and subsequently issued a number of other ASUs to amend the guidance, each ultimately reflected in FASB ASC Topic Leases. FASB ASC Topic Leases requires, among other items, lessees to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under the previous guidance. FASB ASC Topic Leases was effective for public business entities for annual and interim periods beginning after December 15, 2018. The Company has adopted FASB ASC Topic Leases through the application of the modified retrospective transition approach. In addition, the Company employed certain practical expedients permitted under the guidance and utilized its incremental borrowing rate in determining the present value of lease payments, not yet paid. The adoption of this guidance did not have a material impact on the Company’s consolidated statements of operations and financial position. The Company determined it was not required to record a cumulative effect adjustment to opening retained earnings as of January 1, 2019.
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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Among other things, ASU 2017-04 requires the following: (1) the elimination of step two of the goodwill impairment test; entities will no longer utilize the implied fair value of their assets and liabilities for purposes of testing goodwill for impairment, (2) the quantitative portion of the goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount; an impairment charge is to be recognized for the excess of carrying amount over fair value, but only to the extent of the amount of goodwill allocated to that reporting unit, and (3) foreign currency translation adjustments are not to be allocated to a reporting unit from an entity’s accumulated other comprehensive income (loss); the reporting unit’s carrying amount should include only the currently translated balances of the assets and liabilities assigned to the reporting unit. ASU 2017-04 is effective for public business entities that are SEC filers for annual periods, or any interim goodwill impairment tests in annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of this guidance; however, it is not expected to have a material impact on the Company’s consolidated statements of operations and financial position.
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
NOTE 3.     ACQUISITION OF TOKIO MILLENNIUM RE
Overview
The aggregate consideration for the TMR Stock Purchase, which closed on March 22, 2019, was $1.6 billion, consisting of cash, RenaissanceRe common shares and a special dividend from the TMR Group Entities, as described in more detail below. The aggregate consideration paid at closing for the TMR Stock Purchase was based on the closing tangible book value of the TMR Group Entities, subject to a post-closing adjustment under the terms of the TMR Stock Purchase Agreement. During the second quarter of 2019 the parties determined that no closing adjustment was required.
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
The Company recorded certain corporate expenses associated with the acquisition of the TMR Group Entities as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Compensation-related costs	$9,187	$15,861
Transaction-related costs	1,946	14,838
Integration-related costs	3,355	9,304
Total corporate expenses associated with the acquisition of the TMR Group Entities	$14,488	$40,003

Purchase Price
The Company's total purchase price for the TMR Group Entities was calculated as follows:

Special Dividend
Special Dividend paid to common shareholders of Tokio and holders of Tokio equity awards		$500,000
RenaissanceRe common shares
Common shares issued by RenaissanceRe to Tokio	1,739,071
Common share price of RenaissanceRe (1)	$143.75
Market value of RenaissanceRe common shares issued by RenaissanceRe to Tokio		249,998
Cash consideration
Cash consideration paid by RenaissanceRe as acquisition consideration		813,595
Total purchase price		1,563,593
Less: Special Dividend paid to Tokio		(500,000)
Net purchase price		$1,063,593

(1)	RenaissanceRe common share price is based on the 30-day trailing volume weighted average price of $143.7539 as of market close on March 15, 2019, which approximates fair value.

Fair Value of Net Assets Acquired and Liabilities Assumed
The purchase price was allocated to the acquired assets and liabilities of the Company based on estimated fair values on March 22, 2019, the date the transaction closed, as detailed below. During the quarter ended March 31, 2019, the Company recognized goodwill of $13.1 million, based on foreign exchange rates on March 22, 2019, attributable to the excess of the purchase price over the fair value of the net assets of the acquired TMR Group Entities. The Company recognized identifiable finite lived intangible assets of $11.2 million, which will be amortized over a weighted average period of 10.5 years, identifiable indefinite lived intangible assets of $6.8 million, and certain other adjustments to the fair values of the assets acquired, liabilities assumed and shareholders’ equity of the TMR Group Entities at March 22, 2019, based on foreign exchange rates on March 22, 2019, as summarized in the table below:

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

An explanation of the significant fair value adjustments and related future amortization is as follows:

•
Net deferred acquisition costs and value of business acquired (“VOBA”) - to reflect the elimination of the TMR Group Entities’ net deferred acquisition costs, partially offset by the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. The adjustment for VOBA will be amortized to acquisition expenses over approximately two years, as the contracts for business in-force as of the acquisition date expire. VOBA at March 22, 2019 was $287.6 million;

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
Identifiable intangible assets and accumulated amortization at June 30, 2019, consisted of the following, based on foreign exchange rates on March 22, 2019, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Top broker relationships	$10,000	10.0 years
Renewal rights	1,200	15.0 years
Insurance licenses	6,800	Indefinite
Gross identifiable intangible assets related to the acquisition of the TMR Group Entities, at March 22, 2019	18,000
Accumulated amortization (from March 22, 2019 through June 30, 2019)	270
Net identifiable intangible assets related to the acquisition of the TMR Group Entities at June 30, 2019	$17,730

Amortization from the acquisition date, March 22, 2019, through June 30, 2019 was included in the Company's consolidated statements of operations for the three and six months ended June 30, 2019.
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
Financial Results
The following table summarizes the net contribution from the acquisition of the TMR Group Entities since March 22, 2019 that have been included in the Company's consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2019. The operating activities of the TMR Group Entities from the acquisition date, March 22, 2019, through June 30, 2019 are included in the Company’s consolidated statements of operations for the three and six month ended June 30, 2019.

The unaudited net contribution of the acquisition and integration of the TMR Group Entities is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that may be achieved in the future. These results are not used as a part of management analysis of the financial performance of the Company’s business. These results, where possible, are adjusted for transaction and integration related costs. However, these results do not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may be achieved in the future. These results involve significant estimates and are not indicative of the future results of the acquired TMR Group Entities, which will be further impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity’s operating structure, as well as the impact of changes in other business and capital management strategies.

Since the acquisition date, a growing number of underlying policies have been underwritten onto different legal entities, staffing has been allocated to new activities, and reinsurance has been purchased to cover combined risks, only some of which would have been reflected in the underlying legacy TMR Group Entities results. In future quarters, the summary results of the TMR Group Entities will become increasingly impracticable to produce, and even less indicative of the results of the acquired TMR Group Entities, given the significant estimates involved and the nature and pace of our integration activities, which are intended to integrate the TMR Group Entities as quickly as possible.

	Three months ended June 30, 2019	Six months ended June 30, 2019
Total revenues	$416,830	$416,830
Net income available to RenaissanceRe common shareholders (1)	$90,915	$65,396

(1)
Includes $14.5 million and $40.0 million of corporate expenses associated with the acquisition of the TMR Group Entities for the three and six months ended June 30, 2019, respectively. The Company recorded $25.5 million of corporate expenses associated with the acquisition of the TMR Group Entities for the three months ended March 31, 2019.

Taxation
A net deferred tax liability of $5.7 million was established in conjunction with the acquisition of the TMR Group Entities. A valuation allowance of $35.7 million has been recorded against the TMR Group Entities deferred tax assets, a predominant amount of which was related to the TMR Group Entities’ U.S. operations and was recorded prior to acquisition of the TMR Group Entities.
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the three and six months ended June 30, 2019 and 2018, respectively, and assumes the acquisition of the TMR Group Entities occurred on January 1, 2018. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2018 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of the TMR Group Entities. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of the TMR Group Entities, as they are nonrecurring.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total revenues	$1,238,380	$822,840	$2,386,526	$1,548,109
Net income available to RenaissanceRe common shareholders	$367,854	$222,936	$698,248	$250,541

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
NOTE 4.INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2019	December 31, 2018
U.S. treasuries	$3,961,306	$3,331,411
Agencies	334,923	174,883
Municipal	2,859	6,854
Non-U.S. government	370,505	279,818
Non-U.S. government-backed corporate	207,668	160,063
Corporate	3,268,511	2,450,244
Agency mortgage-backed	1,167,735	817,880
Non-agency mortgage-backed	266,963	278,680
Commercial mortgage-backed	374,584	282,294
Asset-backed	524,612	306,743
Total fixed maturity investments trading	$10,479,666	$8,088,870

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2019	Amortized Cost	Fair Value
Due in less than one year	$618,766	$616,578
Due after one through five years	5,104,023	5,176,183
Due after five through ten years	1,841,585	1,896,176
Due after ten years	450,065	456,835
Mortgage-backed	1,785,109	1,809,282
Asset-backed	524,770	524,612
Total	$10,324,318	$10,479,666

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2019	December 31, 2018
Financials	$211,756	$200,357
Communications and technology	24,621	42,333
Industrial, utilities and energy	13,486	24,520
Consumer	11,811	20,639
Healthcare	9,791	18,925
Basic materials	2,181	3,478
Total	$273,646	$310,252

Pledged Investments
At June 30, 2019, $7.0 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2018 - $5.7 billion). Of this amount, $2.9 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2018 - $2.0 billion).
Reverse Repurchase Agreements
At June 30, 2019, the Company held $189.0 million (December 31, 2018 - $3.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Fixed maturity investments	$88,106	$50,416	$149,589	$96,059
Short term investments	17,807	7,633	29,651	12,937
Equity investments	916	1,490	1,943	2,188
Other investments
Private equity investments	10,309	3,860	12,763	3,426
Other	630	10,658	7,875	18,681
Cash and cash equivalents	2,306	1,039	3,823	1,604
	120,074	75,096	205,644	134,895
Investment expenses	(4,242)	(3,740)	(8,350)	(7,063)
Net investment income	$115,832	$71,356	$197,294	$127,832

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Gross realized gains	$28,512	$5,133	$52,885	$9,716
Gross realized losses	(7,217)	(26,519)	(30,160)	(52,372)
Net realized gains (losses) on fixed maturity investments	21,295	(21,386)	22,725	(42,656)
Net unrealized gains (losses) on fixed maturity investments trading	121,991	(9,420)	225,913	(64,792)
Net realized and unrealized gains (losses) on investments-related derivatives	37,173	1,038	50,969	(3,326)
Net realized gains on equity investments trading sold during the period	31,899	348	30,738	582
Net unrealized (losses) gains on equity investments trading still held at reporting date	(18,355)	11,519	34,303	10,147
Net realized and unrealized gains on equity investments trading	13,544	11,867	65,041	10,729
Net realized and unrealized gains (losses) on investments	$194,003	$(17,901)	$364,648	$(100,045)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,961,306	$3,961,306	$—	$—
Agencies	334,923	—	334,923	—
Municipal	2,859	—	2,859	—
Non-U.S. government	370,505	—	370,505	—
Non-U.S. government-backed corporate	207,668	—	207,668	—
Corporate	3,268,511	—	3,268,511	—
Agency mortgage-backed	1,167,735	—	1,167,735	—
Non-agency mortgage-backed	266,963	—	266,963	—
Commercial mortgage-backed	374,584	—	374,584	—
Asset-backed	524,612	—	524,612	—
Total fixed maturity investments	10,479,666	3,961,306	6,518,360	—
Short term investments	4,579,171	—	4,579,171	—
Equity investments trading	273,646	273,646	—	—
Other investments
Catastrophe bonds	652,668	—	652,668	—
Private equity investments (1)	270,246	—	—	74,810
Senior secured bank loan funds (1)	20,591	—	—	—
Hedge funds (1)	11,932	—	—	—
Total other investments	955,437	—	652,668	74,810
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	7,942	—	—	7,942
Derivatives (3)	554	(207)	761	—
Total other assets and (liabilities)	8,496	(207)	761	7,942
	$16,296,416	$4,234,745	$11,750,960	$82,752

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at June 30, 2019 was $42.4 million of other assets and $34.4 million of other liabilities.

(3)	See “Note 14. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,331,411	$3,331,411	$—	$—
Agencies	174,883	—	174,883	—
Municipal	6,854	—	6,854	—
Non-U.S. government	279,818	—	279,818	—
Non-U.S. government-backed corporate	160,063	—	160,063	—
Corporate	2,450,244	—	2,450,244	—
Agency mortgage-backed	817,880	—	817,880	—
Non-agency mortgage-backed	278,680	—	278,680	—
Commercial mortgage-backed	282,294	—	282,294	—
Asset-backed	306,743	—	306,743	—
Total fixed maturity investments	8,088,870	3,331,411	4,757,459	—
Short term investments	2,586,520	—	2,586,520	—
Equity investments trading	310,252	310,252	—	—
Other investments
Catastrophe bonds	516,571	—	516,571	—
Private equity investments (1)	242,647	—	—	54,545
Senior secured bank loan funds (1)	14,482	—	—	—
Hedge funds (1)	11,233	—	—	—
Total other investments	784,933	—	516,571	54,545
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(8,359)	—	—	(8,359)
Derivatives (3)	12,399	484	11,915	—
Total other assets and (liabilities)	4,040	484	11,915	(8,359)
	$11,774,615	$3,642,147	$7,872,465	$46,186

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
U.S. treasuries
Level 1 - At June 30, 2019, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 1.8% and a weighted average credit quality of AA (December 31, 2018 - 2.5% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2019, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 2.3% and a weighted average credit quality of AA (December 31, 2018 - 3.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At June 30, 2019, the Company’s municipal fixed maturity investments had a weighted average yield to maturity of 3.2% and a weighted average credit quality of AA (December 31, 2018 - 4.8% and A, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government
Level 2 - At June 30, 2019, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 2.0% and a weighted average credit quality of AAA (December 31, 2018 - 2.7% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At June 30, 2019, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 2.2% and a weighted average credit quality of AA (December 31, 2018 - 2.8% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2019, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 3.2% and a weighted average credit quality of A (December 31, 2018 - 4.9% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At June 30, 2019, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 2.9%, a weighted average credit quality of AA and a weighted average life of 4.8 years (December 31, 2018 - 3.5%, AA and 7.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to be announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At June 30, 2019, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.6%, a weighted average credit quality of non-investment grade, and a weighted average life of 4.5 years (December 31, 2018 - 4.4%, non-investment grade and 4.7 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at June 30, 2019 had a weighted average yield to maturity of 4.1%, a weighted average credit quality of non-investment grade and a weighted average life of 6.4 years (December 31, 2018 - 4.7%, non-investment grade and 6.3 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At June 30, 2019, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.8%, a weighted average credit quality of AAA, and a weighted average life of 5.4 years (December 31, 2018 - 3.6%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2019, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 3.6%, a weighted average credit quality of AAA and a weighted average life of 3.5 years (December 31, 2018 - 4.3%, AAA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At June 30, 2019, the Company’s short term investments had a weighted average yield to maturity of 2.0% and a weighted average credit quality of AAA (December 31, 2018 - 2.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2019	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$10,401	External valuation model	Indicative pricing	$—	$104.58	$104.01
Private equity investments	64,409	Internal valuation model	Liquidity discount	n/a	n/a	12.5%
Total other investments	74,810
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	382	Internal valuation model	Bond price	$100.50	$106.35	$103.73
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(9,396)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$10,628
			Expected loss ratio	n/a	n/a	37.1%
			Discount rate	n/a	n/a	1.8%
Assumed and ceded (re)insurance contracts	16,956	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%

Total other assets and (liabilities)	7,942
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$82,752

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2019	$63,695	$11,827	$75,522
Total realized and unrealized gains (losses)
Included in other income (loss)	3,493	(935)	2,558
Total foreign exchange losses	(7)	—	(7)
Purchases	7,629	(2,950)	4,679
Sales	—	—	—
Settlements	—	—	—
Balance - June 30, 2019	$74,810	$7,942	$82,752

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2019	$54,545	$(8,359)	$46,186
Total realized and unrealized gains (losses)
Included in other income (loss)	2,382	158	2,540
Total foreign exchange losses	(8)	—	(8)
Purchases	17,891	(3,847)	14,044
Settlements	—	20	20
Amounts acquired (1)	—	19,970	19,970
Balance - June 30, 2019	$74,810	$7,942	$82,752

(1)
Represents the fair value of the other assets acquired from the TMR Group Entities, measured at fair value on a recurring basis using Level 3 inputs at March 22, 2019. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities.

Other assets and (liabilities)
Balance - April 1, 2018	$(2,780)
Total realized and unrealized gains
Included in other income (loss)	439
Purchases	323
Balance - June 30, 2018	$(2,018)

Other assets and (liabilities)
Balance - January 1, 2018	$(2,952)
Total realized and unrealized gains
Included in other income (loss)	645
Purchases	289
Balance - June 30, 2018	$(2,018)

Other investments
Private equity investments
Level 3 - At June 30, 2019, the Company’s other investments included a $10.4 million private equity investment which is recorded at fair value, with the fair value obtained through the receipt of an indicative pricing obtained from the insurance manager of the security. The Company considers the price obtained to be unobservable, as there is little, if any, market activity for this security. This unobservable input in isolation can cause significant increases or decreases in fair value. Generally, an increase in the indicative pricing would result in an increase in the fair value of this private equity investment.
Level 3 - At June 30, 2019, the Company’s other investments included $64.4 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rates are applied to each of the comparable net tangible book value multiples which are used to determine fair value. The comparable net tangible book value multiples are observable and based on the trading multiples of public industry peers of the underlying entity. Generally, an increase in the liquidity discount rate would result in a decrease in the fair value of this private equity investment.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At June 30, 2019, the Company had a $0.4 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2019, the Company had a $9.4 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Level 3 - At June 30, 2019, the Company had a $17.0 million net asset related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of internal valuation models. The inputs to the models are primarily based on the unexpired period of risk and an evaluation of the probability of loss. The fair value of the contracts are sensitive to loss-triggering events. In the event of a loss, the Company would adjust the fair value of the contract to account for a recovery or liability in accordance with the contract terms and the estimate of exposure under the contract. The inputs for the contracts are based on management’s evaluation and are unobservable.

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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2019 were debt obligations of $1.4 billion (December 31, 2018 - $991.1 million). At June 30, 2019, the fair value of the Company’s debt obligations was $1.4 billion (December 31, 2018 – $974.7 million).
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

	June 30, 2019	December 31, 2018
Other investments	$955,437	$784,933
Other assets	$42,372	$4,968
Other liabilities	$34,430	$13,327

Included in net investment income for the three and six months ended June 30, 2019 were net unrealized losses of $0.8 million and net unrealized gains of $2.2 million, respectively, related to the changes in fair value of other investments (2018 – net unrealized gains of $7.2 million and $8.7 million, respectively). Included in other income (loss) for the three and six months ended June 30, 2019 were net unrealized gains of $Nil and $Nil, respectively, related to the changes in the fair value of other assets and liabilities (2018 - net unrealized gains of $Nil and gains of $Nil, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2019	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity investments	$195,436	$372,916	See below	See below	See below
Senior secured bank loan funds	20,591	11,977	See below	See below	See below
Hedge funds	11,932	—	See below	See below	See below
Total other investments measured using net asset valuations	$227,959	$384,893

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
Senior secured bank loan funds – At June 30, 2019, the Company had $20.6 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – At June 30, 2019, the Company had $11.9 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the shareholder.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Premiums written
Direct	$99,538	$90,573	$210,506	$175,740
Assumed	1,377,370	886,770	2,830,697	1,961,255
Ceded	(453,943)	(372,834)	(1,089,207)	(869,442)
Net premiums written	$1,022,965	$604,509	$1,951,996	$1,267,553
Premiums earned
Direct	$90,638	$69,904	$180,452	$139,936
Assumed	1,202,144	601,735	1,967,577	1,207,218
Ceded	(381,280)	(242,255)	(686,499)	(477,487)
Net premiums earned	$911,502	$429,385	$1,461,530	$869,667
Claims and claim expenses
Gross claims and claim expenses incurred	$752,056	$76,945	$1,090,175	$302,687
Claims and claim expenses recovered	(298,683)	(16,778)	(409,767)	(70,817)
Net claims and claim expenses incurred	$453,373	$60,167	$680,408	$231,870

At June 30, 2019, the Company’s reinsurance recoverable balance was $2.9 billion (December 31, 2018 - $2.4 billion). Of the Company’s reinsurance recoverable balance at June 30, 2019, 59.4% is fully collateralized by our reinsurers, 37.6% is recoverable from reinsurers rated A- or higher by major rating agencies and 3.0% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2018 - 60.8%, 38.0% and 1.2%, respectively). The reinsurers with the three largest balances accounted for 13.3%, 7.0% and 6.5%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2019 (December 31, 2018 - 15.5%, 6.7% and 6.5%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.8 million at June 30, 2019 (December 31, 2018 - $9.0 million). The three largest company-specific components of the valuation allowance represented 15.0%, 7.5% and 6.5%, respectively, of the Company’s total valuation allowance at June 30, 2019 (December 31, 2018 - 16.2%, 14.8% and 12.3%, respectively).
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2019	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,191,810	$1,635,595	$791,628	$3,619,033
Casualty and Specialty	1,450,805	128,701	3,280,133	4,859,639
Other	3,010	—	3,166	6,176
Total	$2,645,625	$1,764,296	$4,074,927	$8,484,848

At December 31, 2018
Property	$690,718	$1,308,307	$1,087,229	$3,086,254
Casualty and Specialty	771,537	116,877	2,096,979	2,985,393
Other	1,458	—	3,166	4,624
Total	$1,463,713	$1,425,184	$3,187,374	$6,076,271

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2019	2018
Net reserves as of beginning of period	$3,704,050	$3,493,778
Net incurred related to:
Current year	684,481	419,434
Prior years	(4,073)	(187,564)
Total net incurred	680,408	231,870
Net paid related to:
Current year	52,332	23,902
Prior years	570,561	445,790
Total net paid	622,893	469,692
Amounts acquired (1)	1,858,775	—
Foreign exchange	(642)	(8,602)
Net reserves as of end of period	5,619,698	3,247,354
Reinsurance recoverable as of end of period	2,865,150	1,454,991
Gross reserves as of end of period	$8,484,848	$4,702,345

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2019	2018
	(Favorable) adverse development	(Favorable) adverse development
Property	$12,640	$(170,707)
Casualty and Specialty	(16,730)	(16,787)
Other	17	(70)
Total net favorable development of prior accident years net claims and claim expenses	$(4,073)	$(187,564)

Changes to prior year estimated claims reserves increased the Company’s net income by $4.1 million during the six months ended June 30, 2019 (2018 - increased the Company’s net income by $187.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.

Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30,	2019
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(56,234)
New Zealand Earthquake (2011)	(7,485)
Tohoku Earthquake and Tsunami (2011)	(4,693)
New Zealand Earthquake (2010)	25,865
2018 Large Loss Events	52,132
Other	(12,275)
Total large catastrophe events	(2,690)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	9,521
Total small catastrophe events and attritional loss movements	9,521
Total catastrophe and attritional net claims and claim expenses	6,831
Actuarial assumption changes	5,809
Total net adverse development of prior accident years net claims and claim expenses	$12,640

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2019 of $12.6 million was comprised of net favorable development of $2.7 million related to large catastrophe events, net adverse development of $9.5 million related to small catastrophe events and attritional loss movements and net adverse development of $5.8 million related to actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large catastrophe events was $56.2 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”), more than offset by $52.1 million of net increases in the estimated ultimate losses associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018 and Hurricane Michael (collectively, the “2018 Large Loss Events”) and $25.9 million of net increases in the estimated ultimate losses associated with the 2010 New Zealand Earthquake.
The Company’s Property segment also experienced net adverse development of $9.5 million associated with a number of other small catastrophe events and attritional loss movements primarily driven by increases in the estimated ultimate net claims and claim expenses within the Company’s other property class of business.

Six months ended June 30,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(156,213)
Total large catastrophe events	(156,213)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(8,812)
Total small catastrophe events and attritional loss movements	(8,812)
Total catastrophe and attritional net claims and claim expenses	(165,025)
Actuarial assumption changes	(5,682)
Total net favorable development of prior accident years net claims and claim expenses	$(170,707)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2018 of $170.7 million was comprised of net favorable development of $156.2 million related to the 2017 Large Loss Events and net favorable development of $8.8 million related to small catastrophe events and attritional loss movements. In addition, the Company’s Property segment experienced net favorable development of $5.7 million related to actuarial assumption changes associated with the other property class of business.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2019	2018
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(28,850)	$(9,001)
Actuarial assumption changes	12,120	(7,786)
Total net favorable development of prior accident years net claims and claim expenses	$(16,730)	$(16,787)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $16.7 million in the six months ended June 30, 2019 was comprised of net favorable development of $28.9 million related to reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business, partially offset by net adverse development of $12.1 million associated with actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment was $16.8 million in the six months ended June 30, 2018 driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business.

NOTE 8.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2018.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$409,760	$391,016	$—	$—
3.450% Senior Notes due 2027	304,620	296,043	283,680	295,797
3.700% Senior Notes due 2025	311,763	297,871	292,557	297,688
5.750% Senior Notes due 2020	255,650	249,766	255,938	249,602
4.750% Senior Notes due 2025 (DaVinciRe) (1)	150,225	148,194	142,539	148,040
Total debt	$1,432,018	$1,382,890	$974,714	$991,127

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2019	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	32,009
Secured Letter of Credit Facility with Citibank Europe	238,267
Renaissance Reinsurance FAL Facility	255,000
Mizuho Letters of Credit (2)	188,873
Mitsubishi Letters of Credit (2)	154,521
Credit Suisse Letter of Credit Facility	111,052
Uncommitted, Unsecured Letter of Credit Facility with Citibank Europe	221,909
Total credit facilities in U.S. dollars	$1,201,631

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At June 30, 2019, no amounts were issued or drawn under these facilities.

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
Uncommitted Standby Letter of Credit Facility with Wells Fargo
Effective June 21, 2019, the Company, and certain of its affiliates, Renaissance Reinsurance, Renaissance Reinsurance U.S., DaVinci and RenaissanceRe Europe (such affiliates, collectively, the “Wells Fargo Applicants”) entered into an Amended and Restated Standby Letter of Credit Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) which amended and restated the Standby Letter of Credit Agreement, dated as of December 23, 2014 (as amended, the “Wells Fargo A&R LC Agreement”). The Wells Fargo A&R LC Agreement provides for an uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the Wells Fargo Applicants. As of the effective date of the Wells Fargo A&R LC Agreement, all letters of credit that were issued and outstanding under the prior agreement were deemed issued under and governed by the terms and conditions of the Wells Fargo A&R LC Agreement and RenaissanceRe Europe was added as a new Wells Fargo Applicant. The obligations of the Wells Fargo Applicants other than DaVinci are guaranteed by the Company. The Wells Fargo A&R LC Agreement provides the Wells Fargo Applicants with the ability to request secured letter of credit issuances, and also includes an option for Wells Fargo Applicants to request the issuance of up to $25 million of unsecured letters of credit (outstanding on such request date).The Wells Fargo A&R LC Agreement contains representations, warranties and covenants in respect of the Company and the Wells Fargo Applicants that are customary for facilities of this type. Under the Wells Fargo A&R LC Agreement, each Wells Fargo Applicant is required to pledge eligible collateral having a value sufficient to cover all of its obligations under the Wells Fargo A&R LC Agreement with respect to secured letters of credit issued for its account. In the case of an event of default under the Wells Fargo A&R LC Agreement, Wells Fargo may exercise certain remedies, including conversion of collateral into cash.
RenaissanceRe Revolving Credit Facility and Secured Letter of Credit Facility with Citibank Europe
In June 2019, the Second Amended and Restated Credit Agreement, dated as of November 9, 2018, between Wells Fargo, the Company, Renaissance Reinsurance, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S., RenaissanceRe Finance Inc., RenRe North America Holdings Inc., and various financial institutions party thereto and the Facility Letter, dated of September 17, 2010, as amended, between CEP, Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S. and Renaissance Reinsurance of Europe were amended to add RenaissanceRe Europe as a party.
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
NOTE 9.NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2019	December 31, 2018
Redeemable noncontrolling interest - DaVinciRe	$1,431,101	$1,034,946
Redeemable noncontrolling interest - Medici	515,915	416,765
Redeemable noncontrolling interest - Vermeer	765,450	599,989
Redeemable noncontrolling interests	$2,712,466	$2,051,700

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Redeemable noncontrolling interest - DaVinciRe	$59,855	$50,252	$122,388	$71,205
Redeemable noncontrolling interest - Medici	1,704	4,231	4,185	13,177
Redeemable noncontrolling interest - Vermeer	10,253	—	15,461	—
Net income attributable to redeemable noncontrolling interests	$71,812	$54,483	$142,034	$84,382

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 21.9% at June 30, 2019 (December 31, 2018 - 22.1%).
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
2019
Effective June 1, 2019, DaVinciRe completed an equity capital raise of $349.2 million, comprised of $263.1 million from third-party investors and $86.1 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $11.6 million of its shares in DaVinciRe to a third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 21.9%, effective June 1, 2019.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$1,097,245	$1,032,543	$1,034,946	$1,011,659
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(698)	(370)	(932)	(439)
Sale of shares to redeemable noncontrolling interests	274,699	—	274,699	—
Net income attributable to redeemable noncontrolling interest	59,855	50,252	122,388	71,205
Ending balance	$1,431,101	$1,082,425	$1,431,101	$1,082,425

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
2019
During the six months ended June 30, 2019, third-party investors subscribed for $132.4 million and redeemed $37.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.9% at June 30, 2019.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$406,958	$392,821	$416,765	$284,847
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(21,556)	(42,792)	(37,440)	(43,503)
Sale of shares to redeemable noncontrolling interests	128,809	56,743	132,405	156,482
Net income attributable to redeemable noncontrolling interest	1,704	4,231	4,185	13,177
Ending balance	$515,915	$411,003	$515,915	$411,003

Redeemable Noncontrolling Interest – Vermeer
Vermeer is an exempted Bermuda reinsurer that provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. The Company maintains majority voting control of Vermeer, while the sole third-party investor, PGGM, retains all of the economic benefits. The Company concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. The portion of Vermeer’s earnings owned by PGGM is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2018
During the three months ended December 31, 2018, PGGM subscribed for $600.0 million of the participating, non-voting common shares of Vermeer and the Company subscribed for $1 thousand of all the voting, non-participating shares of Vermeer.
2019
During the three months ended June 30, 2019, PGGM subscribed for $150.0 million of the participating, non-voting common shares of Vermeer.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Beginning balance	$605,197	$—	$599,989	$—
Sale of shares to redeemable noncontrolling interest	150,000	—	150,000	—
Net income attributable to redeemable noncontrolling interest	10,253	—	15,461	—
Ending balance	$765,450	$—	$765,450	$—

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
2019
During the six months ended June 30, 2019, Upsilon RFO returned $74.0 million of capital to its investors. In addition, during the six months ended June 30, 2019, $604.8 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $100.0 million to the Company. At June 30, 2019, the Company’s participation in the risks assumed by Upsilon RFO was 16.4%.
At June 30, 2019, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $2.8 billion and $2.8 billion, respectively (December 31, 2018 - $2.2 billion and $2.2 billion, respectively).
Vermeer
Vermeer is an exempted Bermuda reinsurer that provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is considered a VIE as it has voting rights that are not proportional to its participating rights. The Company is the primary beneficiary of Vermeer as it has the power over the activities that most significantly impact the economic performance of Vermeer and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Vermeer, in accordance with the accounting guidance. The portion of Vermeer’s earnings owned by PGGM is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. See “Note 9. Noncontrolling Interests” for additional information regarding Vermeer. Other than the Company’s minimal equity investment, it has not provided any financial or other support to Vermeer that it was not contractually required to provide.
At June 30, 2019, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $807.5 million and $38.7 million, respectively (December 31, 2018 - $600.4 million and $0.4 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $765.5 million at June 30, 2019 (December 31, 2018 - $600.0 million).

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $1.0 million at June 30, 2019 (December 31, 2018 - $6.0 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums written of $47 thousand and ceded premiums earned of $47 thousand during the six months ended June 30, 2019 (2018 - $9.1 million and $3.1 million, respectively). During the six months ended June 30, 2019, Renaissance Reinsurance ceded $7.5 million of net claims and claim expenses to Fibonacci Re (2018 - $Nil) and as of June 30, 2019 had a net reinsurance recoverable of $7.5 million from Fibonacci Re (December 31, 2018 - $Nil).
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of June 30, 2019 the Company has invested $1.7 million in Langhorne Holdings (December 31, 2018 - $1.3 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of June 30, 2019 the Company has invested $0.1 million in Langhorne Partners (December 31, 2018 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Shima Re and Norwood Re
Shima Re and Norwood Re were acquired on March 22, 2019 in connection with the acquisition of the TMR Group Entities. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities. Shima Re is a Bermuda domiciled Class 3 insurer. Norwood Re is a Bermuda domiciled SPI and is wholly owned by the Norwood Re Purpose Trust. Shima Re and Norwood Re are each registered as a segregated accounts company and each provides third-party investors with access to reinsurance risk. The maximum exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto.
Shima Re and Norwood Re are considered VIEs as they have voting rights that are not proportional to their participating rights. The Company evaluated its relationships with Shima Re and Norwood Re and concluded it is not the primary beneficiary of any segregated account, as it does not have power over the activities that most significantly impact the economic performance of any segregated account. As a result, the Company does not consolidate the financial position or results of operations of Shima Re, Norwood Re or their segregated accounts. The Company has not provided any financial or other support to any segregated account of Shima Re or Norwood Re that it was not contractually required to provide.
NOTE 11.SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.34 per common share, payable to common shareholders of record on March 15, 2019 and June 14, 2019, respectively, and the Company paid the dividends on March 29, 2019 and June 28, 2019, respectively.
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
During the six months ended June 30, 2019, the Company paid $18.4 million in preference share dividends (2018 - $11.2 million) and $29.4 million in common share dividends (2018 - $26.5 million).
TMR Stock Purchase
On March 22, 2019, in connection with the closing of the TMR Stock Purchase, the Company issued 1,739,071 of its common shares to Tokio as part of the aggregate consideration payable to Tokio under the TMR Stock Purchase Agreement. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities.

Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2019, the Company did not repurchase any of its common shares. At June 30, 2019, $500.0 million remained available for repurchase under the share repurchase program.
NOTE 12.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income available to RenaissanceRe common shareholders	$367,854	$191,788	$641,571	$248,501
Amount allocated to participating common shareholders (1)	(4,393)	(2,174)	(7,483)	(2,583)
Net income allocated to RenaissanceRe common shareholders	$363,461	$189,614	$634,088	$245,918
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,483	39,641	42,774	39,597
Per common share equivalents of employee stock options and restricted shares	38	13	32	25
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	43,521	39,654	42,806	39,622
Net income available to RenaissanceRe common shareholders per common share – basic	$8.36	$4.78	$14.82	$6.21
Net income available to RenaissanceRe common shareholders per common share – diluted	$8.35	$4.78	$14.81	$6.21

(1)
Represents earnings attributable to holders of unvested restricted shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 13.SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to acquisitions and the remnants of its former Bermuda-based insurance operations. The results of operations of the TMR Group Entities from March 22, 2019, through June 30, 2019, are reflected in the Company’s existing reportable segments for the three and six months ended June 30, 2019.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty, each of whom operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$839,200	$637,708	$—	$1,476,908
Net premiums written	$544,115	$478,850	$—	$1,022,965
Net premiums earned	$425,013	$486,489	$—	$911,502
Net claims and claim expenses incurred	146,874	306,501	(2)	453,373
Acquisition expenses	89,711	137,963	(192)	227,482
Operational expenses	36,764	23,016	34	59,814
Underwriting income (loss)	$151,664	$19,009	$160	170,833
Net investment income			115,832	115,832
Net foreign exchange gains			9,309	9,309
Equity in earnings of other ventures			6,812	6,812
Other income			922	922
Net realized and unrealized gains on investments			194,003	194,003
Corporate expenses			(23,847)	(23,847)
Interest expense			(15,534)	(15,534)
Income before taxes and redeemable noncontrolling interests				458,330
Income tax expense			(9,475)	(9,475)
Net income attributable to redeemable noncontrolling interests			(71,812)	(71,812)
Dividends on preference shares			(9,189)	(9,189)
Net income available to RenaissanceRe common shareholders				$367,854

Net claims and claim expenses incurred – current accident year	$136,111	$317,029	$—	$453,140
Net claims and claim expenses incurred – prior accident years	10,763	(10,528)	(2)	233
Net claims and claim expenses incurred – total	$146,874	$306,501	$(2)	$453,373

Net claims and claim expense ratio – current accident year	32.0%	65.2%		49.7%
Net claims and claim expense ratio – prior accident years	2.6%	(2.2)%		—%
Net claims and claim expense ratio – calendar year	34.6%	63.0%		49.7%
Underwriting expense ratio	29.7%	33.1%		31.6%
Combined ratio	64.3%	96.1%		81.3%

Six months ended June 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,871,584	$1,169,619	$—	$3,041,203
Net premiums written	$1,108,345	$843,651	$—	$1,951,996
Net premiums earned	$715,758	$745,772	$—	$1,461,530
Net claims and claim expenses incurred	202,957	477,434	17	680,408
Acquisition expenses	143,450	208,175	(192)	351,433
Operational expenses	65,308	39,405	34	104,747
Underwriting income (loss)	$304,043	$20,758	$141	324,942
Net investment income			197,294	197,294
Net foreign exchange gains			6,463	6,463
Equity in earnings of other ventures			11,473	11,473
Other income			4,093	4,093
Net realized and unrealized gains on investments			364,648	364,648
Corporate expenses			(62,636)	(62,636)
Interest expense			(27,288)	(27,288)
Income before taxes and redeemable noncontrolling interests				818,989
Income tax expense			(17,006)	(17,006)
Net income attributable to redeemable noncontrolling interests			(142,034)	(142,034)
Dividends on preference shares			(18,378)	(18,378)
Net income available to RenaissanceRe common shareholders				$641,571

Net claims and claim expenses incurred – current accident year	$190,317	$494,164	$—	$684,481
Net claims and claim expenses incurred – prior accident years	12,640	(16,730)	17	(4,073)
Net claims and claim expenses incurred – total	$202,957	$477,434	$17	$680,408

Net claims and claim expense ratio – current accident year	26.6%	66.3%		46.8%
Net claims and claim expense ratio – prior accident years	1.8%	(2.3)%		(0.2)%
Net claims and claim expense ratio – calendar year	28.4%	64.0%		46.6%
Underwriting expense ratio	29.1%	33.2%		31.2%
Combined ratio	57.5%	97.2%		77.8%

Three months ended June 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$552,627	$424,716	$—	$977,343
Net premiums written	$297,832	$306,677	$—	$604,509
Net premiums earned	$204,138	$225,247	$—	$429,385
Net claims and claim expenses incurred	(74,269)	134,524	(88)	60,167
Acquisition expenses	40,850	64,201	1	105,052
Operational expenses	23,810	13,552	181	37,543
Underwriting income (loss)	$213,747	$12,970	$(94)	226,623
Net investment income			71,356	71,356
Net foreign exchange losses			(10,687)	(10,687)
Equity in earnings of other ventures			5,826	5,826
Other income			1,225	1,225
Net realized and unrealized losses on investments			(17,901)	(17,901)
Corporate expenses			(8,301)	(8,301)
Interest expense			(11,768)	(11,768)
Income before taxes and redeemable noncontrolling interests				256,373
Income tax expense			(4,506)	(4,506)
Net income attributable to redeemable noncontrolling interests			(54,483)	(54,483)
Dividends on preference shares			(5,596)	(5,596)
Net income available to RenaissanceRe common shareholders				$191,788

Net claims and claim expenses incurred – current accident year	$68,876	$147,520	$—	$216,396
Net claims and claim expenses incurred – prior accident years	(143,145)	(12,996)	(88)	(156,229)
Net claims and claim expenses incurred – total	$(74,269)	$134,524	$(88)	$60,167

Net claims and claim expense ratio – current accident year	33.7%	65.5%		50.4%
Net claims and claim expense ratio – prior accident years	(70.1)%	(5.8)%		(36.4)%
Net claims and claim expense ratio – calendar year	(36.4)%	59.7%		14.0%
Underwriting expense ratio	31.7%	34.5%		33.2%
Combined ratio	(4.7)%	94.2%		47.2%

Six months ended June 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,259,595	$877,400	$—	$2,136,995
Net premiums written	$651,909	$615,644	$—	$1,267,553
Net premiums earned	$429,187	$440,480	$—	$869,667
Net claims and claim expenses incurred	(43,662)	275,602	(70)	231,870
Acquisition expenses	81,571	121,191	1	202,763
Operational expenses	50,356	28,145	314	78,815
Underwriting income (loss)	$340,922	$15,542	$(245)	356,219
Net investment income			127,832	127,832
Net foreign exchange losses			(6,930)	(6,930)
Equity in earnings of other ventures			6,683	6,683
Other loss			(17)	(17)
Net realized and unrealized losses on investments			(100,045)	(100,045)
Corporate expenses			(15,034)	(15,034)
Interest expense			(23,535)	(23,535)
Income before taxes and redeemable noncontrolling interests				345,173
Income tax expense			(1,099)	(1,099)
Net income attributable to redeemable noncontrolling interests			(84,382)	(84,382)
Dividends on preference shares			(11,191)	(11,191)
Net income available to RenaissanceRe common shareholders				$248,501

Net claims and claim expenses incurred – current accident year	$127,045	$292,389	$—	$419,434
Net claims and claim expenses incurred – prior accident years	(170,707)	(16,787)	(70)	(187,564)
Net claims and claim expenses incurred – total	$(43,662)	$275,602	$(70)	$231,870

Net claims and claim expense ratio – current accident year	29.6%	66.4%		48.2%
Net claims and claim expense ratio – prior accident years	(39.8)%	(3.8)%		(21.5)%
Net claims and claim expense ratio – calendar year	(10.2)%	62.6%		26.7%
Underwriting expense ratio	30.8%	33.9%		32.3%
Combined ratio	20.6%	96.5%		59.0%

NOTE 14.DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and to assume risk. The Company’s derivative instruments can be exchange traded or over-the-counter, with over-the-counter derivatives generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities. Commencing in the second quarter of 2019, the Company elected to adopt hedge accounting for certain of its derivative instruments used as hedges of a net investment in a foreign operation.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$87	$85	$2	Other assets	$—	$2
Interest rate swaps	8	—	8	Other assets	—	8
Foreign currency forward contracts (1)	4,980	379	4,601	Other assets	—	4,601
Foreign currency forward contracts (2)	199	199	—	Other assets	—	—
Credit default swaps	115	—	115	Other assets	—	115
Total return swaps	6,550	—	6,550	Other assets	—	6,550
Equity futures	3	—	3	Other assets	—	3
Total	$11,942	$663	$11,279		$—	$11,279

	Derivative Liabilities
At June 30, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$294	$85	$209	Other liabilities	$205	$4
Interest rate swaps	26	—	26	Other liabilities	26	—
Foreign currency forward contracts (1)	8,857	—	8,857	Other liabilities	—	8,857
Foreign currency forward contracts (2)	453	199	254	Other liabilities	—	254
Total derivative instruments not designated as hedges	9,630	284	9,346		231	9,115
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,379	—	1,379	Other liabilities	—	1,379
Total	$11,009	$284	$10,725		$231	$10,494

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts designated as hedges of a net investment in a foreign operation.

	Derivative Assets
At December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$971	636	$335	Other assets	$—	$335
Interest rate swaps	860	—	860	Other assets	—	860
Foreign currency forward contracts (1)	16,459	2,260	14,199	Other assets	—	14,199
Foreign currency forward contracts (2)	3,194	71	3,123	Other assets	—	3,123
Equity futures	1,390	977	413	Other assets	—	413
Total	$22,874	$3,944	$18,930		$—	$18,930

	Derivative Liabilities
At December 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$910	636	$273	Other liabilities	$273	$—
Interest rate swaps	506	—	506	Other liabilities	254	252
Foreign currency forward contracts (1)	4,154	—	4,154	Other liabilities	—	4,154
Foreign currency forward contracts (2)	72	71	1	Other liabilities	—	1
Credit default swaps	1,606	—	1,606	Other liabilities	1,605	1
Equity futures	977	977	—	Other liabilities	—	—
Total	$8,225	$1,684	$6,540		$2,132	$4,408

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
See “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2019	2018
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$23,077	$(115)
Interest rate swaps	Net realized and unrealized gains (losses) on investments	835	241
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(11,616)	(6,374)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	590	1,343
Credit default swaps	Net realized and unrealized gains (losses) on investments	1,046	884
Total return swaps	Net realized and unrealized gains (losses) on investments	4,501	—
Equity futures	Net realized and unrealized gains (losses) on investments	7,714	28
Total derivative instruments not designated as hedges		26,147	(3,993)
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	844	—
Total		$26,991	$(3,993)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2019	2018
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$29,307	$(2,439)
Interest rate swaps	Net realized and unrealized gains (losses) on investments	1,184	135
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(7,174)	369
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(2,281)	652
Credit default swaps	Net realized and unrealized gains (losses) on investments	5,456	(1,037)
Total return swaps	Net realized and unrealized gains (losses) on investments	5,035	—
Equity futures	Net realized and unrealized gains (losses) on investments	9,987	15
Total derivative instruments not designated as hedges		41,514	(2,305)
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	844	—
Total		$42,358	$(2,305)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts designated as hedges of a net investment in a foreign operation.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2019.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2019, the Company had $3.7 billion of notional long positions and $202.3 million of notional short positions of primarily Eurodollar, U.S. treasury and non-U.S. dollar futures contracts (December 31, 2018 - $1.9 billion and $545.8 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At June 30, 2019, the Company had $32.2 million of notional positions paying a fixed rate and $23.5 million receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2018 - $78.4 million and $32.1 million, respectively).
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
Underwriting and Non-Investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2019, the Company had outstanding underwriting related foreign currency contracts of $786.0 million in notional long positions and $820.4 million in notional short positions, denominated in U.S. dollars (December 31, 2018 - $354.1 million and $601.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2019, the Company had outstanding investment portfolio related foreign currency contracts of $128.1 million in notional long positions and $40.7 million in notional short positions, denominated in U.S. dollars (December 31, 2018 - $121.3 million and $42.9 million, respectively).

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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2019, the Company had outstanding credit default swaps of $Nil in notional positions to hedge credit risk and $88.5 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2018 - $1.0 million and $126.2 million, respectively).
Total Return Swaps
During the six months ended June 30, 2019, the Company entered into certain total return swap contracts. The Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At June 30, 2019, the Company had $225.0 million of notional long positions (long credit) and $Nil of notional short positions (short credit), denominated in U.S. dollars.
Equity Derivatives
Equity Futures
The Company uses equity derivatives in its investment portfolio from time to time to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2019, the Company had $Nil notional long position and $Nil notional short position of equity futures, denominated in U.S. dollars (December 31, 2018 - $44.7 million and $Nil, respectively).
Derivative Instruments Designated as Hedges of a Net Investment in a Foreign Operation
Foreign Currency Derivatives
Hedges of a Net Investment in a Foreign Operation
In connection with the acquisition of the TMR Group Entities, the Company acquired certain entities with non-U.S. dollar functional currencies, including RenaissanceRe Europe, Australia Branch, which has an Australian dollar functional currency. The Company has entered into foreign exchange forwards to hedge the Australian dollar net investment in foreign operations, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and the Australian dollar.
The Company utilizes foreign exchange forward contracts to hedge the fair value of its net investment in a foreign operation. During the three and six months ended June 30, 2019, the Company entered into foreign exchange forward contracts that were formally designated as hedges of its investment in RenaissanceRe Europe, Australia Branch. There was no ineffectiveness in these transactions.

The table below provides a summary of derivative instruments designated as hedges of a net investment in a foreign operation, including the weighted average U.S. dollar equivalent of foreign denominated net assets that were hedged and the resulting derivative gain that was recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$80,037	$—	$80,037	$—
Derivative gains (1)	$844	$—	$844	$—

(1)
Derivative gains from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity.

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
Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms, principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2027 with a weighted average lease term of 1.9 years. Included in other assets and other liabilities at June 30, 2019 is a right-to-use asset of $19.1 million and a lease liability of $19.1 million, respectively, associated with the Company’s operating leases and reflected as a result of the Company’s adoption of FASB ASC Topic Leases (December 31, 2018 - $Nil and $Nil, respectively). For the three and six months ended June 30, 2019, the Company recorded an operating lease expense of $2.5 million and $4.2 million, respectively, included in other income (loss) (2018 - $Nil and $Nil, respectively).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at June 30, 2019 is a right-to-use asset of $20.2 million and a lease liability of $25.5 million, respectively, associated with the Company’s finance leases and reflected as a result of the Company’s adoption of FASB ASC Topic Leases (December 31, 2018 - $20.6 million and $25.6 million, respectively). For the three and six months ended June 30, 2019, the Company recorded interest expense of $0.6 million and $1.3 million, respectively, associated with its finance leases (2018 - $0.7 million and $1.3 million, respectively) and amortization of its finance leases right-to-use asset of $0.2 million and $0.4 million, respectively, included in other income (loss) (2018 - $0.2 million and $0.4 million, respectively).

Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future minimum lease payments
	Operating leases	Finance leases
2019 (remaining)	$3,935	$1,665
2020	5,439	3,336
2021	4,962	3,336
2022	4,235	3,336
2023	1,569	2,830
2024	86	2,661
After 2024	211	10,129
Future minimum lease payments under existing leases	$20,437	$27,293

Legal Proceedings
The Company and its subsidiaries are subject to lawsuits and regulatory actions in the normal course of business that do not arise from or directly relate to claims on reinsurance treaties or contracts or direct surplus lines insurance policies. In the Company’s industry, business litigation may involve allegations of underwriting or claims-handling errors or misconduct, disputes relating to the scope of, or compliance with, the terms of delegated underwriting agreements, employment claims, regulatory actions or disputes arising from the Company’s business ventures. The Company’s operating subsidiaries are subject to claims litigation involving, among other things, disputed interpretations of policy coverages. Generally, the Company’s direct surplus lines insurance operations are subject to greater frequency and diversity of claims and claims-related litigation than its reinsurance operations and, in some jurisdictions, may be subject to direct actions by allegedly injured persons or entities seeking damages from policyholders. These lawsuits, involving or arising out of claims on policies issued by the Company’s subsidiaries which are typical to the insurance industry in general and in the normal course of business, are considered in its loss and loss expense reserves. In addition, the Company may from time to time engage in litigation or arbitration related to its claims for payment in respect of ceded reinsurance, including disputes that challenge the Company’s ability to enforce its underwriting intent. Such matters could result, directly or indirectly, in providers of protection not meeting their obligations to the Company or not doing so on a timely basis. The Company may also be subject to other disputes from time to time, relating to operational or other matters distinct from insurance or reinsurance claims. Any litigation or arbitration, or regulatory process contains an element of uncertainty, and the value of an exposure or a gain contingency related to a dispute is difficult to estimate. The Company believes that no individual litigation or arbitration to which it is presently a party is likely to have a material adverse effect on its financial condition, business or operations.

NOTE 16.CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables are provided in connection with outstanding debt of the Company’s subsidiaries and present condensed consolidating balance sheets at June 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, and condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018. Each of RenRe North America Holdings Inc. and RenaissanceRe Finance Inc. is a 100% owned subsidiary of RenaissanceRe and has outstanding debt securities. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 8. Debt and Credit Facilities in the Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2018 and “Note 8. Debt and Credit Facilities in the Notes to the Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$69,829	$116,814	$7,977	$16,193,696	$—	$16,388,316
Cash and cash equivalents	5,196	3,676	4,456	657,298	—	670,626
Investments in subsidiaries	5,613,992	61,282	1,278,129	—	(6,953,403)	—
Due from subsidiaries and affiliates	17,983	101,579	—	—	(119,562)	—
Premiums receivable	—	—	—	3,140,688	—	3,140,688
Prepaid reinsurance premiums	—	—	—	1,158,534	—	1,158,534
Reinsurance recoverable	—	—	—	2,865,150	—	2,865,150
Accrued investment income	(153)	258	5	76,839	—	76,949
Deferred acquisition costs	—	—	—	780,756	—	780,756
Receivable for investments sold	83	7	—	395,697	—	395,787
Other assets	805,017	14,172	317,709	(1,871,207)	1,079,247	344,938
Goodwill and other intangible assets	118,344	—	—	146,873	—	265,217
Total assets	$6,630,291	$297,788	$1,608,276	$23,544,324	$(5,993,718)	$26,086,961
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$8,484,848	$—	$8,484,848
Unearned premiums	—	—	—	3,362,520	—	3,362,520
Debt	691,016	—	843,680	148,194	(300,000)	1,382,890
Amounts due to subsidiaries and affiliates	2,312	68	109,583	—	(111,963)	—
Reinsurance balances payable	—	—	—	3,280,048	—	3,280,048
Payable for investments purchased	—	36	—	554,660	—	554,696
Other liabilities	24,121	308	14,036	368,521	(10,335)	396,651
Total liabilities	717,449	412	967,299	16,198,791	(422,298)	17,461,653
Redeemable noncontrolling interests	—	—	—	2,712,466	—	2,712,466
Shareholders’ Equity
Total shareholders’ equity	5,912,842	297,376	640,977	4,633,067	(5,571,420)	5,912,842
Total liabilities, noncontrolling interests and shareholders’ equity	$6,630,291	$297,788	$1,608,276	$23,544,324	$(5,993,718)	$26,086,961

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$313,360	$77,842	$28,885	$11,465,660	$—	$11,885,747
Cash and cash equivalents	3,534	3,350	9,604	1,091,434	—	1,107,922
Investments in subsidiaries	4,414,475	58,458	1,215,663	—	(5,688,596)	—
Due from subsidiaries and affiliates	57,039	101,579	—	—	(158,618)	—
Premiums receivable	—	—	—	1,537,188	—	1,537,188
Prepaid reinsurance premiums	—	—	—	616,185	—	616,185
Reinsurance recoverable	—	—	—	2,372,221	—	2,372,221
Accrued investment income	1,046	310	127	49,828	—	51,311
Deferred acquisition costs	—	—	—	476,661	—	476,661
Receivable for investments sold	203	23,885	—	232,328	—	256,416
Other assets	458,842	22,571	313,636	(1,403,636)	743,714	135,127
Goodwill and other intangible assets	120,476	—	—	116,942	—	237,418
Total assets	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$6,076,271	$—	$6,076,271
Unearned premiums	—	—	—	1,716,021	—	1,716,021
Debt	300,000	—	843,086	148,041	(300,000)	991,127
Amounts due to subsidiaries and affiliates	6,453	217	102,243	—	(108,913)	—
Reinsurance balances payable	—	—	—	1,902,056	—	1,902,056
Payable for investments purchased	—	24	—	380,308	—	380,332
Other liabilities	17,442	5,362	13,918	482,422	(5,535)	513,609
Total liabilities	323,895	5,603	959,247	10,705,119	(414,448)	11,579,416
Redeemable noncontrolling interests	—	—	—	2,051,700	—	2,051,700
Shareholders’ Equity
Total shareholders’ equity	5,045,080	282,392	608,668	3,797,992	(4,689,052)	5,045,080
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$911,502	$—	$911,502
Net investment income	10,676	524	2,017	114,964	(12,349)	115,832
Net foreign exchange (losses) gains	(6,059)	—	—	15,368	—	9,309
Equity in earnings of other ventures	—	—	652	6,160	—	6,812
Other income	—	—	—	922	—	922
Net realized and unrealized gains on investments	4,516	6,063	102	183,322	—	194,003
Total revenues	9,133	6,587	2,771	1,232,238	(12,349)	1,238,380
Expenses
Net claims and claim expenses incurred	—	—	—	453,373	—	453,373
Acquisition expenses	—	—	—	227,482	—	227,482
Operational expenses	2,135	16	8,607	21,190	27,866	59,814
Corporate expenses	3,842	—	9	18,084	1,912	23,847
Interest expense	5,693	—	9,254	587	—	15,534
Total expenses	11,670	16	17,870	720,716	29,778	780,050
(Loss) income before equity in net income of subsidiaries and taxes	(2,537)	6,571	(15,099)	511,522	(42,127)	458,330
Equity in net income of subsidiaries	378,726	1,717	28,655	—	(409,098)	—
Income before taxes	376,189	8,288	13,556	511,522	(451,225)	458,330
Income tax benefit (expense)	854	(1,348)	1,732	(10,713)	—	(9,475)
Net income	377,043	6,940	15,288	500,809	(451,225)	448,855
Net income attributable to redeemable noncontrolling interests	—	—	—	(71,812)	—	(71,812)
Net income attributable to RenaissanceRe	377,043	6,940	15,288	428,997	(451,225)	377,043
Dividends on preference shares	(9,189)	—	—	—	—	(9,189)
Net income available attributable to RenaissanceRe common shareholders	$367,854	$6,940	$15,288	$428,997	$(451,225)	$367,854

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$377,043	$6,940	$15,288	$500,809	$(451,225)	$448,855
Change in net unrealized gains on investments	—	—	—	1,309	—	1,309
Foreign currency translation adjustments, net of tax	—	—	—	(3,708)	—	(3,708)
Comprehensive income	377,043	6,940	15,288	498,410	(451,225)	446,456
Net income attributable to redeemable noncontrolling interests	—	—	—	(71,812)	—	(71,812)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(71,812)	—	(71,812)
Comprehensive income attributable to RenaissanceRe	$377,043	$6,940	$15,288	$426,598	$(451,225)	$374,644

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$1,461,530	$—	$1,461,530
Net investment income	18,953	1,119	4,077	194,296	(21,151)	197,294
Net foreign exchange (losses) gains	(6,060)	—	—	12,523	—	6,463
Equity in earnings of other ventures	—	—	1,617	9,856	—	11,473
Other income	—	—	—	4,093	—	4,093
Net realized and unrealized gains on investments	5,518	14,222	211	344,697	—	364,648
Total revenues	18,411	15,341	5,905	2,026,995	(21,151)	2,045,501
Expenses
Net claims and claim expenses incurred	—	—	—	680,408	—	680,408
Acquisition expenses	—	—	—	351,433	—	351,433
Operational expenses	2,604	27	20,940	63,799	17,377	104,747
Corporate expenses	42,670	—	9	16,162	3,795	62,636
Interest expense	7,576	—	18,506	1,206	—	27,288
Total expenses	52,850	27	39,455	1,113,008	21,172	1,226,512
(Loss) income before equity in net income of subsidiaries and taxes	(34,439)	15,314	(33,550)	913,987	(42,323)	818,989
Equity in net income of subsidiaries	693,613	2,545	62,187	—	(758,345)	—
Income before taxes	659,174	17,859	28,637	913,987	(800,668)	818,989
Income tax benefit (expense)	775	(3,153)	3,394	(18,022)	—	(17,006)
Net income	659,949	14,706	32,031	895,965	(800,668)	801,983
Net income attributable to redeemable noncontrolling interests	—	—	—	(142,034)	—	(142,034)
Net income attributable to RenaissanceRe	659,949	14,706	32,031	753,931	(800,668)	659,949
Dividends on preference shares	(18,378)	—	—	—	—	(18,378)
Net income available to RenaissanceRe common shareholders	$641,571	$14,706	$32,031	$753,931	$(800,668)	$641,571

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$659,949	$14,706	$32,031	$895,965	$(800,668)	$801,983
Change in net unrealized gains on investments	—	—	—	1,272	—	1,272
Foreign currency translation adjustments, net of tax	—	—	—	(3,708)	—	(3,708)
Comprehensive income	659,949	14,706	32,031	893,529	(800,668)	799,547
Net income attributable to redeemable noncontrolling interests	—	—	—	(142,034)	—	(142,034)
Comprehensive income attributable to noncontrolling interests	—	—	—	(142,034)	—	(142,034)
Comprehensive income attributable to RenaissanceRe	$659,949	$14,706	$32,031	$751,495	$(800,668)	$657,513

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$429,385	$—	$429,385
Net investment income	5,927	577	1,206	71,257	(7,611)	71,356
Net foreign exchange (losses) gains	(1)	—	—	(10,686)	—	(10,687)
Equity in earnings of other ventures	—	—	544	5,282	—	5,826
Other income	—	—	—	1,225	—	1,225
Net realized and unrealized gains (losses) on investments	16	1,713	(67)	(19,563)	—	(17,901)
Total revenues	5,942	2,290	1,683	476,900	(7,611)	479,204
Expenses
Net claims and claim expenses incurred	—	—	—	60,167	—	60,167
Acquisition expenses	—	—	—	105,052	—	105,052
Operational expenses	2,668	21	8,174	33,106	(6,426)	37,543
Corporate expenses	5,036	—	7	3,258	—	8,301
Interest expense	1,108	—	9,254	2,514	(1,108)	11,768
Total expenses	8,812	21	17,435	204,097	(7,534)	222,831
(Loss) income before equity in net income of subsidiaries and taxes	(2,870)	2,269	(15,752)	272,803	(77)	256,373
Equity in net income of subsidiaries	202,525	716	21,152	—	(224,393)	—
Income before taxes	199,655	2,985	5,400	272,803	(224,470)	256,373
Income tax benefit (expense)	(2,271)	(468)	2,022	(3,789)	—	(4,506)
Net income	197,384	2,517	7,422	269,014	(224,470)	251,867
Net income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Net income attributable to RenaissanceRe	197,384	2,517	7,422	214,531	(224,470)	197,384
Dividends on preference shares	(5,596)	—	—	—	—	(5,596)
Net income available to RenaissanceRe common shareholders	$191,788	$2,517	$7,422	$214,531	$(224,470)	$191,788

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$197,384	$2,517	$7,422	$269,014	$(224,470)	$251,867
Change in net unrealized gains on investments	—	—	—	(1,295)	—	(1,295)
Comprehensive income	197,384	2,517	7,422	267,719	(224,470)	250,572
Net income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(54,483)	—	(54,483)
Comprehensive income attributable to RenaissanceRe	$197,384	$2,517	$7,422	$213,236	$(224,470)	$196,089

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$869,667	$—	$869,667
Net investment income	11,962	1,090	2,440	127,562	(15,222)	127,832
Net foreign exchange losses	(4)	—	—	(6,926)	—	(6,930)
Equity in earnings of other ventures	—	—	1,755	4,928	—	6,683
Other loss	—	—	—	(17)	—	(17)
Net realized and unrealized (losses) gains on investments	(645)	427	(326)	(99,501)	—	(100,045)
Total revenues	11,313	1,517	3,869	895,713	(15,222)	897,190
Expenses
Net claims and claim expenses incurred	—	—	—	231,870	—	231,870
Acquisition expenses	—	—	—	202,763	—	202,763
Operational expenses	3,981	31	19,244	71,039	(15,480)	78,815
Corporate expenses	8,720	—	7	6,307	—	15,034
Interest expense	2,216	—	18,506	5,029	(2,216)	23,535
Total expenses	14,917	31	37,757	517,008	(17,696)	552,017
(Loss) income before equity in net income of subsidiaries and taxes	(3,604)	1,486	(33,888)	378,705	2,474	345,173
Equity in net income of subsidiaries	264,951	1,550	17,339	—	(283,840)	—
Income (loss) before taxes	261,347	3,036	(16,549)	378,705	(281,366)	345,173
Income tax (expense) benefit	(1,655)	(247)	3,837	(3,034)	—	(1,099)
Net income (loss)	259,692	2,789	(12,712)	375,671	(281,366)	344,074
Net income attributable to redeemable noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Net income (loss) attributable to RenaissanceRe	259,692	2,789	(12,712)	291,289	(281,366)	259,692
Dividends on preference shares	(11,191)	—	—	—	—	(11,191)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$248,501	$2,789	$(12,712)	$291,289	$(281,366)	$248,501

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$259,692	$2,789	$(12,712)	$375,671	$(281,366)	$344,074
Change in net unrealized gains on investments	—	—	—	(1,325)	—	(1,325)
Comprehensive income (loss)	259,692	2,789	(12,712)	374,346	(281,366)	342,749
Net income attributable to redeemable noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Comprehensive income attributable to noncontrolling interests	—	—	—	(84,382)	—	(84,382)
Comprehensive income (loss) attributable to RenaissanceRe	$259,692	$2,789	$(12,712)	$289,964	$(281,366)	$258,367

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(359,699)	$2,691	$(33,592)	$1,174,569	$783,969
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	277,030	15,655	43,746	9,068,917	9,405,348
Purchases of fixed maturity investments trading	(36,905)	(15,726)	(14,098)	(9,163,271)	(9,230,000)
Net (purchases) sales of equity investments trading	—	(2,450)	—	128,047	125,597
Net sales (purchases) of short term investments	4,212	305	(8,544)	(1,968,690)	(1,972,717)
Net purchases of other investments	—	—	—	(133,889)	(133,889)
Net purchases of investments in other ventures	—	—	—	(2,249)	(2,249)
Return of investment from investments in other ventures	—	—	—	11,250	11,250
Net purchases of other assets	—	—	—	(4,108)	(4,108)
Dividends and return of capital from subsidiaries	587,264	—	—	(587,264)	—
Contributions to subsidiaries	(850,807)	—	—	850,807	—
Due (from) to subsidiary	39,056	(149)	7,340	(46,247)	—
Net purchase of the TMR Group Entities	—	—	—	(276,206)	(276,206)
Net cash provided by (used in) investing activities	19,850	(2,365)	28,444	(2,122,903)	(2,076,974)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(29,439)	—	—	—	(29,439)
Dividends paid – preference shares	(18,378)	—	—	—	(18,378)
Issuance of debt, net of expenses	396,411	—	—	—	396,411
Net third party redeemable noncontrolling interest share transactions	—	—	—	514,732	514,732
Taxes paid on withholding shares	(7,083)	—	—	—	(7,083)
Net cash provided by financing activities	341,511	—	—	514,732	856,243
Effect of exchange rate changes on foreign currency cash	—	—	—	(534)	(534)
Net increase (decrease) in cash and cash equivalents	1,662	326	(5,148)	(434,136)	(437,296)
Cash and cash equivalents, beginning of period	3,534	3,350	9,604	1,091,434	1,107,922
Cash and cash equivalents, end of period	$5,196	$3,676	$4,456	$657,298	$670,626

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(7,183)	$1,213	$(32,605)	$387,686	$349,111
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	120,555	62,334	35,946	4,594,373	4,813,208
Purchases of fixed maturity investments trading	(246,764)	(46,047)	(16,397)	(4,704,803)	(5,014,011)
Net purchases of equity investments trading	—	(675)	—	(33,623)	(34,298)
Net sales (purchases) of short term investments	56,048	(154)	(5,001)	(1,113,315)	(1,062,422)
Net purchases of other investments	—	—	—	(111,921)	(111,921)
Net purchases of investments in other ventures	—	—	—	(20,952)	(20,952)
Return of investment from investment in other ventures	—	—	—	8,464	8,464
Dividends and return of capital from subsidiaries	278,864	—	—	(278,864)	—
Contributions to subsidiaries	(250,238)	(16,848)	—	267,086	—
Due (from) to subsidiaries	(161,104)	50	21,333	139,721	—
Net cash (used in) provided by investing activities	(202,639)	(1,340)	35,881	(1,253,834)	(1,421,932)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(26,468)	—	—	—	(26,468)
Dividends paid – preference shares	(11,191)	—	—	—	(11,191)
Issuance of preference shares, net of expenses	242,371	—	—	—	242,371
Net third party redeemable noncontrolling interest share transactions	—	—	—	64,534	64,534
Taxes paid on withholding shares	(7,044)	—	—	—	(7,044)
Net cash provided by financing activities	197,668	—	—	64,534	262,202
Effect of exchange rate changes on foreign currency cash	—	—	—	(2,501)	(2,501)
Net (decrease) increase in cash and cash equivalents	(12,154)	(127)	3,276	(804,115)	(813,120)
Cash and cash equivalents, beginning of period	14,656	139	1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$2,502	$12	$4,745	$541,213	$548,472
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2019 and 2018, respectively, as well as our liquidity and capital resources at June 30, 2019. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2018.
On March 22, 2019, we acquired the TMR Group Entities, including RenaissanceRe Europe, RenaissanceRe UK and their subsidiaries, pursuant to the TMR Stock Purchase Agreement that we entered into on October 30, 2018. As a result of the acquisition, each of the TMR Group Entities became our wholly owned subsidiaries. The operating activities of the TMR Group Entities for the period from the acquisition date, March 22, 2019, through June 30, 2019 are included in our consolidated statements of operations for the three and six months ended June 30, 2019. The Company accounted for the acquisition of the TMR Group Entities under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations.
The second quarter of 2019 was the first full quarter that reflected the results of the TMR Group Entities in our results of operations. As such, the following discussion and analysis of our results of operations for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018, as well as our liquidity and capital resources at June 30, 2019, should be read in that context. In addition, the results of operations for the three and six months ended June 30, 2019 and financial condition at June 30, 2019 may not be reflective of the ultimate ongoing business of the combined entities.
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
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the United Kingdom (the “U.K.”) and the U.S. Our operating subsidiaries include Renaissance Reinsurance, RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S., RenaissanceRe Europe, RenaissanceRe UK, Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and Syndicate 1458. We also underwrite reinsurance on behalf of joint ventures, including DaVinci, Fibonacci Re, Top Layer Re, Upsilon RFO and Vermeer. In addition, through Medici, we invest in various insurance based investment instruments that have returns primarily tied to property catastrophe risk. We also pursue a number of other opportunities through our ventures unit, which has responsibility for creating and managing our joint ventures, executing customized reinsurance transactions to assume or cede risk and managing certain strategic investments directed at classes of risk other than catastrophe reinsurance.
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
Segments
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and the remnants of our former Bermuda-based insurance operations. The results of operations of the TMR Group Entities from March 22, 2019, through June 30, 2019, are reflected in the Company’s existing reportable segments for the three and six months ended June 30, 2019.
Ventures
We pursue a number of other opportunities through our ventures unit, which has responsibility for creating and managing our joint ventures, executing customized reinsurance transactions to assume or cede risk and managing certain strategic investments directed at classes of risk other than catastrophe reinsurance.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2019, compared to the second quarter of 2018.

Three months ended June 30,	2019	2018	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,476,908	$977,343	$499,565
Net premiums written	$1,022,965	$604,509	$418,456
Net premiums earned	$911,502	$429,385	$482,117
Net claims and claim expenses incurred	453,373	60,167	393,206
Acquisition expenses	227,482	105,052	122,430
Operational expenses	59,814	37,543	22,271
Underwriting income	$170,833	$226,623	$(55,790)

Net investment income	$115,832	$71,356	$44,476
Net realized and unrealized gains (losses) on investments	194,003	(17,901)	211,904
Total investment result	$309,835	$53,455	$256,380

Net income	$448,855	$251,867	$196,988
Net income available to RenaissanceRe common shareholders	$367,854	$191,788	$176,066

Net income available to RenaissanceRe common shareholders per common share – diluted	$8.35	$4.78	$3.57
Dividends per common share	$0.34	$0.33	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	49.7%	50.4%	(0.7)%
Net claims and claim expense ratio – prior accident years	—%	(36.4)%	36.4%
Net claims and claim expense ratio – calendar year	49.7%	14.0%	35.7%
Underwriting expense ratio	31.6%	33.2%	(1.6)%
Combined ratio	81.3%	47.2%	34.1%

Return on average common equity - annualized	28.9%	18.6%	10.3%

Book value	June 30, 2019	March 31, 2019	Change
Book value per common share	$119.17	$111.05	$8.12
Accumulated dividends per common share	20.00	19.66	0.34
Book value per common share plus accumulated dividends	$139.17	$130.71	$8.46
Change in book value per common share plus change in accumulated dividends	7.6%

Net income available to RenaissanceRe common shareholders was $367.9 million in the second quarter of 2019, compared to $191.8 million in the second quarter of 2018, an increase of $176.1 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2019, we generated an annualized return on average common equity of 28.9% and our book value per common share increased from $111.05 at March 31, 2019 to $119.17 at June 30, 2019, a 7.6% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the second quarter of 2019, on a comparative basis to the second quarter of 2018, include:

•
TMR Group Entities - The second quarter of 2019 is the first quarter that reflects the results of the TMR Group Entities in our results of operations. As such, our results of operations for the second quarter of 2019, compared to the second quarter of 2018, should be viewed in that context.

•
Underwriting Results - we generated underwriting income of $170.8 million and a combined ratio of 81.3% in the second quarter of 2019, compared to $226.6 million and 47.2%, respectively, in the second quarter of 2018. Our underwriting income in the second quarter of 2019 was primarily driven by our Property segment, which generated underwriting income of $151.7 million and a combined ratio of 64.3%. Our Casualty and Specialty segment generated underwriting income of $19.0 million and a combined ratio of 96.1%. Additionally, the business acquired in connection with the TMR Group Entities positively impacted the underwriting results for the second quarter of 2019. In comparison, our underwriting income in the second quarter of 2018 included underwriting income of $213.7 million in our Property segment and underwriting income of $13.0 million in our Casualty and Specialty segment.

Underwriting income decreased in the second quarter of 2019 compared to the second quarter of 2018, primarily as a result of changes in the estimates of the net negative impact of the 2017 Large Loss Events (as defined herein) during the second quarter of 2018, resulting in a net positive impact on the underwriting result of $92.0 million, and a corresponding reduction in the combined ratio of 23.5 percentage points, principally within our Property segment, in the second quarter of 2018. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Gross Premiums Written - our gross premiums written increased by $499.6 million, or 51.1%, to $1.5 billion, in the second quarter of 2019, compared to the second quarter of 2018, with an increase of $286.6 million in the Property segment and an increase of $213.0 million in the Casualty and Specialty segment, driven by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities. Our gross premiums written are discussed in additional detail below in “Underwriting Results by Segment”;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $309.8 million in the second quarter of 2019, compared to a gain of $53.5 million in the second quarter of 2018, an increase of $256.4 million. The increase in the total investment result was principally due to significant net realized and unrealized gains from the Company’s fixed maturity, public equity and investments-related derivative portfolios, combined with higher net investment income primarily driven by the Company’s fixed maturity, short term and private equity investments. Also driving the investment result for the second quarter of 2019 was higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities combined with capital raised in certain of our consolidated third-party capital vehicles, and the subsequent investment of those funds as part of our consolidated investment portfolio; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $71.8 million in the second quarter of 2019, compared to $54.5 million in the second quarter of 2018. The increase was primarily driven by the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the second quarter of 2019, combined with DaVinciRe generating higher underwriting income and higher total investment results.

Net Negative Impact on Second Quarter 2018 Results
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
Meaningful uncertainty regarding the estimates, and the nature and extent of the losses, associated with the 2017 Large Loss Events remains, driven by the magnitude and relatively recent occurrence of each event, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. Seismic events generally have longer development periods than windstorm events, which may be amplified in certain instances by dynamics such as the risk of geological liquefaction and the potential for uncertainty in claims adjudication.
See the financial data below for additional information detailing the net positive impact on our consolidated financial statements in the second quarter of 2018 resulting from decreases in the estimates of the net negative impact of the 2017 Large Loss Events.

Three months ended June 30, 2018	Change in Estimates of the 2017 Large Loss Events (1)
(in thousands, except percentages)
Decrease in net claims and claims expenses incurred	$128,626
Assumed reinstatement premiums earned	(32,266)
Ceded reinstatement premiums earned	2,180
Lost profit commissions	(6,577)
Net positive impact on underwriting result	91,963
Redeemable noncontrolling interest - DaVinciRe	(15,263)
Net positive impact on net income available to RenaissanceRe common shareholders	$76,700
Percentage point impact on consolidated combined ratio	(23.5)

Net positive impact on Property segment underwriting result	$86,136
Net positive impact on Casualty and Specialty segment underwriting result	5,827
Net positive impact on underwriting result	$91,963

(1)
An initial estimate of the net negative impact of the 2017 Large Loss Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of 2017 Large Loss Events recorded in the second quarter of 2018.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$839,200	$552,627	$286,573
Net premiums written	$544,115	$297,832	$246,283
Net premiums earned	$425,013	$204,138	$220,875
Net claims and claim expenses incurred (recovered)	146,874	(74,269)	221,143
Acquisition expenses	89,711	40,850	48,861
Operational expenses	36,764	23,810	12,954
Underwriting income	$151,664	$213,747	$(62,083)

Net claims and claim expenses incurred – current accident year	$136,111	$68,876	$67,235
Net claims and claim expenses incurred – prior accident years	10,763	(143,145)	153,908
Net claims and claim expenses incurred – total	$146,874	$(74,269)	$221,143

Net claims and claim expense ratio – current accident year	32.0%	33.7%	(1.7)%
Net claims and claim expense ratio – prior accident years	2.6%	(70.1)%	72.7%
Net claims and claim expense ratio – calendar year	34.6%	(36.4)%	71.0%
Underwriting expense ratio	29.7%	31.7%	(2.0)%
Combined ratio	64.3%	(4.7)%	69.0%

Property Gross Premiums Written
In the second quarter of 2019, our Property segment gross premiums written increased by $286.6 million, or 51.9%, to $839.2 million, compared to $552.6 million in the second quarter of 2018.
Gross premiums written in the catastrophe class of business were $602.7 million in the second quarter of 2019, an increase of $164.9 million, or 37.7%, compared to the second quarter of 2018. The increase in gross premiums written in the catastrophe class of business in the second quarter of 2019 was driven primarily by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities, including the TMR third-party capital vehicles.
Gross premiums written in the other property class of business were $236.5 million in the second quarter of 2019, an increase of $121.6 million, or 105.9%, compared to the second quarter of 2018. The increase in gross premiums written in the other property class of business was primarily driven by growth across a number of the Company’s underwriting platforms, both from existing relationships and through new opportunities, rate improvements and the acquisition of the TMR Group Entities.
Property Ceded Premiums Written

Three months ended June 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Property	$295,085	$254,795	$40,290

Ceded premiums written in our Property segment were $295.1 million in the second quarter of 2019, an increase of $40.3 million, or 15.8%, compared to the second quarter of 2018. The increase in ceded premiums written in the second quarter of 2019 was principally due to a portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, in particular the TMR third-party capital vehicles and Upsilon RFO, as well as an overall increase in ceded purchases.
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
Property Underwriting Results
Our Property segment generated underwriting income of $151.7 million in the second quarter of 2019, compared to underwriting income of $213.7 million in the second quarter of 2018. In the second quarter of 2019, our Property segment generated a net claims and claim expense ratio of 34.6%, an underwriting expense ratio of 29.7% and a combined ratio of 64.3%, compared to negative 36.4%, positive 31.7% and negative 4.7%, respectively, in the second quarter of 2018.
Principally impacting the Property segment underwriting result and combined ratio in the second quarter of 2019, compared to the second quarter of 2018, was net adverse development on prior accident years net claims and claim expenses of $10.8 million, or an increase in the combined ratio of 2.6 percentage points, during the second quarter of 2019, primarily driven by higher than expected losses in the other property class of business, compared to decreases in the net negative impact of the 2017 Large Loss Events during the second quarter of 2018, which resulted in a net positive impact on the underwriting result of $86.1 million, and a corresponding reduction in the combined ratio of 50.1 percentage points.
In connection with the net adverse development on prior accident years, in the second quarter of 2019, a change in the estimate of the net negative impact of the 2018 Large Loss Events resulted in a net negative impact on net income available to RenaissanceRe common shareholders of $23.2 million, which was offset by decreases in the net negative impact of the 2017 Large Loss Events and other prior period events.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$637,708	$424,716	$212,992
Net premiums written	$478,850	$306,677	$172,173
Net premiums earned	$486,489	$225,247	$261,242
Net claims and claim expenses incurred	306,501	134,524	171,977
Acquisition expenses	137,963	64,201	73,762
Operational expenses	23,016	13,552	9,464
Underwriting income	$19,009	$12,970	$6,039

Net claims and claim expenses incurred – current accident year	$317,029	$147,520	$169,509
Net claims and claim expenses incurred – prior accident years	(10,528)	(12,996)	2,468
Net claims and claim expenses incurred – total	$306,501	$134,524	$171,977

Net claims and claim expense ratio – current accident year	65.2%	65.5%	(0.3)%
Net claims and claim expense ratio – prior accident years	(2.2)%	(5.8)%	3.6%
Net claims and claim expense ratio – calendar year	63.0%	59.7%	3.3%
Underwriting expense ratio	33.1%	34.5%	(1.4)%
Combined ratio	96.1%	94.2%	1.9%

Casualty and Specialty Gross Premiums Written
In the second quarter of 2019, our Casualty and Specialty segment gross premiums written increased by $213.0 million, or 50.1%, to $637.7 million, compared to $424.7 million in the second quarter of 2018. The increase was due to business acquired in connection with the acquisition of the TMR Group Entities, as well as the growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment and rate improvements.
Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$158,858	$118,039	$40,819

Ceded premiums written in our Casualty and Specialty segment were $158.9 million in the second quarter of 2019, compared to $118.0 million in the second quarter of 2018, an increase of $40.8 million, primarily as a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $19.0 million in the second quarter of 2019 compared to underwriting income of $13.0 million the second quarter of 2018. In the second quarter of 2019, our Casualty and Specialty segment generated a net claims and claim expense ratio of 63.0%, an underwriting expense ratio of 33.1% and a combined ratio of 96.1% compared to 59.7%, 34.5% and 94.2%, respectively, in the second quarter of 2018. The increase in underwriting income was primarily due to the growth in net premiums earned as a result of the business acquired in connection with the acquisition of the TMR Group Entities.

During the second quarter of 2019, the increase in the Casualty and Specialty segment combined ratio was driven by an increase of 3.3 percentage points in the net claims and claim expense ratio, principally the result of lower net favorable development on prior accident years net claims and claim expenses in the second quarter of 2019, compared to the second quarter of 2018. Partially offsetting the increase in the net claims and claim expense ratio was a 1.4 percentage point decrease in the underwriting expense ratio, primarily the result of a decrease in the operating expense ratio due to improved operating leverage as a result of the business acquired in connection with the acquisition of the TMR Group Entities.
Fee Income

Three months ended June 30,	2019	2018	Change
(in thousands)
Management fee income
Joint ventures	$9,519	$7,125	$2,394
Managed funds	6,467	2,745	3,722
Structured reinsurance products and other	9,976	7,958	2,018
Total management fee income	25,962	17,828	8,134

Performance fee income
Joint ventures	5,218	6,869	(1,651)
Managed funds	470	1,175	(705)
Structured reinsurance products and other	8,541	6,802	1,739
Total performance fee income (1)	14,229	14,846	(617)
Total fee income	$40,191	$32,674	$7,517

(1)
Performance fees are based on the performance of the individual vehicles and/or products, and could be negative in any given quarter when large losses occur, which can result in the reversal of previously accrued performance fees.

Total fee income is earned through third-party capital management as well as various joint ventures and certain structured retrocession agreements to which we are a party. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes Fibonacci Re, as well as certain other vehicles and reinsurance contracts which transfer risk to capital. The TMR third-party capital vehicles which we manage in connection with the acquisition of the TMR Group Entities also generate management and performance fee income, though this fee income was not material to our results of operations for the second quarter of 2019.
In the second quarter of 2019, total fee income increased $7.5 million, to $40.2 million, compared to $32.7 million in the second quarter of 2018, primarily driven by an increase in the dollar value of capital being managed, combined with improved underlying performance.

Net Investment Income

Three months ended June 30,	2019	2018	Change
(in thousands)
Fixed maturity investments	$88,106	$50,416	$37,690
Short term investments	17,807	7,633	10,174
Equity investments trading	916	1,490	(574)
Other investments
Private equity investments	10,309	3,860	6,449
Other	630	10,658	(10,028)
Cash and cash equivalents	2,306	1,039	1,267
	120,074	75,096	44,978
Investment expenses	(4,242)	(3,740)	(502)
Net investment income	$115,832	$71,356	$44,476

Net investment income was $115.8 million in the second quarter of 2019, compared to $71.4 million in the second quarter of 2018, an increase of $44.5 million. Impacting our net investment income for the second quarter of 2019 was improved performance in our fixed maturity and short term investment portfolios combined with higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities and additional capital raised in certain of our consolidated third-party capital vehicles, and the subsequent investment of those funds as part of our consolidated investment portfolio.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized losses of $0.8 million in the second quarter of 2019, compared to unrealized gains of $7.2 million in the second quarter of 2018.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2019	2018	Change
(in thousands)
Gross realized gains	$28,512	$5,133	$23,379
Gross realized losses	(7,217)	(26,519)	19,302
Net realized gains (losses) on fixed maturity investments	21,295	(21,386)	42,681
Net unrealized gains (losses) on fixed maturity investments trading	121,991	(9,420)	131,411
Net realized and unrealized gains on investments-related derivatives	37,173	1,038	36,135
Net realized gains on equity investments trading	31,899	348	31,551
Net unrealized (losses) gains on equity investments trading	(18,355)	11,519	(29,874)
Net realized and unrealized gains (losses) on investments	$194,003	$(17,901)	$211,904

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
Net realized and unrealized gains on investments were $194.0 million in the second quarter of 2019, compared to net realized and unrealized losses of $17.9 million in the second quarter of 2018, an increase of $211.9 million. Principally impacting our net realized and unrealized gains on investments were the improved performances from our fixed maturity, equity and investments-related derivative portfolios.

Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2019	2018	Change
(in thousands)
Net foreign exchange gains (losses)	$9,309	$(10,687)	$19,996

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of the TMR Group Entities, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations, investment portfolio, and our operations with non-U.S. dollar functional currencies, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in Earnings of Other Ventures

Three months ended June 30,	2019	2018	Change
(in thousands)
Tower Hill Companies	$3,953	$4,555	$(602)
Top Layer Re	2,342	1,999	343
Other	517	(728)	1,245
Total equity in earnings of other ventures	$6,812	$5,826	$986

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
Equity in earnings of other ventures was $6.8 million in the second quarter of 2019, compared to $5.8 million in the second quarter of 2018, an increase of $1.0 million, driven by the improved profitability of our equity investments in a select group of insurance and insurance-related companies in the other category.
Other Income

Three months ended June 30,	2019	2018	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$759	$787	$(28)
Other items	163	438	(275)
Total other income	$922	$1,225	$(303)

In the second quarter of 2019, we generated other income of $0.9 million, compared to $1.2 million in the second quarter of 2018, a decrease of $0.3 million, principally driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

Corporate Expenses

Three months ended June 30,	2019	2018	Change
(in thousands)
Corporate expenses	$23,847	$8,301	$15,546

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, costs associated with corporate acquisitions, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $23.8 million in the second quarter of 2019, compared to $8.3 million in the second quarter of 2018, primarily due to $14.5 million of corporate expenses associated with the acquisition of the TMR Group Entities, comprised of $9.2 million of compensation-related costs, $3.4 million of integration-related costs and $1.9 million of transaction-related costs.
Income Tax Expense

Three months ended June 30,	2019	2018	Change
(in thousands)
Income tax expense	$(9,475)	$(4,506)	$(4,969)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $9.5 million in the second quarter of 2019, compared to $4.5 million in the second quarter of 2018, principally driven by investment gains in our U.S. based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2019	2018	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(71,812)	$(54,483)	$(17,329)

Our net income attributable to redeemable noncontrolling interests was $71.8 million in the second quarter of 2019, compared to $54.5 million in the second quarter of 2018, a change of $17.3 million, principally due to the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the second quarter of 2019, combined with DaVinciRe generating higher underwriting income and higher total investment results in the second quarter of 2019, compared to the second quarter of 2018.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Six months ended June 30,	2019	2018	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$3,041,203	$2,136,995	$904,208
Net premiums written	$1,951,996	$1,267,553	$684,443
Net premiums earned	$1,461,530	$869,667	$591,863
Net claims and claim expenses incurred	680,408	231,870	448,538
Acquisition expenses	351,433	202,763	148,670
Operational expenses	104,747	78,815	25,932
Underwriting income	$324,942	$356,219	$(31,277)

Net investment income	$197,294	$127,832	$69,462
Net realized and unrealized gains (losses) on investments	364,648	(100,045)	464,693
Total investment result	$561,942	$27,787	$534,155

Net income	$801,983	$344,074	$457,909
Net income available to RenaissanceRe common shareholders	$641,571	$248,501	$393,070

Net income available to RenaissanceRe common shareholders per common share – diluted	$14.81	$6.21	$8.60
Dividends per common share	$0.68	$0.66	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	46.8%	48.2%	(1.4)%
Net claims and claim expense ratio – prior accident years	(0.2)%	(21.5)%	21.3%
Net claims and claim expense ratio – calendar year	46.6%	26.7%	19.9%
Underwriting expense ratio	31.2%	32.3%	(1.1)%
Combined ratio	77.8%	59.0%	18.8%

Return on average common equity - annualized	26.4%	12.2%	14.2%

Book value	June 30, 2019	December 31, 2018	Change
Book value per common share	$119.17	$104.13	$15.04
Accumulated dividends per common share	20.00	19.32	0.68
Book value per common share plus accumulated dividends	$139.17	$123.45	$15.72
Change in book value per common share plus change in accumulated dividends	15.1%

Net income available to RenaissanceRe common shareholders was $641.6 million in the six months ended June 30, 2019, compared to net income available to RenaissanceRe common shareholders of $248.5 million in the six months ended June 30, 2018, an increase of $393.1 million. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2019, we generated an annualized return on average common equity of 26.4% and our book value per common share increased from $104.13 at December 31, 2018 to $119.17 at June 30, 2019, a 15.1% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the six months ended June 30, 2019, on a comparative basis to the six months ended June 30, 2018, include:

•
TMR Group Entities - The second quarter of 2019 is the first quarter that reflects the results of the TMR Group Entities in our results of operations. As such, our results of operations for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, should be viewed in that context.

•
Underwriting Results - we generated underwriting income of $324.9 million and had a combined ratio of 77.8% in the six months ended June 30, 2019, compared to underwriting income of $356.2 million and a combined ratio of 59.0%, in the six months ended June 30, 2018. Our underwriting income in the six months ended June 30, 2019 was comprised of $304.0 million of underwriting income in our Property segment and $20.8 million of underwriting income in our Casualty and Specialty segment. In comparison, our underwriting income in the six months ended June 30, 2018 was comprised of our Property segment, which generated underwriting income of $340.9 million, and our Casualty and Specialty segment, which generated underwriting income of $15.5 million. During the six months ended June 30, 2018, our underwriting results were positively impacted by a decrease in the estimate of the net negative impact of the 2017 Large Loss Events resulting in a net positive impact on the underwriting result of $125.8 million, and a corresponding reduction in the combined ratio of 15.2 percentage points, principally within our Property segment. Our underwriting results are discussed in additional detail below in “Underwriting Results by Segment”;

•
Gross Premiums Written - our gross premiums written increased by $904.2 million, or 42.3%, to $3.0 billion, in the six months ended June 30, 2019, compared to the six months ended June 30, 2018, with an increase of $612.0 million in the Property segment and an increase of $292.2 million in the Casualty and Specialty segment, driven by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities. Our gross premiums written are discussed in additional detail below in “Underwriting Results by Segment”;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains and losses on investments, was a gain of $561.9 million in the six months ended June 30, 2019, compared to a gain of $27.8 million in the six months ended June 30, 2018, an increase of $534.2 million. Impacting the investment results were significant net realized and unrealized gains on our fixed maturity, equity and investment-related derivative portfolios, primarily driven by higher average invested assets and the impact of interest rate decreases during the six months ended June 30, 2019; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $142.0 million in the six months ended June 30, 2019, compared to $84.4 million in the six months ended June 30, 2018. The increase was primarily driven by the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the six months ended June 30, 2019, combined with DaVinciRe generating higher underwriting income and higher total investment results.

Net Negative Impact on Six Months Ended June 30, 2018 Results
See the financial data below for additional information detailing the net positive impact on our consolidated financial statements in the six months ended June 30, 2018 resulting from decreases in the estimates of the net negative impact of the 2017 Large Loss Events.

Six months ended June 30, 2018	Change in Estimates of the 2017 Large Loss Events (1)
(in thousands, except percentages)
Decrease in net claims and claims expenses incurred	$156,186
Assumed reinstatement premiums earned	(26,207)
Ceded reinstatement premiums earned	2,397
Lost profit commissions	(6,577)
Net positive impact on underwriting result	125,799
Redeemable noncontrolling interest - DaVinciRe	(17,284)
Net positive impact on net income available to RenaissanceRe common shareholders	$108,515
Percentage point impact on consolidated combined ratio	(15.2)

Net positive impact on Property segment underwriting result	$119,378
Net positive impact on Casualty and Specialty segment underwriting result	6,421
Net positive impact on underwriting result	$125,799

(1)
An initial estimate of the net negative impact of the 2017 Large Loss Events was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of the 2017 Large Loss Events recorded in the six months ended June 30, 2018.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$1,871,584	$1,259,595	$611,989
Net premiums written	$1,108,345	$651,909	$456,436
Net premiums earned	$715,758	$429,187	$286,571
Net claims and claim expenses incurred (recovered)	202,957	(43,662)	246,619
Acquisition expenses	143,450	81,571	61,879
Operational expenses	65,308	50,356	14,952
Underwriting income	$304,043	$340,922	$(36,879)

Net claims and claim expenses incurred – current accident year	$190,317	$127,045	$63,272
Net claims and claim expenses incurred – prior accident years	12,640	(170,707)	183,347
Net claims and claim expenses incurred – total	$202,957	$(43,662)	$246,619

Net claims and claim expense ratio – current accident year	26.6%	29.6%	(3.0)%
Net claims and claim expense ratio – prior accident years	1.8%	(39.8)%	41.6%
Net claims and claim expense ratio – calendar year	28.4%	(10.2)%	38.6%
Underwriting expense ratio	29.1%	30.8%	(1.7)%
Combined ratio	57.5%	20.6%	36.9%

Property Gross Premiums Written
In the six months ended June 30, 2019, our Property segment gross premiums written increased by $612.0 million, or 48.6%, to $1.9 billion, compared to $1.3 billion in the six months ended June 30, 2018.
Gross premiums written in the catastrophe class of business were $1.4 billion in the six months ended June 30, 2019, an increase of $419.8 million, or 40.8%, compared to the six months ended June 30, 2018. The increase in gross premiums written in the catastrophe class of business in the six months ended June 30, 2019 was driven by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities.
Gross premiums written in the other property class of business were $423.7 million in the six months ended June 30, 2019, an increase of $192.2 million, or 83.0%, compared to the six months ended June 30, 2018. The increase in gross premiums written in the other property class of business was primarily driven by growth across our underwriting platforms, both from existing relationships and through new opportunities we believe have comparably attractive risk-return attributes, rate improvements and business acquired in connection with the acquisition of the TMR Group Entities.
Property Ceded Premiums Written

Six months ended June 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Property	$763,239	$607,686	$155,553

Ceded premiums written in our Property segment increased by $155.6 million, to $763.2 million, in the six months ended June 30, 2019, compared to $607.7 million in the six months ended June 30, 2018. The increase in ceded premiums written was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, in particular Upsilon RFO, as well as an overall increase in ceded purchases.
Property Underwriting Results
Our Property segment generated underwriting income of $304.0 million in the six months ended June 30, 2019, compared to underwriting income of $340.9 million in the six months ended June 30, 2018, a decrease of $36.9 million. In the six months ended June 30, 2019, our Property segment generated a net claims and claim expense ratio of 28.4%, an underwriting expense ratio of 29.1% and a combined ratio of 57.5%, compared to negative 10.2%, 30.8% and 20.6%, respectively, in the six months ended June 30, 2018.
Principally impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2019 was net adverse development on prior accident years net claims and claim expenses of $12.6 million, or an increase in the combined ratio of 1.8 percentage points, primarily driven by higher than expected losses in the other property class of business, compared to net favorable development of $170.7 million, or 39.8 percentage points, in the six months ended June 30, 2018. The net favorable development in the six months ended June 30, 2018 included decreases in the estimates of the net negative impact of the 2017 Large Loss Events, which resulted in a net positive impact on the underwriting result of $119.4 million and a corresponding reduction in the combined ratio of 30.4 percentage points.
See “Note 7. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$1,169,619	$877,400	$292,219
Net premiums written	$843,651	$615,644	$228,007
Net premiums earned	$745,772	$440,480	$305,292
Net claims and claim expenses incurred	477,434	275,602	201,832
Acquisition expenses	208,175	121,191	86,984
Operational expenses	39,405	28,145	11,260
Underwriting income	$20,758	$15,542	$5,216

Net claims and claim expenses incurred – current accident year	$494,164	$292,389	$201,775
Net claims and claim expenses incurred – prior accident years	(16,730)	(16,787)	57
Net claims and claim expenses incurred – total	$477,434	$275,602	$201,832

Net claims and claim expense ratio – current accident year	66.3%	66.4%	(0.1)%
Net claims and claim expense ratio – prior accident years	(2.3)%	(3.8)%	1.5%
Net claims and claim expense ratio – calendar year	64.0%	62.6%	1.4%
Underwriting expense ratio	33.2%	33.9%	(0.7)%
Combined ratio	97.2%	96.5%	0.7%

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2019, our Casualty and Specialty segment gross premiums written increased by $292.2 million, or 33.3%, to $1.2 billion, compared to $877.4 million in the six months ended June 30, 2018. The increase was due to the business acquired in connection with the acquisition of the TMR Group Entities, as well as continued growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment and rate improvements.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$325,968	$261,756	$64,212

Ceded premiums written in our Casualty and Specialty segment increased by $64.2 million, to $326.0 million, in the six months ended June 30, 2019, compared to $261.8 million in the six months ended June 30, 2018, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $20.8 million in the six months ended June 30, 2019, compared to underwriting income of $15.5 million in the six months ended June 30, 2018. In the six months ended June 30, 2019, our Casualty and Specialty segment generated a net claims and claim expense ratio of 64.0%, an underwriting expense ratio of 33.2% and a combined ratio of 97.2%, compared to 62.6%, 33.9% and 96.5%, respectively, in the six months ended June 30, 2018.
During the six months ended June 30, 2019, the increase in the Casualty and Specialty segment combined ratio was driven by an increase of 1.4 percentage points in the net claims and claim expense ratio principally the result of lower net favorable development on prior accident years net claims and claim expenses in the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Partially offsetting the increase in the net claims and claim expense ratio was a 0.7 percentage point decrease in the underwriting expense ratio primarily the result of a decrease in the operating expense ratio due to improved operating leverage as a result of the business acquired in connection with the acquisition of the TMR Group Entities.
Our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $16.7 million, or 2.3 percentage points, during the six months ended June 30, 2019, compared to $16.8 million, or 3.8 percentage points, respectively, in the six months ended June 30, 2018. The net favorable development during the six months ended June 30, 2019 and 2018 was principally driven by reported losses coming in lower than expected. See “Note 7. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Six months ended June 30,	2019	2018	Change
(in thousands)
Management fee income
Joint ventures	$19,254	$13,494	$5,760
Managed funds	10,264	5,151	5,113
Structured reinsurance products and other	18,221	16,569	1,652
Total management fee income	47,739	35,214	12,525

Performance fee income
Joint ventures	7,756	11,047	(3,291)
Managed funds	768	1,953	(1,185)
Structured reinsurance products and other	12,732	10,168	2,564
Total performance fee income (1)	21,256	23,168	(1,912)
Total fee income	$68,995	$58,382	$10,613

In the six months ended June 30, 2019, total fee income increased $10.6 million, to $69.0 million, compared to $58.4 million in the six months ended June 30, 2018, primarily driven by an increase in the dollar value of capital being managed. Fee income generated by the TMR third-party capital vehicles was not material to our results of operations for the six months ended June 30, 2019.
Net Investment Income

Six months ended June 30,	2019	2018	Change
(in thousands)
Fixed maturity investments	$149,589	$96,059	$53,530
Short term investments	29,651	12,937	16,714
Equity investments trading	1,943	2,188	(245)
Other investments
Private equity investments	12,763	3,426	9,337
Other	7,875	18,681	(10,806)
Cash and cash equivalents	3,823	1,604	2,219
	205,644	134,895	70,749
Investment expenses	(8,350)	(7,063)	(1,287)
Net investment income	$197,294	$127,832	$69,462

Net investment income was $197.3 million in the six months ended June 30, 2019, compared to $127.8 million in the six months ended June 30, 2018, an increase of $69.5 million. Impacting our net investment income for the six months ended June 30, 2019 was improved performance in our fixed maturity and short term investment portfolios combined with higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities and additional capital raised in certain of our consolidated third-party capital vehicles, and the subsequent investment of those funds as part of our consolidated investment portfolio.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $2.2 million in the six months ended June 30, 2019, compared to $8.7 million in the six months ended June 30, 2018.

Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2019	2018	Change
(in thousands)
Gross realized gains	$52,885	$9,716	$43,169
Gross realized losses	(30,160)	(52,372)	22,212
Net realized gains (losses) on fixed maturity investments	22,725	(42,656)	65,381
Net unrealized gains (losses) on fixed maturity investments trading	225,913	(64,792)	290,705
Net realized and unrealized gains (losses) on investments-related derivatives	50,969	(3,326)	54,295
Net realized gains on equity investments trading	30,738	582	30,156
Net unrealized gains on equity investments trading	34,303	10,147	24,156
Net realized and unrealized gains (losses) on investments	$364,648	$(100,045)	$464,693

Net realized and unrealized gains on investments were $364.6 million in the six months ended June 30, 2019, compared to net realized and unrealized losses of $100.0 million in the six months ended June 30, 2018, an increase of $464.7 million. Principally impacting our net realized and unrealized gains on investments in the six months ended June 30, 2019 were:

•
net realized and unrealized gains on our fixed maturity investments trading of $248.6 million in the six months ended June 30, 2019, compared to net realized and unrealized losses of $107.4 million in the six months ended June 30, 2018, an increase of $356.1 million, principally driven by a downward shift in the interest rate yield curve during the six months ended June 30, 2019, compared to an upward shift in the yield curve in the six months ended June 30, 2018;

•
net realized and unrealized gains on our investment-related derivatives of $51.0 million in the six months ended June 30, 2019, compared to losses of $3.3 million in the six months ended June 30, 2018, an increase of $54.3 million, principally driven by the interest rate activity noted above; and

•
net realized and unrealized gains on equity investments trading of $65.0 million in the six months ended June 30, 2019, compared to $10.7 million in the six months ended June 30, 2018, an increase of $54.3 million, principally driven by higher returns on certain of our larger equity positions during the six months ended June 30, 2019.

Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2019	2018	Change
(in thousands)
Net foreign exchange gains (losses)	$6,463	$(6,930)	$13,393

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of the TMR Group Entities, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations, investment portfolio, and operations with non-U.S. dollar functional currencies, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.

Equity in Earnings of Other Ventures

Six months ended June 30,	2019	2018	Change
(in thousands)
Top Layer Re	$4,607	$4,032	$575
Tower Hill Companies	4,454	3,645	809
Other	2,412	(994)	3,406
Total equity in earnings of other ventures	$11,473	$6,683	$4,790

Equity in earnings of other ventures was $11.5 million in the six months ended June 30, 2019, compared to $6.7 million in the six months ended June 30, 2018, an increase of $4.8 million, principally driven by improved profitability of our equity investments in a select group of insurance and insurance-related companies within the other category.
Other Income (Loss)

Six months ended June 30,	2019	2018	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$3,865	$(736)	4,601
Other	228	719	(491)
Total other income (loss)	$4,093	$(17)	$4,110

In the six months ended June 30, 2019, we generated other income of $4.1 million, compared to an other loss of $17 thousand in the six months ended June 30, 2018, an increase of $4.1 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30,	2019	2018	Change
(in thousands)
Corporate expenses	$62,636	$15,034	$47,602

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, costs associated with corporate acquisitions, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $47.6 million, to $62.6 million, in the six months ended June 30, 2019, compared to $15.0 million in the six months ended June 30, 2018. During the six months ended June 30, 2019, we recorded $40.0 million of corporate expenses associated with the acquisition of the TMR Group Entities, comprised of $15.9 million of compensation-related costs, $14.8 million of transaction-related costs and $9.3 million of integration-related costs.
Income Tax Expense

Six months ended June 30,	2019	2018	Change
(in thousands)
Income tax expense	$(17,006)	$(1,099)	$(15,907)

In the six months ended June 30, 2019, we recognized an income tax expense of $17.0 million, compared to $1.1 million in the six months ended June 30, 2018. The income tax expense in the six months ended June 30, 2019 was principally driven by investment gains in our U.S. based operations.

Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2019	2018	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(142,034)	$(84,382)	$(57,652)

Our net income attributable to redeemable noncontrolling interests was $142.0 million in the six months ended June 30, 2019, compared to $84.4 million in the six months ended June 30, 2018, a change of $57.7 million. The increase was primarily driven by the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the six months ended June 30, 2019, combined with DaVinciRe generating higher underwriting income and higher total investment results.
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
Dividends and return of capital by our principal operating subsidiaries to RenaissanceRe, net of capital contributions by RenaissanceRe to our principal operating subsidiaries, were $509.4 million during the six months ended June 30, 2019 (2018 - $79.7 million).
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
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At June 30, 2019, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2018 group BSCR was filed with the

BMA in advance of the May 31, 2019 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.
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
Bermuda
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At June 30, 2019, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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
U.K.
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At June 30, 2019, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £514.4 million (December 31, 2018 - £427.5 million). Actual FAL posted for Syndicate 1458 at June 30, 2019 was £539.6 million, supported by a $255.0 million letter of credit and a $430.0 million deposit of cash and fixed maturity securities (December 31, 2018 - $180.0 million and $390.8 million, respectively). See “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
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
U.S.
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the NAIC's model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At June 30, 2019, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2019, Renaissance Reinsurance U.S. will have an ordinary dividend capacity of $31.2 million (2018 - $24.1 million).
RenaissanceRe Europe’s U.S. branch is required to file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by the U.S. insurance regulators. Its minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. At June 30, 2019, we believe RenaissanceRe Europe’s U.S. branch exceeded the minimum required statutory capital and surplus requirement and also exceeded the RBC minimum required level.
RenaissanceRe Europe’s U.S. branch does not pay ordinary dividends and would need approval from the New York State Department of Financial Services for any return of capital to RenaissanceRe Europe.
Switzerland
RenaissanceRe Europe is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervision Act. Its accounts are prepared in accordance with the Swiss Code of Obligations, the Insurance Supervision Act and the Insurance Supervision Ordinance. RenaissanceRe Europe is obligated to maintain a minimum level of capital based on the Swiss Code of Obligations and Insurance Supervision Act. In addition, it is required to perform a minimum solvency margin calculation based on the Swiss Solvency Test (“SST”) regulations as stipulated by the Insurance Supervision Act and the Insurance Supervision Ordinance. The SST is based on an economic view and required capital is derived from a combination of internal and standard models. The amount of dividends that RenaissanceRe Europe is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings and the current year profit. The solvency and capital requirements must still be met following any distribution. At June 30, 2019, we believe RenaissanceRe Europe exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. RenaissanceRe Europe was required to prepare a FCR for the year ended December 31, 2018, which is available on our website.
Australia
RenaissanceRe Europe’s Australia branch is regulated by the Australian Prudential Regulation Authority (“APRA”) and is authorized to carry on insurance business under subsection 12(2) of the Insurance Act 1973. RenaissanceRe Europe’s Australia branch’s regulatory reporting is prepared in accordance with the Australian Accounting Standards and APRA Prudential Standards. APRA Prudential Standards require the maintenance of net assets in Australia in excess of a calculated Prescribed Capital Amount (“PCA”). The net assets in Australia at June 30, 2019 were above the PCA estimated under the APRA Prudential Standards.
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
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2018 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” in our Form 10-Q for the six months ended June 30, 2019 for details of these facilities.

Cash Flows

Six months ended June 30,	2019	2018
(in thousands)
Net cash provided by operating activities	$783,969	$349,111
Net cash used in investing activities	(2,076,974)	(1,421,932)
Net cash provided by financing activities	856,243	262,202
Effect of exchange rate changes on foreign currency cash	(534)	(2,501)
Net decrease in cash and cash equivalents	(437,296)	(813,120)
Cash and cash equivalents, beginning of period	1,107,922	1,361,592
Cash and cash equivalents, end of period	$670,626	$548,472

2019
During the six months ended June 30, 2019, our cash and cash equivalents decreased by $437.3 million, to $670.6 million at June 30, 2019, compared to $1.1 billion at December 31, 2018.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2019 were $784.0 million, compared to cash flows used by operating activities of $349.1 million during the six months ended June 30, 2018. Cash flows provided by operating activities during the six months ended June 30, 2019 were primarily the result of certain adjustments to reconcile our net income of $802.0 million to net cash provided by operating activities, including:

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

•
an increase in unearned premiums of $882.9 million due the growth in gross premiums written across both our Property and Casualty and Specialty segments, combined with the timing of the January and June renewals; partially offset by

•	increases in premiums receivable of $965.8 million due to the timing of receipts of our gross premiums written;

•	an increase of $402.6 million in our prepaid reinsurance premiums due to ceded premiums written associated with the January and June renewals;

•
a decrease in other operating cash flows of $321.3 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2019, which were recorded in other liabilities at December 31, 2018. During the first six months of 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the first six months of 2019. See “Note 10. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; and

•	net realized and unrealized gains on investments of $364.6 million principally due to improved performances from our fixed maturity, public equity and investments-related derivative portfolios.
Cash flows used in investing activities. During the six months ended June 30, 2019, our cash flows used in investing activities were $2.1 billion, principally reflecting net purchases of short term investments and other investments of $2.0 billion and $133.9 million, respectively, partially offset by net sales of fixed maturity investments and equity investments of $175.3 million and $125.6 million, respectively. The net purchase of short term investments was funded in part by the capital received from investors in Upsilon RFO and the net sales of fixed maturity and equity investments, as noted above. The net purchase of other investments during the six months ended June 30, 2019, was primarily driven by an increased allocation to catastrophe bonds. In addition, we completed our acquisition of the TMR Group Entities on March 22, 2019, resulting in a net cash outflow of $276.2 million, comprised of cash consideration paid by RenaissanceRe as acquisition consideration of $813.6 million, net of cash acquired from the TMR Group Entities of $537.4 million. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information related to the acquisition of the TMR Group Entities.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2019 were $856.2 million, and were principally the result of:

•	net inflows of $396.4 million associated with the April 2, 2019 issuance of $400.0 million of our 3.600% Senior Notes due April 15, 2029;

•	net inflows of $514.7 million related to a net contribution of capital from third-party shareholders, principally in DaVinciRe, Medici, Vermeer and Upsilon RFO; partially offset by

•	dividends paid on our common and preference shares of $29.4 million and $18.4 million, respectively.
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

•
a decrease in our reserve for claims and claim expenses of $378.1 million as a result of claims and claims expenses incurred of $302.7 million during the six months ended June 30, 2018, more than offset by claims payments of $672.1 million, largely associated with the 2017 Large Loss Events.

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
Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At June 30, 2019	At December 31, 2018	Change
(in thousands)
Common shareholders’ equity	$5,262,842	$4,395,080	$867,762
Preference shares	650,000	650,000	—
Total shareholders’ equity attributable to RenaissanceRe	5,912,842	5,045,080	867,762
3.600% Senior Notes due 2029	391,016	—	391,016
3.450% Senior Notes due 2027	296,043	295,797	246
3.700% Senior Notes due 2025	297,871	297,688	183
5.750% Senior Notes due 2020	249,766	249,602	164
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,194	148,040	154
Total debt	$1,382,890	$991,127	$391,763
Total shareholders’ equity attributable to RenaissanceRe and debt	$7,295,732	$6,036,207	$1,259,525

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
During the six months ended June 30, 2019, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.3 billion, to $7.3 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $867.8 million during the six months ended June 30, 2019 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $657.5 million;

•	the issuance of 1,739,071 of our common shares to Tokio in connection with the TMR Stock Purchase; and partially offset by

•	$29.4 million and $18.4 million of dividends on our common and preference shares, respectively.
Our debt increased $391.8 million during the six months ended June 30, 2019 principally as a result of the April 2, 2019 issuance of $400.0 million of 3.600% Senior Notes due April 15, 2029. The net proceeds from this offering were used to repay, in full, the $200.0 million that was outstanding under our revolving credit agreement at March 31, 2019, and the remainder of the net proceeds will be used for general corporate purposes. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information regarding the acquisition of the TMR Group Entities and “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information regarding the issuance of our 3.600% Senior Notes Due 2029.
Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At June 30, 2019	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	32,009
Secured Letter of Credit Facility with Citibank Europe	238,267
Renaissance Reinsurance FAL Facility	255,000
Mizuho Letters of Credit (2)	188,873
Mitsubishi Letters of Credit (2)	154,521
Credit Suisse Letter of Credit Facility	111,052
Uncommitted, Unsecured Letter of Credit Facility with Citibank Europe	221,909
Total credit facilities in U.S. dollars	$1,201,631

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At June 30, 2019, no amounts were issued or drawn under these facilities.

(2)
These letters of credit were transferred to us in connection with the acquisition of the TMR Group Entities. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information related to the acquisition of the TMR Group Entities.

During the six months ended June 30, 2019, we amended certain of our existing credit facilities and entered into several new credit facilities following the TMR Stock Purchase to address the need to transfer or replace certain letters of credit that were transferred to us as a result of the acquisition of the TMR Group Entities. In addition, we exercised our option to increase the FAL Facility letter of credit by $75.0 million. The material amendments to the existing credit facilities and new credit facilities are described further in “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements”. There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2018.
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2019 with respect to our multi-beneficiary reinsurance trusts totaled $1.3 billion and $331.7 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2018 - $1.2 billion and $385.8 million, respectively), compared to the minimum amount required under U.S. state regulations of $894.5 million and $247.5 million, respectively, at June 30, 2019 (December 31, 2018 - $1.1 billion and $356.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2019 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $51.5 million and $38.5 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2018 - $50.3 million and $63.2 million, respectively), compared to the minimum amount required under U.S. state regulations of $38.1 million and $30.6 million, respectively (December 31, 2018 - $36.8 million and $26.9 million, respectively).
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 19, 2019 are presented below.

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

On March 25, 2019, S&P revised its outlook on RenaissanceRe and its operating subsidiaries to stable from negative. In addition, S&P removed its ratings on RenaissanceRe Europe from CreditWatch with negative implications, where they were placed on November 2, 2018, and affirmed its “A+” issuer credit rating and financial strength rating on RenaissanceRe Europe. The ratings on RenaissanceRe UK remain on CreditWatch negative, where they were placed on November 2, 2018.
As of July 19, 2019, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2018.
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

Investments
The table below shows our invested assets:

	June 30, 2019		December 31, 2018		Change
(in thousands, except percentages)
U.S. treasuries	$3,961,306	24.2%	$3,331,411	28.0%	$629,895
Agencies	334,923	2.0%	174,883	1.5%	160,040
Municipal	2,859	—%	6,854	0.1%	(3,995)
Non-U.S. government	370,505	2.3%	279,818	2.4%	90,687
Non-U.S. government-backed corporate	207,668	1.3%	160,063	1.3%	47,605
Corporate	3,268,511	19.9%	2,450,244	20.6%	818,267
Agency mortgage-backed	1,167,735	7.1%	817,880	6.8%	349,855
Non-agency mortgage-backed	266,963	1.6%	278,680	2.4%	(11,717)
Commercial mortgage-backed	374,584	2.3%	282,294	2.4%	92,290
Asset-backed	524,612	3.2%	306,743	2.6%	217,869
Total fixed maturity investments, at fair value	10,479,666	63.9%	8,088,870	68.1%	2,390,796
Short term investments, at fair value	4,579,171	28.0%	2,586,520	21.8%	1,992,651
Equity investments trading, at fair value	273,646	1.7%	310,252	2.6%	(36,606)
Other investments, at fair value	955,437	5.8%	784,933	6.5%	170,504
Total managed investment portfolio	16,287,920	99.4%	11,770,575	99.0%	4,517,345
Investments in other ventures, under equity method	100,396	0.6%	115,172	1.0%	(14,776)
Total investments	$16,388,316	100.0%	$11,885,747	100.0%	$4,502,569

At June 30, 2019, we held investments totaling $16.4 billion, compared to $11.9 billion at December 31, 2018. In connection with the acquisition of the TMR Group Entities, we acquired total investments with a fair market value of $2.3 billion on March 22, 2019, the date of acquisition. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 4. Investments” and “Note 5. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity investments, senior secured bank loan funds and hedge funds). At June 30, 2019, our portfolio of equity investments trading totaled $273.6 million, or 1.7%, of our total investments (December 31, 2018 - $310.3 million or 2.6%). Our portfolio of other investments totaled $955.4 million, or 5.8%, of our total investments at June 30, 2019 (December 31, 2018 - $784.9 million or 6.5%).

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2019	December 31, 2018	Change
(in thousands)
Catastrophe bonds	$652,668	$516,571	$136,097
Private equity investments	270,246	242,647	27,599
Senior secured bank loan funds	20,591	14,482	6,109
Hedge funds	11,932	11,233	699
Total other investments	$955,437	$784,933	$170,504

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the six months ended June 30, 2019 is a loss of $5.6 million (2018 - income of $0.4 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 5. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, other investments and investments in other ventures of $1.2 billion, of which $723.7 million has been contributed at June 30, 2019. Our remaining commitments to these investments at June 30, 2019 totaled $436.4 million. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2019, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2018. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2019, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations, and related footnotes, included in our Form 10-K for the year ended December 31, 2018, except as described below.
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
3.600% Senior Notes Due 2029
On April 2, 2019, we issued $400.0 million of our 3.600% Senior Notes due April 15, 2029. The net proceeds from this offering were used to repay, in full, the $200.0 million outstanding under our revolving credit facility at March 31, 2019, which we used to partially fund the purchase price for the TMR Stock Purchase, and the remainder of the net proceeds will be used for general corporate purposes. See “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information regarding the issuance of our 3.600% Senior Notes Due 2029.
CURRENT OUTLOOK
Property Exposed Market Developments
In 2018, the insurance and reinsurance markets were impacted by large loss events including Typhoons Jebi, Mangkut and Trami, Hurricanes Florence and Michael in the U.S., wildfires across the state of California, and numerous other events around the world. We currently estimate that these events gave rise to more than $80 billion of industry-wide insured losses. These significant 2018 events follow a number of significant natural disasters in 2017, including Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake in the third quarter of 2017, and wildfires in many areas of California. In addition, the market has been impacted by continuing, significant adverse development from these events, particularly Typhoon Jebi and Hurricanes Irma and Michael.

Given the nature and breadth of these events, the associated losses affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, loss estimation, length of payout periods, social inflation risk and other factors continue to be uncertain for these loss events, both for the individual events and in the aggregate. Moreover, we believe a large number of our clients and competitors have been impacted by significant ongoing adverse development on these large events; in particular, we estimate that, by itself, the industry’s reported 2019 adverse development on Typhoon Jebi would constitute the largest insured industry loss event of 2019 to date, just as the reported 2018 adverse development on Hurricane Irma would have been one of the largest insured loss events of 2018. We believe that this adverse development arose from underestimations of exposure and incurred loss; loss reporting delays in the regions impacted by Typhoon Jebi; aggressive litigation and adjustment practices, particularly but not limited to in the state of Florida; other elevated loss adjustment expenses; and other factors. We believe that revised views of risk as a result of this experience, and the potential diminishment of capacity or risk appetite from the insurance-linked securities market, may contribute favorably to market conditions in future periods, although there can be no assurance that these developments will occur or be sustained.
Overall, the January 2019 renewal season was generally stable. However, when viewed as a whole, loss affected programs and lines did manifest improved terms and conditions, and other property-exposed coverages have also exhibited beneficial changes, particularly retrocessional coverages. These developments facilitated our growth in gross premiums written, both in our existing operations and more particularly by presenting opportunities to deploy additional third party capital. We believe these trends continued in respect of the June 2019 renewals. However, in respect of the exposures which were ceded to the market during June 2019, in general we assessed that prevailing rate increases were not sufficient to offset increases in exposure, continuing risks from social inflation, and the adverse impact of years of sustained reinsurance rate decreases. Accordingly, we sought to re-balance our portfolio, managing our net exposure to southeast windstorm risk to a relatively flat level compared to the prior year measured in terms of the proportion of our shareholders’ equity we believe to be exposed to southeast windstorm risk, but reducing our estimated modeled net exposure to the domestic Florida market.
We believe it is possible that the overall developments described above may contribute to sustainable general market dynamics that could continue to support improving market conditions in lines and regions we target and in which we have differentiating expertise. In particular, we believe that these large loss events, the scale and pace of adverse development and other market dynamics have helped drive demand for complex, holistic product coverages for which we believe we have competitive advantages. However, at this time we cannot know with certainty whether any such positive developments will transpire or be sustained, or the degree to which we will continue to benefit from them.
We expect that over time reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital and we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio. However, we estimate that to date in 2019 capital supply from alternative capital providers has not, for the first time in some time, continued to grow. In any case, over the medium and longer term, we anticipate the market will be characterized by an ample supply of capital, including third party capital, notwithstanding the significant impacts of the large loss events of 2017 and 2018, and the continuing adverse development therefrom.
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
Casualty and Specialty Exposed Market Developments
Certain of the markets in which our Casualty and Specialty segment operate generally experienced favorable rate trends and stable terms and conditions in respect of the early 2019 renewals. In particular, we have observed favorable conditions for accounts that exhibited elevated loss emergence or underlying rate deterioration, but we also estimate that the favorable market trends have extended more broadly. In the near term, we continue to expect that current pricing trends exhibited during the year are likely to continue, with terms and conditions for loss-affected lines of business, such as the liability exposures impacted by the California wildfires, continuing to show moderate improvement and certain other areas of the casualty and specialty market potentially maintaining less pronounced but positive adjustments. Moreover, we believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that, given our strong ratings, expanded product offerings, and increased U.S. market presence, we are well positioned to compete for business that we find attractive, such as the large, bespoke coverages we have structured and provided for the California wildfire liability market. At the same time, we also estimate that underlying loss costs for many casualty and specialty lines of business have continued to rise. We plan to continue to seek unique or differentiated opportunities to provide coverage on large programs open only to us or select markets. However, we cannot assure you that positive market trends will continue, that we will succeed in identifying and expanding on attractive programs or obtain potentially attractive new programs, or that future, currently unforeseen developments, will not adversely impact the casualty and specialty markets.
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
General Economic Conditions
Underlying economic conditions in several of the key markets we serve remained generally stable in 2019, with certain of our core markets, including the U.S., experiencing economic growth. Economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration. We also continue to seek and participate in efforts to enhance insurance penetration in respect of select perils and regions, although such efforts are complex and frequently long-term and uncertain in nature.
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
The sustained environment of low interest rates in recent years lowered the yields at which we invest our assets relative to longer-term historical levels. In 2018, rates increased in respect of the securities which predominantly characterize our portfolio, contributing to comparatively high net realized and unrealized losses over those periods, while increasing the then-projected forward yields on our portfolio. More recently, we have seen decreases in prevailing interest rates, contributing significantly to comparably high net realized and unrealized gains from our invested assets over the immediate period. However, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, we expect the yield on our portfolio to be adversely impacted by a declining interest rate environment. While it is possible yields will improve in future periods, we currently anticipate a period of declining interest rates and broader uncertainty. We are unable to predict with certainty when conditions will substantially and sustainably improve, or the pace of any such improvement.
We continue to monitor the risk that our principal markets will experience increased inflationary conditions, potentially exacerbated by interest rate cuts. Inflationary conditions would cause costs related to our claims and claim expenses to increase and impact the performance of our investment portfolio, among other things. The onset, duration and severity of an inflationary period cannot be estimated with precision.
Legislative and Regulatory Update
The Tax Bill was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, including, among other things, altering the current taxation of insurance premiums ceded from a U.S. domestic corporation to any non-U.S. affiliate. The Tax Bill and future regulatory actions pertaining to it could adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we continue to estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. For example, as contemplated by the Tax Bill, in July 2019 the Department of Treasury and the IRS issued comprehensive proposed regulations on passive foreign investment companies (also known as PFICs), which could potentially impact U.S. shareholders of RenaissanceRe Holdings Ltd. or certain of our joint venture vehicles. While we estimate, from our initial assessment, that our pubic shareholders should not be directly impacted, we could be adversely impacted if joint venture vehicles were competitively harmed by the final form of such regulation. The proposed regulations are not finalized and are subject, among other things, to a comment period. Further, it is possible that other tax legislation could be introduced and enacted in the future that would have an adverse impact on us.
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

The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short term extensions. The NFIP’s current authorization has been extended to September 30, 2019. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. In January 2019, the Federal Deposit Insurance Corp. and Office of the Comptroller of the Currency issued rules requiring lenders to accept private flood insurance policies that have coverage at least as comprehensive as that offered by NFIP, and providing a framework to evaluate alternative flood coverage; these rules went into effect on July 1, 2019. Congress is also considering legislative language that would direct FEMA to consider policy holders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. To the extent these laws, rules and regulations are adopted and enforced, they could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. Accordingly, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2018, during the six months ended June 30, 2019, except as described below. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to these risks.
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
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the second quarter of 2019, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
April 1 - 30, 2019	69	$146.10	69	$146.10	—	$—	—
May 1 - 31, 2019	587	$166.19	587	$166.19	—	$—	—
June 1 - 30, 2019	—	$—	—	$—	—	$—	—
Total	656	$164.08	656	$164.08	—	$—	$500,000

During the six months ended June 30, 2019, we did not repurchase any of our common shares in open market transactions under our share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1
Amended and Restated Standby Letter of Credit Agreement, dated June 21, 2019, by and among Wells Fargo Bank, National Association. Renaissance Reinsurance Ltd., Renaissance Reinsurance U.S. Inc., DaVinci Reinsurance Ltd. and RenaissanceRe Europe AG. (1)

10.2
First Amendment to Loan Documents, dated June 11, 2019, by and among Wells Fargo Bank, National Association, the financial institutions party thereto from time to time, RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG, RenaissanceRe Finance Inc. and RenRe North America Holdings Inc.

10.3
Deed of Amendment and Accession, dated June 24, 2019, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe, Renaissance Reinsurance U.S. Inc and RenaissanceRe Europe AG.

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on June 24, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 24, 2019	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 24, 2019	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)