Form 10-Q
period 2019-09-30
RENAISSANCERE HOLDINGS LTD
filed 2019-10-30
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at October 25, 2019 was 44,151,949.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS
RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $11,214,394 at September 30, 2019 (December 31, 2018 – $8,163,962)	$11,386,228	$8,088,870
Short term investments, at fair value	4,116,156	2,586,520
Equity investments trading, at fair value	379,422	310,252
Other investments, at fair value	962,109	784,933
Investments in other ventures, under equity method	103,978	115,172
Total investments	16,947,893	11,885,747
Cash and cash equivalents	871,251	1,107,922
Premiums receivable	2,799,954	1,537,188
Prepaid reinsurance premiums	972,047	616,185
Reinsurance recoverable	2,438,299	2,372,221
Accrued investment income	73,509	51,311
Deferred acquisition costs and value of business acquired	708,258	476,661
Receivable for investments sold	225,147	256,416
Other assets	344,593	135,127
Goodwill and other intangible assets	263,259	237,418
Total assets	$25,644,210	$18,676,196
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$8,602,437	$6,076,271
Unearned premiums	2,967,535	1,716,021
Debt	1,383,498	991,127
Reinsurance balances payable	2,910,601	1,902,056
Payable for investments purchased	654,685	380,332
Other liabilities	395,186	513,609
Total liabilities	16,913,942	11,579,416
Commitments and Contingencies
Redeemable noncontrolling interests	2,779,033	2,051,700
Shareholders’ Equity
Preference shares: $1.00 par value – 16,010,000 shares issued and outstanding at September 30, 2019 (December 31, 2018 – 16,010,000)	650,000	650,000
Common shares: $1.00 par value – 44,151,949 shares issued and outstanding at September 30, 2019 (December 31, 2018 – 42,207,390)	44,152	42,207
Additional paid-in capital	560,166	296,099
Accumulated other comprehensive income (loss)	4,988	(1,433)
Retained earnings	4,691,929	4,058,207
Total shareholders’ equity attributable to RenaissanceRe	5,951,235	5,045,080
Total liabilities, noncontrolling interests and shareholders’ equity	$25,644,210	$18,676,196

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2019 and 2018
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues
Gross premiums written	$861,068	$625,677	$3,902,271	$2,762,672
Net premiums written	$704,130	$453,255	$2,656,126	$1,720,808
Decrease (increase) in unearned premiums	202,618	78,594	(287,848)	(319,292)
Net premiums earned	906,748	531,849	2,368,278	1,401,516
Net investment income	113,844	80,696	311,138	208,528
Net foreign exchange losses	(8,275)	(4,566)	(1,812)	(11,496)
Equity in earnings of other ventures	5,877	7,648	17,350	14,331
Other income	1,016	497	5,109	480
Net realized and unrealized gains (losses) on investments	31,938	13,630	396,586	(86,415)
Total revenues	1,051,148	629,754	3,096,649	1,526,944
Expenses
Net claims and claim expenses incurred	654,520	410,510	1,334,928	642,380
Acquisition expenses	202,181	109,761	553,614	312,524
Operational expenses	53,415	40,593	158,162	119,408
Corporate expenses	13,844	6,841	76,480	21,875
Interest expense	15,580	11,769	42,868	35,304
Total expenses	939,540	579,474	2,166,052	1,131,491
Income before taxes	111,608	50,280	930,597	395,453
Income tax expense	(3,664)	(1,451)	(20,670)	(2,550)
Net income	107,944	48,829	909,927	392,903
Net income attributable to redeemable noncontrolling interests	(62,057)	(6,440)	(204,091)	(90,822)
Net income attributable to RenaissanceRe	45,887	42,389	705,836	302,081
Dividends on preference shares	(9,189)	(9,708)	(27,567)	(20,899)
Net income available to RenaissanceRe common shareholders	$36,698	$32,681	$678,269	$281,182
Net income available to RenaissanceRe common shareholders per common share – basic	$0.83	$0.82	$15.58	$7.02
Net income available to RenaissanceRe common shareholders per common share – diluted	$0.83	$0.82	$15.57	$7.02
Dividends per common share	$0.34	$0.33	$1.02	$0.99

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Comprehensive income
Net income	$107,944	$48,829	$909,927	$392,903
Change in net unrealized gains on investments, net of tax	608	(382)	1,880	(1,707)
Foreign currency translation adjustments, net of tax	8,249	—	4,541	—
Comprehensive income	116,801	48,447	916,348	391,196
Net income attributable to redeemable noncontrolling interests	(62,057)	(6,440)	(204,091)	(90,822)
Comprehensive income attributable to redeemable noncontrolling interests	(62,057)	(6,440)	(204,091)	(90,822)
Comprehensive income attributable to RenaissanceRe	$54,744	$42,007	$712,257	$300,374

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Preference shares
Beginning balance	$650,000	$650,000	$650,000	$400,000
Issuance of shares	—	—	—	250,000
Ending balance	650,000	650,000	650,000	650,000
Common shares
Beginning balance	44,162	40,263	42,207	40,024
Issuance of shares	—	—	1,739	—
Exercise of options and issuance of restricted stock awards	(10)	3	206	242
Ending balance	44,152	40,266	44,152	40,266
Additional paid-in capital
Beginning balance	552,210	35,094	296,099	37,355
Issuance of shares	—	—	248,259	—
Offering expenses	—	615	—	(7,883)
Change in redeemable noncontrolling interests	(145)	13	(361)	340
Exercise of options and issuance of restricted stock awards	8,101	6,673	16,169	12,583
Ending balance	560,166	42,395	560,166	42,395
Accumulated other comprehensive income (loss)
Beginning balance	(3,869)	(1,101)	(1,433)	224
Change in net unrealized gains on investments, net of tax	608	(382)	1,880	(1,707)
Foreign currency translation adjustments, net of tax	8,249	—	4,541	—
Ending balance	4,988	(1,483)	4,988	(1,483)
Retained earnings
Beginning balance	4,670,339	4,135,805	4,058,207	3,913,772
Net income	107,944	48,829	909,927	392,903
Net income attributable to redeemable noncontrolling interests	(62,057)	(6,440)	(204,091)	(90,822)
Dividends on common shares	(15,108)	(13,143)	(44,547)	(39,611)
Dividends on preference shares	(9,189)	(9,708)	(27,567)	(20,899)
Ending balance	4,691,929	4,155,343	4,691,929	4,155,343
Total shareholders’ equity	$5,951,235	$4,886,521	$5,951,235	$4,886,521

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2019 and 2018
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018
Cash flows provided by operating activities
Net income	$909,927	$392,903
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	(27,239)	30,936
Equity in undistributed earnings of other ventures	1,754	(13,016)
Net realized and unrealized (gains) losses on investments	(396,586)	86,415
Net unrealized gains included in net investment income	(7,284)	(17,778)
Change in:
Premiums receivable	(625,031)	(482,473)
Prepaid reinsurance premiums	(216,064)	(261,950)
Reinsurance recoverable	482,663	382,571
Deferred acquisition costs	74,409	(71,182)
Reserve for claims and claim expenses	118,650	(127,910)
Unearned premiums	487,903	581,242
Reinsurance balances payable	738,442	981,823
Other	(277,112)	(593,055)
Net cash provided by operating activities	1,264,432	888,526
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	12,835,916	8,221,481
Purchases of fixed maturity investments trading	(13,403,711)	(8,692,688)
Net (purchases) sales of equity investments trading	(6,937)	15,490
Net purchases of short term investments	(1,362,151)	(1,465,451)
Net purchases of other investments	(130,476)	(130,649)
Net purchases of investments in other ventures	(2,341)	(20,952)
Return of investment from investment in other ventures	11,250	8,464
Net purchase of other assets	(4,108)	—
Net purchase of the TMR Group Entities	(276,206)	—
Net cash used in investing activities	(2,338,764)	(2,064,305)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(44,547)	(39,611)
Dividends paid – preference shares	(27,567)	(20,899)
Issuance of debt, net of expenses	396,411	—
Issuance of preference shares, net of expenses	—	242,371
Net third party redeemable noncontrolling interest share transactions	515,952	96,021
Taxes paid on withholding shares	(7,229)	(7,079)
Net cash provided by financing activities	833,020	270,803
Effect of exchange rate changes on foreign currency cash	4,641	(3,575)
Net decrease in cash and cash equivalents	(236,671)	(908,551)
Cash and cash equivalents, beginning of period	1,107,922	1,361,592
Cash and cash equivalents, end of period	$871,251	$453,041

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1.    ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2018.
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

•
Syndicate 1458 is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited (“RenaissanceRe CCL”), a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member. RenaissanceRe Syndicate Management Ltd. (“RSML”), a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.

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

•
Effective December 22, 2017, the Company and Reinsurance Group of America, Incorporated closed an initiative (“Langhorne”) to source third party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and the entity which manages the third-parties investing in Langhorne Holdings. The Company concluded that Langhorne Holdings meets the definition of a VIE. The Company is not the primary beneficiary of Langhorne Holdings and as a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company concluded that Langhorne Partners is not a VIE. The Company will account for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.

•
In connection with the acquisition of the TMR Group Entities, the Company manages Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (“Blizzard Re”) (together, the “TMR third-party capital vehicles”), which provide third-party investors with access to reinsurance risk formerly managed by the TMR Group Entities. Following the closing of the acquisition, some of the TMR third-party capital vehicles’ legacy portfolios of in-force and expired contracts were transferred to other stop loss reinsurance providers.

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
The Company’s functional currency is the U.S. dollar. Certain of the Company’s subsidiaries have a functional currency other than the U.S. dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated into the Company's U.S. dollar reporting currency at prevailing balance sheet-date exchange rates, while revenue and expenses of such foreign operations are translated into the Company's U.S. dollar functional currency at monthly average exchange rates during the year. The net effect of these translation adjustments, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, net of applicable deferred income taxes, is included in the Company’s consolidated balance sheet as currency translation adjustments and reflected within accumulated other comprehensive income (loss).
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
The Company recorded $4.0 million and $44.0 million of corporate expenses associated with the acquisition of the TMR Group Entities during the three and nine months ended September 30, 2019, respectively. Included in these expenses are compensation, transaction and integration-related costs.

Purchase Price
The Company's total purchase price for the TMR Group Entities was calculated as follows:

Special Dividend
Special Dividend paid to common shareholders of Tokio and holders of Tokio equity awards		$500,000
RenaissanceRe common shares
Common shares issued by RenaissanceRe to Tokio	1,739,071
Common share price of RenaissanceRe (1)	$143.75
Market value of RenaissanceRe common shares issued by RenaissanceRe to Tokio		249,998
Cash consideration
Cash consideration paid by RenaissanceRe as acquisition consideration		813,595
Total purchase price		1,563,593
Less: Special Dividend paid to Tokio		(500,000)
Net purchase price		$1,063,593

(1)	RenaissanceRe common share price was based on the 30-day trailing volume weighted average price of $143.7539 as of market close on March 15, 2019, which approximates fair value.

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
Identifiable intangible assets and accumulated amortization at September 30, 2019, consisted of the following, based on foreign exchange rates on March 22, 2019, and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Top broker relationships	$10,000	10.0 years
Renewal rights	1,200	15.0 years
Insurance licenses	6,800	Indefinite
Gross identifiable intangible assets related to the acquisition of the TMR Group Entities, at March 22, 2019	18,000
Accumulated amortization (from March 22, 2019 through September 30, 2019)	540
Net identifiable intangible assets related to the acquisition of the TMR Group Entities at September 30, 2019	$17,460

Amortization from the acquisition date, March 22, 2019, through September 30, 2019 was included in the Company's consolidated statements of operations for the three and nine months ended September 30, 2019.
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

•
Renewal rights - the value of policy renewal rights after taking into consideration written premiums on assumed retention ratios and the insurance cash flows and the associated equity cash flows from these renewal policies over the expected life of the renewals. These will be amortized on a straight-line basis over the economic useful life as of the acquisition date; and

•	Insurance licenses - the value of acquired insurance licenses, which provide the ability to write reinsurance in all 50 states of the U.S. and the District of Columbia.
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
Financial Results
The following table summarizes the net contribution from the acquisition of the TMR Group Entities since March 22, 2019 that has been included in the Company's consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019. The operating activities of the TMR Group Entities from the acquisition date, March 22, 2019, through September 30, 2019 are included in the Company’s consolidated statements of operations for the nine months ended September 30, 2019.
The unaudited net contribution of the acquisition and integration of the TMR Group Entities is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that may be achieved in the future. These results are not used as a part of management analysis of the financial performance of the Company’s business. These results primarily reflect items recorded directly by the TMR Group Entities, including: 1) net earned premium and net underwriting income on the in-force portfolio acquired with the acquisition of the TMR Group Entities and currently retained on the TMR Group Entities balance sheets; 2) net earned premium and net underwriting income for those contracts which have renewed post-acquisition on one of the acquired TMR Group Entities’ balance sheets; 3) net investment income and net realized and unrealized gains recorded directly by the TMR Group Entities; and 4) certain direct costs incurred directly by the TMR Group Entities. In addition, these results, where possible, are adjusted for transaction and integration related costs incurred by the Company. However, these results do not reflect on-going operating costs incurred by the Company in supporting the TMR Group Entities unless such costs are incurred directly by the TMR Group Entities. These results also do not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may be achieved in the future. These results involve significant estimates and are not indicative of the future results of the acquired TMR Group Entities, which will be further impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity’s operating structure, as well as the impact of changes in other business and capital management strategies.
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

	Three months ended September 30, 2019	Nine months ended September 30, 2019 (1)
Total revenues	$313,250	$730,080
Net income available to RenaissanceRe common shareholders (2)	$31,672	$97,068

(1)
Includes the net contribution from the acquisition of the TMR Group Entities since March 22, 2019 that has been included in the Company’s consolidated statements of operations and comprehensive income through September 30, 2019.

(2)
Includes $4.0 million and $44.0 million of corporate expenses associated with the acquisition and integration of the TMR Group Entities for the three and nine months ended September 30, 2019, respectively.

Taxation
At the date of acquisition and in conjunction with the acquisition of the TMR Group Entities, the Company established a net deferred tax liability of $5.7 million and recorded a valuation allowance against the TMR Group Entities’ deferred tax assets of $35.7 million in its consolidated financial statements. A predominant amount of the valuation allowance related to the TMR Group Entities’ U.S. operations and was recorded by the TMR Group Entities prior to the acquisition.
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the three and nine months ended September 30, 2019 and 2018, respectively, and assumes the acquisition of the TMR Group Entities occurred on January 1, 2018. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2018 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of the TMR Group Entities. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of the TMR Group Entities, as they are nonrecurring.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total revenues	$1,051,148	$930,825	$3,437,674	$2,478,934
Net income available to RenaissanceRe common shareholders	$36,698	$59,174	$734,946	$309,715

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

NOTE 4.INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2019	December 31, 2018
U.S. treasuries	$4,314,006	$3,331,411
Agencies	507,903	174,883
Municipal	1,629	6,854
Non-U.S. government	379,154	279,818
Non-U.S. government-backed corporate	263,170	160,063
Corporate	3,453,222	2,450,244
Agency mortgage-backed	1,248,722	817,880
Non-agency mortgage-backed	261,850	278,680
Commercial mortgage-backed	406,268	282,294
Asset-backed	550,304	306,743
Total fixed maturity investments trading	$11,386,228	$8,088,870

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2019	Amortized Cost	Fair Value
Due in less than one year	$605,595	$603,806
Due after one through five years	5,820,074	5,893,946
Due after five through ten years	2,170,132	2,232,264
Due after ten years	179,147	189,068
Mortgage-backed	1,888,719	1,916,840
Asset-backed	550,727	550,304
Total	$11,214,394	$11,386,228

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2019	December 31, 2018
Financials	$207,073	$200,357
Communications and technology	70,057	42,333
Industrial, utilities and energy	36,703	24,520
Consumer	34,384	20,639
Healthcare	26,051	18,925
Basic materials	5,154	3,478
Total	$379,422	$310,252

Pledged Investments
At September 30, 2019, $7.1 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2018 - $5.7 billion). Of this amount, $2.9 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2018 - $2.0 billion).
Reverse Repurchase Agreements
At September 30, 2019, the Company held $188.2 million (December 31, 2018 - $3.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Fixed maturity investments	$82,977	$55,725	$232,566	$151,784
Short term investments	15,061	9,403	44,712	22,340
Equity investments	1,326	903	3,269	3,091
Other investments
Private equity investments	(4,597)	8,723	8,166	12,149
Other	22,538	8,665	30,413	27,346
Cash and cash equivalents	1,978	1,104	5,801	2,708
	119,283	84,523	324,927	219,418
Investment expenses	(5,439)	(3,827)	(13,789)	(10,890)
Net investment income	$113,844	$80,696	$311,138	$208,528

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Gross realized gains	$34,710	$5,229	$87,595	$14,945
Gross realized losses	(4,609)	(15,327)	(34,769)	(67,699)
Net realized gains (losses) on fixed maturity investments	30,101	(10,098)	52,826	(52,754)
Net unrealized gains (losses) on fixed maturity investments trading	17,226	(8,730)	243,139	(73,522)
Net realized and unrealized gains (losses) on investments-related derivatives	11,134	2,563	62,103	(763)
Net realized (losses) gains on equity investments trading sold during the period	(72)	21,259	30,666	21,841
Net unrealized (losses) gains on equity investments trading still held at reporting date	(26,451)	8,636	7,852	18,783
Net realized and unrealized (losses) gains on equity investments trading	(26,523)	29,895	38,518	40,624
Net realized and unrealized gains (losses) on investments	$31,938	$13,630	$396,586	$(86,415)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2019	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$4,314,006	$4,314,006	$—	$—
Agencies	507,903	—	507,903	—
Municipal	1,629	—	1,629	—
Non-U.S. government	379,154	—	379,154	—
Non-U.S. government-backed corporate	263,170	—	263,170	—
Corporate	3,453,222	—	3,453,222	—
Agency mortgage-backed	1,248,722	—	1,248,722	—
Non-agency mortgage-backed	261,850	—	261,850	—
Commercial mortgage-backed	406,268	—	406,268	—
Asset-backed	550,304	—	550,304	—
Total fixed maturity investments	11,386,228	4,314,006	7,072,222	—
Short term investments	4,116,156	—	4,116,156	—
Equity investments trading	379,422	379,422	—	—
Other investments
Catastrophe bonds	659,466	—	659,466	—
Private equity investments (1)	266,048	—	—	74,210
Senior secured bank loan funds (1)	24,567	—	—	—
Hedge funds (1)	12,028	—	—	—
Total other investments	962,109	—	659,466	74,210
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	6,219	—	—	6,219
Derivatives (3)	18,565	212	18,353	—
Total other assets and (liabilities)	24,784	212	18,353	6,219
	$16,868,699	$4,693,640	$11,866,197	$80,429

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

(2)	Included in assumed and ceded (re)insurance contracts at September 30, 2019 was $37.8 million of other assets and $31.6 million of other liabilities.

(3)	See “Note 14. Derivative Instruments” for additional information related to the fair value by type of contract, of derivatives entered into by the Company.

At December 31, 2018	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$3,331,411	$3,331,411	$—	$—
Agencies	174,883	—	174,883	—
Municipal	6,854	—	6,854	—
Non-U.S. government	279,818	—	279,818	—
Non-U.S. government-backed corporate	160,063	—	160,063	—
Corporate	2,450,244	—	2,450,244	—
Agency mortgage-backed	817,880	—	817,880	—
Non-agency mortgage-backed	278,680	—	278,680	—
Commercial mortgage-backed	282,294	—	282,294	—
Asset-backed	306,743	—	306,743	—
Total fixed maturity investments	8,088,870	3,331,411	4,757,459	—
Short term investments	2,586,520	—	2,586,520	—
Equity investments trading	310,252	310,252	—	—
Other investments
Catastrophe bonds	516,571	—	516,571	—
Private equity investments (1)	242,647	—	—	54,545
Senior secured bank loan funds (1)	14,482	—	—	—
Hedge funds (1)	11,233	—	—	—
Total other investments	784,933	—	516,571	54,545
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(8,359)	—	—	(8,359)
Derivatives (3)	12,399	484	11,915	—
Total other assets and (liabilities)	4,040	484	11,915	(8,359)
	$11,774,615	$3,642,147	$7,872,465	$46,186

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
U.S. treasuries
Level 1 - At September 30, 2019, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 1.7% and a weighted average credit quality of AA (December 31, 2018 - 2.5% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2019, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 2.0% and a weighted average credit quality of AA (December 31, 2018 - 3.0% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Municipal
Level 2 - At September 30, 2019, the Company’s municipal fixed maturity investments had a weighted average yield to maturity of 3.0% and a weighted average credit quality of AA (December 31, 2018 - 4.8% and A, respectively). The Company’s municipal fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information regarding the security from third-party sources such as trustees, paying agents or issuers. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread over widely accepted market benchmarks.
Non-U.S. government
Level 2 - At September 30, 2019, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 1.7% and a weighted average credit quality of AAA (December 31, 2018 - 2.7% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. government-backed corporate
Level 2 - At September 30, 2019, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 2.0% and a weighted average credit quality of AA (December 31, 2018 - 2.8% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2019, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 3.0% and a weighted average credit quality of A (December 31, 2018 - 4.9% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency mortgage-backed
Level 2 - At September 30, 2019, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 2.5%, a weighted average credit quality of AA and a weighted average life of 4.7 years (December 31, 2018 - 3.5%, AA and 7.1 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At September 30, 2019, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.3%, a weighted average credit quality of non-investment grade and a weighted average life of 4.7 years (December 31, 2018 - 4.4%, non-investment grade and 4.7 years, respectively). The Company’s non-agency Alt-A fixed maturity investments held at September 30, 2019 had a weighted average yield to maturity of 3.7%, a weighted average credit quality of non-investment grade and a weighted average life of 6.6 years (December 31, 2018 - 4.7%, non-investment grade and 6.3 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.

Commercial mortgage-backed
Level 2 - At September 30, 2019, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.5%, a weighted average credit quality of AAA, and a weighted average life of 5.6 years (December 31, 2018 - 3.6%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2019, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 3.4%, a weighted average credit quality of AAA and a weighted average life of 3.3 years (December 31, 2018 - 4.3%, AAA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2019, the Company’s short term investments had a weighted average yield to maturity of 1.7% and a weighted average credit quality of AAA (December 31, 2018 - 2.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2019	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$10,455	External valuation model	Indicative pricing	$—	$105.12	$104.55
Private equity investments	63,755	Internal valuation model	Liquidity discount	n/a	n/a	12.5%
Total other investments	74,210
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	484	Internal valuation model	Bond price	$100.32	$106.08	$103.49
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(9,242)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$(11,028)
			Expected loss ratio	n/a	n/a	34.9%
			Discount rate	n/a	n/a	1.6%
Assumed and ceded (re)insurance contracts	14,977	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%

Total other assets and (liabilities)	6,219
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$80,429

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2019	$74,810	$7,942	$82,752
Total realized and unrealized losses
Included in other income	(592)	(1,188)	(1,780)
Total foreign exchange losses	(8)	—	(8)
Purchases	—	(535)	(535)
Balance - September 30, 2019	$74,210	$6,219	$80,429

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2019	$54,545	$(8,359)	$46,186
Total realized and unrealized gains (losses)
Included in other income	1,790	(1,030)	760
Total foreign exchange losses	(16)	—	(16)
Purchases	17,891	(4,382)	13,509
Settlements	—	20	20
Amounts acquired (1)	—	19,970	19,970
Balance - September 30, 2019	$74,210	$6,219	$80,429

(1)
Represents the fair value of the other assets acquired from the TMR Group Entities, measured at fair value on a recurring basis using Level 3 inputs at March 22, 2019. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities.

Other assets and (liabilities)
Balance - July 1, 2018	$(2,018)
Total realized and unrealized gains
Included in other income	1,754
Purchases	(9,668)
Settlements	983
Balance - September 30, 2018	$(8,949)

Other assets and (liabilities)
Balance - January 1, 2018	$(2,952)
Total realized and unrealized gains
Included in other income	2,399
Purchases	(9,379)
Settlements	983
Balance - September 30, 2018	$(8,949)

Other investments
Private equity investments
Level 3 - At September 30, 2019, the Company’s other investments included a $10.5 million private equity investment which is recorded at fair value, with the fair value obtained through the receipt of an indicative pricing obtained from the insurance manager of the security. The Company considers the price obtained to be unobservable, as there is little, if any, market activity for this security. This unobservable input in isolation can cause significant increases or decreases in fair value. Generally, an increase in the indicative pricing would result in an increase in the fair value of this private equity investment.
Level 3 - At September 30, 2019, the Company’s other investments included $63.8 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models. These unobservable inputs in isolation can cause significant increases or decreases in fair value. The discount rates are applied to each of the comparable net tangible book value multiples which are used to determine fair value. The comparable net tangible book value multiples are observable and based on the trading multiples of public industry peers of the underlying entity. Generally, an increase in the liquidity discount rate would result in a decrease in the fair value of this private equity investment.
Other assets and liabilities
Assumed and ceded (re)insurance contracts
Level 3 - At September 30, 2019, the Company had a $0.5 million net asset related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2019, the Company had a $9.2 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Level 3 - At September 30, 2019, the Company had a $15.0 million net asset related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of internal valuation models. The inputs to the models are primarily based on the unexpired period of risk and an evaluation of the probability of loss. The fair value of the contracts are sensitive to loss-triggering events. In the event of a loss, the Company would adjust the fair value of the contract to account for a recovery or liability in accordance with the contract terms and the estimate of exposure under the contract. The inputs for the contracts are based on management’s evaluation and are unobservable.

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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2019 were debt obligations of $1.4 billion (December 31, 2018 - $991.1 million). At September 30, 2019, the fair value of the Company’s debt obligations was $1.5 billion (December 31, 2018 – $974.7 million).
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

	September 30, 2019	December 31, 2018
Other investments	$962,109	$784,933
Other assets	$37,820	$4,968
Other liabilities	$31,601	$13,327

Included in net investment income for the three and nine months ended September 30, 2019 were net unrealized gains of $5.1 million and net unrealized gains of $7.3 million, respectively, related to the changes in fair value of other investments (2018 – net unrealized gains of $9.1 million and $17.8 million, respectively). Included in other income (loss) for the three and nine months ended September 30, 2019 were net unrealized gains of $Nil and $Nil, respectively, related to the changes in the fair value of other assets and liabilities (2018 - net unrealized gains of $Nil and $Nil, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2019	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity investments	$191,838	$359,470	See below	See below	See below
Senior secured bank loan funds	24,567	7,400	See below	See below	See below
Hedge funds	12,028	—	See below	See below	See below
Total other investments measured using net asset valuations	$228,433	$366,870

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
Senior secured bank loan funds – At September 30, 2019, the Company had $24.6 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge funds – At September 30, 2019, the Company had $12.0 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the shareholder.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Premiums written
Direct	$108,478	$74,635	$318,984	$250,375
Assumed	752,590	551,042	3,583,287	2,512,297
Ceded	(156,938)	(172,422)	(1,246,145)	(1,041,864)
Net premiums written	$704,130	$453,255	$2,656,126	$1,720,808
Premiums earned
Direct	$103,446	$73,356	$283,898	$213,292
Assumed	1,146,831	760,920	3,114,408	1,968,138
Ceded	(343,529)	(302,427)	(1,030,028)	(779,914)
Net premiums earned	$906,748	$531,849	$2,368,278	$1,401,516
Claims and claim expenses
Gross claims and claim expenses incurred	$714,714	$514,873	$1,804,889	$817,560
Claims and claim expenses recovered	(60,194)	(104,363)	(469,961)	(175,180)
Net claims and claim expenses incurred	$654,520	$410,510	$1,334,928	$642,380

At September 30, 2019, the Company’s reinsurance recoverable balance was $2.4 billion (December 31, 2018 - $2.4 billion). Of the Company’s reinsurance recoverable balance at September 30, 2019, 59.5% is fully collateralized by our reinsurers, 38.9% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.6% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2018 - 60.8%, 38.0% and 1.2%, respectively). The reinsurers with the three largest balances accounted for 14.6%, 8.2% and 8.0%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2019 (December 31, 2018 - 15.5%, 6.7% and 6.5%, respectively). The valuation allowance recorded against reinsurance recoverable was $7.1 million at September 30, 2019 (December 31, 2018 - $9.0 million). The three largest company-specific components of the valuation allowance represented 17.4%, 7.4% and 7.0%, respectively, of the Company’s total valuation allowance at September 30, 2019 (December 31, 2018 - 16.2%, 14.8% and 12.3%, respectively).
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2019	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,170,009	$1,493,600	$916,314	$3,579,923
Casualty and Specialty	1,475,505	151,555	3,389,344	5,016,404
Other	2,944	—	3,166	6,110
Total	$2,648,458	$1,645,155	$4,308,824	$8,602,437

At December 31, 2018
Property	$690,718	$1,308,307	$1,087,229	$3,086,254
Casualty and Specialty	771,537	116,877	2,096,979	2,985,393
Other	1,458	—	3,166	4,624
Total	$1,463,713	$1,425,184	$3,187,374	$6,076,271

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2019	2018
Net reserves as of beginning of period	$3,704,050	$3,493,778
Net incurred related to:
Current year	1,349,448	839,360
Prior years	(14,520)	(196,980)
Total net incurred	1,334,928	642,380
Net paid related to:
Current year	128,471	48,075
Prior years	563,539	326,692
Total net paid	692,010	374,767
Amounts acquired (1)	1,858,775	—
Foreign exchange (2)	(41,605)	(12,952)
Net reserves as of end of period	6,164,138	3,748,439
Reinsurance recoverable as of end of period	2,438,299	1,204,059
Gross reserves as of end of period	$8,602,437	$4,952,498

(1)    Represents the fair value of the TMR Group Entities reserves for claims and claim expenses, net of reinsurance recoverables, acquired at March 22, 2019. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities.
(2)    Reflects the impact of the foreign exchange revaluation of net reserves denominated in non-U.S. dollars as at the balance sheet date.
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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2019	2018
	(Favorable) adverse development	(Favorable) adverse development
Property	$5,020	$(172,872)
Casualty and Specialty	(19,718)	(24,020)
Other	178	(88)
Total net favorable development of prior accident years net claims and claim expenses	$(14,520)	$(196,980)

Changes to prior year estimated claims reserves increased net income by $14.5 million during the nine months ended September 30, 2019 (2018 - increased net income by $197.0 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interest - DaVinciRe and income tax.
Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2019
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(90,817)
New Zealand Earthquake (2011)	(7,497)
Tohoku Earthquake and Tsunami (2011)	(4,693)
New Zealand Earthquake (2010)	46,741
2018 Large Loss Events	61,592
Other	(10,717)
Total large catastrophe events	(5,391)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	1,166
Total small catastrophe events and attritional loss movements	1,166
Total catastrophe and attritional net claims and claim expenses	(4,225)
Actuarial assumption changes	9,245
Total net adverse development of prior accident years net claims and claim expenses	$5,020

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2019 of $5.0 million was comprised of net favorable development of $5.4 million related to large catastrophe events, net adverse development of $1.2 million related to small catastrophe events and attritional loss movements and net adverse development of $9.2 million related to actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large catastrophe events was $90.8 million of net decreases in the estimated ultimate losses associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”), partially offset by $61.6 million of net increases in the estimated ultimate losses associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018 and Hurricane Michael (collectively, the “2018 Large Loss Events”) and $46.7 million of net increases in the estimated ultimate losses associated with the 2010 New Zealand Earthquake.

Nine months ended September 30,	2018
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(151,155)
Other	(7,313)
Total large catastrophe events	(158,468)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(8,722)
Total small catastrophe events and attritional loss movements	(8,722)
Total catastrophe and attritional net claims and claim expenses	(167,190)
Actuarial assumption changes	(5,682)
Total net favorable development of prior accident years net claims and claim expenses	$(172,872)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2018 of $172.9 million was principally comprised of net favorable development of $151.2 million related to the 2017 Large Loss Events and net favorable development of $8.7 million related to small catastrophe events and attritional loss movements. In addition, the Company’s Property segment experienced net favorable development of $5.7 million related to actuarial assumption changes associated with the other property class of business.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2019	2018
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(54,527)	$(16,234)
Actuarial assumption changes	34,809	(7,786)
Total net favorable development of prior accident years net claims and claim expenses	$(19,718)	$(24,020)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $19.7 million in the nine months ended September 30, 2019 was comprised of net favorable development of $54.5 million related to reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by net adverse development of $34.8 million associated with certain actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment was $24.0 million in the nine months ended September 30, 2018 driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business.

NOTE 8.     DEBT AND CREDIT FACILITIES
Except as noted below, there have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2018.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$419,000	$391,245	$—	$—
3.450% Senior Notes due 2027	309,480	296,167	283,680	295,797
3.700% Senior Notes due 2025	315,837	297,964	292,557	297,688
5.750% Senior Notes due 2020	259,600	249,850	255,938	249,602
4.750% Senior Notes due 2025 (DaVinciRe) (1)	156,267	148,272	142,539	148,040
Total debt	$1,460,184	$1,383,498	$974,714	$991,127

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2019	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	31,820
Secured Letter of Credit Facility with Citibank Europe	234,606
Renaissance Reinsurance FAL Facility	255,000
Mizuho Letters of Credit (2)	139,379
Mitsubishi Letters of Credit (2)	77,637
Credit Suisse Letter of Credit Facility	110,051
Uncommitted, Unsecured Letter of Credit Facility with Citibank Europe	218,684
Total credit facilities in U.S. dollars	$1,067,177

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At September 30, 2019, no amounts were issued or drawn under these facilities.

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
NOTE 9.NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2019	December 31, 2018
Redeemable noncontrolling interest - DaVinciRe	$1,462,677	$1,034,946
Redeemable noncontrolling interest - Medici	534,618	416,765
Redeemable noncontrolling interest - Vermeer	781,738	599,989
Redeemable noncontrolling interests	$2,779,033	$2,051,700

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Redeemable noncontrolling interest - DaVinciRe	$30,558	$3,730	$152,946	$74,935
Redeemable noncontrolling interest - Medici	15,211	2,710	19,396	15,887
Redeemable noncontrolling interest - Vermeer	16,288	—	31,749	—
Net income attributable to redeemable noncontrolling interests	$62,057	$6,440	$204,091	$90,822

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 21.9% at September 30, 2019 (December 31, 2018 - 22.1%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$1,431,101	$1,082,425	$1,034,946	$1,011,659
Redemption of shares from redeemable noncontrolling interest, net of adjustments	1,018	(170)	86	(609)
Sale of shares to redeemable noncontrolling interests	—	—	274,699	—
Net income attributable to redeemable noncontrolling interest	30,558	3,730	152,946	74,935
Ending balance	$1,462,677	$1,085,985	$1,462,677	$1,085,985

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
2019
During the nine months ended September 30, 2019, third-party investors subscribed for $142.9 million and redeemed $44.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.7% at September 30, 2019.
2018
During the nine months ended September 30, 2018, third-party investors subscribed for $199.5 million and redeemed $52.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.8% at September 30, 2018.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$515,915	$411,003	$416,765	$284,847
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(7,008)	(8,720)	(44,448)	(52,223)
Sale of shares to redeemable noncontrolling interests	10,500	43,000	142,905	199,482
Net income attributable to redeemable noncontrolling interest	15,211	2,710	19,396	15,887
Ending balance	$534,618	$447,993	$534,618	$447,993

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
2019
During the nine months ended September 30, 2019, PGGM subscribed for $150.0 million of the participating, non-voting common shares of Vermeer.
2018
During the three months ended December 31, 2018, PGGM subscribed for $600.0 million of the participating, non-voting common shares of Vermeer and the Company subscribed for $1 thousand of all the voting, non-participating shares of Vermeer.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Beginning balance	$765,450	$—	$599,989	$—
Sale of shares to redeemable noncontrolling interest	—	—	150,000	—
Net income attributable to redeemable noncontrolling interest	16,288	—	31,749	—
Ending balance	$781,738	$—	$781,738	$—

NOTE 10.VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO is a managed joint venture and a Bermuda domiciled SPI that was formed by the Company primarily to provide additional capacity to the worldwide aggregate and per-occurrence retrocessional property catastrophe excess of loss market.

The shareholders (other than the Class A shareholder) participate in substantially all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk, and therefore, these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance.
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
2019
During the nine months ended September 30, 2019, Upsilon RFO returned $97.1 million of capital to its investors. In addition, during the nine months ended September 30, 2019, $604.8 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $100.0 million to the Company. At September 30, 2019, the Company’s participation in the risks assumed by Upsilon RFO was 16.7%.
At September 30, 2019, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $2.8 billion and $2.8 billion, respectively (December 31, 2018 - $2.2 billion and $2.2 billion, respectively).
2018
During 2018, $856.7 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $109.8 million to the Company. At December 31, 2018, the Company’s participation in the risks assumed by Upsilon RFO was 14.0%.
Payments for certain of the shares issued during 2018 that were received by the Company prior to January 1, 2018 and were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2017, and in other operating cash flows on the Company’s consolidated statements of cash flows for 2017. During 2018, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for 2018.
Vermeer
Vermeer is an exempted Bermuda reinsurer that provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is considered a VIE as it has voting rights that are not proportional to its participating rights. The Company is the primary beneficiary of Vermeer as it has power over the activities that most significantly impact the economic performance of Vermeer and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Vermeer, in accordance with the accounting guidance. The portion of Vermeer’s earnings owned by PGGM is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. See “Note 9. Noncontrolling Interests” for additional information regarding Vermeer. Other than the Company’s minimal equity investment, it has not provided any financial or other support to Vermeer that it was not contractually required to provide.
At September 30, 2019, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $820.4 million and $38.7 million, respectively (December 31, 2018 - $600.4 million and $0.4 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $781.7 million at September 30, 2019 (December 31, 2018 - $600.0 million).

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $1.0 million at September 30, 2019 (December 31, 2018 - $6.0 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums written of $87 thousand and ceded premiums earned of $87 thousand during the nine months ended September 30, 2019 (2018 - $9.1 million and $6.8 million, respectively). During the nine months ended September 30, 2019, Renaissance Reinsurance ceded $7.5 million of net claims and claim expenses to Fibonacci Re (2018 - $Nil) and as of September 30, 2019 had a net reinsurance recoverable of $7.5 million from Fibonacci Re (December 31, 2018 - $Nil).
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2019 the Company has invested $1.7 million in Langhorne Holdings (December 31, 2018 - $1.3 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of September 30, 2019 the Company has invested $0.1 million in Langhorne Partners (December 31, 2018 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Shima Re and Norwood Re
Shima Re and Norwood Re were acquired on March 22, 2019 in connection with the acquisition of the TMR Group Entities. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities. Shima Re is a Bermuda domiciled Class 3 insurer. Norwood Re is a Bermuda domiciled SPI and is wholly owned by the Norwood Re Purpose Trust. Shima Re and Norwood Re are each registered as a segregated accounts company and each provides third-party investors with access to reinsurance risk formerly managed by the TMR Group Entities. Following the closing of the acquisition, some of the TMR third-party capital vehicles’ legacy portfolios of in-force and expired contracts were transferred to other stop loss reinsurance providers. The maximum remaining exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto.
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
NOTE 11.SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.34 per common share, payable to common shareholders of record on March 15, 2019, June 14, 2019 and September 13, 2019, respectively, and the Company paid the dividends on March 29, 2019, June 28, 2019 and September 30, 2019, respectively.
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
During the nine months ended September 30, 2019, the Company paid $27.6 million in preference share dividends (2018 - $20.9 million) and $44.5 million in common share dividends (2018 - $39.6 million).
TMR Stock Purchase
On March 22, 2019, in connection with the closing of the TMR Stock Purchase, the Company issued 1,739,071 of its common shares to Tokio as part of the aggregate consideration payable to Tokio under the TMR Stock Purchase Agreement. See “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of the TMR Group Entities.

Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2019, the Company did not repurchase any of its common shares. At September 30, 2019, $500.0 million remained available for repurchase under the share repurchase program.
NOTE 12.EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income available to RenaissanceRe common shareholders	$36,698	$32,681	$678,269	$281,182
Amount allocated to participating common shareholders (1)	(446)	(294)	(8,074)	(2,977)
Net income allocated to RenaissanceRe common shareholders	$36,252	$32,387	$670,195	$278,205
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	43,462	39,624	43,003	39,606
Per common share equivalents of employee stock options and non-vested shares	75	13	46	21
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	43,537	39,637	43,049	39,627
Net income available to RenaissanceRe common shareholders per common share – basic	$0.83	$0.82	$15.58	$7.02
Net income available to RenaissanceRe common shareholders per common share – diluted	$0.83	$0.82	$15.57	$7.02

(1)	Represents earnings attributable to holders of non-vested shares issued pursuant to the Company’s 2001 Stock Incentive Plan, 2016 Long-Term Incentive Plan and to the Company’s non-employee directors.

NOTE 13.SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures managed by the Company’s ventures unit. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests, certain expenses related to acquisitions and the remnants of its former Bermuda-based insurance operations. The results of operations of the TMR Group Entities from March 22, 2019, through September 30, 2019, are reflected in the Company’s existing reportable segments for the three and nine months ended September 30, 2019.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty, each of whom operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$314,400	$546,668	$—	$861,068
Net premiums written	$302,982	$401,148	$—	$704,130
Net premiums earned	$444,332	$462,416	$—	$906,748
Net claims and claim expenses incurred	338,260	316,099	161	654,520
Acquisition expenses	79,521	122,654	6	202,181
Operational expenses	34,238	19,198	(21)	53,415
Underwriting (loss) income	$(7,687)	$4,465	$(146)	(3,368)
Net investment income			113,844	113,844
Net foreign exchange losses			(8,275)	(8,275)
Equity in earnings of other ventures			5,877	5,877
Other income			1,016	1,016
Net realized and unrealized gains on investments			31,938	31,938
Corporate expenses			(13,844)	(13,844)
Interest expense			(15,580)	(15,580)
Income before taxes and redeemable noncontrolling interests				111,608
Income tax expense			(3,664)	(3,664)
Net income attributable to redeemable noncontrolling interests			(62,057)	(62,057)
Dividends on preference shares			(9,189)	(9,189)
Net income available to RenaissanceRe common shareholders				$36,698

Net claims and claim expenses incurred – current accident year	$345,880	$319,087	$—	$664,967
Net claims and claim expenses incurred – prior accident years	(7,620)	(2,988)	161	(10,447)
Net claims and claim expenses incurred – total	$338,260	$316,099	$161	$654,520

Net claims and claim expense ratio – current accident year	77.8%	69.0%		73.3%
Net claims and claim expense ratio – prior accident years	(1.7)%	(0.6)%		(1.1)%
Net claims and claim expense ratio – calendar year	76.1%	68.4%		72.2%
Underwriting expense ratio	25.6%	30.6%		28.2%
Combined ratio	101.7%	99.0%		100.4%

Nine months ended September 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,185,984	$1,716,287	$—	$3,902,271
Net premiums written	$1,411,327	$1,244,799	$—	$2,656,126
Net premiums earned	$1,160,090	$1,208,188	$—	$2,368,278
Net claims and claim expenses incurred	541,217	793,533	178	1,334,928
Acquisition expenses	222,971	330,829	(186)	553,614
Operational expenses	99,546	58,603	13	158,162
Underwriting income (loss)	$296,356	$25,223	$(5)	321,574
Net investment income			311,138	311,138
Net foreign exchange losses			(1,812)	(1,812)
Equity in earnings of other ventures			17,350	17,350
Other income			5,109	5,109
Net realized and unrealized gains on investments			396,586	396,586
Corporate expenses			(76,480)	(76,480)
Interest expense			(42,868)	(42,868)
Income before taxes and redeemable noncontrolling interests				930,597
Income tax expense			(20,670)	(20,670)
Net income attributable to redeemable noncontrolling interests			(204,091)	(204,091)
Dividends on preference shares			(27,567)	(27,567)
Net income available to RenaissanceRe common shareholders				$678,269

Net claims and claim expenses incurred – current accident year	$536,197	$813,251	$—	$1,349,448
Net claims and claim expenses incurred – prior accident years	5,020	(19,718)	178	(14,520)
Net claims and claim expenses incurred – total	$541,217	$793,533	$178	$1,334,928

Net claims and claim expense ratio – current accident year	46.2%	67.3%		57.0%
Net claims and claim expense ratio – prior accident years	0.5%	(1.6)%		(0.6)%
Net claims and claim expense ratio – calendar year	46.7%	65.7%		56.4%
Underwriting expense ratio	27.8%	32.2%		30.0%
Combined ratio	74.5%	97.9%		86.4%

Three months ended September 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$301,413	$324,264	$—	$625,677
Net premiums written	$232,632	$220,623	$—	$453,255
Net premiums earned	$293,059	$238,791	$(1)	$531,849
Net claims and claim expenses incurred	265,857	144,671	(18)	410,510
Acquisition expenses	45,524	64,238	(1)	109,761
Operational expenses	25,577	14,976	40	40,593
Underwriting (loss) income	$(43,899)	$14,906	$(22)	(29,015)
Net investment income			80,696	80,696
Net foreign exchange losses			(4,566)	(4,566)
Equity in earnings of other ventures			7,648	7,648
Other income			497	497
Net realized and unrealized gains on investments			13,630	13,630
Corporate expenses			(6,841)	(6,841)
Interest expense			(11,769)	(11,769)
Income before taxes and redeemable noncontrolling interests				50,280
Income tax expense			(1,451)	(1,451)
Net income attributable to redeemable noncontrolling interests			(6,440)	(6,440)
Dividends on preference shares			(9,708)	(9,708)
Net income available to RenaissanceRe common shareholders				$32,681

Net claims and claim expenses incurred – current accident year	$268,022	$151,904	$—	$419,926
Net claims and claim expenses incurred – prior accident years	(2,165)	(7,233)	(18)	(9,416)
Net claims and claim expenses incurred – total	$265,857	$144,671	$(18)	$410,510

Net claims and claim expense ratio – current accident year	91.5%	63.6%		79.0%
Net claims and claim expense ratio – prior accident years	(0.8)%	(3.0)%		(1.8)%
Net claims and claim expense ratio – calendar year	90.7%	60.6%		77.2%
Underwriting expense ratio	24.3%	33.2%		28.3%
Combined ratio	115.0%	93.8%		105.5%

Nine months ended September 30, 2018	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,561,008	$1,201,664	$—	$2,762,672
Net premiums written	$884,541	$836,267	$—	$1,720,808
Net premiums earned	$722,246	$679,271	$(1)	$1,401,516
Net claims and claim expenses incurred	222,195	420,273	(88)	642,380
Acquisition expenses	127,095	185,429	—	312,524
Operational expenses	75,933	43,121	354	119,408
Underwriting income (loss)	$297,023	$30,448	$(267)	327,204
Net investment income			208,528	208,528
Net foreign exchange losses			(11,496)	(11,496)
Equity in earnings of other ventures			14,331	14,331
Other income			480	480
Net realized and unrealized losses on investments			(86,415)	(86,415)
Corporate expenses			(21,875)	(21,875)
Interest expense			(35,304)	(35,304)
Income before taxes and redeemable noncontrolling interests				395,453
Income tax expense			(2,550)	(2,550)
Net income attributable to redeemable noncontrolling interests			(90,822)	(90,822)
Dividends on preference shares			(20,899)	(20,899)
Net income available to RenaissanceRe common shareholders				$281,182

Net claims and claim expenses incurred – current accident year	$395,067	$444,293	$—	$839,360
Net claims and claim expenses incurred – prior accident years	(172,872)	(24,020)	(88)	(196,980)
Net claims and claim expenses incurred – total	$222,195	$420,273	$(88)	$642,380

Net claims and claim expense ratio – current accident year	54.7%	65.4%		59.9%
Net claims and claim expense ratio – prior accident years	(23.9)%	(3.5)%		(14.1)%
Net claims and claim expense ratio – calendar year	30.8%	61.9%		45.8%
Underwriting expense ratio	28.1%	33.6%		30.9%
Combined ratio	58.9%	95.5%		76.7%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2019	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$175	$145	$30	Other assets	$—	$30
Interest rate swaps	5	—	5	Other assets	—	5
Foreign currency forward contracts (1)	21,822	—	21,822	Other assets	—	21,822
Foreign currency forward contracts (2)	1,105	368	737	Other assets	—	737
Credit default swaps	209	—	209	Other assets	—	209
Total return swaps	1,177	—	1,177	Other assets	—	1,177
Equity futures	555	—	555	Other assets	—	555
Total derivative instruments not designated as hedges	25,048	513	24,535		—	24,535
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,072	—	1,072	Other assets	—	1,072
Total derivative instruments designated as hedges	1,072	—	1,072		—	1,072
Total	$26,120	$513	$25,607		$—	$25,607

	Derivative Liabilities
At September 30, 2019	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$518	$145	$373	Other liabilities	$373	$—
Interest rate swaps	16	—	16	Other liabilities	16	—
Foreign currency forward contracts (1)	6,676	497	6,179	Other liabilities	—	6,179
Foreign currency forward contracts (2)	1,078	368	710	Other liabilities	—	710
Total return swaps	180	—	180	Other liabilities	—	180
Total derivative instruments not designated as hedges	8,468	1,010	7,458		389	7,069
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	—	416	(416)	Other liabilities	—	(416)
Total	$8,468	$1,426	$7,042		$389	$6,653

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts designated as hedges of a net investment in a foreign operation.

	Derivative Assets
At December 31, 2018	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$971	$636	$335	Other assets	$—	$335
Interest rate swaps	860	—	860	Other assets	—	860
Foreign currency forward contracts (1)	16,459	2,260	14,199	Other assets	—	14,199
Foreign currency forward contracts (2)	3,194	71	3,123	Other assets	—	3,123
Equity futures	1,390	977	413	Other assets	—	413
Total	$22,874	$3,944	$18,930		$—	$18,930

	Derivative Liabilities
At December 31, 2018	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$910	$636	$273	Other liabilities	$273	$—
Interest rate swaps	506	—	506	Other liabilities	254	252
Foreign currency forward contracts (1)	4,154	—	4,154	Other liabilities	—	4,154
Foreign currency forward contracts (2)	72	71	1	Other liabilities	—	1
Credit default swaps	1,606	—	1,606	Other liabilities	1,605	1
Equity futures	977	977	—	Other liabilities	—	—
Total	$8,225	$1,684	$6,540		$2,132	$4,408

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.
See “Note 4. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2019	2018
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$7,199	$2,731
Interest rate swaps	Net realized and unrealized gains (losses) on investments	887	(6)
Foreign currency forward contracts (1)	Net foreign exchange losses	(5,912)	(2,596)
Foreign currency forward contracts (2)	Net foreign exchange losses	911	650
Credit default swaps	Net realized and unrealized gains (losses) on investments	65	(191)
Total return swaps	Net realized and unrealized gains (losses) on investments	1,960	—
Equity futures	Net realized and unrealized gains (losses) on investments	1,023	29
Total derivative instruments not designated as hedges		6,133	617
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	3,264	—
Total		$9,397	$617

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2019	2018
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$35,136	$292
Interest rate swaps	Net realized and unrealized gains (losses) on investments	2,071	129
Foreign currency forward contracts (1)	Net foreign exchange losses	(13,086)	(2,227)
Foreign currency forward contracts (2)	Net foreign exchange losses	(1,370)	1,302
Credit default swaps	Net realized and unrealized gains (losses) on investments	5,521	(1,228)
Total return swaps	Net realized and unrealized gains (losses) on investments	6,995	—
Equity futures	Net realized and unrealized gains (losses) on investments	12,380	44
Total derivative instruments not designated as hedges		47,647	(1,688)
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	4,108	—
Total		$51,755	$(1,688)

(1)	Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)	Contracts used to manage foreign currency risks in investment operations.

(3)	Contracts designated as hedges of a net investment in a foreign operation.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2019.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2019, the Company had $2.2 billion of notional long positions and $456.9 million of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2018 - $1.9 billion and $545.8 million, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2019, the Company had $25.9 million of notional positions paying a fixed rate and $23.5 million receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2018 - $78.4 million and $32.1 million, respectively).
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
Underwriting and Non-Investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to hold foreign currency assets, including cash, investments and receivables that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable. When necessary, the Company may use foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2019, the Company had outstanding underwriting related foreign currency contracts of $536.1 million in notional long positions and $1.0 billion in notional short positions, denominated in U.S. dollars (December 31, 2018 - $354.1 million and $601.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2019, the Company had outstanding investment portfolio related foreign currency contracts of $145.5 million in notional long positions and $42.9 million in notional short positions, denominated in U.S. dollars (December 31, 2018 - $121.3 million and $42.9 million, respectively).

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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2019, the Company had outstanding credit default swaps of $0.5 million in notional positions to hedge credit risk and $146.4 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2018 - $1.0 million and $126.2 million, respectively).
Total Return Swaps
During the nine months ended September 30, 2019, the Company entered into certain total return swap contracts. The Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At September 30, 2019, the Company had $230.2 million of notional long positions (long credit) and $Nil of notional short positions (short credit), denominated in U.S. dollars.
Equity Derivatives
Equity Futures
The Company uses equity derivatives in its investment portfolio from time to time to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2019, the Company had $112.4 million notional long position and $Nil notional short position of equity futures, denominated in U.S. dollars (December 31, 2018 - $44.7 million and $Nil, respectively).
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
The Company utilizes foreign exchange forward contracts to hedge the fair value of its net investment in a foreign operation. During the three and nine months ended September 30, 2019, the Company entered into foreign exchange forward contracts that were formally designated as hedges of its investment in RenaissanceRe Europe, Australia Branch. There was no ineffectiveness in these transactions.

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

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$79,538	$—	$80,303	$—
Derivative gains (1)	$3,264	$—	$4,108	$—

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
Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms, principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2027 with a weighted average lease term of 2.3 years. Included in other assets and other liabilities at September 30, 2019 is a right-to-use asset of $20.8 million and a lease liability of $20.9 million, respectively, associated with the Company’s operating leases and reflected as a result of the Company’s adoption of FASB ASC Topic Leases (December 31, 2018 - $Nil and $Nil, respectively). For the three and nine months ended September 30, 2019, the Company recorded an operating lease expense of $3.4 million and $7.6 million, respectively, included in other income (2018 - $Nil and $Nil, respectively).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at September 30, 2019 is a right-to-use asset of $20.0 million and a lease liability of $25.3 million, respectively, associated with the Company’s finance leases and reflected as a result of the Company’s adoption of FASB ASC Topic Leases (December 31, 2018 - $20.6 million and $25.6 million, respectively). For the three and nine months ended September 30, 2019, the Company recorded interest expense of $0.6 million and $1.9 million, respectively, associated with its finance leases (2018 - $0.7 million and $2.0 million, respectively) and amortization of its finance leases right-to-use asset of $0.2 million and $0.7 million, respectively, included in other income (2018 - $0.2 million and $0.7 million, respectively).

Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future minimum lease payments
	Operating leases	Finance leases
2019 (remaining)	$2,256	$833
2020	6,625	3,336
2021	6,397	3,336
2022	5,681	3,336
2023	2,690	2,830
2024	1,301	2,661
After 2024	923	10,129
Future minimum lease payments under existing leases	$25,873	$26,461

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

NOTE 16.CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables are provided in connection with outstanding debt of the Company’s subsidiaries and present condensed consolidating balance sheets at September 30, 2019 and December 31, 2018, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, and condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018. Each of RenRe North America Holdings Inc. and RenaissanceRe Finance Inc. is a 100% owned subsidiary of RenaissanceRe and has outstanding debt securities. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 8. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2018 and “Note 8. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$138,084	$117,077	$18,987	$16,673,745	$—	$16,947,893
Cash and cash equivalents	5,099	3,691	3,324	859,137	—	871,251
Investments in subsidiaries	5,579,191	50,786	1,279,042	—	(6,909,019)	—
Due from subsidiaries and affiliates	8,595	101,579	—	—	(110,174)	—
Premiums receivable	—	—	—	2,799,954	—	2,799,954
Prepaid reinsurance premiums	—	—	—	972,047	—	972,047
Reinsurance recoverable	—	—	—	2,438,299	—	2,438,299
Accrued investment income	39	208	9	73,253	—	73,509
Deferred acquisition costs	—	—	—	708,258	—	708,258
Receivable for investments sold	482	1	—	224,664	—	225,147
Other assets	795,636	13,853	295,885	(1,806,661)	1,045,880	344,593
Goodwill and other intangible assets	117,278	—	—	145,981	—	263,259
Total assets	$6,644,404	$287,195	$1,597,247	$23,088,677	$(5,973,313)	$25,644,210
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$8,602,437	$—	$8,602,437
Unearned premiums	—	—	—	2,967,535	—	2,967,535
Debt	691,245	—	843,981	148,272	(300,000)	1,383,498
Amounts due to subsidiaries and affiliates	2,803	92	101,827	—	(104,722)	—
Reinsurance balances payable	—	—	—	2,910,601	—	2,910,601
Payable for investments purchased	—	10	—	654,675	—	654,685
Other liabilities	(879)	328	9,381	375,211	11,145	395,186
Total liabilities	693,169	430	955,189	15,658,731	(393,577)	16,913,942
Redeemable noncontrolling interests	—	—	—	2,779,033	—	2,779,033
Shareholders’ Equity
Total shareholders’ equity	5,951,235	286,765	642,058	4,650,913	(5,579,736)	5,951,235
Total liabilities, noncontrolling interests and shareholders’ equity	$6,644,404	$287,195	$1,597,247	$23,088,677	$(5,973,313)	$25,644,210

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$313,360	$77,842	$28,885	$11,465,660	$—	$11,885,747
Cash and cash equivalents	3,534	3,350	9,604	1,091,434	—	1,107,922
Investments in subsidiaries	4,414,475	58,458	1,215,663	—	(5,688,596)	—
Due from subsidiaries and affiliates	57,039	101,579	—	—	(158,618)	—
Premiums receivable	—	—	—	1,537,188	—	1,537,188
Prepaid reinsurance premiums	—	—	—	616,185	—	616,185
Reinsurance recoverable	—	—	—	2,372,221	—	2,372,221
Accrued investment income	1,046	310	127	49,828	—	51,311
Deferred acquisition costs	—	—	—	476,661	—	476,661
Receivable for investments sold	203	23,885	—	232,328	—	256,416
Other assets	458,842	22,571	313,636	(1,403,636)	743,714	135,127
Goodwill and other intangible assets	120,476	—	—	116,942	—	237,418
Total assets	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$—	$6,076,271	$—	$6,076,271
Unearned premiums	—	—	—	1,716,021	—	1,716,021
Debt	300,000	—	843,086	148,041	(300,000)	991,127
Amounts due to subsidiaries and affiliates	6,453	217	102,243	—	(108,913)	—
Reinsurance balances payable	—	—	—	1,902,056	—	1,902,056
Payable for investments purchased	—	24	—	380,308	—	380,332
Other liabilities	17,442	5,362	13,918	482,422	(5,535)	513,609
Total liabilities	323,895	5,603	959,247	10,705,119	(414,448)	11,579,416
Redeemable noncontrolling interests	—	—	—	2,051,700	—	2,051,700
Shareholders’ Equity
Total shareholders’ equity	5,045,080	282,392	608,668	3,797,992	(4,689,052)	5,045,080
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$5,368,975	$287,995	$1,567,915	$16,554,811	$(5,103,500)	$18,676,196

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$906,748	$—	$906,748
Net investment income	10,263	570	1,906	113,705	(12,600)	113,844
Net foreign exchange (losses) gains	(14,786)	—	—	6,511	—	(8,275)
Equity in earnings of other ventures	—	—	1,298	4,579	—	5,877
Other income (loss)	1,234	—	—	(218)	—	1,016
Net realized and unrealized gains on investments	1,983	1,147	20	28,788	—	31,938
Total revenues	(1,306)	1,717	3,224	1,060,113	(12,600)	1,051,148
Expenses
Net claims and claim expenses incurred	—	—	—	654,520	—	654,520
Acquisition expenses	—	—	—	202,181	—	202,181
Operational expenses	2,039	11	9,018	34,814	7,533	53,415
Corporate expenses	6,948	—	7	5,010	1,879	13,844
Interest expense	5,708	—	9,257	615	—	15,580
Total expenses	14,695	11	18,282	897,140	9,412	939,540
(Loss) income before equity in net income of subsidiaries and taxes	(16,001)	1,706	(15,058)	162,973	(22,012)	111,608
Equity in net income of subsidiaries	61,021	1,456	14,365	—	(76,842)	—
Income (loss) before taxes	45,020	3,162	(693)	162,973	(98,854)	111,608
Income tax benefit (expense)	867	(319)	1,562	(5,774)	—	(3,664)
Net income	45,887	2,843	869	157,199	(98,854)	107,944
Net income attributable to redeemable noncontrolling interests	—	—	—	(62,057)	—	(62,057)
Net income attributable to RenaissanceRe	45,887	2,843	869	95,142	(98,854)	45,887
Dividends on preference shares	(9,189)	—	—	—	—	(9,189)
Net income available attributable to RenaissanceRe common shareholders	$36,698	$2,843	$869	$95,142	$(98,854)	$36,698

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$45,887	$2,843	$869	$157,199	$(98,854)	$107,944
Change in net unrealized gains on investments	—	—	—	608	—	608
Foreign currency translation adjustments, net of tax	—	—	—	8,249	—	8,249
Comprehensive income	45,887	2,843	869	166,056	(98,854)	116,801
Net income attributable to redeemable noncontrolling interests	—	—	—	(62,057)	—	(62,057)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(62,057)	—	(62,057)
Comprehensive income attributable to RenaissanceRe	$45,887	$2,843	$869	$103,999	$(98,854)	$54,744

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$2,368,278	$—	$2,368,278
Net investment income	29,216	1,689	5,983	308,001	(33,751)	311,138
Net foreign exchange (losses) gains	(20,846)	—	—	19,034	—	(1,812)
Equity in earnings of other ventures	—	—	2,915	14,435	—	17,350
Other income	1,234	—	—	3,875	—	5,109
Net realized and unrealized gains on investments	7,501	15,369	231	373,485	—	396,586
Total revenues	17,105	17,058	9,129	3,087,108	(33,751)	3,096,649
Expenses
Net claims and claim expenses incurred	—	—	—	1,334,928	—	1,334,928
Acquisition expenses	—	—	—	553,614	—	553,614
Operational expenses	4,643	38	29,958	98,613	24,910	158,162
Corporate expenses	49,618	—	16	21,172	5,674	76,480
Interest expense	13,284	—	27,763	1,821	—	42,868
Total expenses	67,545	38	57,737	2,010,148	30,584	2,166,052
(Loss) income before equity in net income of subsidiaries and taxes	(50,440)	17,020	(48,608)	1,076,960	(64,335)	930,597
Equity in net income of subsidiaries	754,634	4,001	76,552	—	(835,187)	—
Income before taxes	704,194	21,021	27,944	1,076,960	(899,522)	930,597
Income tax benefit (expense)	1,642	(3,472)	4,956	(23,796)	—	(20,670)
Net income	705,836	17,549	32,900	1,053,164	(899,522)	909,927
Net income attributable to redeemable noncontrolling interests	—	—	—	(204,091)	—	(204,091)
Net income attributable to RenaissanceRe	705,836	17,549	32,900	849,073	(899,522)	705,836
Dividends on preference shares	(27,567)	—	—	—	—	(27,567)
Net income available to RenaissanceRe common shareholders	$678,269	$17,549	$32,900	$849,073	$(899,522)	$678,269

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$705,836	$17,549	$32,900	$1,053,164	$(899,522)	$909,927
Change in net unrealized gains on investments	—	—	—	1,880	—	1,880
Foreign currency translation adjustments, net of tax	—	—	—	4,541	—	4,541
Comprehensive income	705,836	17,549	32,900	1,059,585	(899,522)	916,348
Net income attributable to redeemable noncontrolling interests	—	—	—	(204,091)	—	(204,091)
Comprehensive income attributable to noncontrolling interests	—	—	—	(204,091)	—	(204,091)
Comprehensive income attributable to RenaissanceRe	$705,836	$17,549	$32,900	$855,494	$(899,522)	$712,257

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor, Subsidiary Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$531,849	$—	$531,849
Net investment income	6,542	539	1,541	80,472	(8,398)	80,696
Net foreign exchange gains (losses)	3	—	—	(4,569)	—	(4,566)
Equity in earnings of other ventures	—	—	290	7,358	—	7,648
Other income	—	—	—	497	—	497
Net realized and unrealized (losses) gains on investments	(176)	4,479	(73)	9,400	—	13,630
Total revenues	6,369	5,018	1,758	625,007	(8,398)	629,754
Expenses
Net claims and claim expenses incurred	—	—	—	410,510	—	410,510
Acquisition expenses	—	—	—	109,761	—	109,761
Operational expenses	3,570	29	7,493	42,682	(13,181)	40,593
Corporate expenses	3,778	—	—	3,063	—	6,841
Interest expense	1,478	—	9,257	2,512	(1,478)	11,769
Total expenses	8,826	29	16,750	568,528	(14,659)	579,474
(Loss) income before equity in net income of subsidiaries and taxes	(2,457)	4,989	(14,992)	56,479	6,261	50,280
Equity in net income of subsidiaries	45,130	2,735	11,666	—	(59,531)	—
Income before taxes	42,673	7,724	(3,326)	56,479	(53,270)	50,280
Income tax (expense) benefit	(284)	(1,026)	1,840	(1,981)	—	(1,451)
Net income (loss)	42,389	6,698	(1,486)	54,498	(53,270)	48,829
Net income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Net income (loss) attributable to RenaissanceRe	42,389	6,698	(1,486)	48,058	(53,270)	42,389
Dividends on preference shares	(9,708)	—	—	—	—	(9,708)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$32,681	$6,698	$(1,486)	$48,058	$(53,270)	$32,681

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the three months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$42,389	$6,698	$(1,486)	$54,498	$(53,270)	$48,829
Change in net unrealized gains on investments	—	—	—	(382)	—	(382)
Comprehensive income (loss)	42,389	6,698	(1,486)	54,116	(53,270)	48,447
Net income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(6,440)	—	(6,440)
Comprehensive income (loss) attributable to RenaissanceRe	$42,389	$6,698	$(1,486)	$47,676	$(53,270)	$42,007

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$—	$1,401,516	$—	$1,401,516
Net investment income	18,504	1,629	3,981	208,034	(23,620)	208,528
Net foreign exchange losses	(1)	—	—	(11,495)	—	(11,496)
Equity in earnings of other ventures	—	—	2,045	12,286	—	14,331
Other income	—	—	—	480	—	480
Net realized and unrealized (losses) gains on investments	(821)	4,906	(399)	(90,101)	—	(86,415)
Total revenues	17,682	6,535	5,627	1,520,720	(23,620)	1,526,944
Expenses
Net claims and claim expenses incurred	—	—	—	642,380	—	642,380
Acquisition expenses	—	—	—	312,524	—	312,524
Operational expenses	7,551	60	26,737	113,721	(28,661)	119,408
Corporate expenses	12,498	—	7	9,370	—	21,875
Interest expense	3,694	—	27,763	7,541	(3,694)	35,304
Total expenses	23,743	60	54,507	1,085,536	(32,355)	1,131,491
(Loss) income before equity in net income of subsidiaries and taxes	(6,061)	6,475	(48,880)	435,184	8,735	395,453
Equity in net income of subsidiaries	310,081	4,285	29,005	—	(343,371)	—
Income (loss) before taxes	304,020	10,760	(19,875)	435,184	(334,636)	395,453
Income tax (expense) benefit	(1,939)	(1,273)	5,677	(5,015)	—	(2,550)
Net income (loss)	302,081	9,487	(14,198)	430,169	(334,636)	392,903
Net income attributable to redeemable noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Net income (loss) attributable to RenaissanceRe	302,081	9,487	(14,198)	339,347	(334,636)	302,081
Dividends on preference shares	(20,899)	—	—	—	—	(20,899)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$281,182	$9,487	$(14,198)	$339,347	$(334,636)	$281,182

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income (Loss) for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income (loss)
Net income (loss)	$302,081	$9,487	$(14,198)	$430,169	$(334,636)	$392,903
Change in net unrealized gains on investments	—	—	—	(1,707)	—	(1,707)
Comprehensive income (loss)	302,081	9,487	(14,198)	428,462	(334,636)	391,196
Net income attributable to redeemable noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Comprehensive income attributable to noncontrolling interests	—	—	—	(90,822)	—	(90,822)
Comprehensive income (loss) attributable to RenaissanceRe	$302,081	$9,487	$(14,198)	$337,640	$(334,636)	$300,374

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

(2)	Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(381,508)	$1,316	$(30,943)	$1,675,567	$1,264,432
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	277,030	51,669	43,746	12,463,471	12,835,916
Purchases of fixed maturity investments trading	(66,740)	(50,549)	(15,910)	(13,270,512)	(13,403,711)
Net purchases of equity investments trading	—	(2,476)	—	(4,461)	(6,937)
Net (purchases) sales of short term investments	(34,209)	506	(16,257)	(1,312,191)	(1,362,151)
Net purchases of other investments	—	—	—	(130,476)	(130,476)
Net purchases of investments in other ventures	—	—	—	(2,341)	(2,341)
Return of investment from investments in other ventures	—	—	—	11,250	11,250
Net purchases of other assets	—	—	—	(4,108)	(4,108)
Dividends and return of capital from subsidiaries	855,396	—	13,500	(868,896)	—
Contributions to subsidiaries	(1,013,916)	—	—	1,013,916	—
Due (from) to subsidiary	48,444	(125)	(416)	(47,903)	—
Net purchase of the TMR Group Entities	—	—	—	(276,206)	(276,206)
Net cash provided by (used in) investing activities	66,005	(975)	24,663	(2,428,457)	(2,338,764)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(44,547)	—	—	—	(44,547)
Dividends paid – preference shares	(27,567)	—	—	—	(27,567)
Issuance of debt, net of expenses	396,411	—	—	—	396,411
Net third party redeemable noncontrolling interest share transactions	—	—	—	515,952	515,952
Taxes paid on withholding shares	(7,229)	—	—	—	(7,229)
Net cash provided by financing activities	317,068	—	—	515,952	833,020
Effect of exchange rate changes on foreign currency cash	—	—	—	4,641	4,641
Net increase (decrease) in cash and cash equivalents	1,565	341	(6,280)	(232,297)	(236,671)
Cash and cash equivalents, beginning of period	3,534	3,350	9,604	1,091,434	1,107,922
Cash and cash equivalents, end of period	$5,099	$3,691	$3,324	$859,137	$871,251

(1)	Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2018	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenRe North America Holdings Inc. (Subsidiary Issuer)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(5,869)	$1,496	$16,194	$876,705	$888,526
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	384,818	91,118	45,459	7,700,086	8,221,481
Purchases of fixed maturity investments trading	(281,994)	(65,988)	(20,806)	(8,323,900)	(8,692,688)
Net (purchases) sales of equity investments trading	—	(624)	—	16,114	15,490
Net sales (purchases) of short term investments	85,598	360	(9,206)	(1,542,203)	(1,465,451)
Net purchases of other investments	—	—	—	(130,649)	(130,649)
Net purchases of investments in other ventures	—	—	—	(20,952)	(20,952)
Return of investment from investment in other ventures	—	—	—	8,464	8,464
Dividends and return of capital from subsidiaries	511,098	—	—	(511,098)	—
Contributions to subsidiaries	(686,106)	(16,847)	(65,000)	767,953	—
Due (from) to subsidiaries	(193,249)	(9,598)	36,262	166,585	—
Net cash used in investing activities	(179,835)	(1,579)	(13,291)	(1,869,600)	(2,064,305)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(39,611)	—	—	—	(39,611)
Dividends paid – preference shares	(20,899)	—	—	—	(20,899)
Issuance of preference shares, net of expenses	242,371	—	—	—	242,371
Net third party redeemable noncontrolling interest share transactions	—	—	—	96,021	96,021
Taxes paid on withholding shares	(7,079)	—	—	—	(7,079)
Net cash provided by financing activities	174,782	—	—	96,021	270,803
Effect of exchange rate changes on foreign currency cash	—	—	—	(3,575)	(3,575)
Net (decrease) increase in cash and cash equivalents	(10,922)	(83)	2,903	(900,449)	(908,551)
Cash and cash equivalents, beginning of period	14,656	139	1,469	1,345,328	1,361,592
Cash and cash equivalents, end of period	$3,734	$56	$4,372	$444,879	$453,041
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 17.     SUBSEQUENT EVENTS
Typhoon Hagibis
The Company currently estimates, on a preliminary basis, that losses from Typhoon Hagibis will have an estimated net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of approximately $175 million on its fourth quarter 2019 results of operations.
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. The Company’s estimates of net negative impact are based on a review of its potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. The Company’s actual net negative impact, both individually and in the aggregate, may vary from these estimates, perhaps materially.
Meaningful uncertainty regarding the estimates and the nature and extent of the losses from this event remains, driven by the magnitude and recent occurrence of the event, the geographic area in which the event occurred, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. Updated estimates related to this event will be reflected in RenaissanceRe’s fourth quarter 2019 results of operations, when reported, and changes in these estimates will be recorded in the period in which they occur.
Other Fourth Quarter 2019 Catastrophe Events
Other catastrophe events in the fourth quarter of 2019, including the ongoing wildfires in California and the tornadoes in North Texas in October 2019, may have an impact on the Company’s financial results. The wildfires in California, including the Kincade Fire in Sonoma County and the Getty and Tick Fires in Los Angeles County, have already forced widespread evacuations and caused extensive power outages. The Company’s assessment of the impact from these other catastrophe events remains at a very preliminary stage. It is difficult at this time to provide an accurate estimate of the financial impact of these events as a result of the ongoing nature of the wildfires and the preliminary nature of the information available and provided thus far by industry participants, among other factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2019 and 2018, respectively, as well as our liquidity and capital resources at September 30, 2019. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2018.
On March 22, 2019, we acquired the TMR Group Entities, including RenaissanceRe Europe, RenaissanceRe UK and their subsidiaries, pursuant to the TMR Stock Purchase Agreement that we entered into on October 30, 2018. As a result of the acquisition, each of the TMR Group Entities became our wholly owned subsidiary. We accounted for the acquisition of the TMR Group Entities under the acquisition method of accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic Business Combinations.
Our results of operations and financial condition for the three and nine months ended September 30, 2019 include the TMR Group Entities for the period from March 22, 2019 through September 30, 2019. The following discussion and analysis of our results of operations for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018, as well as our liquidity and capital resources at September 30, 2019, should be read in that context. In addition, the results of operations for the three and nine months ended September 30, 2019 and financial condition at September 30, 2019 may not be reflective of the ultimate ongoing business of the combined entities.
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
Segments
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures managed by our ventures unit. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and the remnants of our former Bermuda-based insurance operations. The results of operations of the TMR Group Entities from March 22, 2019, through September 30, 2019, are reflected in the Company’s existing reportable segments for the three and nine months ended September 30, 2019.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2019, compared to the third quarter of 2018.

Three months ended September 30,	2019	2018	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$861,068	$625,677	$235,391
Net premiums written	$704,130	$453,255	$250,875
Net premiums earned	$906,748	$531,849	$374,899
Net claims and claim expenses incurred	654,520	410,510	244,010
Acquisition expenses	202,181	109,761	92,420
Operational expenses	53,415	40,593	12,822
Underwriting loss	$(3,368)	$(29,015)	$25,647

Net investment income	$113,844	$80,696	$33,148
Net realized and unrealized gains on investments	31,938	13,630	18,308
Total investment result	$145,782	$94,326	$51,456

Net income	$107,944	$48,829	$59,115
Net income available to RenaissanceRe common shareholders	$36,698	$32,681	$4,017

Net income available to RenaissanceRe common shareholders per common share – diluted	$0.83	$0.82	$0.01
Dividends per common share	$0.34	$0.33	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	73.3%	79.0%	(5.7)%
Net claims and claim expense ratio – prior accident years	(1.1)%	(1.8)%	0.7%
Net claims and claim expense ratio – calendar year	72.2%	77.2%	(5.0)%
Underwriting expense ratio	28.2%	28.3%	(0.1)%
Combined ratio	100.4%	105.5%	(5.1)%

Return on average common equity - annualized	2.8%	3.1%	(0.3)%

Book value	September 30, 2019	June 30, 2019	Change
Book value per common share	$120.07	$119.17	$0.90
Accumulated dividends per common share	20.34	20.00	0.34
Book value per common share plus accumulated dividends	$140.41	$139.17	$1.24
Change in book value per common share plus change in accumulated dividends	1.0%

Net income available to RenaissanceRe common shareholders was $36.7 million in the third quarter of 2019, compared to $32.7 million in the third quarter of 2018, an increase of $4.0 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2019, we generated an annualized return on average common equity of 2.8% and our book value per common share increased from $119.17 at June 30, 2019 to $120.07 at September 30, 2019, a 1.0% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the third quarter of 2019, on a comparative basis to the third quarter of 2018, include:

•
TMR Group Entities - the second quarter of 2019 was the first quarter that reflected the results of the TMR Group Entities in our results of operations. As such, our results of operations for the third quarter of 2019, compared to the third quarter of 2018, should be viewed in that context;

•
Impact of Catastrophe Events - we had a net negative impact on our net income available to RenaissanceRe common shareholders of $154.9 million from Hurricane Dorian and Typhoon Faxai (collectively, the “Q3 2019 Catastrophe Events”) in the third quarter of 2019, compared to the third quarter of 2018 which had a net negative impact of $151.9 million from Typhoons Jebi, Mangkhut and Trami, Hurricane Florence and the wildfires in California during the third quarter of 2018 (collectively, the “Q3 2018 Catastrophe Events”);

•
Underwriting Results - we incurred an underwriting loss of $3.4 million and a combined ratio of 100.4% in the third quarter of 2019, compared to an underwriting loss of $29.0 million and a combined ratio of 105.5% in the third quarter of 2018. Our underwriting loss in the third quarter of 2019 was comprised of our Property segment, which incurred an underwriting loss of $7.7 million and had a combined ratio of 101.7%, partially offset by our Casualty and Specialty segment, which generated underwriting income of $4.5 million and a combined ratio of 99.0%. In comparison, our underwriting loss in the third quarter of 2018 was comprised of our Property segment, which incurred an underwriting loss of $43.9 million, partially offset by our Casualty and Specialty segment, which generated underwriting income of $14.9 million;

Our underwriting results in the third quarter of 2019 were principally impacted by the Q3 2019 Catastrophe Events, which resulted in an underwriting loss of $181.9 million and added 20.6 percentage points to the combined ratio. The third quarter of 2018 included the impacts of the Q3 2018 Catastrophe Events, which resulted in an underwriting loss of $178.0 million and added 34.4 percentage points to the combined ratio;

•
Gross Premiums Written - our gross premiums written increased by $235.4 million, or 37.6%, to $861.1 million, in the third quarter of 2019, compared to the third quarter of 2018. This was comprised of an increase of $222.4 million in our Casualty and Specialty segment and an increase of $13.0 million in our Property segment, primarily driven by growth from existing relationships and new opportunities across a number our underwriting platforms, as well as the impact of the acquisition of the TMR Group Entities;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $145.8 million in the third quarter of 2019, compared to a gain of $94.3 million in the third quarter of 2018, an increase of $51.5 million. The increase in the total investment result was principally due to higher returns on our portfolios of fixed maturity and short term investments, catastrophe bonds and investments-related derivatives, partially offset by net realized and unrealized losses on our portfolio of equity investments. Also driving the investment result for the third quarter of 2019 was higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities, combined with capital raised during the second quarter of 2019 in certain of our consolidated third-party capital vehicles, including DaVinciRe, Upsilon RFO, Vermeer and Medici, and the subsequent investment of those funds as part of our consolidated investment portfolio; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $62.1 million in the third quarter of 2019, compared to $6.4 million in the third quarter of 2018. The increase was primarily driven by higher net income from DaVinciRe and an increase in net investment income from Medici, combined with the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the third quarter of 2019.

Net Negative Impact
Net negative impact includes the sum of estimates of net claims and claim expenses incurred, earned reinstatement premiums assumed and ceded, lost profit commissions and redeemable noncontrolling interest. The Company’s estimates of net negative impact are based on a review of its potential exposures, preliminary discussions with certain counterparties and catastrophe modeling techniques. The Company’s actual net negative impact, both individually and in the aggregate, may vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.

Meaningful uncertainty regarding the estimates and the nature and extent of the losses from these events remains, driven by the magnitude and recent occurrence of each event, the geographic areas in which the events occurred, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our consolidated financial statements in the third quarter of 2019.

Three months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands, except percentages)
Net claims and claims expenses incurred	$(60,784)	$(148,127)	$(208,911)
Assumed reinstatement premiums earned	5,106	18,332	23,438
Ceded reinstatement premiums earned	(364)	(118)	(482)
Lost profit commissions	92	3,943	4,035
Net negative impact on underwriting result	(55,950)	(125,970)	(181,920)
Redeemable noncontrolling interest - DaVinciRe	3,659	23,335	26,994
Net negative impact on net income available to RenaissanceRe common shareholders	$(52,291)	$(102,635)	$(154,926)
Percentage point impact on consolidated combined ratio	6.2	14.2	20.6

Net negative impact on Property segment underwriting result	$(53,378)	$(125,540)	$(178,918)
Net negative impact on Casualty and Specialty segment underwriting result	(2,572)	(430)	(3,002)
Net negative impact on underwriting result	$(55,950)	$(125,970)	$(181,920)

The financial data below provides additional information detailing the net negative impact of the Q3 2018 Catastrophe Events on our consolidated financial statements in the third quarter of 2018.

Three months ended September 30, 2018	Typhoon Jebi	Hurricane Florence	Other Q3 2018 Catastrophe Events (1)	Total Q3 2018 Catastrophe Events
(in thousands, except percentages)
Net claims and claims expenses incurred	$(90,228)	$(74,040)	$(32,763)	$(197,031)
Assumed reinstatement premiums earned	6,997	9,067	866	16,930
Ceded reinstatement premiums earned	—	(112)	—	(112)
Lost profit commissions	1,973	313	(109)	2,177
Net negative impact on underwriting result	(81,258)	(64,772)	(32,006)	(178,036)
Redeemable noncontrolling interest - DaVinciRe	13,507	8,593	3,987	26,087
Net negative impact on net income available to RenaissanceRe common shareholders	$(67,751)	$(56,179)	$(28,019)	$(151,949)
Percentage point impact on consolidated combined ratio	15.5	12.3	6.1	34.4

Net negative impact on Property segment underwriting result	$(80,258)	$(64,772)	$(32,006)	$(177,036)
Net negative impact on Casualty and Specialty segment underwriting result	(1,000)	—	—	(1,000)
Net negative impact on underwriting result	$(81,258)	$(64,772)	$(32,006)	$(178,036)

(1)	Other Q3 2018 Catastrophe Events includes Typhoons Mangkhut and Trami and the wildfires in California during the third quarter of 2018.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$314,400	$301,413	$12,987
Net premiums written	$302,982	$232,632	$70,350
Net premiums earned	$444,332	$293,059	$151,273
Net claims and claim expenses incurred	338,260	265,857	72,403
Acquisition expenses	79,521	45,524	33,997
Operational expenses	34,238	25,577	8,661
Underwriting loss	$(7,687)	$(43,899)	$36,212

Net claims and claim expenses incurred – current accident year	$345,880	$268,022	$77,858
Net claims and claim expenses incurred – prior accident years	(7,620)	(2,165)	(5,455)
Net claims and claim expenses incurred – total	$338,260	$265,857	$72,403

Net claims and claim expense ratio – current accident year	77.8%	91.5%	(13.7)%
Net claims and claim expense ratio – prior accident years	(1.7)%	(0.8)%	(0.9)%
Net claims and claim expense ratio – calendar year	76.1%	90.7%	(14.6)%
Underwriting expense ratio	25.6%	24.3%	1.3%
Combined ratio	101.7%	115.0%	(13.3)%

Property Gross Premiums Written
In the third quarter of 2019, our Property segment gross premiums written increased by $13.0 million, or 4.3%, to $314.4 million, compared to $301.4 million in the third quarter of 2018.
Gross premiums written in the catastrophe class of business were $102.8 million in the third quarter of 2019, a decrease of $109.6 million, or 51.6%, compared to the third quarter of 2018. In the third quarter of 2018, gross premiums written in the catastrophe class of business included $102.3 million associated with certain large transactions, which renewed and were reflected in gross premiums written in the first quarter of 2019. In addition, gross premiums written in the third quarter of 2019 included $26.4 million of negative premium adjustments related to the business of the TMR third-party capital vehicles. These negative premium adjustments were fully ceded and are reflected in ceded premiums written, resulting in no impact to our results of operations.
Gross premiums written in the other property class of business were $211.6 million in the third quarter of 2019, an increase of $122.5 million, or 137.6%, compared to the third quarter of 2018. The increase in gross premiums written in the other property class of business was primarily driven by growth from existing relationships and new opportunities across a number of the Company’s underwriting platforms, as well as business acquired in connection with the acquisition of the TMR Group Entities.

Property Ceded Premiums Written

Three months ended September 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Property	$11,418	$68,781	$(57,363)

Ceded premiums written in our Property segment were $11.4 million in the third quarter of 2019, a decrease of $57.4 million, or 83.4%, compared to the third quarter of 2018. The decrease in ceded premiums written in the third quarter of 2019 was principally due to a portion of the gross premiums written in the catastrophe class of business in the third quarter of 2018 related to the large transactions discussed above being ceded to third-party investors in our managed vehicles during that period. In addition, ceded premiums written in the third quarter of 2019 were impacted by $26.4 million of negative premium adjustments related to the business of the TMR third-party capital vehicles, as discussed above.
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
Property Underwriting Results
Our Property segment incurred an underwriting loss of $7.7 million in the third quarter of 2019, compared to an underwriting loss of $43.9 million in the third quarter of 2018. In the third quarter of 2019, our Property segment generated a net claims and claim expense ratio of 76.1%, an underwriting expense ratio of 25.6% and a combined ratio of 101.7%, compared to 90.7%, 24.3% and 115.0%, respectively, in the third quarter of 2018.
Principally impacting the Property segment underwriting result and combined ratio in the third quarter of 2019, were the Q3 2019 Catastrophe Events, which resulted in a net negative impact to the Property segment underwriting result of $178.9 million and added 42.3 percentage points to the Property segment combined ratio. In comparison, the third quarter of 2018 was impacted by the Q3 2018 Catastrophe Events, which resulted in a net negative impact on the Property segment underwriting result of $177.0 million and added 63.2 percentage points to the Property segment combined ratio, partially offset by $52.9 million of underwriting income associated with the large reinsurance transactions noted above.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$546,668	$324,264	$222,404
Net premiums written	$401,148	$220,623	$180,525
Net premiums earned	$462,416	$238,791	$223,625
Net claims and claim expenses incurred	316,099	144,671	171,428
Acquisition expenses	122,654	64,238	58,416
Operational expenses	19,198	14,976	4,222
Underwriting income	$4,465	$14,906	$(10,441)

Net claims and claim expenses incurred – current accident year	$319,087	$151,904	$167,183
Net claims and claim expenses incurred – prior accident years	(2,988)	(7,233)	4,245
Net claims and claim expenses incurred – total	$316,099	$144,671	$171,428

Net claims and claim expense ratio – current accident year	69.0%	63.6%	5.4%
Net claims and claim expense ratio – prior accident years	(0.6)%	(3.0)%	2.4%
Net claims and claim expense ratio – calendar year	68.4%	60.6%	7.8%
Underwriting expense ratio	30.6%	33.2%	(2.6)%
Combined ratio	99.0%	93.8%	5.2%

Casualty and Specialty Gross Premiums Written
In the third quarter of 2019, our Casualty and Specialty segment gross premiums written increased by $222.4 million, or 68.6%, to $546.7 million, compared to $324.3 million in the third quarter of 2018. The increase was primarily due to business acquired in connection with the acquisition of the TMR Group Entities, as well as growth from existing relationships and new opportunities written in the current and prior periods across a number of the Company’s underwriting platforms.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$145,520	$103,641	$41,879

Ceded premiums written in our Casualty and Specialty segment were $145.5 million in the third quarter of 2019, compared to $103.6 million in the third quarter of 2018, an increase of $41.9 million. The increase was primarily a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $4.5 million in the third quarter of 2019, compared to underwriting income of $14.9 million the third quarter of 2018. In the third quarter of 2019, our Casualty and Specialty segment generated a net claims and claim expense ratio of 68.4%, an underwriting expense ratio of 30.6% and a combined ratio of 99.0% compared to 60.6%, 33.2% and 93.8%, respectively, in the third quarter of 2018. The decrease in underwriting income was primarily due to higher than expected losses in the third quarter of 2019, compared to the third quarter of 2018.
During the third quarter of 2019, the increase in the Casualty and Specialty segment combined ratio was driven by an increase of 7.8 percentage points in the net claims and claim expense ratio, principally the result of higher current accident year losses combined with less net favorable development on prior accident years net claims and claim expenses in the third quarter of 2019, compared to the third quarter of 2018. Partially offsetting the increase in the net claims and claim expense ratio was a 2.6 percentage point decrease in the underwriting expense ratio, primarily the result of a decrease in the operating expense ratio due to improved operating leverage from the business acquired in connection with the acquisition of the TMR Group Entities.
Fee Income

Three months ended September 30,	2019	2018	Change
(in thousands)
Management fee income
Joint ventures	$11,434	$9,265	$2,169
Managed funds	4,558	3,260	1,298
Structured reinsurance products and other	8,765	8,530	235
Total management fee income	24,757	21,055	3,702

Performance fee income
Joint ventures	5,278	853	4,425
Managed funds	1,688	2,539	(851)
Structured reinsurance products and other	275	(1,568)	1,843
Total performance fee income	7,241	1,824	5,417
Total fee income	$31,998	$22,879	$9,119

Total fee income is earned through third-party capital management as well as various joint ventures and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes Fibonacci Re, as well as certain other vehicles and reinsurance contracts which transfer risk to capital. The TMR third-party capital vehicles which we manage in connection with the acquisition of the TMR Group Entities also generate management and performance fee income, though this fee income was not material to our results of operations for the third quarter of 2019.
In the third quarter of 2019 total fee income increased $9.1 million, to $32.0 million, compared to $22.9 million in the third quarter of 2018, primarily driven by improved underlying performance, combined with an increase in the dollar value of capital being managed.
Net Investment Income

Three months ended September 30,	2019	2018	Change
(in thousands)
Fixed maturity investments	$82,977	$55,725	$27,252
Short term investments	15,061	9,403	5,658
Equity investments trading	1,326	903	423
Other investments
Private equity investments	(4,597)	8,723	(13,320)
Other	22,538	8,665	13,873
Cash and cash equivalents	1,978	1,104	874
	119,283	84,523	34,760
Investment expenses	(5,439)	(3,827)	(1,612)
Net investment income	$113,844	$80,696	$33,148

Net investment income was $113.8 million in the third quarter of 2019, compared to $80.7 million in the third quarter of 2018, an increase of $33.1 million. Impacting our net investment income for the third quarter of 2019 was higher returns in our fixed maturity, short term investment and catastrophe bond portfolios, partially offset by a lower return on our portfolio of private equity investments. Also impacting net investment income was higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities and additional capital raised in certain of our consolidated third-party capital vehicles.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $5.1 million in the third quarter of 2019, compared to unrealized gains of $9.1 million in the third quarter of 2018.
Net Realized and Unrealized Gains on Investments

Three months ended September 30,	2019	2018	Change
(in thousands)
Gross realized gains	$34,710	$5,229	$29,481
Gross realized losses	(4,609)	(15,327)	10,718
Net realized gains (losses) on fixed maturity investments	30,101	(10,098)	40,199
Net unrealized gains (losses) on fixed maturity investments trading	17,226	(8,730)	25,956
Net realized and unrealized gains on investments-related derivatives	11,134	2,563	8,571
Net realized (losses) gains on equity investments trading	(72)	21,259	(21,331)
Net unrealized (losses) gains on equity investments trading	(26,451)	8,636	(35,087)
Net realized and unrealized gains on investments	$31,938	$13,630	$18,308

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
Net realized and unrealized gains on investments were $31.9 million in the third quarter of 2019, compared to net realized and unrealized gains of $13.6 million in the third quarter of 2018, an increase of $18.3 million. Principally impacting our net realized and unrealized gains on investments were the improved performances from our fixed maturity and investments-related derivative portfolios, partially offset by lower performance on our equity investments portfolio.
Net Foreign Exchange Losses

Three months ended September 30,	2019	2018	Change
(in thousands)
Net foreign exchange losses	$(8,275)	$(4,566)	$(3,709)

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

Equity in Earnings of Other Ventures

Three months ended September 30,	2019	2018	Change
(in thousands)
Tower Hill Companies	$4,068	$4,629	$(561)
Top Layer Re	1,943	2,170	(227)
Other	(134)	849	(983)
Total equity in earnings of other ventures	$5,877	$7,648	$(1,771)

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
Equity in earnings of other ventures was $5.9 million in the third quarter of 2019, compared to $7.6 million in the third quarter of 2018, a decrease of $1.8 million, driven by slightly lower profitability across our equity investments in other ventures.
Other Income

Three months ended September 30,	2019	2018	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(318)	$543	$(861)
Other items	1,334	(46)	1,380
Total other income	$1,016	$497	$519

In the third quarter of 2019, we generated other income of $1.0 million, compared to $0.5 million in the third quarter of 2018, an increase of $0.5 million.
Corporate Expenses

Three months ended September 30,	2019	2018	Change
(in thousands)
Corporate expenses	$13,844	$6,841	$7,003

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, costs associated with corporate acquisitions, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased to $13.8 million in the third quarter of 2019, compared to $6.8 million in the third quarter of 2018, primarily due to $4.0 million of corporate expenses associated with the acquisition of the TMR Group Entities.
Income Tax Expense

Three months ended September 30,	2019	2018	Change
(in thousands)
Income tax expense	$(3,664)	$(1,451)	$(2,213)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $3.7 million in the third quarter of 2019, compared to $1.5 million in the third quarter of 2018, principally driven by investment gains in our U.S. and U.K. based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2019	2018	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(62,057)	$(6,440)	$(55,617)

Our net income attributable to redeemable noncontrolling interests was $62.1 million in the third quarter of 2019, compared to $6.4 million in the third quarter of 2018, a change of $55.6 million, principally due to higher net income from DaVinciRe and an increase in net investment income from Medici, combined with the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the third quarter of 2019.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Nine months ended September 30,	2019	2018	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$3,902,271	$2,762,672	$1,139,599
Net premiums written	$2,656,126	$1,720,808	$935,318
Net premiums earned	$2,368,278	$1,401,516	$966,762
Net claims and claim expenses incurred	1,334,928	642,380	692,548
Acquisition expenses	553,614	312,524	241,090
Operational expenses	158,162	119,408	38,754
Underwriting income	$321,574	$327,204	$(5,630)

Net investment income	$311,138	$208,528	$102,610
Net realized and unrealized gains (losses) on investments	396,586	(86,415)	483,001
Total investment result	$707,724	$122,113	$585,611

Net income	$909,927	$392,903	$517,024
Net income available to RenaissanceRe common shareholders	$678,269	$281,182	$397,087

Net income available to RenaissanceRe common shareholders per common share – diluted	$15.57	$7.02	$8.55
Dividends per common share	$1.02	$0.99	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	57.0%	59.9%	(2.9)%
Net claims and claim expense ratio – prior accident years	(0.6)%	(14.1)%	13.5%
Net claims and claim expense ratio – calendar year	56.4%	45.8%	10.6%
Underwriting expense ratio	30.0%	30.9%	(0.9)%
Combined ratio	86.4%	76.7%	9.7%

Return on average common equity - annualized	18.2%	9.1%	9.1%

Book value	September 30, 2019	December 31, 2018	Change
Book value per common share	$120.07	$104.13	$15.94
Accumulated dividends per common share	20.34	19.32	1.02
Book value per common share plus accumulated dividends	$140.41	$123.45	$16.96
Change in book value per common share plus change in accumulated dividends	16.3%

Net income available to RenaissanceRe common shareholders was $678.3 million in the nine months ended September 30, 2019, compared to net income available to RenaissanceRe common shareholders of $281.2 million in the nine months ended September 30, 2018, an increase of $397.1 million. As a result of our net income available to RenaissanceRe common shareholders in the nine months ended September 30, 2019, we generated an annualized return on average common equity of 18.2% and our book value per common share increased from $104.13 at December 31, 2018 to $120.07 at September 30, 2019, a 16.3% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the nine months ended September 30, 2019, on a comparative basis to the nine months ended September 30, 2018, include:

•
TMR Group Entities - the second quarter of 2019 was the first quarter that reflected the results of the TMR Group Entities in our results of operations. As such, our results of operations for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, should be viewed in that context;

•
Impact of Catastrophe Events - in the nine months ended September 30, 2019, we had a net negative impact on our net income available to RenaissanceRe common shareholders of $154.9 million from the Q3 2019 Catastrophe Events. This compares to a net negative impact on our net income available to RenaissanceRe common shareholders of $151.9 million from the Q3 2018 Catastrophe Events, partially offset by a net positive impact of $110.4 million from decreases in the estimates of the net negative impact of the 2017 Large Loss Events (as defined herein), in the nine months ended September 30, 2018;

•
Underwriting Results - we generated underwriting income of $321.6 million and had a combined ratio of 86.4% in the nine months ended September 30, 2019, compared to underwriting income of $327.2 million and a combined ratio of 76.7% in the nine months ended September 30, 2018. Our underwriting income in the nine months ended September 30, 2019 was comprised of $296.4 million of underwriting income in our Property segment and $25.2 million of underwriting income in our Casualty and Specialty segment. In comparison, our underwriting income in the nine months ended September 30, 2018 was comprised of our Property segment, which generated underwriting income of $297.0 million, and our Casualty and Specialty segment, which generated underwriting income of $30.4 million.

Included in our underwriting result is the net negative impact associated with the Q3 2019 Catastrophe Events of $181.9 million and a corresponding increase of 7.9 percentage points to the combined ratio. In comparison, in the nine months ended September 30, 2018, the underwriting result included the net negative impact associated with the Q3 2018 Catastrophe Events of $178.0 million, partially offset by the net positive impact of a decrease in the estimate of the net negative impact on the underwriting result from the 2017 Large Loss Events of $127.7 million, which collectively increased the combined ratio by 3.5 percentage points, principally within our Property segment;

•
Gross Premiums Written - our gross premiums written increased by $1.1 billion, or 41.2%, to $3.9 billion, in the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, with an increase of $625.0 million in the Property segment and an increase of $514.6 million in the Casualty and Specialty segment. These increases were primarily driven by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities;

•
Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $707.7 million in the nine months ended September 30, 2019, compared to a gain of $122.1 million in the nine months ended September 30, 2018, an increase of $585.6 million. Impacting the investment results were higher returns on portfolios of fixed maturity and short term investments, catastrophe bonds and investments-related derivatives. Also driving the investment result for the nine months ended September 30, 2019 was higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities, combined with capital raised in certain of our consolidated third-party capital vehicles during the second quarter of 2019, including DaVinciRe, Upsilon RFO, Vermeer and Medici, and the subsequent investment of those funds as part of our consolidated investment portfolio; and

•
Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $204.1 million in the nine months ended September 30, 2019, compared to $90.8 million in the nine months ended September 30, 2018. The increase was primarily driven by the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the nine months ended September 30, 2019, combined with DaVinciRe and Medici both generating higher net income.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our consolidated financial statements in the nine months ended September 30, 2019.

Nine months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands, except percentages)
Net claims and claims expenses incurred	$(60,784)	$(148,127)	$(208,911)
Assumed reinstatement premiums earned	5,106	18,332	23,438
Ceded reinstatement premiums earned	(364)	(118)	(482)
Lost profit commissions	92	3,943	4,035
Net negative impact on underwriting result	(55,950)	(125,970)	(181,920)
Redeemable noncontrolling interest - DaVinciRe	3,659	23,335	26,994
Net negative impact on net income available to RenaissanceRe common shareholders	$(52,291)	$(102,635)	$(154,926)
Percentage point impact on consolidated combined ratio	2.4	5.4	7.9

Net negative impact on Property segment underwriting result	$(53,378)	$(125,540)	$(178,918)
Net negative impact on Casualty and Specialty segment underwriting result	(2,572)	(430)	(3,002)
Net negative impact on underwriting result	$(55,950)	$(125,970)	$(181,920)

The financial data below provides additional information detailing the net negative impact of the Q3 2018 Catastrophe Events and the net positive impact of decreases in our estimates of the net negative impact of the 2017 Large Loss Events on our consolidated financial statements in the nine months ended September 30, 2018.

Nine months ended September 30, 2018	Typhoon Jebi	Hurricane Florence	Other Q3 2018 Catastrophe Events (1)	Total Q3 2018 Catastrophe Events	Change in Estimates of the 2017 Large Loss Events (2)	Total
(in thousands, except percentages)
(Increase) decrease in net claims and claims expenses incurred	$(90,228)	$(74,040)	$(32,763)	$(197,031)	$158,461	$(38,570)
Assumed reinstatement premiums earned	6,997	9,067	866	16,930	(24,976)	(8,046)
Ceded reinstatement premiums earned	—	(112)	—	(112)	758	646
Lost (earned) profit commissions	1,973	313	(109)	2,177	(6,577)	(4,400)
Net (negative) positive impact on underwriting result	(81,258)	(64,772)	(32,006)	(178,036)	127,666	(50,370)
Redeemable noncontrolling interest - DaVinciRe	13,507	8,593	3,987	26,087	(17,284)	8,803
Net (negative) positive impact on net income available to RenaissanceRe common shareholders	$(67,751)	$(56,179)	$(28,019)	$(151,949)	$110,382	$(41,567)
Percentage point impact on consolidated combined ratio	6.0	4.8	2.3	13.2	(9.3)	3.5

Net (negative) positive impact on Property segment underwriting result	$(80,258)	$(64,772)	$(32,006)	$(177,036)	$120,895	$(56,141)
Net (negative) positive impact on Casualty and Specialty segment underwriting result	(1,000)	—	—	(1,000)	6,771	5,771
Net (negative) positive impact on underwriting result	$(81,258)	$(64,772)	$(32,006)	$(178,036)	$127,666	$(50,370)

(1)	Other Q3 2018 Catastrophe Events includes Typhoons Mangkhut and Trami and the wildfires in California during the third quarter of 2018.

(2)
An initial estimate of the net negative impact of Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively referred to as the “2017 Large Loss Events”) was recorded in our consolidated financial statements during 2017. The amounts noted in the table above reflect changes in the estimates of the net negative impact of the 2017 Large Loss Events recorded in the nine months ended September 30, 2018.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$2,185,984	$1,561,008	$624,976
Net premiums written	$1,411,327	$884,541	$526,786
Net premiums earned	$1,160,090	$722,246	$437,844
Net claims and claim expenses incurred	541,217	222,195	319,022
Acquisition expenses	222,971	127,095	95,876
Operational expenses	99,546	75,933	23,613
Underwriting income	$296,356	$297,023	$(667)

Net claims and claim expenses incurred – current accident year	$536,197	$395,067	$141,130
Net claims and claim expenses incurred – prior accident years	5,020	(172,872)	177,892
Net claims and claim expenses incurred – total	$541,217	$222,195	$319,022

Net claims and claim expense ratio – current accident year	46.2%	54.7%	(8.5)%
Net claims and claim expense ratio – prior accident years	0.5%	(23.9)%	24.4%
Net claims and claim expense ratio – calendar year	46.7%	30.8%	15.9%
Underwriting expense ratio	27.8%	28.1%	(0.3)%
Combined ratio	74.5%	58.9%	15.6%

Property Gross Premiums Written
In the nine months ended September 30, 2019, our Property segment gross premiums written increased by $625.0 million, or 40.0%, to $2.2 billion, compared to $1.6 billion in the nine months ended September 30, 2018.
Gross premiums written in the catastrophe class of business were $1.6 billion in the nine months ended September 30, 2019, an increase of $310.3 million, or 25.0%, compared to the nine months ended September 30, 2018. The increase in gross premiums written in the catastrophe class of business was primarily driven by expanded participation on existing transactions and certain new transactions, rate improvements and the impact of the acquisition of the TMR Group Entities.
Gross premiums written in the other property class of business were $635.3 million in the nine months ended September 30, 2019, an increase of $314.7 million, or 98.2%, compared to the nine months ended September 30, 2018. The increase in gross premiums written in the other property class of business was primarily driven by growth across our underwriting platforms, both from existing relationships and through new opportunities we believe have comparably attractive risk-return attributes, rate improvements and business acquired in connection with the acquisition of the TMR Group Entities.

Property Ceded Premiums Written

Nine months ended September 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Property	$774,657	$676,467	$98,190

Ceded premiums written in our Property segment increased $98.2 million, to $774.7 million, in the nine months ended September 30, 2019, compared to $676.5 million in the nine months ended September 30, 2018. The increase in ceded premiums written was principally due to a significant portion of the increase in gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, in particular Upsilon RFO, as well as an overall increase in ceded purchases.
Property Underwriting Results
Our Property segment generated underwriting income of $296.4 million in the nine months ended September 30, 2019, compared to underwriting income of $297.0 million in the nine months ended September 30, 2018, a decrease of $0.7 million. In the nine months ended September 30, 2019, our Property segment generated a net claims and claim expense ratio of 46.7%, an underwriting expense ratio of 27.8% and a combined ratio of 74.5%, compared to 30.8%, 28.1% and 58.9%, respectively, in the nine months ended September 30, 2018.
Principally impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2019 were the Q3 2019 Catastrophe Events, which resulted in a net negative impact on the Property segment underwriting result of $178.9 million and a corresponding increase in the combined ratio of 16.3 percentage points. In comparison, the nine months ended September 30, 2018 were impacted by the Q3 2018 Catastrophe Events, which resulted in a net negative impact on the Property segment underwriting result of $177.0 million, and a corresponding increase in the combined ratio of 27.6 percentage points. This was partially offset by a net positive impact on the underwriting result of $120.9 million, and a corresponding decrease in the combined ratio of 17.5 percentage points, resulting from a decrease in the estimates of the net negative impact on the underwriting result of the 2017 Large Loss Events.
In addition, in the nine months ended September 30, 2019, net adverse development on prior accident years net claims and claim expenses of $5.0 million, or an increase in the combined ratio of 0.5 percentage points, was primarily driven by higher than expected losses in the other property class of business, compared to net favorable development of $172.9 million, or 23.9 percentage points, in the nine months ended September 30, 2018. The net favorable development in the nine months ended September 30, 2018 included the decreases in the estimates of the net negative impact of the 2017 Large Loss Events noted above. See “Note 7. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2019	2018	Change
(in thousands, except percentages)
Gross premiums written	$1,716,287	$1,201,664	$514,623
Net premiums written	$1,244,799	$836,267	$408,532
Net premiums earned	$1,208,188	$679,271	$528,917
Net claims and claim expenses incurred	793,533	420,273	373,260
Acquisition expenses	330,829	185,429	145,400
Operational expenses	58,603	43,121	15,482
Underwriting income	$25,223	$30,448	$(5,225)

Net claims and claim expenses incurred – current accident year	$813,251	$444,293	$368,958
Net claims and claim expenses incurred – prior accident years	(19,718)	(24,020)	4,302
Net claims and claim expenses incurred – total	$793,533	$420,273	$373,260

Net claims and claim expense ratio – current accident year	67.3%	65.4%	1.9%
Net claims and claim expense ratio – prior accident years	(1.6)%	(3.5)%	1.9%
Net claims and claim expense ratio – calendar year	65.7%	61.9%	3.8%
Underwriting expense ratio	32.2%	33.6%	(1.4)%
Combined ratio	97.9%	95.5%	2.4%

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2019, our Casualty and Specialty segment gross premiums written increased by $514.6 million, or 42.8%, to $1.7 billion, compared to $1.2 billion in the nine months ended September 30, 2018. The increase in gross premiums written in the Casualty and Specialty segment was primarily due to growth from existing relationships and new opportunities written in the current and prior periods across a number of the Company’s underwriting platforms, as well as business acquired in connection with the acquisition of the TMR Group Entities.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2019	2018	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$471,488	$365,397	$106,091

Ceded premiums written in our Casualty and Specialty segment increased by $106.1 million, to $471.5 million, in the nine months ended September 30, 2019, compared to $365.4 million in the nine months ended September 30, 2018, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $25.2 million in the nine months ended September 30, 2019, compared to underwriting income of $30.4 million in the nine months ended September 30, 2018. In the nine months ended September 30, 2019, our Casualty and Specialty segment generated a net claims and claim expense ratio of 65.7%, an underwriting expense ratio of 32.2% and a combined ratio of 97.9%, compared to 61.9%, 33.6% and 95.5%, respectively, in the nine months ended September 30, 2018.
During the nine months ended September 30, 2019, the increase in the Casualty and Specialty segment combined ratio was driven by an increase of 3.8 percentage points in the net claims and claim expense, principally the result of higher current accident year losses combined with less net favorable development on prior accident years net claims and claim expenses compared to the nine months ended September 30, 2018. Partially offsetting the increase in the net claims and claim expense ratio was a 1.4 percentage point decrease in the underwriting expense ratio primarily driven by a decrease in the operating expense ratio due to improved operating leverage as a result of the business acquired in connection with the acquisition of the TMR Group Entities.
Our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $19.7 million, or 1.6 percentage points, during the nine months ended September 30, 2019, compared to $24.0 million, or 3.5 percentage points, respectively, in the nine months ended September 30, 2018. The net favorable development during the nine months ended September 30, 2019 and 2018 was principally driven by reported losses coming in lower than expected. See “Note 7. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Fee Income

Nine months ended September 30,	2019	2018	Change
(in thousands)
Management fee income
Joint ventures	$30,688	$22,759	$7,929
Managed funds	14,822	8,411	6,411
Structured reinsurance products and other	26,986	25,099	1,887
Total management fee income	72,496	56,269	16,227

Performance fee income
Joint ventures	13,034	11,900	1,134
Managed funds	2,456	4,492	(2,036)
Structured reinsurance products and other	13,007	8,600	4,407
Total performance fee income	28,497	24,992	3,505
Total fee income	$100,993	$81,261	$19,732

In the nine months ended September 30, 2019, total fee income increased $19.7 million, to $101.0 million, compared to $81.3 million in the nine months ended September 30, 2018, primarily driven by an increase in the dollar value of capital being managed, combined with improved underlying performance. Fee income generated by the TMR third-party capital vehicles was not material to our results of operations for the nine months ended September 30, 2019.

Net Investment Income

Nine months ended September 30,	2019	2018	Change
(in thousands)
Fixed maturity investments	$232,566	$151,784	$80,782
Short term investments	44,712	22,340	22,372
Equity investments trading	3,269	3,091	178
Other investments
Private equity investments	8,166	12,149	(3,983)
Other	30,413	27,346	3,067
Cash and cash equivalents	5,801	2,708	3,093
	324,927	219,418	105,509
Investment expenses	(13,789)	(10,890)	(2,899)
Net investment income	$311,138	$208,528	$102,610

Net investment income was $311.1 million in the nine months ended September 30, 2019, compared to $208.5 million in the nine months ended September 30, 2018, an increase of $102.6 million. Impacting our net investment income for the nine months ended September 30, 2019 was improved performance in our fixed maturity and short term investment portfolios, combined with higher average invested assets, primarily resulting from the acquisition of the TMR Group Entities and additional capital raised in certain of our consolidated third-party capital vehicles.
Our private equity and other investment portfolios are accounted for at fair value with the change in fair value recorded in net investment income, which included net unrealized gains of $7.3 million in the nine months ended September 30, 2019, compared to net unrealized gains of $17.8 million in the nine months ended September 30, 2018.
Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2019	2018	Change
(in thousands)
Gross realized gains	$87,595	$14,945	$72,650
Gross realized losses	(34,769)	(67,699)	32,930
Net realized gains (losses) on fixed maturity investments	52,826	(52,754)	105,580
Net unrealized gains (losses) on fixed maturity investments trading	243,139	(73,522)	316,661
Net realized and unrealized gains (losses) on investments-related derivatives	62,103	(763)	62,866
Net realized gains on equity investments trading	30,666	21,841	8,825
Net unrealized gains on equity investments trading	7,852	18,783	(10,931)
Net realized and unrealized gains (losses) on investments	$396,586	$(86,415)	$483,001

Net realized and unrealized gains on investments were $396.6 million in the nine months ended September 30, 2019, compared to net realized and unrealized losses of $86.4 million in the nine months ended September 30, 2018, an increase of $483.0 million. Principally impacting our net realized and unrealized gains on investments in the nine months ended September 30, 2019 were:

•
net realized and unrealized gains on our fixed maturity investments trading of $296.0 million in the nine months ended September 30, 2019, compared to net realized and unrealized losses of $126.3 million in the nine months ended September 30, 2018, an increase of $422.2 million, principally driven by a downward shift in the interest rate yield curve during the nine months ended September 30, 2019, compared to an upward shift in the yield curve in the nine months ended September 30, 2018;

•	net realized and unrealized gains on our investment-related derivatives of $62.1 million in the nine months ended September 30, 2019, compared to losses of $0.8 million in the nine months ended

September 30, 2018, an increase of $62.9 million, principally driven by higher derivative exposure during the nine months ended September 30, 2019, in addition to the interest rate activity noted above; and

•
net realized and unrealized gains on equity investments trading of $38.5 million in the nine months ended September 30, 2019, compared to $40.6 million in the nine months ended September 30, 2018, a decrease of $2.1 million, principally driven by lower returns on certain of our larger equity positions during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.

Net Foreign Exchange Losses

Nine months ended September 30,	2019	2018	Change
(in thousands)
Net foreign exchange losses	$(1,812)	$(11,496)	$9,684

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
Equity in Earnings of Other Ventures

Nine months ended September 30,	2019	2018	Change
(in thousands)
Tower Hill Companies	$8,522	$8,274	$248
Top Layer Re	6,550	6,202	348
Other	2,278	(145)	2,423
Total equity in earnings of other ventures	$17,350	$14,331	$3,019

Equity in earnings of other ventures was $17.3 million in the nine months ended September 30, 2019, compared to $14.3 million in the nine months ended September 30, 2018, an increase of $3.0 million, principally driven by improved profitability of our equity investments in a select group of insurance and insurance-related companies within the other category.
Other Income

Nine months ended September 30,	2019	2018	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$3,547	$(193)	3,740
Other	1,562	673	889
Total other income	$5,109	$480	$4,629

In the nine months ended September 30, 2019, we generated other income of $5.1 million, compared to $0.5 million in the nine months ended September 30, 2018, an increase of $4.6 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

Corporate Expenses

Nine months ended September 30,	2019	2018	Change
(in thousands)
Corporate expenses	$76,480	$21,875	$54,605

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, costs associated with corporate acquisitions, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses increased $54.6 million to $76.5 million, in the nine months ended September 30, 2019, compared to $21.9 million in the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we recorded $44.0 million of corporate expenses associated with the acquisition of the TMR Group Entities, comprised of $20.5 million of compensation-related costs, $13.8 million of transaction-related costs and $9.7 million of integration-related costs.
Income Tax Expense

Nine months ended September 30,	2019	2018	Change
(in thousands)
Income tax expense	$(20,670)	$(2,550)	$(18,120)

In the nine months ended September 30, 2019, we recognized an income tax expense of $20.7 million, compared to $2.6 million in the nine months ended September 30, 2018. The income tax expense in the nine months ended September 30, 2019 was principally driven by investment gains in our U.S. and U.K. based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2019	2018	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(204,091)	$(90,822)	$(113,269)

Our net income attributable to redeemable noncontrolling interests was $204.1 million in the nine months ended September 30, 2019, compared to $90.8 million in the nine months ended September 30, 2018, a change of $113.3 million. The increase was primarily driven by the results of operations of Vermeer being included in net income attributable to redeemable noncontrolling interests in the nine months ended September 30, 2019, combined with DaVinciRe generating higher net income.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. See “Capital Resources” below.
During the nine months ended September 30, 2019, RenaissanceRe contributed capital to RenaissanceRe Specialty Holdings (UK) Limited to fund the acquisition of the TMR Group Entities and made a capital contribution of $250.0 million to Renaissance Reinsurance to increase its shareholders’ equity to $2.25 billion, consistent with past practice following a significant acquisition and to support growth in premiums. In addition, during 2018 and 2019 we increased our investments in certain of our managed joint ventures and contributed cash to certain of our investment subsidiaries. As a result, net capital contributions by RenaissanceRe to our subsidiaries, net of dividends and return of capital by our subsidiaries to RenaissanceRe, were $404.9 million during the nine months ended September 30, 2019 (2018 - $130.0 million). We believe RenaissanceRe and our principal operating subsidiaries continue to be adequately capitalized following the events noted above.
Group Supervision
The Bermuda Monetary Authority (“BMA”) is our group supervisor. Under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”), we are required to maintain capital at a level equal to our enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Solvency Capital Requirement (the “BSCR”) model. The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Underlying the BSCR is the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. At September 30, 2019, we believe the statutory capital and surplus of our group exceeded the minimum amount required to be maintained under Bermuda law. Our 2018 group BSCR was filed with the BMA in advance of the May 31, 2019 filing deadline, and we exceeded the minimum amount required to be maintained under Bermuda law.
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
Bermuda
Bermuda regulations require BMA approval for any reduction of capital in excess of 15% of statutory capital, as defined in the Insurance Act. The Insurance Act also requires the Bermuda insurance subsidiaries of RenaissanceRe to maintain certain measures of solvency and liquidity. At September 30, 2019, we believe the statutory capital and surplus of our Bermuda insurance subsidiaries exceeded the minimum amount required to be maintained under Bermuda law.
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

U.K.
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). The amount of FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders. At September 30, 2019, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £514.4 million (December 31, 2018 - £427.5 million). Actual FAL posted for Syndicate 1458 at September 30, 2019 was £561.0 million, supported by a $255.0 million letter of credit and a $434.6 million deposit of cash and fixed maturity securities (December 31, 2018 - $180.0 million and $390.8 million, respectively). See “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
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
U.S.
Renaissance Reinsurance U.S. is domiciled in Maryland, which has adopted the National Association of Insurance Commissioners' model law that uses a risk-based capital ("RBC") model to monitor and regulate the solvency of licensed life, health, and property and casualty insurance and reinsurance companies. The RBC calculation is used to measure an insurer's capital adequacy with respect to the risk characteristics of the insurer's premiums written and net claims and claim expenses, rate of growth and quality of assets, among other measures. At September 30, 2019, we believe the statutory capital and surplus of Renaissance Reinsurance U.S. exceeded the minimum capital adequacy level required to be maintained under U.S. law.
Renaissance Reinsurance U.S. is subject to certain restrictions on its ability to pay dividends pursuant to Maryland law, including making appropriate filings with and obtaining certain approvals from its regulator. During 2019, Renaissance Reinsurance U.S. will have an ordinary dividend capacity of $31.2 million (2018 - $24.1 million).
RenaissanceRe Europe’s U.S. branch is required to file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by the U.S. insurance regulators. Its minimum required statutory capital and surplus is based on the greater of the RBC level that would trigger regulatory action or minimum requirements per state insurance regulation. At September 30, 2019, we believe RenaissanceRe Europe’s U.S. branch exceeded the minimum required statutory capital and surplus requirement and also exceeded the RBC minimum required level.
RenaissanceRe Europe’s U.S. branch does not pay ordinary dividends and would need approval from the New York State Department of Financial Services for any return of capital to RenaissanceRe Europe.
Switzerland
RenaissanceRe Europe is regulated by the Swiss Financial Market Supervisory Authority (“FINMA”) pursuant to the Insurance Supervision Act. Its accounts are prepared in accordance with the Swiss Code of Obligations, the Insurance Supervision Act and the Insurance Supervision Ordinance. RenaissanceRe Europe is obligated to maintain a minimum level of capital based on the Swiss Code of Obligations and Insurance Supervision Act. In addition, it is required to perform a minimum solvency margin calculation based on the Swiss Solvency Test (“SST”) regulations as stipulated by the Insurance Supervision Act and the Insurance Supervision Ordinance. The SST is based on an economic view and required capital is derived from a combination of internal and standard models. The amount of dividends that RenaissanceRe Europe is permitted to distribute is restricted to freely distributable reserves which consist of retained earnings and the current year profit. The solvency and capital requirements must still be met following any distribution. At September 30, 2019, we believe RenaissanceRe Europe exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. RenaissanceRe Europe was required to prepare a FCR for the year ended December 31, 2018, which is available on our website.
Australia
RenaissanceRe Europe’s Australia branch is regulated by the Australian Prudential Regulation Authority (“APRA”) and is authorized to carry on insurance business under subsection 12(2) of the Insurance Act 1973. RenaissanceRe Europe’s Australia branch’s regulatory reporting is prepared in accordance with the Australian Accounting Standards and APRA Prudential Standards. APRA Prudential Standards require the maintenance of net assets in Australia in excess of a calculated Prescribed Capital Amount (“PCA”). At September 30, 2019, we believe the net assets in Australia of RenaissanceRe Europe’s Australia branch were above the PCA estimated under the APRA Prudential Standards.
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
In addition, we maintain letter of credit facilities which provide liquidity. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Capital Resources” in our Form 10-K for the year ended December 31, 2018 and “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources” in our Form 10-Q for the nine months ended September 30, 2019 for details of these facilities.
Cash Flows

Nine months ended September 30,	2019	2018
(in thousands)
Net cash provided by operating activities	$1,264,432	$888,526
Net cash used in investing activities	(2,338,764)	(2,064,305)
Net cash provided by financing activities	833,020	270,803
Effect of exchange rate changes on foreign currency cash	4,641	(3,575)
Net decrease in cash and cash equivalents	(236,671)	(908,551)
Cash and cash equivalents, beginning of period	1,107,922	1,361,592
Cash and cash equivalents, end of period	$871,251	$453,041

2019
During the nine months ended September 30, 2019, our cash and cash equivalents decreased by $236.7 million, to $871.3 million at September 30, 2019, compared to $1.1 billion at December 31, 2018.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2019 were $1.3 billion, compared to $888.5 million during the nine months ended September 30, 2018. Cash flows provided by operating activities during the nine months ended September 30, 2019 were primarily the result of certain adjustments to reconcile our net income of $909.9 million to net cash provided by operating activities, including:

•
an increase in reinsurance balances payable of $738.4 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 10. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;

•	an increase in unearned premiums of $487.9 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;

•
a net decrease in reinsurance recoverable of $482.7 million, after taking into account the acquisition of the TMR Group Entities, primarily resulting from the collection of $930.7 million during the nine months ended September 30, 2019, partially offset by increases to reinsurance recoverable principally driven by increases in net claims and claim expenses associated with current accident year losses, combined with the continued execution of our gross-to-net strategy;

•
an increase in reserve for claims and claim expenses of $118.7 million as a result of claims and claims expenses incurred of $1.8 billion during the nine months ended September 30, 2019 principally driven by current accident year losses, partially offset by claims payments of $1.6 billion primarily associated with prior accident years losses; partially offset by

•	increases in premiums receivable of $625.0 million due to the timing of receipts of our gross premiums written;

•	an increase of $216.1 million in our prepaid reinsurance premiums due to an increase in ceded premiums written;

•
a decrease in other operating cash flows of $277.1 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2019, which were recorded in other liabilities at December 31, 2018. During the first nine months of 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the first nine months of 2019. See “Note 10. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; and

•	net realized and unrealized gains on investments of $396.6 million principally due to improved performances from our fixed maturity, public equity and investments-related derivative portfolios.
Cash flows used in investing activities. During the nine months ended September 30, 2019, our cash flows used in investing activities were $2.3 billion, principally reflecting net purchases of short term investments, fixed maturity investments and other investments of $1.4 billion, $567.8 million and $130.5 million, respectively. The net purchase of short term investments was funded in part by the capital received from investors in Upsilon RFO and other net cash flows provided by operating activities. The net purchase of other investments during the nine months ended September 30, 2019, was primarily driven by an increased allocation to catastrophe bonds. In addition, we completed our acquisition of the TMR Group Entities on March 22, 2019, resulting in a net cash outflow of $276.2 million, comprised of cash consideration paid by RenaissanceRe as acquisition consideration of $813.6 million, net of cash acquired from the TMR Group Entities of $537.4 million. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information related to the acquisition of the TMR Group Entities.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2019 were $833.0 million, and were principally the result of:

•	net inflows of $516.0 million related to net third party redeemable noncontrolling interest share transactions in DaVinciRe, Medici and Vermeer;

•	net inflows of $396.4 million associated with the April 2, 2019 issuance of $400.0 million of our 3.600% Senior Notes due April 15, 2029; partially offset by

•	dividends paid on our common and preference shares of $44.5 million and $27.6 million, respectively.
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

•	an increase in unearned premiums of $581.2 million due to the timing of renewals;

•	a decrease in reinsurance recoverable of $382.6 million due to receipt of these balances in connection with the 2017 Large Loss Events;

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

•
a decrease in our reserve for claims and claim expenses of $127.9 million as a result of claims and claims expenses incurred of $817.6 million during the nine months ended September 30, 2018, more than offset by claims payments of $932.5 million, largely associated with the 2017 Large Loss Events.

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
Capital Resources
In the normal course of our operations, we may from time to time evaluate additional share or debt issuances given prevailing market conditions and capital management strategies, including for our operating subsidiaries and joint ventures. In addition, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries in their reinsurance and insurance business.

Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At September 30, 2019	At December 31, 2018	Change
(in thousands)
Common shareholders’ equity	$5,301,235	$4,395,080	$906,155
Preference shares	650,000	650,000	—
Total shareholders’ equity attributable to RenaissanceRe	5,951,235	5,045,080	906,155
3.600% Senior Notes due 2029	391,245	—	391,245
3.450% Senior Notes due 2027	296,167	295,797	370
3.700% Senior Notes due 2025	297,964	297,688	276
5.750% Senior Notes due 2020	249,850	249,602	248
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,272	148,040	232
Total debt	$1,383,498	$991,127	$392,371
Total shareholders’ equity attributable to RenaissanceRe and debt	$7,334,733	$6,036,207	$1,298,526

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
During the nine months ended September 30, 2019, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.3 billion, to $7.3 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $906.2 million during the nine months ended September 30, 2019 principally as a result of:

•	our comprehensive income attributable to RenaissanceRe of $712.3 million;

•	the issuance of 1,739,071 of our common shares to Tokio in connection with the TMR Stock Purchase; and partially offset by

•	$44.5 million and $27.6 million of dividends on our common and preference shares, respectively.
Our debt increased $392.4 million during the nine months ended September 30, 2019 principally as a result of the April 2, 2019 issuance of $400.0 million of 3.600% Senior Notes due April 15, 2029. The net proceeds from this offering were used to repay, in full, the $200.0 million that was outstanding under our revolving credit agreement at March 31, 2019, and the remainder of the net proceeds will be used for general corporate purposes. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information regarding the acquisition of the TMR Group Entities and “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information regarding the issuance of our 3.600% Senior Notes Due 2029.

Credit Facilities
The outstanding amounts drawn under each of our significant credit facilities is set forth below:

At September 30, 2019	Issued or Drawn
RenaissanceRe Revolving Credit Facility (1)	$—
Uncommitted Standby Letter of Credit Facility with Wells Fargo	31,820
Secured Letter of Credit Facility with Citibank Europe	234,606
Renaissance Reinsurance FAL Facility	255,000
Mizuho Letters of Credit (2)	139,379
Mitsubishi Letters of Credit (2)	77,637
Credit Suisse Letter of Credit Facility	110,051
Uncommitted, Unsecured Letter of Credit Facility with Citibank Europe	218,684
Total credit facilities in U.S. dollars	$1,067,177

Specialty Risks FAL Facility (1)	£—
Total credit facilities in pound sterling	£—

(1)	At September 30, 2019, no amounts were issued or drawn under these facilities.

(2)
These letters of credit were transferred to us in connection with the acquisition of the TMR Group Entities. See “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information related to the acquisition of the TMR Group Entities.

During the nine months ended September 30, 2019, we amended certain of our existing credit facilities and entered into several new credit facilities following the TMR Stock Purchase to address the need to transfer or replace certain letters of credit that were transferred to us as a result of the acquisition of the TMR Group Entities. In addition, we exercised our option to increase the FAL Facility letter of credit by $75.0 million. The material amendments to the existing credit facilities and new credit facilities are described further in “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements”. There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2018.
For additional information related to the terms of our debt and significant credit facilities, see “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” and “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2018. Refer to “Note 11. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2018 for additional information related to our common and preference shares.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at September 30, 2019 with respect to our multi-beneficiary reinsurance trusts totaled $1.3 billion and $334.9 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2018 - $1.2 billion and $385.8 million, respectively), compared to the minimum amount required under U.S. state regulations of $1.0 billion and $205.9 million, respectively, at September 30, 2019 (December 31, 2018 - $1.1 billion and $356.9 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2019 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $51.5 million and $38.8 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2018 - $50.3 million and $63.2 million, respectively), compared to the minimum amount required under U.S. state regulations of $36.6 million and $30.5 million, respectively (December 31, 2018 - $36.8 million and $26.9 million, respectively).

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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of October 25, 2019 are presented below.

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
(2) The A.M. Best, S&P and Fitch ratings for the Lloyd's Overall Market Rating represent RenaissanceRe Syndicate 1458's financial strength rating.
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
On September 25, 2019, at our request, S&P withdrew it’s ”A+” long-term issuer credit and financial strength ratings on RenaissanceRe UK. The ratings of RenaissanceRe UK had previously been on CreditWatch negative.
As of October 25, 2019, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2018.

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

Investments
The table below shows our invested assets:

	September 30, 2019		December 31, 2018		Change
(in thousands, except percentages)
U.S. treasuries	$4,314,006	25.4%	$3,331,411	28.0%	$982,595
Agencies	507,903	3.0%	174,883	1.5%	333,020
Municipal	1,629	—%	6,854	0.1%	(5,225)
Non-U.S. government	379,154	2.2%	279,818	2.4%	99,336
Non-U.S. government-backed corporate	263,170	1.6%	160,063	1.3%	103,107
Corporate	3,453,222	20.4%	2,450,244	20.6%	1,002,978
Agency mortgage-backed	1,248,722	7.4%	817,880	6.8%	430,842
Non-agency mortgage-backed	261,850	1.5%	278,680	2.4%	(16,830)
Commercial mortgage-backed	406,268	2.4%	282,294	2.4%	123,974
Asset-backed	550,304	3.3%	306,743	2.6%	243,561
Total fixed maturity investments, at fair value	11,386,228	67.2%	8,088,870	68.1%	3,297,358
Short term investments, at fair value	4,116,156	24.3%	2,586,520	21.8%	1,529,636
Equity investments trading, at fair value	379,422	2.2%	310,252	2.6%	69,170
Other investments, at fair value	962,109	5.7%	784,933	6.5%	177,176
Total managed investment portfolio	16,843,915	99.4%	11,770,575	99.0%	5,073,340
Investments in other ventures, under equity method	103,978	0.6%	115,172	1.0%	(11,194)
Total investments	$16,947,893	100.0%	$11,885,747	100.0%	$5,062,146

At September 30, 2019, we held investments totaling $16.9 billion, compared to $11.9 billion at December 31, 2018. In connection with the acquisition of the TMR Group Entities, we acquired total investments with a fair market value of $2.3 billion on March 22, 2019, the date of acquisition. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 4. Investments” and “Note 5. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, municipals, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity investments, senior secured bank loan funds and hedge funds). At September 30, 2019, our portfolio of equity investments trading totaled $379.4 million, or 2.2%, of our total investments (December 31, 2018 - $310.3 million or 2.6%). Our portfolio of other investments totaled $962.1 million, or 5.7%, of our total investments at September 30, 2019 (December 31, 2018 - $784.9 million or 6.5%).

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2019	December 31, 2018	Change
(in thousands)
Catastrophe bonds	$659,466	$516,571	$142,895
Private equity investments	266,048	242,647	23,401
Senior secured bank loan funds	24,567	14,482	10,085
Hedge funds	12,028	11,233	795
Total other investments	$962,109	$784,933	$177,176

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net investment income for the nine months ended September 30, 2019 is a loss of $5.5 million (2018 - income of $0.3 million) representing the change in estimate during the period related to the difference between our estimated net investment income due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 5. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, other investments and investments in other ventures of $1.1 billion, of which $715.9 million has been contributed at September 30, 2019. Our remaining commitments to these investments at September 30, 2019 totaled $418.2 million. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2019, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2018. We consider these contractual obligations when assessing our liquidity requirements. As of September 30, 2019, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2018, except as described below.
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
CURRENT OUTLOOK
Property Exposed Market Developments
In 2019, the insurance and reinsurance markets have been impacted by significant loss events including Hurricane Dorian, Typhoons Faxai and Hagibis, tornadoes in North Texas and currently ongoing wildfires in California. These events follow a number of significant large loss events in 2018 including Typhoons Jebi, Mangkhut and Trami, Hurricanes Florence and Michael in the U.S. and wildfires across the state of California, as well as the significant natural disasters in 2017, including Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake in the third quarter of 2017, and wildfires in many areas of California. In addition, the market has been impacted by continuing, significant adverse development from these events, particularly Typhoon Jebi and Hurricanes Irma and Michael. In sum, we estimate that 2017 and 2018 represent the largest back-to-back years for insured natural disaster losses in history, and view the incidents experienced to date in 2019 as consistent with this trend.
Given the nature and breadth of these events, the associated losses affected an unusually large number of regions, and, accordingly, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, loss estimation, length of payout periods, social inflation risk and other factors continue to be uncertain for these loss events, both for the individual events and in the aggregate. Moreover, we believe a large number of our clients and competitors have been impacted by significant ongoing adverse development on these large events; in particular, we estimate that, by itself, the industry’s reported 2019 adverse development on Typhoon Jebi would constitute the largest insured industry loss event of 2019 to date, just as the reported 2018 adverse development on Hurricane Irma would have been one of the largest insured loss events of 2018. We believe that this adverse development arose from underestimations of exposure and incurred loss; loss reporting delays in the regions impacted by Typhoon Jebi; aggressive litigation and adjustment practices, particularly but not limited to in the state of Florida; other elevated loss adjustment expenses; and other factors. We currently estimate that Typhoon Faxai will approach a $10 billion industry event and currently estimate likely industry-wide insured losses arising from Typhoon Hagibis at approximately $15 billion, subject in each case to significant uncertainty. In total, during the past two years, ten tropical cyclones have made landfall in Japan, giving rise to more than $50 billion of currently estimated insured losses.
We believe that revised views of risk as a result of this experience, both in respect of the Japanese and U.S. markets and perils, and the potential diminishment of capacity or risk appetite from the insurance-linked securities market, may contribute favorably to market conditions in future periods, although there can be no assurance that these developments will occur or be sustained.
Overall, the January and June 2019 renewal periods were generally stable. However, when viewed as a whole, loss affected programs and lines did manifest improved terms and conditions, and other property-exposed coverages have also exhibited beneficial changes, particularly retrocessional coverages. These developments facilitated our growth in gross premiums written, both in our existing operations and more particularly by presenting opportunities to deploy additional third party capital. Nonetheless, in general we assessed that prevailing rate increases were not sufficient to offset increases in exposure, continuing risks from social inflation and the potential for sustained elevation in exposure due to changes in climate conditions and demographics. Moreover, we believe that the adverse impact of years of sustained reinsurance rate decreases have not yet been offset by the recent positive rate environment. Accordingly, we sought to re-balance our portfolio, managing our net exposure to southeast windstorm risk to a relatively flat level compared to the prior year measured in terms of the proportion of our shareholders’ equity we believe to be exposed to southeast windstorm risk, but reducing our estimated modeled net exposure to the domestic Florida market.
We believe it is possible that these large loss events, the scale and pace of adverse development and other market dynamics may contribute to sustainable general market dynamics that could continue to support improving market conditions in lines and regions we target and in which we have differentiating expertise. In addition, public rate filings, reports from intermediaries and public reports from primary insurance companies reflect rate increases in the U.S. in respect of property-exposed direct insurance coverages. We also expect that the broader market will reflect rate increases in respect of retrocessional coverages. Accordingly, we currently intend to allocate relatively more capital in coming periods to our assumed retrocessional portfolio, target products in the U.S. excess and surplus lines direct insurance market, and our other property business. We also anticipate continuing improvements in the reinsurance sector, and in particular in respect of the complex, holistic and bespoke product coverages for which we believe we have competitive advantages. However, at this time we cannot know with certainty whether any such positive developments will transpire or be sustained, or the degree to which we will continue to benefit from them.
We expect that over time reinsurance demand for many coverages and solutions will continue to lag the pace of growth in available capital and we believe we are well positioned to benefit from these developments as shown, for example, in our efforts to optimize our gross-to-net portfolio. However, we estimate that to date in 2019 capital supply from alternative capital providers has not, for the first time in some time, continued to grow. It is possible that the recent large loss events, and the uncertainty relating to the ultimate insured losses arising from these events, may contribute to a continuation of this trend for the capital raising cycle in respect of the January 1, 2020 market cycle. Nonetheless, over the medium and longer term, we anticipate the market will continue to be characterized by an ample supply of capital, including third party capital, notwithstanding the significant impacts of the large loss events of 2017, 2018 and 2019, and the continuing adverse development therefrom.
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
Casualty and Specialty Exposed Market Developments
Certain of the markets in which our Casualty and Specialty segment operate generally experienced favorable rate trends and stable terms and conditions in respect of the early 2019 renewals. Concurrently, however, the casualty and specialty markets have continued to broadly exhibit adverse loss development and negative exposure trends, including a meaningful increase in both the incidence and severity of civil jury awards. In 2019, we have observed favorable conditions for accounts that exhibited elevated loss emergence or underlying rate deterioration, but we also estimate that the favorable market trends have extended more broadly. In the near term, we expect that current pricing trends exhibited during the year are likely to continue, with terms and conditions for loss-affected lines of business continuing to show moderate improvement and certain other areas of the casualty and specialty market potentially maintaining less pronounced but positive adjustments. Moreover, we believe that pockets of casualty and specialty lines may provide attractive opportunities for stronger or well-positioned reinsurers and that, given our strong ratings, expanded product offerings, and increased U.S. market presence, we are well positioned to compete for business that we find attractive. At the same time, we also estimate that underlying loss costs for many casualty and specialty lines of business will continue to rise. We plan to continue to seek unique or differentiated opportunities to provide coverage on large programs open only to us or select markets. However, we cannot assure you that positive market trends will continue, that we will succeed in identifying and expanding on attractive programs or obtain potentially attractive new programs, or that future, currently unforeseen developments, will not adversely impact the casualty and specialty markets.
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
General Economic Conditions
Underlying economic conditions in several of the key markets we serve remained generally stable in 2019, with certain of our core markets, including the U.S., experiencing economic growth, partly offset by reporting declines in manufacturing activity in certain key markets and a reduction in trade flows. Economic growth contributes positively to demand for our coverages and services, particularly in jurisdictions with high insurance penetration and the potential for risk concentration. We also continue to seek and participate in efforts to enhance insurance penetration in respect of select perils and regions, although such efforts are complex and frequently long-term and uncertain in nature.
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
The sustained environment of low interest rates in recent years lowered the yields at which we invest our assets relative to longer-term historical levels. In 2018, rates increased in respect of the securities which predominantly characterize our portfolio, contributing to comparatively high net realized and unrealized losses over those periods, while increasing the then-projected forward yields on our portfolio. More recently, we have seen decreases in prevailing interest rates, contributing significantly to comparably high net realized and unrealized gains from our invested assets over the immediate period. However, as we invest cash from new premiums written or reinvest the proceeds of invested assets that mature or that we choose to sell, we expect the yield on our portfolio to be adversely impacted by a declining interest rate environment. While it is possible that yields will improve in future periods, we currently anticipate a period of declining interest rates and broader uncertainty. We are unable to predict with certainty when conditions will substantially and sustainably improve, or the pace of any such improvement.
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
Legislative and Regulatory Update
The Tax Bill was signed into law on December 22, 2017. The Tax Bill amends a range of U.S. federal tax rules applicable to individuals, businesses and international taxation, including, among other things, altering the current taxation of insurance premiums ceded from a U.S. domestic corporation to any non-U.S. affiliate. The Tax Bill and future regulatory actions pertaining to it could adversely impact the insurance and reinsurance industry and our own results of operations by increasing taxation of certain activities and structures in our industry. We are unable to predict all of the ultimate impacts of the Tax Bill and other proposed tax reform regulations and legislation on our business and results of operations. While we continue to estimate that the near term economic impact of the Tax Bill to us will be minimal, uncertainty regarding the impact of the Tax Bill remains, as a result of factors including future regulatory and rulemaking processes, the prospects of additional corrective or supplemental legislation, potential trade or other litigation and other factors. For example, as contemplated by the Tax Bill, in July 2019 the Department of Treasury and the IRS issued comprehensive proposed regulations on passive foreign investment companies (also known as PFICs), which could potentially impact U.S. shareholders of RenaissanceRe Holdings Ltd. or certain of our joint venture vehicles. While we estimate, from our initial assessment, that our public shareholders should not be directly impacted, we could be adversely impacted if joint venture vehicles were competitively harmed by the final form of such regulation. The proposed regulations are not finalized and are subject, among other things, to a comment period. Further, it is possible that other tax legislation could be introduced and enacted in the future that would have an adverse impact on us.
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
The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short term extensions. The NFIP’s current authorization has been extended to November 21, 2019. Legislative language under consideration in the House of Representatives would clarify that flood insurance provided by private firms satisfies the requirement that homeowners maintain flood coverage on mortgaged properties that are backed by a federal guarantee and located in a flood zone. In January 2019, the Federal Deposit Insurance Corp. and Office of the Comptroller of the Currency issued rules requiring lenders to accept private flood insurance policies that have coverage at least as comprehensive as that offered by NFIP, and providing a framework to evaluate alternative flood coverage; these rules went into effect on July 1, 2019. Congress is also considering legislative language that would direct FEMA to consider policyholders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. To the extent these laws, rules and regulations are adopted and enforced, they could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, reauthorization of the NFIP remains subject to meaningful uncertainty; and whether a successful reauthorization would continue market-enhancing reforms is significantly uncertain. Accordingly, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
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
In April 2019, SB 122: The Insurance Assignment Agreements Act (the “AOB Reform Bill”) became law in Florida, effective July 1, 2019. Among other things, the AOB Reform Bill is intended to change the way attorneys’ fees are calculated to provide less incentive for plaintiff attorneys to file frivolous suits; requires written notice to the insurer of a filing; more clearly informs insureds of their rights; allows Florida domestic insurers the option of offering policies with and without AOB language included; and requires service providers in Florida to give an insurer and the consumer prior written notice of at least 10 business days before filing suit on a claim. We are cautiously optimistic that this law will eliminate some of the more egregious practices that have contributed to adverse industry results in Florida. However, we believe that the likely estimated impact to exposed loss in reinsurance treaties and programs will not be material. Moreover, media outlets have reported that there has been a measurable spike in AOB filings before the bill’s effective date of July 1, 2019 and that plaintiff firms have announced identified “workarounds” to the AOB Reform Bill provisions. In addition the AOB Reform Bill is not intended to remediate the adverse impacts of prior practices in respect of the large losses in 2017 and 2018. In general, we continue to estimate that the dynamics and practices we refer to as “social inflation” will continue to adversely impact loss trends in Florida. Moreover, reforms of social inflation trends in Florida or other jurisdictions do not impact the increased risks attributable to changes in climate, demographics and other factors which we estimate are increasing the probability and severity of meteorologically-driven hazards. Accordingly, these ongoing challenges have impacted our own risk selection criteria with respect to Florida exposures, and our estimation of the number of programs we believe are submitted at attractive risk-adjusted terms.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2018, during the nine months ended September 30, 2019, except as described below. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2018 for a discussion of our exposure to these risks.
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
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures: Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting: There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2019, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
July 1 - 31, 2019	99	$181.96	99	$181.96	—	$—	—
August 1 - 31, 2019	—	$—	—	$—	—	$—	—
September 1 - 30, 2019	688	$186.27	688	$186.27	—	$—	—
Total	787	$185.73	787	$185.73	—	$—	$500,000

During the nine months ended September 30, 2019, we did not repurchase any of our common shares in open market transactions under our share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.
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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: October 30, 2019	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 30, 2019	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)