Form 10-Q
period 2020-06-30
RENAISSANCERE HOLDINGS LTD
filed 2020-07-29
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	RNR	New York Stock Exchange
Series E 5.375% Preference Shares, Par Value $1.00 per share	RNR PRE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a Series F 5.750% Preference Share, Par Value $1.00 per share	RNR PRF	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at July 24, 2020 was 51,216,780.

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
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:
•the uncertainty of the continuing impact of the COVID-19 pandemic and measures taken in response thereto;
•the effect of legislative, regulatory, judicial or social influences related to the COVID-19 pandemic on our financial performance, including the emergence of unexpected or un-modeled insurance or reinsurance losses and our ability to conduct our business;
•the impact and potential future impacts of the COVID-19 pandemic on the value of our investments and our access to capital in the future or the pricing or terms of available financing;
•the effect that measures taken to mitigate the COVID-19 pandemic have on our operations and those of our counterparties;
•the frequency and severity of catastrophic and other events we cover;
•the effectiveness of our claims and claim expense reserving process;
•the effect of climate change on our business, including the trend towards increasingly frequent and severe climate events;
•our ability to maintain our financial strength ratings;
•the effect of emerging claims and coverage issues;
•collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms and providing the coverage that we intended to obtain;
•our reliance on a small and decreasing number of reinsurance brokers and other distribution services for the preponderance of our revenue;
•our exposure to credit loss from counterparties in the normal course of business;
•the effect of continued challenging economic conditions throughout the world;
•the performance of our investment portfolio;
•a contention by the United States (the “U.S.”) Internal Revenue Service that Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), or any of our other Bermuda subsidiaries, is subject to taxation in the U.S.;

•the effects of U.S. tax reform legislation and possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;
•the effect of cybersecurity risks, including technology breaches or failure, on our business;
•the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;
•our ability to retain our key senior officers and to attract or retain the executives and employees necessary to manage our business;
•our ability to effectively manage capital on behalf of investors in joint ventures or other entities we manage;
•foreign currency exchange rate fluctuations;
•soft reinsurance underwriting market conditions;
•changes in the method for determining the London Inter-bank Offered Rate (“LIBOR”) and the potential replacement of LIBOR;
•losses we could face from terrorism, political unrest or war;
•our ability to successfully implement our business strategies and initiatives;
•our ability to determine any impairments taken on our investments;
•the effects of inflation;
•the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;
•the effect of operational risks, including system or human failures;
•our ability to raise capital if necessary;
•our ability to comply with covenants in our debt agreements;
•changes to the regulatory systems under which we operate, including as a result of increased global regulation of the insurance and reinsurance industries;
•changes in Bermuda laws and regulations and the political environment in Bermuda;
•our dependence on the ability of our operating subsidiaries to declare and pay dividends;
•aspects of our corporate structure that may discourage third-party takeovers and other transactions;
•difficulties investors may have in servicing process or enforcing judgments against us in the U.S.;
•the cyclical nature of the reinsurance and insurance industries;
•adverse legislative developments that reduce the size of the private markets we serve or impede their future growth;
•consolidation of competitors, customers and insurance and reinsurance brokers;
•the effect on our business of the highly competitive nature of our industry, including the effect of new entrants to, competing products for and consolidation in the (re)insurance industry;
•other political, regulatory or industry initiatives adversely impacting us;
•our ability to comply with applicable sanctions and foreign corrupt practices laws;
•increasing barriers to free trade and the free flow of capital;
•international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;
•the effect of Organisation for Economic Co-operation and Development or European Union (“EU”) measures to increase our taxes and reporting requirements;

•changes in regulatory regimes and accounting rules that may impact financial results irrespective of business operations;
•our need to make many estimates and judgments in the preparation of our financial statements; and
•the effect of the exit by the United Kingdom (the “U.K.”) from the EU.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2019, Part II, Item 1A of this Quarterly Report on Form 10-Q and our prospectus supplement dated June 4, 2020, should not be construed as exhaustive. The effects of the events and circumstances described in the risk factors contained in this Form 10-Q may have the effect of heightening many of the risks contained in our Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $12,188,507 at June 30, 2020 (December 31, 2019 – $11,067,414)	$12,495,135	$11,171,655
Short term investments, at fair value	5,570,804	4,566,277
Equity investments trading, at fair value	470,087	436,931
Other investments, at fair value	1,093,338	1,087,377
Investments in other ventures, under equity method	94,285	106,549
Total investments	19,723,649	17,368,789
Cash and cash equivalents	1,185,844	1,379,068
Premiums receivable	3,519,965	2,599,896
Prepaid reinsurance premiums	1,266,203	767,781
Reinsurance recoverable	2,774,358	2,791,297
Accrued investment income	70,004	72,461
Deferred acquisition costs and value of business acquired	734,286	663,991
Receivable for investments sold	648,458	78,369
Other assets	298,396	346,216
Goodwill and other intangible assets	258,591	262,226
Total assets	$30,479,754	$26,330,094
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$9,365,469	$9,384,349
Unearned premiums	3,549,641	2,530,975
Debt	1,135,216	1,384,105
Reinsurance balances payable	4,094,027	2,830,691
Payable for investments purchased	1,259,116	225,275
Other liabilities	342,014	932,024
Total liabilities	19,745,483	17,287,419
Commitments and Contingencies
Redeemable noncontrolling interests	3,387,099	3,071,308
Shareholders’ Equity
Preference shares: $1.00 par value – 11,010,000 shares issued and outstanding at June 30, 2020 (December 31, 2019 – 16,010,000)	525,000	650,000
Common shares: $1.00 par value – 50,811,098 shares issued and outstanding at June 30, 2020 (December 31, 2019 – 44,148,116)	50,811	44,148
Additional paid-in capital	1,602,738	568,277
Accumulated other comprehensive loss	(3,066)	(1,939)
Retained earnings	5,171,689	4,710,881
Total shareholders’ equity attributable to RenaissanceRe	7,347,172	5,971,367
Total liabilities, noncontrolling interests and shareholders’ equity	$30,479,754	$26,330,094

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2020 and 2019
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
Gross premiums written	$1,701,872	$1,476,908	$3,727,593	$3,041,203
Net premiums written	$1,180,803	$1,022,965	$2,450,611	$1,951,996
Increase in unearned premiums	(170,707)	(111,463)	(527,417)	(490,466)
Net premiums earned	1,010,096	911,502	1,923,194	1,461,530
Net investment income	89,305	118,588	188,778	200,682
Net foreign exchange (losses) gains	(7,195)	9,309	(12,923)	6,463
Equity in earnings of other ventures	9,041	6,812	13,605	11,473
Other (loss) income	(1,201)	922	(5,637)	4,093
Net realized and unrealized gains on investments	448,390	191,247	337,683	361,260
Total revenues	1,548,436	1,238,380	2,444,700	2,045,501
Expenses
Net claims and claim expenses incurred	510,272	453,373	1,081,226	680,408
Acquisition expenses	233,610	227,482	444,214	351,433
Operational expenses	49,077	59,814	116,538	104,747
Corporate expenses	11,898	23,847	27,889	62,636
Interest expense	11,842	15,534	26,769	27,288
Total expenses	816,699	780,050	1,696,636	1,226,512
Income before taxes	731,737	458,330	748,064	818,989
Income tax expense	(29,875)	(9,475)	(21,029)	(17,006)
Net income	701,862	448,855	727,035	801,983
Net income attributable to redeemable noncontrolling interests	(118,728)	(71,812)	(216,819)	(142,034)
Net income attributable to RenaissanceRe	583,134	377,043	510,216	659,949
Dividends on preference shares	(7,289)	(9,189)	(16,345)	(18,378)
Net income available to RenaissanceRe common shareholders	$575,845	$367,854	$493,871	$641,571
Net income available to RenaissanceRe common shareholders per common share – basic	$12.64	$8.36	$11.04	$14.82
Net income available to RenaissanceRe common shareholders per common share – diluted	$12.63	$8.35	$11.02	$14.81
Dividends per common share	$0.35	$0.34	$0.70	$0.68

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Comprehensive income
Net income	$701,862	$448,855	$727,035	$801,983
Change in net unrealized (losses) gains on investments, net of tax	(1,488)	1,309	(2,145)	1,272
Foreign currency translation adjustments, net of tax	86	(3,708)	1,018	(3,708)
Comprehensive income	700,460	446,456	725,908	799,547
Net income attributable to redeemable noncontrolling interests	(118,728)	(71,812)	(216,819)	(142,034)
Comprehensive income attributable to redeemable noncontrolling interests	(118,728)	(71,812)	(216,819)	(142,034)
Comprehensive income attributable to RenaissanceRe	$581,732	$374,644	$509,089	$657,513

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Preference shares
Beginning balance	$525,000	$650,000	$650,000	$650,000
Repurchase of shares	—	—	(125,000)	—
Ending balance	525,000	650,000	525,000	650,000
Common shares
Beginning balance	44,034	44,159	44,148	42,207
Issuance of shares	6,777	—	6,777	1,739
Repurchase of shares	—	—	(406)	—
Exercise of options and issuance of restricted stock awards	—	3	292	216
Ending balance	50,811	44,162	50,811	44,162
Additional paid-in capital
Beginning balance	502,608	543,889	568,277	296,099
Issuance of shares	1,088,772	—	1,088,772	248,259
Repurchase of shares	—	—	(62,215)	—
Change in redeemable noncontrolling interests	(4)	(213)	(353)	(216)
Exercise of options and issuance of restricted stock awards	11,362	8,534	8,257	8,068
Ending balance	1,602,738	552,210	1,602,738	552,210
Accumulated other comprehensive loss
Beginning balance	(1,664)	(1,470)	(1,939)	(1,433)
Change in net unrealized losses on investments, net of tax	(1,488)	1,309	(2,145)	1,272
Foreign currency translation adjustments, net of tax	86	(3,708)	1,018	(3,708)
Ending balance	(3,066)	(3,869)	(3,066)	(3,869)
Retained earnings
Beginning balance	4,613,548	4,317,455	4,710,881	4,058,207
Net income	701,862	448,855	727,035	801,983
Net income attributable to redeemable noncontrolling interests	(118,728)	(71,812)	(216,819)	(142,034)
Dividends on common shares	(17,704)	(14,970)	(33,063)	(29,439)
Dividends on preference shares	(7,289)	(9,189)	(16,345)	(18,378)
Ending balance	5,171,689	4,670,339	5,171,689	4,670,339
Total shareholders’ equity	$7,347,172	$5,912,842	$7,347,172	$5,912,842

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2020	June 30, 2019
Cash flows provided by operating activities
Net income	$727,035	$801,983
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	(8,526)	(16,529)
Equity in undistributed earnings of other ventures	1,388	5,380
Net realized and unrealized gains on investments	(337,683)	(361,260)
Change in:
Premiums receivable	(920,069)	(965,765)
Prepaid reinsurance premiums	(498,422)	(402,551)
Reinsurance recoverable	16,939	55,812
Deferred acquisition costs	(70,295)	1,911
Reserve for claims and claim expenses	(18,880)	1,061
Unearned premiums	1,018,666	882,888
Reinsurance balances payable	1,263,336	1,107,889
Other	(316,524)	(326,850)
Net cash provided by operating activities	856,965	783,969
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,340,351	9,405,348
Purchases of fixed maturity investments trading	(8,949,454)	(9,230,000)
Net (purchases) sales of equity investments trading	(45,008)	125,597
Net purchases of short term investments	(990,604)	(1,972,717)
Net purchases of other investments	(90,010)	(133,889)
Net purchases of investments in other ventures	(1,994)	(2,249)
Return of investment from investment in other ventures	9,157	11,250
Net purchase of other assets	—	(4,108)
Net purchase of TMR	—	(276,206)
Net cash used in investing activities	(1,727,562)	(2,076,974)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(33,063)	(29,439)
Dividends paid – preference shares	(16,345)	(18,378)
RenaissanceRe common share issuance, net of expenses	1,095,549	—
RenaissanceRe common share repurchases	(62,621)	—
Issuance of debt, net of expenses	—	396,411
Repayment of debt	(250,000)	—
Redemption of 6.08% Series C preference shares	(125,000)	—
Net third-party redeemable noncontrolling interest share transactions	79,283	514,732
Taxes paid on withholding shares	(10,243)	(7,083)
Net cash provided by financing activities	677,560	856,243
Effect of exchange rate changes on foreign currency cash	(187)	(534)
Net decrease in cash and cash equivalents	(193,224)	(437,296)
Cash and cash equivalents, beginning of period	1,379,068	1,107,922
Cash and cash equivalents, end of period	$1,185,844	$670,626
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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
•On March 22, 2019, the Company’s wholly owned subsidiary, RenaissanceRe Specialty Holdings (UK) Limited (“RenaissanceRe Specialty Holdings”), completed its previously announced purchase of all of the share capital of RenaissanceRe Europe AG (formerly known as Tokio Millennium Re AG) (“RenaissanceRe Europe”), RenaissanceRe (UK) Limited (formerly known as Tokio Millennium Re (UK) Limited) (“RenaissanceRe UK”), and their respective subsidiaries (collectively, “TMR”) pursuant to a Stock Purchase Agreement by and among the Company, Tokio Marine & Nichido Fire Insurance Co. Ltd. (“Tokio”) and, with respect to certain sections only, Tokio Marine Holdings, Inc. entered into on October 30, 2018 (the “TMR Stock Purchase Agreement”). See “Note 3. Acquisition of Tokio Millennium Re” in the Company’s “Notes to the Consolidated Financial Statements” included in the Company’s Form 10-K for the year ended December 31, 2019 for additional information regarding the acquisition of TMR.
•Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), a Bermuda-domiciled reinsurance company, is the Company’s principal reinsurance subsidiary and provides property, casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.
•Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) is a reinsurance company domiciled in the state of Maryland that provides property, casualty and specialty reinsurance coverages to insurers and reinsurers, primarily in the Americas.
•RenaissanceRe Underwriting Managers U.S. LLC, a specialty reinsurance agency domiciled in the state of Connecticut, provides specialty treaty reinsurance solutions on both a quota share and excess of loss basis; and writes business on behalf of RenaissanceRe Specialty U.S. Ltd., a Bermuda-domiciled reinsurer, which operates subject to U.S. federal income tax, and RenaissanceRe Syndicate 1458 (“Syndicate 1458”).
•Syndicate 1458 is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited, a wholly owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member. RenaissanceRe Syndicate Management Ltd., a wholly owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.
•RenaissanceRe Europe, a Swiss-domiciled reinsurance company, which has branches in Australia, Bermuda, the U.K. and the U.S., provides property, casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.
•RenaissanceRe UK, a U.K.-domiciled reinsurance company in run-off, provided property, casualty and specialty reinsurance coverages on a worldwide basis. RenaissanceRe UK was placed into run-off effective July 1, 2015, from which date all new and renewal business was written by the U.K. branch of RenaissanceRe Europe. On February 4, 2020, RenaissanceRe Specialty Holdings entered into an agreement to sell RenaissanceRe UK to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. The sale received regulatory approval on July 17, 2020 and is expected to close in the third quarter of 2020.
•The Company also manages property, casualty and specialty reinsurance business written on behalf of joint ventures, which include Top Layer Reinsurance Ltd., recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent,

DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the Company’s consolidated financial statements and all significant intercompany transactions have been eliminated. Redeemable noncontrolling interest - DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.
•RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted company, incorporated under the laws of Bermuda and registered as an institutional fund. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Third-party investors have subscribed for a portion of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling equity interest in, but controls a majority of the outstanding voting power of Medici, through its wholly-owned parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s consolidated financial statements and all significant inter-company transactions have been eliminated. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.
•Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled special purpose insurer (“SPI”), is a managed joint venture formed by the Company principally to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO is considered a variable interest entity (“VIE”) and the Company is considered the primary beneficiary. As a result, Upsilon RFO is consolidated by the Company and all significant inter-company transactions have been eliminated.
•RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted Bermuda segregated accounts company registered as a Class A Professional Fund, was formed by the Company to provide a fund structure through which third-party investors can invest in reinsurance risk managed by the Company. As a segregated accounts company, Upsilon Fund is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is structured to be ring-fenced from any claims from the creditors of Upsilon Fund’s general account and from the creditors of other segregated accounts within Upsilon Fund. Third-party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is an investment company and is considered a VIE. The Company is not considered the primary beneficiary of Upsilon Fund and, as a result, the Company does not consolidate the financial position and results of operations of Upsilon Fund.
•The Company formed Vermeer Reinsurance Ltd. (“Vermeer”), an exempted Bermuda reinsurer, with PGGM, a Dutch pension fund manager. Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. The Company maintains a majority voting control of Vermeer, while PGGM retains economic benefits. Vermeer is considered a VIE, as it has voting rights that are not proportional to its participating rights and the Company is the primary beneficiary. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. The Company does not currently expect its voting or economic interest in Vermeer to fluctuate.
•Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled SPI, provides collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange. Fibonacci Re is considered a VIE. The Company is not considered the primary beneficiary of Fibonacci Re and, as a result, the Company does not consolidate the financial position and results of operations of Fibonacci Re.
•The Company and Reinsurance Group of America, Incorporated closed an initiative (“Langhorne”) to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) is a company that owns and manages certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the

general partner for Langhorne and the entity which manages the third-parties investing in Langhorne Holdings. The Company concluded that Langhorne Holdings meets the definition of a VIE. The Company is not the primary beneficiary of Langhorne Holdings and as a result, the Company does not consolidate the financial position or results of operations of Langhorne Holdings. The Company concluded that Langhorne Partners is not a VIE. The Company will account for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.
•Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled SPI, provides reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes. The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Mona Lisa Re and concluded it is not the primary beneficiary of Mona Lisa Re as it does not have power over the activities that most significantly impact the economic performance of Mona Lisa Re. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
•In connection with the acquisition of TMR, the Company manages Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (together, the “TMR managed third-party capital vehicles”), which provide third-party investors with access to reinsurance risk. Following the closing of the acquisition, the retrocessionaires providing reinsurance to TMR on certain TMR managed third-party capital vehicles’ legacy portfolios of in-force and expired contracts were replaced. The TMR managed third-party capital vehicles no longer write new business.
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
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverables, including allowances for reinsurance recoverables deemed uncollectible; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments and derivatives; impairment charges; deferred acquisition costs and the value of business acquired and the Company’s deferred tax valuation allowance.

INVESTMENTS
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments with interest, dividend income, income distributions included in net investment income and realized and unrealized gains and losses included in net realized and unrealized gains (losses) on investments. The fair value of certain of the Company’s fund investments, which principally include private equity investments, senior secured bank loan funds and hedge funds, is recorded on its balance sheet in other investments, and is generally established on the basis of the net valuation criteria established by the managers of such investments, if applicable. The net valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and senior secured bank loan funds and three months for private equity investments, although, in the past, in respect of certain of the Company’s private equity investments, the Company has on occasion experienced delays of up to six months at year end, as the private equity investments typically complete their respective year-end audits before releasing their final net asset value statements.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2020	December 31, 2019
U.S. treasuries	$4,258,675	$4,467,345
Agencies	505,038	343,031
Non-U.S. government	584,206	497,392
Non-U.S. government-backed corporate	314,833	321,356
Corporate	4,428,553	3,075,660
Agency mortgage-backed	985,851	1,148,499
Non-agency mortgage-backed	276,300	294,604
Commercial mortgage-backed	591,238	468,698
Asset-backed	550,441	555,070
Total fixed maturity investments trading	$12,495,135	$11,171,655

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2020	Amortized Cost	Fair Value
Due in less than one year	$632,668	$638,686
Due after one through five years	5,388,088	5,513,103
Due after five through ten years	3,185,015	3,312,749
Due after ten years	602,473	626,768
Mortgage-backed	1,820,084	1,853,388
Asset-backed	560,179	550,441
Total	$12,188,507	$12,495,135

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2020	December 31, 2019
Financials	$228,710	$248,189
Communications and technology	114,650	79,206
Consumer	44,057	35,987
Industrial, utilities and energy	38,625	38,583
Healthcare	37,449	29,510
Basic materials	6,596	5,456
Total	$470,087	$436,931

Pledged Investments
At June 30, 2020, $7.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2019 - $7.0 billion). Of this amount, $1.8 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2019 - $2.0 billion).

Reverse Repurchase Agreements
At June 30, 2020, the Company held $132.7 million (December 31, 2019 - $57.6 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Fixed maturity investments	$69,943	$88,106	$143,281	$149,589
Short term investments	6,049	17,807	18,141	29,651
Equity investments	1,666	916	3,217	1,943
Other investments
Catastrophe bonds	13,519	11,781	27,658	20,472
Other	1,107	1,914	2,736	3,554
Cash and cash equivalents	837	2,306	2,341	3,823
	93,121	122,830	197,374	209,032
Investment expenses	(3,816)	(4,242)	(8,596)	(8,350)
Net investment income	$89,305	$118,588	$188,778	$200,682

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net realized gains on fixed maturity investments trading	$105,849	$21,295	$163,336	$22,725
Net unrealized gains on fixed maturity investments trading	197,678	121,991	177,333	225,913
Net realized and unrealized gains on fixed maturity investments trading	303,527	143,286	340,669	248,638
Net realized and unrealized gains on investments-related derivatives	24,372	37,173	57,553	50,969
Net realized gains (losses) on equity investments trading	422	31,899	(14,625)	30,738
Net unrealized gains (losses) on equity investments trading	107,896	(18,355)	1,959	34,303
Net realized and unrealized gains (losses) on equity investments trading	108,318	13,544	(12,666)	65,041
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	4,452	(11,902)	(9,900)	(14,112)
Net realized and unrealized gains (losses) on other investments - other	7,721	9,146	(37,973)	10,724
Net realized and unrealized gains on investments	$448,390	$191,247	$337,683	$361,260

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
FASB ASC Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3). The three levels of the fair value hierarchy are described below:
•Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities for which the Company has access. The fair value is determined by multiplying the quoted price by the quantity held by the Company;
•Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices; and
•Level 3 inputs are based all or in part on significant unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$4,258,675	$4,258,675	$—	$—
Agencies	505,038	—	505,038	—
Non-U.S. government	584,206	—	584,206	—
Non-U.S. government-backed corporate	314,833	—	314,833	—
Corporate	4,428,553	—	4,428,553	—
Agency mortgage-backed	985,851	—	985,851	—
Non-agency mortgage-backed	276,300	—	276,300	—
Commercial mortgage-backed	591,238	—	591,238	—
Asset-backed	550,441	—	550,441	—
Total fixed maturity investments	12,495,135	4,258,675	8,236,460	—
Short term investments	5,570,804	—	5,570,804	—
Equity investments trading	470,087	470,087	—	—
Other investments
Catastrophe bonds	807,162	—	807,162	—
Private equity investments (1)	254,257	—	—	71,450
Senior secured bank loan funds (1)	22,261	—	—	—
Hedge funds (1)	9,658	—	—	—
Total other investments	1,093,338	—	807,162	71,450
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,711)	—	—	(6,711)
Derivatives (3)	4,075	(310)	4,385	—
Total other assets and (liabilities)	(2,636)	(310)	4,385	(6,711)
	$19,626,728	$4,728,452	$14,618,811	$64,739

(1) Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2) Included in assumed and ceded (re)insurance contracts at June 30, 2020 was $14.0 million of other assets and $20.7 million of other liabilities.
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
U.S. Treasuries
Level 1 - At June 30, 2020, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 0.3% and a weighted average credit quality of AA (December 31, 2019 - 1.7% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2020, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AA (December 31, 2019 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At June 30, 2020, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AA (December 31, 2019 - 1.6% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At June 30, 2020, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 0.8% and a weighted average credit quality of AA (December 31, 2019 - 2.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2020, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.7% and a weighted average credit quality of BBB (December 31, 2019 - 3.0% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At June 30, 2020, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.0%, a weighted average credit quality of AA and a weighted average life of 3.2 years (December 31, 2019 - 2.5%, AA and 4.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency Mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At June 30, 2020, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.1%, a weighted average credit quality of BBB and a weighted average life of 4.8 years (December 31, 2019 - 3.3%, BBB and 4.8 years, respectively). The Company’s non-agency Alt-A residential mortgage-backed fixed maturity investments held at June 30, 2020 had a weighted average yield to maturity of 3.7%, a weighted average credit quality of non-investment grade and a weighted average life of 6.1 years (December 31, 2019 - 3.8%, non-investment grade and 6.3 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At June 30, 2020, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.0%, a weighted average credit quality of AAA, and a weighted average life of 5.5 years (December 31, 2019 - 2.6%, AAA and 5.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At June 30, 2020, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 2.5%, a weighted average credit quality of AAA and a weighted average life of 3.0 years (December 31, 2019 - 3.3%, AAA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At June 30, 2020, the Company’s short term investments had a weighted average yield to maturity of 0.2% and a weighted average credit quality of AAA (December 31, 2019 - 1.6% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$1,143	External valuation model	Manager pricing	$277.73	$369.09	$323.41
Private equity investments	70,307	Internal valuation model	Discount rate	n/a	n/a	8.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	71,450
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,442)	Internal valuation model	Bond price	$88.09	$99.25	$93.59
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(8,232)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$11,752
			Expected loss ratio	n/a	n/a	28.3%
			Discount rate	n/a	n/a	0.3%
Assumed and ceded (re)insurance contracts	2,963	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%
Total other assets and (liabilities)	(6,711)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$64,739

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2020	$72,620	$1,223	$73,843
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(380)	—	(380)
Included in other (loss) income	—	(1,713)	(1,713)
Purchases	—	(482)	(482)
Sales	(790)	—	(790)
Settlements	—	(5,739)	(5,739)
Balance - June 30, 2020	$71,450	$(6,711)	$64,739

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2020	$74,634	$4,731	$79,365
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(14,536)	—	(14,536)
Included in other (loss) income	—	(4,610)	(4,610)
Total foreign exchange losses	(21)	—	(21)
Purchases	20,962	(1,093)	19,869
Sales	(9,589)	—	(9,589)
Settlements	—	(5,739)	(5,739)
Balance - June 30, 2020	$71,450	$(6,711)	$64,739

	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2019	$63,695	$11,827	$75,522
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains on investments	3,493	—	3,493
Included in other (loss) income	—	(935)	(935)
Total foreign exchange losses	(7)	—	(7)
Purchases	7,629	(2,950)	4,679
Balance - June 30, 2019	$74,810	$7,942	$82,752

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2019	$54,545	$(8,359)	$46,186
Total realized and unrealized gains
Included in net realized and unrealized gains on investments	2,382	—	2,382
Included in other (loss) income	—	158	158
Total foreign exchange losses	(8)	—	(8)
Purchases	17,891	(3,847)	14,044
Settlements	—	20	20
Amounts acquired (1)	—	19,970	19,970
Balance - June 30, 2019	$74,810	$7,942	$82,752

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
Other Investments
Private Equity Investments
Level 3 - At June 30, 2020, the Company’s other investments included a $1.1 million private equity investment which is recorded at fair value, with the fair value obtained through the receipt of an indicative pricing obtained from the insurance manager of the security. The Company considers the price obtained to be unobservable, as there is little, if any, market activity for this security. This unobservable input in isolation can cause significant increases or decreases in fair value. Generally, an increase in the indicative pricing would result in an increase in the fair value of this private equity investment.
Level 3 - At June 30, 2020, the Company’s other investments included $70.3 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At June 30, 2020, the Company had a $1.4 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At June 30, 2020, the Company had a $8.2 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Level 3 - At June 30, 2020, the Company had a $3.0 million net asset related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of internal valuation models. The inputs to the models are primarily based on the unexpired period of risk and an evaluation of the probability of loss. The fair value of the contracts are sensitive to loss-triggering events. In the event of a loss, the Company would adjust the fair value of the contract to account for a recovery or liability in accordance with the contract terms and the estimate of exposure under the contract. The inputs for the contracts are based on management’s evaluation and are unobservable.
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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2020 were debt obligations of $1.1 billion (December 31, 2019 - $1.4 billion). At June 30, 2020, the fair value of the Company’s debt obligations was $1.2 billion (December 31, 2019 – $1.5 billion).
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

	June 30, 2020	December 31, 2019
Other investments	$1,093,338	$1,087,377
Other assets	$12,537	$32,944
Other liabilities	$19,248	$28,213

Included in net realized and unrealized gains on investments for the three and six months ended June 30, 2020 were net unrealized gains of $15.6 million and losses of $44.5 million, respectively, related to the changes in fair value of other investments (2019 – net unrealized losses of $2.7 million and $1.4 million, respectively). Included in other (loss) income for the three and six months ended June 30, 2020 were net unrealized gains of $Nil and $Nil related to the changes in the fair value of other assets and liabilities (2019 - $Nil and $Nil, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2020	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity investments	$182,807	$455,883	See below	See below	See below
Senior secured bank loan funds	22,261	6,995	See below	See below	See below
Hedge funds	9,658	—	See below	See below	See below
Total other investments measured using net asset valuations	$214,726	$462,878

Private Equity Investments
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
Senior Secured Bank Loan Funds
At June 30, 2020, the Company had $22.3 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge Funds
At June 30, 2020, the Company had $9.7 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the shareholder.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Premiums written
Direct	$177,562	$99,538	$325,254	$210,506
Assumed	1,524,310	1,377,370	3,402,339	2,830,697
Ceded	(521,069)	(453,943)	(1,276,982)	(1,089,207)
Net premiums written	$1,180,803	$1,022,965	$2,450,611	$1,951,996
Premiums earned
Direct	$138,327	$90,638	$272,556	$180,452
Assumed	1,281,357	1,202,144	2,431,090	1,967,577
Ceded	(409,588)	(381,280)	(780,452)	(686,499)
Net premiums earned	$1,010,096	$911,502	$1,923,194	$1,461,530
Claims and claim expenses
Gross claims and claim expenses incurred	$647,226	$752,056	$1,394,941	$1,090,175
Claims and claim expenses recovered	(136,954)	(298,683)	(313,715)	(409,767)
Net claims and claim expenses incurred	$510,272	$453,373	$1,081,226	$680,408

The Company adopted ASU 2016-13 effective January 1, 2020. In assessing an allowance for reinsurance assets, which includes reinsurance balances receivable and reinsurance recoverables, the Company considers historical information, financial strength of reinsurers, collateralization amounts, and ratings to determine the appropriateness of the allowance. In assessing future default for reinsurance assets, the Company evaluates the valuation allowance under the probability of default and loss given default method. The Company utilizes its internal capital and risk models which uses counterparty ratings from major rating agencies, as well as assessing the current market conditions for the likelihood of default. Historically, the Company has not experienced material credit losses from reinsurance assets. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated statements of operations and financial position.
At June 30, 2020, the Company’s reinsurance recoverable balance was $2.8 billion (December 31, 2019 - $2.8 billion). Of the Company’s reinsurance recoverable balance at June 30, 2020, 51.2% is fully collateralized by our reinsurers, 47.6% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2019 - 57.5%, 41.0% and 1.5%, respectively). The reinsurers with the three largest balances accounted for 14.2%, 9.0% and 7.2%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2020 (December 31, 2019 - 12.7%, 7.2% and 7.0%, respectively). The valuation allowance recorded against reinsurance recoverable was $9.7 million at June 30, 2020 (December 31, 2019 - $7.3 million). The three largest company-specific components of the valuation allowance represented 13.3%, 6.3% and 5.2%, respectively, of the Company’s total valuation allowance at June 30, 2020 (December 31, 2019 - 18.1%, 7.9% and 7.2%, respectively).
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2020	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,095,511	$1,650,244	$842,395	$3,588,150
Casualty and Specialty	1,682,299	127,588	3,967,100	5,776,987
Other	332	—	—	332
Total	$2,778,142	$1,777,832	$4,809,495	$9,365,469

At December 31, 2019
Property	$1,253,406	$1,631,223	$1,189,221	$4,073,850
Casualty and Specialty	1,596,426	129,720	3,583,913	5,310,059
Other	440	—	—	440
Total	$2,850,272	$1,760,943	$4,773,134	$9,384,349

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2020	2019
Net reserves as of beginning of period	$6,593,052	$3,704,050
Net incurred related to:
Current year	1,082,732	684,481
Prior years	(1,506)	(4,073)
Total net incurred	1,081,226	680,408
Net paid related to:
Current year	61,625	52,332
Prior years	1,007,916	570,561
Total net paid	1,069,541	622,893
Foreign exchange (1)	(13,626)	(642)
Amounts acquired (2)	—	1,858,775
Net reserves as of end of period	6,591,111	5,619,698
Reinsurance recoverable as of end of period	2,774,358	2,865,150
Gross reserves as of end of period	$9,365,469	$8,484,848

(1) Reflects the impact of the foreign exchange revaluation of net reserves denominated in non-U.S. dollars as at the balance sheet date.
(2) Represents the fair value of TMR's reserves for claims and claim expenses, net of reinsurance recoverables, acquired at March 22, 2019.
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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30,	2020	2019
	(Favorable) adverse development	(Favorable) adverse development
Property	$7,444	$12,640
Casualty and Specialty	(8,799)	(16,730)
Other	(151)	17
Total net favorable development of prior accident years net claims and claim expenses	$(1,506)	$(4,073)

Changes to prior year estimated claims reserves increased net income by $1.5 million during the six months ended June 30, 2020 (2019 - increased net income by $4.1 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interests and income tax.
Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30,	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(19,940)
2018 Large Loss Events	(12,306)
2017 Large Loss Events	(3,825)
Other	7,004
Total large catastrophe events	(29,067)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	36,511
Total small catastrophe events and attritional loss movements	36,511
Total net adverse development of prior accident years net claims and claim expenses	$7,444

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2020 of $7.4 million was comprised of net adverse development of $43.5 million primarily within the Company’s other property class of business and principally driven by higher than expected attritional losses related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods, combined with the impact of certain of the Company’s whole account ceded protections. Partially offsetting this adverse development was favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$19.9 million associated with Hurricane Dorian and Typhoon Faxai, Typhoon Hagibis and losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$12.3 million associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the ”2018 Large Loss Events”); and
•$3.8 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”).

Six months ended June 30,	2019
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(56,234)
2018 Large Loss Events	52,132
Other	1,412
Total large catastrophe events	(2,690)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	9,521
Total small catastrophe events and attritional loss movements	9,521
Total catastrophe and attritional net claims and claim expenses	6,831
Actuarial assumption changes	5,809
Total net adverse development of prior accident years net claims and claim expenses	$12,640

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2019 of $12.6 million was comprised of net favorable development of $2.7 million related to large catastrophe events, net adverse development of $9.5 million related to small catastrophe events and attritional loss movements and net adverse development of $5.8 million related to actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large catastrophe events within the Property segment was $56.2 million of net decreases in the estimated ultimate losses associated with the 2017 Large Loss Events, partially offset by $52.1 million of net increases in the estimated ultimate losses associated with the 2018 Large Loss Events.
The Company’s Property segment also experienced net adverse development of $9.5 million associated with a number of other small catastrophe events and attritional loss movements primarily driven by increases in the estimated ultimate net claims and claim expenses within the Company’s other property class of business.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2020	2019
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(8,799)	$(28,850)
Actuarial assumption changes	—	12,120
Total net favorable development of prior accident years net claims and claim expenses	$(8,799)	$(16,730)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $8.8 million in the six months ended June 30, 2020 was due to reported losses generally coming in better than expected on attritional net claims and claim expenses.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment was $16.7 million in the six months ended June 30, 2019 was comprised of net favorable development of $28.9 million related to reported losses generally coming in lower than expected on attritional net claims and claim expenses and certain assumption changes across a number of lines of business, partially offset by net adverse development of $12.1 million associated with actuarial assumption changes.
NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2019, except as described below.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$439,136	$391,932	$424,920	$391,475
3.450% Senior Notes due 2027	318,138	296,538	314,070	296,292
3.700% Senior Notes due 2025	317,055	298,242	318,567	298,057
5.75% Senior Notes due 2020	—	—	251,030	249,931
4.750% Senior Notes due 2025 (DaVinciRe) (1)	159,924	148,504	160,031	148,350
Total debt	$1,234,253	$1,135,216	$1,468,618	$1,384,105

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2020	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	329,341
Unsecured	367,771
Funds at Lloyd’s Letter of Credit Facility	290,000
$987,112

(1)  At June 30, 2020, no amounts were issued or drawn under this facility.
Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
Effective June 11, 2020, RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci, Renaissance Reinsurance U.S. and RenaissanceRe Europe entered into an amendment to its letter of credit facility with Wells Fargo Bank, National Association. Pursuant to the amendment, the maximum amount of unsecured letters of credit that the applicants may request (outstanding on such request date) was increased from $25.0 million to $100.0 million. All other terms of the facility remained the same.

Unsecured Letter of Credit Facility with Credit Suisse
Effective June 26, 2020, RenaissanceRe Europe and RenaissanceRe entered into an amendment to its letter of credit facility with Credit Suisse (Switzerland) Ltd. Pursuant to the amendment, the maximum committed amount of the unsecured letter of credit facility was increased from $125.0 million to $200.0 million. All other terms of the facility remained the same.
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
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2020	December 31, 2019
Redeemable noncontrolling interest - DaVinciRe	$1,621,300	$1,435,581
Redeemable noncontrolling interest - Medici	682,118	632,112
Redeemable noncontrolling interest - Vermeer	1,083,681	1,003,615
Redeemable noncontrolling interests	$3,387,099	$3,071,308

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Redeemable noncontrolling interest - DaVinciRe	$88,374	$59,855	$173,280	$122,388
Redeemable noncontrolling interest - Medici	13,151	1,704	8,473	4,185
Redeemable noncontrolling interest - Vermeer	17,203	10,253	35,066	15,461
Net income attributable to redeemable noncontrolling interests	$118,728	$71,812	$216,819	$142,034

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 21.4% at June 30, 2020 (December 31, 2019 - 21.9%).
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$1,533,085	$1,097,245	$1,435,581	$1,034,946
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(159)	(698)	2,448	(932)
Sale of shares to redeemable noncontrolling interests	—	274,699	9,991	274,699
Net income attributable to redeemable noncontrolling interest	88,374	59,855	173,280	122,388
Ending balance	$1,621,300	$1,431,101	$1,621,300	$1,431,101

Redeemable Noncontrolling Interest - RenaissanceRe Medici Fund Ltd.
Medici is an exempted company incorporated under the laws of Bermuda and registered as an institutional fund. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. RenaissanceRe owns a noncontrolling economic interest in Medici; however, because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in the consolidated financial statements of the Company. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici.
2020
During the six months ended June 30, 2020, third-party investors subscribed for $90.8 million and redeemed $49.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.4% at June 30, 2020.

2019
During the six months ended June 30, 2019, third-party investors subscribed for $132.4 million and redeemed $37.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.9% at June 30, 2019.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$677,283	$406,958	$632,112	$416,765
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(44,474)	(21,556)	(49,238)	(37,440)
Sale of shares to redeemable noncontrolling interests	36,158	128,809	90,771	132,405
Net income attributable to redeemable noncontrolling interest	13,151	1,704	8,473	4,185
Ending balance	$682,118	$515,915	$682,118	$515,915

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
2020
During the six months ended June 30, 2020, PGGM subscribed for $45.0 million of the participating, non-voting common shares of Vermeer.
2019
During the six months ended June 30, 2019, PGGM subscribed for $150.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Beginning balance	$1,021,478	$605,197	$1,003,615	$599,989
Sale of shares to redeemable noncontrolling interest	45,000	150,000	45,000	150,000
Net income attributable to redeemable noncontrolling interest	17,203	10,253	35,066	15,461
Ending balance	$1,083,681	$765,450	$1,083,681	$765,450

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
2020
During the six months ended June 30, 2020, $802.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $95.4 million to the Company. Also during the six months ended June 30, 2020 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $302.0 million of capital to its investors, including $61.6 million to the Company. At June 30, 2020, the Company’s participation in the risks assumed by Upsilon RFO was 13.9%.
At June 30, 2020, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.5 billion and $3.5 billion, respectively (December 31, 2019 - $3.1 billion and $3.1 billion, respectively). Of the total assets and liabilities, a net amount of $301.1 million is attributable to the Company, and $1.8 billion is attributable to third-party investors.
2019
During 2019, $618.7 million of Upsilon RFO non-voting preference shares were issued to new and existing investors, including $100.0 million to the Company. In addition, Upsilon RFO returned $279.2 million of capital to its investors, including $31.0 million to the Company. At December 31, 2019, the Company’s participation in the risks assumed by Upsilon RFO was 16.5%.
Payments for certain of the shares issued during 2020 and 2019 that were received by the Company prior to January 1, 2020 and January 1, 2019, respectively, were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2019 and December 31, 2018, respectively, and in other operating cash flows on the Company’s consolidated statements of cash flows for 2019 and 2018, respectively. During 2020 and 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.
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
At June 30, 2020, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.1 billion and $59.8 million, respectively (December 31, 2019 - $1.0 billion and $23.2 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.1 billion at June 30, 2020 (December 31, 2019 - $1.0 billion).
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
On July 6, 2018, all previously outstanding series of notes issued by Mona Lisa Re were redeemed and the proceeds were returned to the holders of such notes. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for a total principal amount of $400.0 million. At June 30, 2020, the total assets and total liabilities of Mona Lisa Re were $416.1 million and $416.1 million, respectively (December 31, 2019 - $6 thousand and $6 thousand, respectively).
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
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $2.7 million at June 30, 2020.
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $24.3 million and $6.7 million, respectively, during the six months ended June 30, 2020 (2019 - $Nil and $Nil, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $12.1 million and $3.4 million, respectively, during the six months ended June 30, 2020 (2019 - $Nil and $Nil, respectively).
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
The only transactions related to Fibonacci Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance that are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance, and the fair value of the participating notes owned by the Company. Other than its investment in the participating notes of Fibonacci Re, the Company has not provided financial or other support to Fibonacci Re that it was not contractually required to provide.
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $0.4 million at June 30, 2020 (December 31, 2019 - $0.4 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums written of $8 thousand and ceded premiums earned of $8 thousand during the six months ended June 30, 2020 (2019 - $47 thousand and $47 thousand, respectively). During the six months ended June 30, 2020, Renaissance Reinsurance reduced its net claims and claim expenses ceded to Fibonacci by $1.1 million (2019 - ceded net claims and claim expenses of $7.5 million) and as of June 30, 2020 had a net reinsurance recoverable of $6.4 million from Fibonacci Re (December 31, 2019 - $7.5 million).
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of June 30, 2020 the Company has invested $1.9 million in Langhorne Holdings (December 31, 2019 - $1.7 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of June 30, 2020 the Company has invested $0.1 million in Langhorne Partners (December 31, 2019 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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

Shima Re
Shima Re was acquired on March 22, 2019 in connection with the acquisition of TMR. See “Note 3. Acquisition of Tokio Millennium Re” in the Company’s “Notes to the Consolidated Financial Statements” included in the Company’s Form 10-K for the year ended December 31, 2019 for additional information related to the acquisition of TMR. Shima Re is a Bermuda domiciled Class 3 insurer. Shima Re is registered as a segregated accounts company and provides third-party investors with access to reinsurance risk. The maximum remaining exposure of each segregated account is fully collateralized and is funded by cash or investments as prescribed by the participant thereto. Shima Re no longer writes new business and the last in-force contract written by Shima Re expired on December 31, 2019.
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
Norwood Re
A subsidiary of RenaissanceRe Europe that the Company acquired in the acquisition of TMR manages Norwood Re. See “Note 3. Acquisition of Tokio Millennium Re” in the Company’s “Notes to the Consolidated Financial Statements” included in the Company’s Form 10-K for the year ended December 31, 2019 for additional information related to the acquisition of TMR. Norwood Re is a Bermuda domiciled SPI registered as a segregated accounts company formed to provide solutions for reinsurance-linked asset investors. Norwood Re is wholly owned by the Norwood Re Purpose Trust. Risks assumed by the segregated accounts of Norwood Re are fronted by or ceded from only one cedant - RenaissanceRe Europe and/or its insurance affiliates. The obligations of each segregated account are funded through the issuance of non-voting preference shares to third-party investors. The maximum exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto. Norwood Re no longer writes new business, and the last in-force contract written by Norwood expired on June 30, 2020.
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
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.35 per common share, payable to common shareholders of record on March 13, 2020 and June 15, 2020, and the Company paid the dividends on March 31, 2020 and June 30, 2020.
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
During the six months ended June 30, 2020, the Company paid $16.3 million in preference share dividends (2019 - $18.4 million) and $33.1 million in common share dividends (2019 - $29.4 million).
Series C 6.08% Preference Shares Redemption
The Series C 6.08% Preference Shares were redeemed on March 26, 2020 for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series C 6.08% Preference Shares remain outstanding.
Common Shares
On March 22, 2019, in connection with the closing of the acquisition of TMR, the Company issued 1,739,071 of its common shares to Tokio as part of the aggregate consideration payable to Tokio under the TMR Stock Purchase Agreement. See “Note 3. Acquisition of Tokio Millennium Re” in the Company’s “Notes to the Consolidated Financial Statements” included in the Company’s Form 10-K for the year ended December 31, 2019 for additional information related to the acquisition of TMR. On January 9, 2020, Tokio completed a secondary public offering of these common shares, which represented all of Tokio's remaining ownership in the Company. The Company did not receive any proceeds from Tokio’s sale of its common shares.
On June 5, 2020, the Company issued 6,325,000 of its common shares in an underwritten public offering at a public offering price of $166.00 per share. Concurrently with the public offering, the Company raised $75.0 million through the issuance of 451,807 of its common shares at a price of $166.00 per share to State Farm Mutual Automobile Insurance Company, one of the Company’s existing stockholders, in a private placement. The total net proceeds from the offerings were $1.1 billion.
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2020, the Company repurchased 405,682 common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share. Given the current economic environment and to preserve capital for both risk and opportunity, the Company suspended share repurchases in March 2020. The Company did not engage in any share repurchase activity during the three months ended June 30, 2020. At June 30, 2020, $437.4 million remained available for repurchase under the share repurchase program. In the near term, the Company intends to prioritize capital for deployment into its business; however, we may resume repurchases at any time when we believe it is prudent to do so and without further notice.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income available to RenaissanceRe common shareholders	$575,845	$367,854	$493,871	$641,571
Amount allocated to participating common shareholders (1)	(7,593)	(4,393)	(6,153)	(7,483)
Net income allocated to RenaissanceRe common shareholders	$568,252	$363,461	$487,718	$634,088
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	44,939	43,483	44,190	42,774
Per common share equivalents of employee stock options and non-vested shares	64	38	63	32
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	45,003	43,521	44,253	42,806
Net income available to RenaissanceRe common shareholders per common share – basic	$12.64	$8.36	$11.04	$14.82
Net income available to RenaissanceRe common shareholders per common share – diluted	$12.63	$8.35	$11.02	$14.81

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company's stock compensation plans.

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
The Company does not currently manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,042,536	$659,336	$—	$1,701,872
Net premiums written	$704,138	$476,665	$—	$1,180,803
Net premiums earned	$491,116	$518,980	$—	$1,010,096
Net claims and claim expenses incurred	164,050	346,266	(44)	510,272
Acquisition expenses	94,772	138,837	1	233,610
Operational expenses	31,656	17,422	(1)	49,077
Underwriting income	$200,638	$16,455	$44	217,137
Net investment income			89,305	89,305
Net foreign exchange losses			(7,195)	(7,195)
Equity in earnings of other ventures			9,041	9,041
Other loss			(1,201)	(1,201)
Net realized and unrealized gains on investments			448,390	448,390
Corporate expenses			(11,898)	(11,898)
Interest expense			(11,842)	(11,842)
Income before taxes				731,737
Income tax expense			(29,875)	(29,875)
Net income attributable to redeemable noncontrolling interests			(118,728)	(118,728)
Dividends on preference shares			(7,289)	(7,289)
Net income available to RenaissanceRe common shareholders				$575,845

Net claims and claim expenses incurred – current accident year	$170,614	$355,064	$—	$525,678
Net claims and claim expenses incurred – prior accident years	(6,564)	(8,798)	(44)	(15,406)
Net claims and claim expenses incurred – total	$164,050	$346,266	$(44)	$510,272

Net claims and claim expense ratio – current accident year	34.7%	68.4%		52.0%
Net claims and claim expense ratio – prior accident years	(1.3)%	(1.7)%		(1.5)%
Net claims and claim expense ratio – calendar year	33.4%	66.7%		50.5%
Underwriting expense ratio	25.7%	30.1%		28.0%
Combined ratio	59.1%	96.8%		78.5%

Six months ended June 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,263,062	$1,464,531	$—	$3,727,593
Net premiums written	$1,378,719	$1,071,892	$—	$2,450,611
Net premiums earned	$912,451	$1,010,743	$—	$1,923,194
Net claims and claim expenses incurred	308,902	772,475	(151)	1,081,226
Acquisition expenses	180,123	264,090	1	444,214
Operational expenses	75,663	40,876	(1)	116,538
Underwriting income (loss)	$347,763	$(66,698)	$151	281,216
Net investment income			188,778	188,778
Net foreign exchange losses			(12,923)	(12,923)
Equity in earnings of other ventures			13,605	13,605
Other loss			(5,637)	(5,637)
Net realized and unrealized gains on investments			337,683	337,683
Corporate expenses			(27,889)	(27,889)
Interest expense			(26,769)	(26,769)
Income before taxes				748,064
Income tax expense			(21,029)	(21,029)
Net income attributable to redeemable noncontrolling interests			(216,819)	(216,819)
Dividends on preference shares			(16,345)	(16,345)
Net income available to RenaissanceRe common shareholders				$493,871

Net claims and claim expenses incurred – current accident year	$301,458	$781,274	$—	$1,082,732
Net claims and claim expenses incurred – prior accident years	7,444	(8,799)	(151)	(1,506)
Net claims and claim expenses incurred – total	$308,902	$772,475	$(151)	$1,081,226

Net claims and claim expense ratio – current accident year	33.0%	77.3%		56.3%
Net claims and claim expense ratio – prior accident years	0.9%	(0.9)%		(0.1)%
Net claims and claim expense ratio – calendar year	33.9%	76.4%		56.2%
Underwriting expense ratio	28.0%	30.2%		29.2%
Combined ratio	61.9%	106.6%		85.4%

Three months ended June 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$839,200	$637,708	$—	$1,476,908
Net premiums written	$544,115	$478,850	$—	$1,022,965
Net premiums earned	$425,013	$486,489	$—	$911,502
Net claims and claim expenses incurred	146,874	306,501	(2)	453,373
Acquisition expenses	89,711	137,963	(192)	227,482
Operational expenses	36,764	23,016	34	59,814
Underwriting income	$151,664	$19,009	$160	170,833
Net investment income			118,588	118,588
Net foreign exchange gains			9,309	9,309
Equity in earnings of other ventures			6,812	6,812
Other income			922	922
Net realized and unrealized gains on investments			191,247	191,247
Corporate expenses			(23,847)	(23,847)
Interest expense			(15,534)	(15,534)
Income before taxes				458,330
Income tax expense			(9,475)	(9,475)
Net income attributable to redeemable noncontrolling interests			(71,812)	(71,812)
Dividends on preference shares			(9,189)	(9,189)
Net income available to RenaissanceRe common shareholders				$367,854

Net claims and claim expenses incurred – current accident year	$136,111	$317,029	$—	$453,140
Net claims and claim expenses incurred – prior accident years	10,763	(10,528)	(2)	233
Net claims and claim expenses incurred – total	$146,874	$306,501	$(2)	$453,373

Net claims and claim expense ratio – current accident year	32.0%	65.2%		49.7%
Net claims and claim expense ratio – prior accident years	2.6%	(2.2)%		—%
Net claims and claim expense ratio – calendar year	34.6%	63.0%		49.7%
Underwriting expense ratio	29.7%	33.1%		31.6%
Combined ratio	64.3%	96.1%		81.3%

Six months ended June 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,871,584	$1,169,619	$—	$3,041,203
Net premiums written	$1,108,345	$843,651	$—	$1,951,996
Net premiums earned	$715,758	$745,772	$—	$1,461,530
Net claims and claim expenses incurred	202,957	477,434	17	680,408
Acquisition expenses	143,450	208,175	(192)	351,433
Operational expenses	65,308	39,405	34	104,747
Underwriting income	$304,043	$20,758	$141	324,942
Net investment income			200,682	200,682
Net foreign exchange gains			6,463	6,463
Equity in earnings of other ventures			11,473	11,473
Other income			4,093	4,093
Net realized and unrealized gains on investments			361,260	361,260
Corporate expenses			(62,636)	(62,636)
Interest expense			(27,288)	(27,288)
Income before taxes				818,989
Income tax expense			(17,006)	(17,006)
Net income attributable to redeemable noncontrolling interests			(142,034)	(142,034)
Dividends on preference shares			(18,378)	(18,378)
Net income available to RenaissanceRe common shareholders				$641,571

Net claims and claim expenses incurred – current accident year	$190,317	$494,164	$—	$684,481
Net claims and claim expenses incurred – prior accident years	12,640	(16,730)	17	(4,073)
Net claims and claim expenses incurred – total	$202,957	$477,434	$17	$680,408

Net claims and claim expense ratio – current accident year	26.6%	66.3%		46.8%
Net claims and claim expense ratio – prior accident years	1.8%	(2.3)%		(0.2)%
Net claims and claim expense ratio – calendar year	28.4%	64.0%		46.6%
Underwriting expense ratio	29.1%	33.2%		31.2%
Combined ratio	57.5%	97.2%		77.8%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$492	$(932)	$1,424	Other assets	$—	$1,424
Foreign currency forward contracts (1)	16,104	3,366	12,738	Other assets	—	12,738
Foreign currency forward contracts (2)	209	76	133	Other assets	—	133
Credit default swaps	261	—	261	Other assets	—	261
Total derivative instruments not designated as hedges	17,066	2,510	14,556		—	14,556
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	—	3,953	(3,953)	Other assets	—	(3,953)
Total	$17,066	$6,463	$10,603		$—	$10,603

	Derivative Liabilities
At June 30, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$196	$(932)	$1,128	Other liabilities	$1,128	$—
Interest rate swaps	37	—	37	Other assets	37	—
Foreign currency forward contracts (1)	2,102	967	1,135	Other liabilities	—	1,135
Foreign currency forward contracts (2)	2,919	76	2,843	Other liabilities	—	2,843
Credit default swaps	—	—	—	Other assets	—	—
Total return swaps	779	—	779	Other assets	779	—
Equity futures	606	—	606	Other liabilities	606	—
Total	$6,639	$111	$6,528		$2,550	$3,978

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of a net investment in a foreign operation.

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

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of a net investment in a foreign operation.
See “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2020	2019
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains on investments	$2,557	$22,253
Interest rate swaps	Net realized and unrealized gains on investments	502	835
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	6,908	(11,616)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(7,613)	590
Credit default swaps	Net realized and unrealized gains on investments	1,974	1,046
Total return swaps	Net realized and unrealized gains on investments	14,151	4,501
Equity futures	Net realized and unrealized gains on investments	5,188	8,538
Total derivative instruments not designated as hedges		23,667	26,147
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	(8,694)	844
Total derivative instruments designated as hedges		(8,694)	844
Total		$14,973	$26,991

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2020	2019
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains on investments	$90,563	$28,307
Interest rate swaps	Net realized and unrealized gains on investments	2,609	1,184
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	6,578	(7,174)
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(1,213)	(2,281)
Credit default swaps	Net realized and unrealized gains on investments	(2,923)	5,456
Total return swaps	Net realized and unrealized gains on investments	(6,986)	5,035
Equity futures	Net realized and unrealized gains on investments	(25,710)	10,987
Total derivative instruments not designated as hedges		62,918	41,514
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	2,150	844
Total derivative instruments designated as hedges		2,150	844
Total		$65,068	$42,358

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of a net investment in a foreign operation.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2020.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2020, the Company had $2.1 billion of notional long positions and $913.4 million of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2019 - $2.5 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At June 30, 2020, the Company had $Nil of notional positions paying a fixed rate and $23.5 million receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2019 - $27.9 million and $25.5 million, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2020, the Company had outstanding underwriting related foreign currency contracts of $464.0 million in notional long positions and $514.0 million in notional short positions, denominated in U.S. dollars (December 31, 2019 - $722.6 million and $1.2 billion, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2020, the Company had outstanding investment portfolio related foreign currency contracts of $219.9 million in notional long positions and $64.2 million in notional short positions, denominated in U.S. dollars (December 31, 2019 - $195.6 million and $61.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2020, the Company had outstanding credit default swaps of $Nil in notional positions to hedge credit risk and $121.2 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2019 - $0.5 million and $143.4 million, respectively).
Total Return Swaps
The Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At June 30, 2020, the Company had $26.1 million of notional long positions (long credit) and $Nil of notional short positions (short credit), denominated in U.S. dollars (December 31, 2019 - $173.5 million and $Nil, respectively).
Equity Derivatives
Equity Futures
The Company uses equity derivatives in its investment portfolio from time to time to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2020, the Company had $Nil notional long position and $44.0 million notional short position of equity futures, denominated in U.S. dollars (December 31, 2019 - $122.0 million and $Nil, respectively).
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

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average of U.S. dollar equivalent of foreign denominated net assets	$74,451	$80,037	$77,683	$80,037
Derivative (losses) gains (1)	$(8,694)	$844	$2,150	$844

(1) Derivative (losses) gains from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity.
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

NOTE 15. ASSETS AND LIABILITIES HELD FOR SALE
On February 4, 2020, RenaissanceRe Specialty Holdings entered into an agreement to sell its wholly owned subsidiary, RenaissanceRe UK, a U.K. run-off company, to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. The sale received regulatory approval on July 17, 2020 and is expected to close in the third quarter of 2020. The estimated purchase price was calculated based on preliminary book value. The ultimate purchase price will be determined following receipt of regulatory approval, based on the closing book value. The Company classified the assets and liabilities of RenaissanceRe UK as held for sale. The financial results of RenaissanceRe UK are recorded in the Company’s consolidated statements of operations as part of net income (loss) available (attributable) to RenaissanceRe common shareholders for the three and six months ended June 30, 2020. The underwriting activities of RenaissanceRe UK are principally all within the Company’s Casualty and Specialty segment.
The carrying value of the major classes of assets and liabilities held for sale at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Assets of RenaissanceRe UK held for sale
Total investments	$316,401	$458,731
Other assets	22,527	40,284
Total assets held for sale	$338,928	$499,015

Liabilities of RenaissanceRe UK held for sale
Reserve for claims and claim expenses	$158,826	$199,436
Other liabilities	3,054	925
Total liabilities held for sale	$161,880	$200,361

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables are provided in connection with outstanding debt of the Company’s subsidiaries and present condensed consolidating balance sheets at June 30, 2020 and December 31, 2019, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2020 and 2019, and condensed consolidating statements of cash flows for the six months ended June 30, 2020 and 2019. RenaissanceRe Finance Inc. is a 100% owned subsidiary of RenaissanceRe and has outstanding debt securities. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 8. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2019 and “Note 7. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$312,238	$122,960	$19,288,451	$—	$19,723,649
Cash and cash equivalents	5,466	8,374	1,172,004	—	1,185,844
Investments in subsidiaries	6,355,699	1,384,968	718,374	(8,459,041)	—
Due from subsidiaries and affiliates	117,917	(131,162)	13,000	245	—
Premiums receivable	—	—	3,519,965	—	3,519,965
Prepaid reinsurance premiums	—	—	1,266,203	—	1,266,203
Reinsurance recoverable	—	—	2,774,358	—	2,774,358
Accrued investment income	366	—	69,638	—	70,004
Deferred acquisition costs	—	—	734,286	—	734,286
Receivable for investments sold	2,522	2,505	643,431	—	648,458
Other assets	848,856	8,447	394,545	(953,452)	298,396
Goodwill and other intangible assets	114,161	—	144,430	—	258,591
Total assets	$7,757,225	$1,396,092	$30,738,685	$(9,412,248)	$30,479,754
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$9,365,469	$—	$9,365,469
Unearned premiums	—	—	3,549,641	—	3,549,641
Debt	391,932	720,754	972,283	(949,753)	1,135,216
Reinsurance balances payable	—	—	4,094,027	—	4,094,027
Payable for investments purchased	2,505	—	1,256,611	—	1,259,116
Other liabilities	15,616	8,262	2,554,907	(2,236,771)	342,014
Total liabilities	410,053	729,016	21,792,938	(3,186,524)	19,745,483
Redeemable noncontrolling interests	—	—	3,387,099	—	3,387,099
Shareholders’ Equity
Total shareholders’ equity	7,347,172	667,076	5,558,648	(6,225,724)	7,347,172
Total liabilities, noncontrolling interests and shareholders’ equity	$7,757,225	$1,396,092	$30,738,685	$(9,412,248)	$30,479,754
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$190,451	$288,137	$16,890,201	$—	$17,368,789
Cash and cash equivalents	26,460	8,731	1,343,877	—	1,379,068
Investments in subsidiaries	5,204,260	1,426,838	48,247	(6,679,345)	—
Due from subsidiaries and affiliates	10,725	—	101,579	(112,304)	—
Premiums receivable	—	—	2,599,896	—	2,599,896
Prepaid reinsurance premiums	—	—	767,781	—	767,781
Reinsurance recoverable	—	—	2,791,297	—	2,791,297
Accrued investment income	—	1,171	71,290	—	72,461
Deferred acquisition costs	—	—	663,991	—	663,991
Receivable for investments sold	173	—	78,196	—	78,369
Other assets	847,406	12,211	312,556	(825,957)	346,216
Goodwill and other intangible assets	116,212	—	146,014	—	262,226
Total assets	$6,395,687	$1,737,088	$25,814,925	$(7,617,606)	$26,330,094
Liabilities, Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$9,384,349	$—	$9,384,349
Unearned premiums	—	—	2,530,975	—	2,530,975
Debt	391,475	970,255	148,349	(125,974)	1,384,105
Amounts due to subsidiaries and affiliates	6,708	102,493	51	(109,252)	—
Reinsurance balances payable	—	—	2,830,691	—	2,830,691
Payable for investments purchased	—	—	225,275	—	225,275
Other liabilities	26,137	14,162	899,960	(8,235)	932,024
Total liabilities	424,320	1,086,910	16,019,650	(243,461)	17,287,419
Redeemable noncontrolling interests	—	—	3,071,308	—	3,071,308
Shareholders’ Equity
Total shareholders’ equity	5,971,367	650,178	6,723,967	(7,374,145)	5,971,367
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$6,395,687	$1,737,088	$25,814,925	$(7,617,606)	$26,330,094
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,010,096	$—	$1,010,096
Net investment income	10,415	110	89,488	(10,708)	89,305
Net foreign exchange gains (losses)	6,695	—	(13,218)	(672)	(7,195)
Equity in earnings of other ventures	—	787	8,254	—	9,041
Other (loss) income	(372)	—	12,392	(13,221)	(1,201)
Net realized and unrealized gains on investments	15,035	53	433,302	—	448,390
Total revenues	31,773	950	1,540,314	(24,601)	1,548,436
Expenses
Net claims and claim expenses incurred	—	—	510,272	—	510,272
Acquisition expenses	2,051	—	231,559	—	233,610
Operational expenses	2,390	13,966	46,278	(13,557)	49,077
Corporate expenses	8,534	—	3,364	—	11,898
Interest expense	4,096	6,906	11,525	(10,685)	11,842
Total expenses	17,071	20,872	802,998	(24,242)	816,699
Income (loss) before equity in net income (loss) of subsidiaries and taxes	14,702	(19,922)	737,316	(359)	731,737
Equity in net income (loss) of subsidiaries	567,028	93,652	(7,388)	(653,292)	—
Income before taxes	581,730	73,730	729,928	(653,651)	731,737
Income tax benefit (expense)	1,404	1,338	(32,617)	—	(29,875)
Net income	583,134	75,068	697,311	(653,651)	701,862
Net income attributable to redeemable noncontrolling interests	—	—	(118,728)	—	(118,728)
Net income attributable to RenaissanceRe	583,134	75,068	578,583	(653,651)	583,134
Dividends on preference shares	(7,289)	—	—	—	(7,289)
Net income available attributable to RenaissanceRe common shareholders	$575,845	$75,068	$578,583	$(653,651)	$575,845
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$583,134	$75,068	$697,311	$(653,651)	$701,862
Change in net unrealized (losses) gains on investments, net of tax	(1,488)	6,934	7,088	(14,022)	(1,488)
Foreign currency translation adjustments, net of tax	86	—	—	—	86
Comprehensive income	581,732	82,002	704,399	(667,673)	700,460
Net income attributable to redeemable noncontrolling interests	—	—	(118,728)	—	(118,728)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(118,728)	—	(118,728)
Comprehensive income attributable to RenaissanceRe	$581,732	$82,002	$585,671	$(667,673)	$581,732
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,923,194	$—	$1,923,194
Net investment income	20,903	993	188,030	(21,148)	188,778
Net foreign exchange losses	(635)	—	(11,616)	(672)	(12,923)
Equity in earnings of other ventures	—	1,176	12,429	—	13,605
Other income (loss)	—	—	23,465	(29,102)	(5,637)
Net realized and unrealized (losses) gains on investments	(6,083)	169	343,597	—	337,683
Total revenues	14,185	2,338	2,479,099	(50,922)	2,444,700
Expenses
Net claims and claim expenses incurred	—	—	1,081,226	—	1,081,226
Acquisition expenses	2,051	—	442,163	—	444,214
Operational expenses	5,122	31,284	109,197	(29,065)	116,538
Corporate expenses	17,213	—	10,676	—	27,889
Interest expense	7,924	16,875	23,042	(21,072)	26,769
Total expenses	32,310	48,159	1,666,304	(50,137)	1,696,636
(Loss) income before equity in net income of subsidiaries and taxes	(18,125)	(45,821)	812,795	(785)	748,064
Equity in net income of subsidiaries	527,355	59,983	9,251	(596,589)	—
Income before taxes	509,230	14,162	822,046	(597,374)	748,064
Income tax benefit (expense)	986	3,524	(25,539)	—	(21,029)
Net income	510,216	17,686	796,507	(597,374)	727,035
Net income attributable to redeemable noncontrolling interests	—	—	(216,819)	—	(216,819)
Net income attributable to RenaissanceRe	510,216	17,686	579,688	(597,374)	510,216
Dividends on preference shares	(16,345)	—	—	—	(16,345)
Net income available to RenaissanceRe common shareholders	$493,871	$17,686	$579,688	$(597,374)	$493,871
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$510,216	$17,686	$796,507	$(597,374)	$727,035
Change in net unrealized (losses) gains on investments, net of tax	(2,145)	7,679	(7,474)	(205)	(2,145)
Foreign currency translation adjustments, net of tax	1,018	—		—	1,018
Comprehensive income	509,089	25,365	789,033	(597,579)	725,908
Net income attributable to redeemable noncontrolling interests	—	—	(216,819)	—	(216,819)
Comprehensive income attributable to noncontrolling interests	—	—	(216,819)	—	(216,819)
Comprehensive income attributable to RenaissanceRe	$509,089	$25,365	$572,214	$(597,579)	$509,089
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$911,502	$—	$911,502
Net investment income	10,676	2,017	118,244	(12,349)	118,588
Net foreign exchange (losses) gains	(6,059)	—	15,368	—	9,309
Equity in earnings of other ventures	—	652	6,160	—	6,812
Other income	—	—	922	—	922
Net realized and unrealized gains on investments	4,516	102	186,629	—	191,247
Total revenues	9,133	2,771	1,238,825	(12,349)	1,238,380
Expenses
Net claims and claim expenses incurred	—	—	453,373	—	453,373
Acquisition expenses	—	—	227,482	—	227,482
Operational expenses	2,135	8,607	21,206	27,866	59,814
Corporate expenses	3,842	9	18,084	1,912	23,847
Interest expense	5,693	9,254	587	—	15,534
Total expenses	11,670	17,870	720,732	29,778	780,050
(Loss) income before equity in net income of subsidiaries and taxes	(2,537)	(15,099)	518,093	(42,127)	458,330
Equity in net income of subsidiaries	378,726	28,655	1,717	(409,098)	—
Income before taxes	376,189	13,556	519,810	(451,225)	458,330
Income tax benefit (expense)	854	1,732	(12,061)	—	(9,475)
Net income	377,043	15,288	507,749	(451,225)	448,855
Net income attributable to redeemable noncontrolling interests	—	—	(71,812)	—	(71,812)
Net income attributable to RenaissanceRe	377,043	15,288	435,937	(451,225)	377,043
Dividends on preference shares	(9,189)	—	—	—	(9,189)
Net income available to RenaissanceRe common shareholders	$367,854	$15,288	$435,937	$(451,225)	$367,854
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2) Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$377,043	$15,288	$507,749	$(451,225)	$448,855
Change in net unrealized losses on investments, net of tax	—	—	1,309	—	1,309
Foreign currency translation adjustments, net of tax	—	—	(3,708)	—	(3,708)
Comprehensive income	377,043	15,288	505,350	(451,225)	446,456
Net income attributable to redeemable noncontrolling interests	—	—	(71,812)	—	(71,812)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(71,812)	—	(71,812)
Comprehensive income attributable to RenaissanceRe	$377,043	$15,288	$433,538	$(451,225)	$374,644
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2) Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,461,530	$—	$1,461,530
Net investment income	18,953	4,077	198,803	(21,151)	200,682
Net foreign exchange (losses) gains	(6,060)	—	12,523	—	6,463
Equity in earnings of other ventures	—	1,617	9,856	—	11,473
Other income	—	—	4,093	—	4,093
Net realized and unrealized gains on investments	5,518	211	355,531	—	361,260
Total revenues	18,411	5,905	2,042,336	(21,151)	2,045,501
Expenses
Net claims and claim expenses incurred	—	—	680,408	—	680,408
Acquisition expenses	—	—	351,433	—	351,433
Operational expenses	2,604	20,940	63,826	17,377	104,747
Corporate expenses	42,670	9	16,162	3,795	62,636
Interest expense	7,576	18,506	1,206	—	27,288
Total expenses	52,850	39,455	1,113,035	21,172	1,226,512
(Loss) income before equity in net income of subsidiaries and taxes	(34,439)	(33,550)	929,301	(42,323)	818,989
Equity in net income of subsidiaries	693,613	62,187	2,545	(758,345)	—
Income before taxes	659,174	28,637	931,846	(800,668)	818,989
Income tax benefit (expense)	775	3,394	(21,175)	—	(17,006)
Net income	659,949	32,031	910,671	(800,668)	801,983
Net income attributable to redeemable noncontrolling interests	—	—	(142,034)	—	(142,034)
Net income attributable to RenaissanceRe	659,949	32,031	768,637	(800,668)	659,949
Dividends on preference shares	(18,378)	—	—	—	(18,378)
Net income available to RenaissanceRe common shareholders	$641,571	$32,031	$768,637	$(800,668)	$641,571
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2) Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$659,949	$32,031	$910,671	$(800,668)	$801,983
Change in net unrealized losses on investments	—	—	1,272	—	1,272
Foreign currency translation adjustments, net of tax	—	—	(3,708)	—	(3,708)
Comprehensive income	659,949	32,031	908,235	(800,668)	799,547
Net income attributable to redeemable noncontrolling interests	—	—	(142,034)	—	(142,034)
Comprehensive income attributable to noncontrolling interests	—	—	(142,034)	—	(142,034)
Comprehensive income attributable to RenaissanceRe	$659,949	$32,031	$766,201	$(800,668)	$657,513
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$8,180	$(41,978)	$890,763	$856,965
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	52,093	30,793	8,257,465	8,340,351
Purchases of fixed maturity investments trading	(220,197)	(30,725)	(8,698,532)	(8,949,454)
Net purchases of equity investments trading	—	—	(45,008)	(45,008)
Net sales (purchases) of short term investments	47,098	161,823	(1,199,525)	(990,604)
Net purchases of other investments	—	—	(90,010)	(90,010)
Net purchases of investments in other ventures	—	—	(1,994)	(1,994)
Return of investment from investments in other ventures	—	—	9,157	9,157
Dividends and return of capital from subsidiaries	499,704	101,061	(600,765)	—
Contributions to subsidiaries	(1,139,323)	—	1,139,323	—
Due (from) to subsidiary	(116,826)	28,669	88,157	—
Net cash (used in) provided by investing activities	(877,451)	291,621	(1,141,732)	(1,727,562)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(33,063)	—	—	(33,063)
Dividends paid – preference shares	(16,345)	—	—	(16,345)
RenaissanceRe common share issuance, net of expenses	1,095,549	—	—	1,095,549
RenaissanceRe common share repurchases	(62,621)	—	—	(62,621)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Repayment of debt	—	(250,000)	—	(250,000)
Net third-party redeemable noncontrolling interest share transactions	—	—	79,283	79,283
Taxes paid on withholding shares	(10,243)	—	—	(10,243)
Net cash provided by (used in) financing activities	848,277	(250,000)	79,283	677,560
Effect of exchange rate changes on foreign currency cash	—	—	(187)	(187)
Net decrease in cash and cash equivalents	(20,994)	(357)	(171,873)	(193,224)
Cash and cash equivalents, beginning of period	26,460	8,731	1,343,877	1,379,068
Cash and cash equivalents, end of period	$5,466	$8,374	$1,172,004	$1,185,844
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(359,699)	$(33,592)	$1,177,260	$783,969
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	277,030	43,746	9,084,572	9,405,348
Purchases of fixed maturity investments trading	(36,905)	(14,098)	(9,178,997)	(9,230,000)
Net sales of equity investments trading	—	—	125,597	125,597
Net sales (purchases) of short term investments	4,212	(8,544)	(1,968,385)	(1,972,717)
Net purchases of other investments	—	—	(133,889)	(133,889)
Net purchases of investment in other venture	—	—	(2,249)	(2,249)
Net purchases of other assets	—	—	(4,108)	(4,108)
Return of investment from investment in other ventures	—	—	11,250	11,250
Dividends and return of capital from subsidiaries	587,264	—	(587,264)	—
Contributions to subsidiaries	(850,807)	—	850,807	—
Due to (from) subsidiaries	39,056	7,340	(46,396)	—
Net purchase of TMR	—	—	(276,206)	(276,206)
Net cash provided by (used in) investing activities	19,850	28,444	(2,125,268)	(2,076,974)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(29,439)	—	—	(29,439)
Dividends paid – preference shares	(18,378)	—	—	(18,378)
Issuance of debt, net of expenses	396,411	—	—	396,411
Net third-party redeemable noncontrolling interest share transactions	—	—	514,732	514,732
Taxes paid on withholding shares	(7,083)	—	—	(7,083)
Net cash provided by financing activities	341,511	—	514,732	856,243
Effect of exchange rate changes on foreign currency cash	—	—	(534)	(534)
Net increase (decrease) in cash and cash equivalents	1,662	(5,148)	(433,810)	(437,296)
Cash and cash equivalents, beginning of period	3,534	9,604	1,094,784	1,107,922
Cash and cash equivalents, end of period	$5,196	$4,456	$660,974	$670,626
(1) Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 17. SUBSEQUENT EVENT
On July 25, 2020, Hurricane Hannah made landfall in Texas. While the Company does not expect to incur significant or material losses related to this event, due to the recent occurrence, meaningful uncertainty regarding the estimates and the nature and extent of the losses from Hurricane Hannah remains.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2020 and 2019, respectively, as well as our liquidity and capital resources at June 30, 2020. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2019.
On March 22, 2019, we acquired RenaissanceRe Europe AG (formerly known as Tokio Millennium Re AG) (“RenaissanceRe Europe”), RenaissanceRe (UK) Limited (formerly known as Tokio Millennium Re (UK) Limited) (“RenaissanceRe UK”), and their respective subsidiaries (collectively, “TMR”), and our results of operations and financial condition include TMR from the acquisition date. The three months ended June 30, 2019, was the first full period that reflected the results of TMR on the Company’s results of operations. The following discussion and analysis of our results of operations for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 should be read in that context.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2020, compared to the second quarter of 2019.

Three months ended June 30,	2020	2019	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,701,872	$1,476,908	$224,964
Net premiums written	$1,180,803	$1,022,965	$157,838
Net premiums earned	$1,010,096	$911,502	$98,594
Net claims and claim expenses incurred	510,272	453,373	56,899
Acquisition expenses	233,610	227,482	6,128
Operational expenses	49,077	59,814	(10,737)
Underwriting income	$217,137	$170,833	$46,304

Net investment income	$89,305	$118,588	$(29,283)
Net realized and unrealized gains on investments	448,390	191,247	257,143
Total investment result	$537,695	$309,835	$227,860

Net income	$701,862	$448,855	$253,007
Net income available to RenaissanceRe common shareholders	$575,845	$367,854	$207,991

Net income available to RenaissanceRe common shareholders per common share – diluted	$12.63	$8.35	$4.28
Dividends per common share	$0.35	$0.34	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	52.0%	49.7%	2.3%
Net claims and claim expense ratio – prior accident years	(1.5)%	—%	(1.5)%
Net claims and claim expense ratio – calendar year	50.5%	49.7%	0.8%
Underwriting expense ratio	28.0%	31.6%	(3.6)%
Combined ratio	78.5%	81.3%	(2.8)%

Return on average common equity - annualized	38.5%	28.9%	9.6%

Book value	June 30, 2020	March 31, 2020	Change
Book value per common share	$134.27	$117.15	$17.12
Accumulated dividends per common share	21.38	21.03	0.35
Book value per common share plus accumulated dividends	$155.65	$138.18	$17.47
Change in book value per common share plus change in accumulated dividends	14.9%

Net income available to RenaissanceRe common shareholders was $575.8 million in the second quarter of 2020, compared to net income available to RenaissanceRe common shareholders of $367.9 million in the second quarter of 2019, an increase of $208.0 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2020, we generated an annualized return on average common equity of 38.5% and our book value per common share increased from $117.15 at March 31, 2020 to $134.27 at June 30, 2020, a 14.9% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant events affecting our financial performance during the second quarter of 2020, on a comparative basis to the second quarter of 2019, include:
•Underwriting Results - we generated underwriting income of $217.1 million and a combined ratio of 78.5% in the second quarter of 2020, compared to $170.8 million and 81.3%, respectively in the second quarter of 2019. Our underwriting income in the second quarter of 2020 was comprised of our Property segment, which generated underwriting income of $200.6 million and had a combined ratio of 59.1%, and our Casualty and Specialty segment, which generated underwriting income of $16.5 million and had a combined ratio of 96.8%. In comparison, our underwriting income in the second quarter of 2019 was comprised of our Property segment, which generated underwriting income of $151.7 million and underwriting income of $19.0 million in our Casualty and Specialty segment;
•Gross Premiums Written - our gross premiums written increased by $225.0 million, or 15.2%, to $1.7 billion, in the second quarter of 2020, compared to the second quarter of 2019. This was comprised of an increase of $203.3 million in our Property segment and an increase of $21.6 million in our Casualty and Specialty segment, driven by growth from existing relationships, rate improvements and new opportunities across a number of the Company’s underwriting platforms;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $537.7 million in the second quarter of 2020, compared to a gain of $309.8 million in the second quarter of 2019, an increase of $227.9 million. The primary driver of the total investment result in the second quarter of 2020 was net realized and unrealized gains on investments of $448.4 million principally within our fixed maturity and equity investments trading portfolios;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $118.7 million in the second quarter of 2020, compared to $71.8 million in the second quarter of 2019. The increase was primarily driven by growth and improved performance of DaVinciRe, Medici and Vermeer; and
•Common Share Offering - on June 5, 2020, we issued 6,325,000 of our common shares in an underwritten public offering at a public offering price of $166.00 per share. Concurrently with the public offering, we raised $75.0 million through the issuance of 451,807 of our common shares at a price of $166.00 per share to State Farm Mutual Automobile Insurance Company, one of our existing stockholders, in a private placement. The total net proceeds from the offerings were $1.1 billion.
COVID-19 Pandemic
In late 2019 an outbreak of a novel strain of coronavirus originated in China and has since spread globally. In January 2020, the World Health Organization declared the outbreak a global health emergency, and on March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. It is not yet possible to give an estimate of all of the Company’s potential reinsurance, insurance or investment exposures, or any other effects that the COVID-19 pandemic may have on our results of operations or financial condition. Due to the ongoing and rapidly evolving nature of the COVID-19 pandemic, we are continuing to evaluate the impact of the COVID-19 pandemic on our business, operations and financial condition, including our potential loss exposures.
We continue to evaluate industry trends and our potential exposure associated with the ongoing COVID-19 pandemic, and expect historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. A longer or more severe recession will increase the probability of losses. Potential legislative, regulatory and judicial actions are also causing significant uncertainty with respect to policy coverage and other issues. Among other things, we continue to actively monitor information received from or reported by clients, brokers, industry actuaries, regulators, courts, and others, and to assess that information in the context of our own portfolio. Our loss estimates represent our best estimate based on currently available information, and actual losses may vary materially from these estimates. Additionally, losses incurred in respect of the COVID-19 pandemic subsequent to June 30, 2020 will be reflected in the periods in which those losses are incurred.
In addition to coverage exposures, volatility in global financial markets, together with low or negative interest rates, reduced liquidity and a continued slowdown in global economic conditions, have adversely impacted, and may adversely affect, our investment portfolio in the future. These conditions may also negatively impact our ability to access liquidity and capital markets financing, which may not be available or may only be available on unfavorable terms.

While we believe we have been able to operate effectively with most of our employees working remotely, an extended period of remote work arrangements could strain the Company’s business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and adversely affect the Company’s ability to manage our business. For additional information see "Current Outlook" and "Part II, Item 1A, Risk Factors."
Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$1,042,536	$839,200	$203,336
Net premiums written	$704,138	$544,115	$160,023
Net premiums earned	$491,116	$425,013	$66,103
Net claims and claim expenses incurred	164,050	146,874	17,176
Acquisition expenses	94,772	89,711	5,061
Operational expenses	31,656	36,764	(5,108)
Underwriting income	$200,638	$151,664	$48,974

Net claims and claim expenses incurred – current accident year	$170,614	$136,111	$34,503
Net claims and claim expenses incurred – prior accident years	(6,564)	10,763	(17,327)
Net claims and claim expenses incurred – total	$164,050	$146,874	$17,176

Net claims and claim expense ratio – current accident year	34.7%	32.0%	2.7%
Net claims and claim expense ratio – prior accident years	(1.3)%	2.6%	(3.9)%
Net claims and claim expense ratio – calendar year	33.4%	34.6%	(1.2)%
Underwriting expense ratio	25.7%	29.7%	(4.0)%
Combined ratio	59.1%	64.3%	(5.2)%

Property Gross Premiums Written
In the second quarter of 2020, our Property segment gross premiums written increased by $203.3 million, or 24.2%, to $1.0 billion, compared to $0.8 billion in the second quarter of 2019.
Gross premiums written in the catastrophe class of business were $711.8 million in the second quarter of 2020, an increase of $109.1 million, or 18.1%, compared to the second quarter of 2019. This increase was driven by expanded participation on existing transactions, certain new transactions and rate improvements.
Gross premiums written in the other property class of business were $330.8 million in the second quarter of 2020, an increase of $94.2 million, or 39.8%, compared to the second quarter of 2019. This increase was driven by growth from existing relationships and new opportunities across a number of the Company’s underwriting platforms.
Property Ceded Premiums Written

Three months ended June 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Property	$338,398	$295,085	$43,313

Ceded premiums written in our Property segment were $338.4 million in the second quarter of 2020, an increase of $43.3 million, or 14.7%, compared to the second quarter of 2019. The increase in ceded premiums written was principally due to certain of the gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in the Company’s managed vehicles, primarily RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”).
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
Property Underwriting Results
Our Property segment generated underwriting income of $200.6 million in the second quarter of 2020, compared to $151.7 million in the second quarter of 2019. In the second quarter of 2020, our Property segment generated a net claims and claim expense ratio of 33.4%, an underwriting expense ratio of 25.7% and a combined ratio of 59.1%, compared to 34.6%, 29.7% and 64.3%, respectively, in the second quarter of 2019.
The Property segment underwriting result and combined ratio in the second quarter of 2020 improved principally due to a decrease in the underwriting expense ratio of 4.0 percentage points compared to the second quarter of 2019, driven by lower acquisition and operating expense ratios. The decrease in operating expenses was due in part to reduced travel, marketing and office operational expenses as a result of the COVID-19 pandemic. The decrease in the net claims and claim expense ratio was primarily driven by net favorable development on prior accident years net claims and claim expenses of $6.6 million, or 1.3 percentage points, during the second quarter of 2020, resulting from reductions in the estimated ultimate losses associated with a number of small catastrophe events in prior periods. This was partially offset by higher current accident year net claims and claim expenses due to a higher level of attritional losses associated with a larger proportion of the other property class of business being earned in the period compared to the second quarter of 2019. In addition the underwriting result was impacted by losses related to a number of small weather-related catastrophe events that occurred during the second quarter of 2020.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$659,336	$637,708	$21,628
Net premiums written	$476,665	$478,850	$(2,185)
Net premiums earned	$518,980	$486,489	$32,491
Net claims and claim expenses incurred	346,266	306,501	39,765
Acquisition expenses	138,837	137,963	874
Operational expenses	17,422	23,016	(5,594)
Underwriting income	$16,455	$19,009	$(2,554)

Net claims and claim expenses incurred – current accident year	$355,064	$317,029	$38,035
Net claims and claim expenses incurred – prior accident years	(8,798)	(10,528)	1,730
Net claims and claim expenses incurred – total	$346,266	$306,501	$39,765

Net claims and claim expense ratio – current accident year	68.4%	65.2%	3.2%
Net claims and claim expense ratio – prior accident years	(1.7)%	(2.2)%	0.5%
Net claims and claim expense ratio – calendar year	66.7%	63.0%	3.7%
Underwriting expense ratio	30.1%	33.1%	(3.0)%
Combined ratio	96.8%	96.1%	0.7%

Casualty and Specialty Gross Premiums Written
In the second quarter of 2020, our Casualty and Specialty segment gross premiums written increased by $21.6 million, or 3.4%, to $659.3 million, compared to $637.7 million in the second quarter of 2019. The increase was due to growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment, substantially offset by non-renewal of a portion of the business acquired in connection with the acquisition of TMR.
Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$182,671	$158,858	$23,813

Ceded premiums written in our Casualty and Specialty segment were $182.7 million in the second quarter of 2020, compared to $158.9 million in the second quarter of 2019, an increase of $23.8 million. The increase was primarily a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $16.5 million in the second quarter of 2020, compared to underwriting income of $19.0 million in the second quarter of 2019. In the second quarter of 2020, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.7%, an underwriting expense ratio of 30.1% and a combined ratio of 96.8% compared to 63.0%, 33.1% and 96.1%, respectively, in the second quarter of 2019.
The increase in the Casualty and Specialty net claims and claim expense ratio of 3.7 percentage points, was principally the result of higher current accident year attritional losses in the second quarter of 2020 compared to the second quarter of 2019 from specialty lines of business. The underwriting expense ratio in the Casualty and Specialty segment decreased 3.0 percentage points, to 30.1%, in the second quarter of 2020 compared to the second quarter of 2019, driven by lower acquisition and operating expense ratios. Operating expenses were impacted by reduced travel, marketing and office operational expenses as a result of the COVID-19 pandemic.
Fee Income

Three months ended June 30,	2020	2019	Change
(in thousands)
Management fee income
Joint ventures	$12,190	$9,519	$2,671
Structured reinsurance products and other	8,739	9,976	(1,237)
Managed funds	6,508	6,467	41
Total management fee income	27,437	25,962	1,475

Performance fee income
Joint ventures	6,165	5,218	947
Structured reinsurance products and other	7,994	8,541	(547)
Managed funds	3,914	470	3,444
Total performance fee income	18,073	14,229	3,844
Total fee income	$45,510	$40,191	$5,319

The table above shows total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and Langhorne. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes certain vehicles and reinsurance contracts which transfer risk to capital. The TMR third-party capital vehicles which we manage in connection with the acquisition of TMR also generate management fee income. This fee income was not material to our results of operations in the three and six months ended June 30, 2020 and 2019, respectively.
In the second quarter of 2020, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party increased $5.3 million, to $45.5 million, compared to $40.2 million in the second quarter of 2019, primarily driven by an increase in the dollar value of capital being managed combined with improved underlying performance. Of the $45.5 million in total fee income earned through third-party capital management in the second quarter of 2020, $25.6 million was recorded through redeemable noncontrolling interest and $19.9 million was recorded through underwriting income as a reduction to operating expenses and acquisition expenses (2019 - $18.1 million and $22.1 million, respectively).
In addition to the fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party, as detailed in the table above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees, as described above and including fee income earned on certain other underwriting-related activities, earned by us in the second quarter of 2020 that were recorded as a reduction to operating expenses or acquisition expenses were $28.5 million and $5.8 million, respectively, resulting in a reduction to the combined ratio of 3.4% (2019 - $23.1 million, $7.7 million and 3.4%, respectively).

Net Investment Income

Three months ended June 30,	2020	2019	Change
(in thousands)
Fixed maturity investments trading	$69,943	$88,106	$(18,163)
Short term investments	6,049	17,807	(11,758)
Equity investments trading	1,666	916	750
Other investments
Catastrophe bonds	13,519	11,781	1,738
Other	1,107	1,914	(807)
Cash and cash equivalents	837	2,306	(1,469)
	93,121	122,830	(29,709)
Investment expenses	(3,816)	(4,242)	426
Net investment income	$89,305	$118,588	$(29,283)

Net investment income was $89.3 million in the second quarter of 2020, compared to $118.6 million in the second quarter of 2019, a decrease of $29.3 million. Impacting our net investment income for the second quarter of 2020 were lower returns in our fixed maturity and short term investments, primarily as a result of lower yields on these investments following the recent decline in interest rates.
Net Realized and Unrealized Gains on Investments

Three months ended June 30,	2020	2019	Change
(in thousands)
Net realized gains on fixed maturity investments trading	105,849	21,295	84,554
Net unrealized gains on fixed maturity investments trading	197,678	121,991	75,687
Net realized and unrealized gains on fixed maturity investments trading	303,527	143,286	160,241
Net realized and unrealized gains on investments-related derivatives	24,372	37,173	(12,801)
Net realized gains on equity investments trading	422	31,899	(31,477)
Net unrealized gains (losses) on equity investments trading	107,896	(18,355)	126,251
Net realized and unrealized gains on equity investments trading	108,318	13,544	94,774
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	4,452	(11,902)	16,354
Net realized and unrealized gains on other investments - other	7,721	9,146	(1,425)
Net realized and unrealized gains on investments	$448,390	$191,247	$257,143

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
Net realized and unrealized gains on investments were $448.4 million in the second quarter of 2020, compared to net realized and unrealized gains of $191.2 million in the second quarter of 2019, an increase of $257.1 million. Principally impacting our net realized and unrealized gains on investments were net realized and unrealized gains on fixed maturity investments trading and equity investments trading, which includes our strategic investments in Essent Group Ltd. and Trupanion Inc., due in part to the market recovery following the recent disruption in global financial markets associated with the COVID-19 pandemic.

Net Foreign Exchange (Losses) Gains

Three months ended June 30,	2020	2019	Change
(in thousands)
Net foreign exchange (losses) gains	$(7,195)	$9,309	$(16,504)

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
Equity in Earnings of Other Ventures

Three months ended June 30,	2020	2019	Change
(in thousands)
Tower Hill Companies	$4,904	$3,953	$951
Top Layer Re	2,510	2,342	168
Other	1,627	517	1,110
Total equity in earnings of other ventures	$9,041	$6,812	$2,229

Equity in earnings of other ventures primarily represents our pro-rata share of the net income from our investments in a group of Tower Hill affiliated companies, including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Signature Insurance Holdings, Inc. and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”) and Top Layer Re, and, except for Top Layer Re, is recorded one quarter in arrears. Top Layer Re is recorded on a current quarter basis. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so. The other category includes our equity investments in a select group of insurance and insurance-related companies.
Equity in earnings of other ventures was $9.0 million in the second quarter of 2020, compared to $6.8 million in the second quarter of 2019, an increase of $2.2 million, principally driven by improved profitability of our equity investments in the Tower Hill Companies and in a select group of insurance and insurance-related companies within the other category.
Other (Loss) Income

Three months ended June 30,	2020	2019	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(1,632)	$759	$(2,391)
Other items	431	163	268
Total other (loss) income	$(1,201)	$922	$(2,123)

In the second quarter of 2020, we incurred an other loss of $1.2 million, compared to other income of $0.9 million in the second quarter of 2019, a decrease of $2.1 million, primarily related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

Corporate Expenses

Three months ended June 30,	2020	2019	Change
(in thousands)
Corporate expenses	$11,898	$23,847	$(11,949)

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
Corporate expenses decreased to $11.9 million in the second quarter of 2020, compared to $23.8 million in the second quarter of 2019, primarily due to $14.5 million of corporate expenses associated with the acquisition of TMR during the second quarter of 2019, compared to $2.1 million in the second quarter of 2020.
Income Tax Expense

Three months ended June 30,	2020	2019	Change
(in thousands)
Income tax expense	$(29,875)	$(9,475)	$(20,400)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax expense of $29.9 million in the second quarter of 2020, compared to an expense of $9.5 million in the second quarter of 2019, primarily driven by investment gains in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2020	2019	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(118,728)	$(71,812)	$(46,916)

Our net income attributable to redeemable noncontrolling interests was $118.7 million in the second quarter of 2020, compared to $71.8 million in the second quarter of 2019, an increase of $46.9 million. The increase was primarily driven by growth and improved performance of DaVinciRe, Medici and Vermeer.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

Six months ended June 30,	2020	2019	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$3,727,593	$3,041,203	$686,390
Net premiums written	$2,450,611	$1,951,996	$498,615
Net premiums earned	$1,923,194	$1,461,530	$461,664
Net claims and claim expenses incurred	1,081,226	680,408	400,818
Acquisition expenses	444,214	351,433	92,781
Operational expenses	116,538	104,747	11,791
Underwriting income	$281,216	$324,942	$(43,726)

Net investment income	$188,778	$200,682	$(11,904)
Net realized and unrealized gains on investments	337,683	361,260	(23,577)
Total investment result	$526,461	$561,942	$(35,481)

Net income	$727,035	$801,983	$(74,948)
Net income available to RenaissanceRe common shareholders	$493,871	$641,571	$(147,700)

Net income available to RenaissanceRe common shareholders per common share – diluted	$11.02	$14.81	$(3.79)
Dividends per common share	$0.70	$0.68	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	56.3%	46.8%	9.5%
Net claims and claim expense ratio – prior accident years	(0.1)%	(0.2)%	0.1%
Net claims and claim expense ratio – calendar year	56.2%	46.6%	9.6%
Underwriting expense ratio	29.2%	31.2%	(2.0)%
Combined ratio	85.4%	77.8%	7.6%

Return on average common equity - annualized	17.1%	26.4%	(9.3)%

Book value	June 30, 2020	December 31, 2019	Change
Book value per common share	$134.27	$120.53	$13.74
Accumulated dividends per common share	21.38	20.68	0.70
Book value per common share plus accumulated dividends	$155.65	$141.21	$14.44
Change in book value per common share plus change in accumulated dividends	12.0%

Net income available to RenaissanceRe common shareholders was $493.9 million in the six months ended June 30, 2020, compared to net income available to RenaissanceRe common shareholders of $641.6 million in the six months ended June 30, 2019, a decrease of $147.7 million. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2020, we generated an annualized return on average common equity of 17.1% and our book value per common share increased from $120.53 at December 31, 2019 to $134.27 at June 30, 2020, a 12.0% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant events affecting our financial performance during the six months ended June 30, 2020, on a comparative basis to the six months ended June 30, 2019, include:

•TMR - the second quarter of 2019 was the first quarter that reflected the results of TMR in our results of operations. As such, our results of operations for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, should be viewed in that context;
•Underwriting Results - we generated underwriting income of $281.2 million and had a combined ratio of 85.4% in the six months ended June 30, 2020, compared to underwriting income of $324.9 million and a combined ratio of 77.8% in the six months ended June 30, 2019. Our underwriting income in the six months ended June 30, 2020 was comprised of $347.8 million of underwriting income in our Property segment and a $66.7 million underwriting loss in our Casualty and Specialty segment. The Casualty and Specialty segment was negatively impacted by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million during the first quarter of 2020. The losses primarily represent the cost of claims incurred but not yet reported, with respect to exposures such as event contingency and event-based casualty covers. In comparison, our underwriting income in the six months ended June 30, 2019 was comprised of our Property segment, which generated underwriting income of $304.0 million, and our Casualty and Specialty segment, which generated underwriting income of $20.8 million;
•Gross Premiums Written - our gross premiums written increased by $686.4 million, or 22.6%, to $3.7 billion, in the six months ended June 30, 2020, compared to the six months ended June 30, 2019, with an increase of $391.5 million in the Property segment and an increase of $294.9 million in the Casualty and Specialty segment, driven by growth from existing relationships, new opportunities across a number of our underwriting platforms, rate improvements, and business acquired in connection with the acquisition of TMR;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was a gain of $526.5 million in the six months ended June 30, 2020, compared to a gain of $561.9 million in the six months ended June 30, 2019, a decrease of $35.5 million. Impacting the investment result were realized and unrealized gains on fixed maturity investments trading and investment related derivatives, partially offset by realized and unrealized losses on other investments and realized losses on equity investments trading; and
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $216.8 million in the six months ended June 30, 2020, compared to $142.0 million in the six months ended June 30, 2019. The increase was primarily driven by growth and improved performance, with higher net income from DaVinciRe, Medici and Vermeer during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$2,263,062	$1,871,584	$391,478
Net premiums written	$1,378,719	$1,108,345	$270,374
Net premiums earned	$912,451	$715,758	$196,693
Net claims and claim expenses incurred	308,902	202,957	105,945
Acquisition expenses	180,123	143,450	36,673
Operational expenses	75,663	65,308	10,355
Underwriting income	$347,763	$304,043	$43,720

Net claims and claim expenses incurred – current accident year	$301,458	$190,317	$111,141
Net claims and claim expenses incurred – prior accident years	7,444	12,640	(5,196)
Net claims and claim expenses incurred – total	$308,902	$202,957	$105,945

Net claims and claim expense ratio – current accident year	33.0%	26.6%	6.4%
Net claims and claim expense ratio – prior accident years	0.9%	1.8%	(0.9)%
Net claims and claim expense ratio – calendar year	33.9%	28.4%	5.5%
Underwriting expense ratio	28.0%	29.1%	(1.1)%
Combined ratio	61.9%	57.5%	4.4%

Property Gross Premiums Written
In the six months ended June 30, 2020, our Property segment gross premiums written increased by $391.5 million, or 20.9%, to $2.3 billion, compared to $1.9 billion in the six months ended June 30, 2019.
Gross premiums written in the catastrophe class of business were $1.6 billion in the six months ended June 30, 2020, an increase of $200.1 million, or 13.8%, compared to the six months ended June 30, 2019. The increase in gross premiums written in the catastrophe class of business was primarily driven by expanded participation on existing transactions, certain new transactions, rate improvements and the acquisition of TMR.
Gross premiums written in the other property class of business were $615.1 million in the six months ended June 30, 2020, an increase of $191.4 million, or 45.2%, compared to the six months ended June 30, 2019. The increase in gross premiums written in the other property class of business was primarily driven by growth from existing relationships, new opportunities across a number of the Company’s underwriting platforms, and business acquired in connection with the acquisition of TMR.
Property Ceded Premiums Written

Six months ended June 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Property	$884,343	$763,239	$121,104

Ceded premiums written in our Property segment increased $121.1 million, to $884.3 million, in the six months ended June 30, 2020, compared to $763.2 million in the six months ended June 30, 2019. The increase in ceded premiums written was principally due to certain of the gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, primarily Upsilon Fund and Mona Lisa Re Ltd., as well as an overall increase in ceded purchases made as part of the Company’s gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $347.8 million in the six months ended June 30, 2020, compared to underwriting income of $304.0 million in the six months ended June 30, 2019, an increase of $43.7 million. In the six months ended June 30, 2020, our Property segment generated a net claims and claim expense ratio of 33.9%, an underwriting expense ratio of 28.0% and a combined ratio of 61.9%, compared to 28.4%, 29.1% and 57.5%, respectively, in the six months ended June 30, 2019.
Principally impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2020 were higher current accident year net claims and claim expenses primarily driven by a higher level of attritional losses associated with a larger proportion of the other property class of business being earned in the period compared to the six months ended June 30, 2019. In addition the underwriting result was impacted by losses related to a number of small weather-related catastrophe events that occurred during the second quarter of 2020.
In the six months ended June 30, 2020, net adverse development on prior accident years net claims and claim expenses of $7.4 million, or an increase in the combined ratio of 0.9 percentage points, compared to $12.6 million, or an increase in the combined ratio of 1.8 percentage points in the six months ended June 30, 2019. The net adverse development in the current period was primarily driven by higher than expected attritional losses in the other property class of business, combined with the impact of certain of our whole account ceded protections. In addition, the decrease in the underwriting expense ratio of 1.1 percentage points was primarily driven by lower acquisition and operating expense ratios. The decrease in operating expenses was due in part to reduced travel, marketing and office operational expenses as a result of the COVID-19 pandemic.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$1,464,531	$1,169,619	$294,912
Net premiums written	$1,071,892	$843,651	$228,241
Net premiums earned	$1,010,743	$745,772	$264,971
Net claims and claim expenses incurred	772,475	477,434	295,041
Acquisition expenses	264,090	208,175	55,915
Operational expenses	40,876	39,405	1,471
Underwriting (loss) income	$(66,698)	$20,758	$(87,456)

Net claims and claim expenses incurred – current accident year	$781,274	$494,164	$287,110
Net claims and claim expenses incurred – prior accident years	(8,799)	(16,730)	7,931
Net claims and claim expenses incurred – total	$772,475	$477,434	$295,041

Net claims and claim expense ratio – current accident year	77.3%	66.3%	11.0%
Net claims and claim expense ratio – prior accident years	(0.9)%	(2.3)%	1.4%
Net claims and claim expense ratio – calendar year	76.4%	64.0%	12.4%
Underwriting expense ratio	30.2%	33.2%	(3.0)%
Combined ratio	106.6%	97.2%	9.4%

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2020, our Casualty and Specialty segment gross premiums written increased by $294.9 million, or 25.2%, to $1.5 billion, compared to $1.2 billion in the six months ended June 30, 2019. The increase was due to growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment, and business acquired in connection with the acquisition of TMR.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$392,639	$325,968	$66,671

Ceded premiums written in our Casualty and Specialty segment increased by $66.7 million, to $392.6 million, in the six months ended June 30, 2020, compared to $326.0 million in the six months ended June 30, 2019, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $66.7 million in the six months ended June 30, 2020, compared to underwriting income of $20.8 million in the six months ended June 30, 2019. In the six months ended June 30, 2020, our Casualty and Specialty segment generated a net claims and claim expense ratio of 76.4%, an underwriting expense ratio of 30.2% and a combined ratio of 106.6%, compared to 64.0%, 33.2% and 97.2%, respectively, in the six months ended June 30, 2019. The underwriting loss in the six months ended June 30, 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million during the first quarter of 2020, which added 10.3 percentage points to the combined ratio during the six months ended June 30, 2020.
Our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $8.8 million, or 0.9 percentage points, during the six months ended June 30, 2020, compared to $16.7 million, or 2.3 percentage points, respectively, in the six months ended June 30, 2019. The net favorable development during the six months ended June 30, 2020 and 2019 was principally driven by reported losses coming in lower than expected. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
While the additional net claims and claim expenses associated with the COVID-19 pandemic that we incurred in the second quarter of 2020 were not significant, the Company continues to evaluate industry trends and its own potential exposure associated with the ongoing COVID-19 pandemic, and expects historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. Among other things, the Company continues to actively monitor information received from or reported by clients, brokers, industry actuaries, regulators, courts, and others, and to assess that information in the context of its own portfolio. Our loss estimates represent our best estimate based on currently available information, and actual losses may vary materially from these estimates. Additionally, losses incurred in respect of the COVID-19 pandemic subsequent to June 30, 2020 will be reflected in the periods in which those losses are incurred.
Fee Income

Six months ended June 30,	2020	2019	Change
(in thousands)
Management fee income
Joint ventures	$23,971	$19,254	$4,717
Structured reinsurance products and other	17,336	18,221	(885)
Managed funds	12,926	10,264	2,662
Total management fee income	54,233	47,739	6,494

Performance fee income
Joint ventures	13,993	7,756	6,237
Structured reinsurance products and other	16,369	12,732	3,637
Managed funds	6,277	768	5,509
Total performance fee income	36,639	21,256	15,383
Total fee income	$90,872	$68,995	$21,877

In the six months ended June 30, 2020, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party increased $21.9 million, to $90.9 million, compared to $69.0 million in the six months ended June 30, 2019, primarily driven by an increase in the dollar value of capital being managed combined with improved underlying performance. Of the $90.9 million in total fee income earned in the six months ended June 30, 2020 through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party, $52.5 million was recorded through redeemable noncontrolling interest and $38.4 million was recorded through underwriting income as a reduction to operating expenses and acquisition expenses (2019 - $33.6 million and $35.4 million, respectively).
In addition to the fee income earned through third-party capital management, joint ventures and certain structured retrocession agreements to which we are a party, as detailed in the table above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees, as described above and including fee income earned on certain other underwriting-related activities, earned by us in the six months ended June 30, 2020 that were recorded as a reduction to operating expenses or acquisition expenses were $54.8 million and $9.4 million, respectively, resulting in a reduction to the combined ratio of 3.3% (2019 - $44.4 million, $9.5 million and 3.7%, respectively).
Net Investment Income

Six months ended June 30,	2020	2019	Change
(in thousands)
Fixed maturity investments trading	$143,281	$149,589	$(6,308)
Short term investments	18,141	29,651	(11,510)
Equity investments trading	3,217	1,943	1,274
Other investments
Catastrophe bonds	27,658	20,472	7,186
Other	2,736	3,554	(818)
Cash and cash equivalents	2,341	3,823	(1,482)
	197,374	209,032	(11,658)
Investment expenses	(8,596)	(8,350)	(246)
Net investment income	$188,778	$200,682	$(11,904)

Net investment income was $188.8 million in the six months ended June 30, 2020, compared to $200.7 million in the six months ended June 30, 2019, a decrease of $11.9 million. Impacting our net investment income for the six months ended June 30, 2020 were lower returns in our fixed maturity and short term investments, primarily as a result of lower yields on these investments following the recent decline in interest rates, partially offset by higher returns on our catastrophe bonds due to growth in the portfolio.
Net Realized and Unrealized Gains on Investments

Six months ended June 30,	2020	2019	Change
(in thousands)
Net realized gains on fixed maturity investments trading	$163,336	$22,725	$140,611
Net unrealized gains on fixed maturity investments trading	177,333	225,913	(48,580)
Net realized and unrealized gains on fixed maturity investments trading	340,669	248,638	92,031
Net realized and unrealized gains on investments-related derivatives	57,553	50,969	6,584
Net realized (losses) gains on equity investments trading	(14,625)	30,738	(45,363)
Net unrealized gains on equity investments trading	1,959	34,303	(32,344)
Net realized and unrealized (losses) gains on equity investments trading	(12,666)	65,041	(77,707)
Net realized and unrealized losses on other investments - catastrophe bonds	(9,900)	(14,112)	4,212
Net realized and unrealized (losses) gains on other investments - other	(37,973)	10,724	(48,697)
Net realized and unrealized gains on investments	$337,683	$361,260	$(23,577)

Net realized and unrealized gains on investments were $337.7 million in the six months ended June 30, 2020, compared to net realized and unrealized gains of $361.3 million in the six months ended June 30, 2019, a decrease of $23.6 million. Principally impacting our net realized and unrealized gains on investments in the six months ended June 30, 2020 were:
•net realized and unrealized gains on our fixed maturity investments trading of $340.7 million in the six months ended June 30, 2020, compared to net realized and unrealized gains of $248.6 million in the six months ended June 30, 2019, an increase of $92.0 million, principally driven by higher realized gains generated on the sale of fixed maturity investments, partially offset by lower unrealized gains on fixed maturity investments trading;

•net realized and unrealized losses on equity investments trading of $12.7 million in the six months ended June 30, 2020, compared to gains of $65.0 million in the six months ended June 30, 2019, a decrease of $77.7 million, principally driven by a net decrease in the value of our strategic investments during the six months ended June 30, 2020, compared to the six months ended June 30, 2019; and
•net realized and unrealized losses on our other investments of $38.0 million in the six months ended June 30, 2020, compared to gains of $10.7 million in the six months ended June 30, 2019, a decrease of $48.7 million, principally driven by lower returns in our private equity investment portfolio.
Net Foreign Exchange (Losses) Gains

Six months ended June 30,	2020	2019	Change
(in thousands)
Net foreign exchange (losses) gains	$(12,923)	$6,463	$(19,386)

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
Equity in Earnings of Other Ventures

Six months ended June 30,	2020	2019	Change
(in thousands)
Tower Hill Companies	$5,313	$4,454	$859
Top Layer Re	4,916	4,607	309
Other	3,376	2,412	964
Total equity in earnings of other ventures	$13,605	$11,473	$2,132

Equity in earnings of other ventures was $13.6 million in the six months ended June 30, 2020, compared to $11.5 million in the six months ended June 30, 2019, an increase of $2.1 million, principally driven by improved profitability of our equity investments in the Tower Hill Companies and in a select group of insurance and insurance-related companies within the other category.
Other (Loss) Income

Six months ended June 30,	2020	2019	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(6,639)	$3,865	(10,504)
Other	1,002	228	774
Total other (loss) income	$(5,637)	$4,093	$(9,730)

In the six months ended June 30, 2020, we incurred an other loss of $5.6 million, compared to other income of $4.1 million in the six months ended June 30, 2019, a decrease of $9.7 million, driven by our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.

Corporate Expenses

Six months ended June 30,	2020	2019	Change
(in thousands)
Corporate expenses	$27,889	$62,636	$(34,747)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, costs associated with corporate acquisitions, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. Corporate expenses decreased $34.7 million to $27.9 million, in the six months ended June 30, 2020, compared to $62.6 million in the six months ended June 30, 2019, primarily due to $6.5 million of corporate expenses associated with the acquisition of TMR during the six months ended June 30, 2020, compared to $40.0 million of such expenses in the six months ended June 30, 2019.
Income Tax Expense

Six months ended June 30,	2020	2019	Change
(in thousands)
Income tax expense	$(21,029)	$(17,006)	$(4,023)

In the six months ended June 30, 2020, we recognized an income tax expense of $21.0 million, compared to an income tax expense of $17.0 million in the six months ended June 30, 2019. The income tax expense in the six months ended June 30, 2020 was principally driven by investment gains in our U.S.-based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2020	2019	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(216,819)	$(142,034)	$(74,785)

Our net income attributable to redeemable noncontrolling interests was $216.8 million in the six months ended June 30, 2020, compared to $142.0 million in the six months ended June 30, 2019, a change of $74.8 million. The increase was primarily driven by growth and improved performance, with higher net income from DaVinciRe, Medici and Vermeer during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity and capital resources were not materially impacted by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the first six months of 2020. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on the Company's liquidity and capital resources, see "Current Outlook" and "Part II, Item 1A, Risk Factors."
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2020. Certain of our subsidiaries and branches are required to file financial condition reports, or FCRs, with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2019.
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
Sources of Liquidity
Historically, cash receipts from operations, consisting primarily of premiums, investment income and fee income, have provided sufficient funds to pay losses and operating expenses of our subsidiaries and to fund dividends and distributions to RenaissanceRe. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities. For example, in June 2020, we raised $1.1 billion of net proceeds in an underwritten public offering and concurrent private placement of our common shares.
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
While we expect that our liquidity needs will continue to be met by our cash receipts from operations, as a result of the combination of current market conditions, lower than usual investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, future cash flows from operating activities cannot be accurately predicted and may fluctuate significantly between individual quarters and years. In addition, due to the magnitude and complexity of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates, which would impact our cash flows from operations. Further, we expect historically significant industry losses related to the COVID-19 pandemic to emerge over time as the full impact of the pandemic and its effects on the global economy are realized, which may impact our cash flows from operations.
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
Credit Facilities
In addition, we maintain credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At June 30, 2020	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	329,341
Unsecured	367,771
Funds at Lloyd’s Letter of Credit Facility	290,000
$987,112

(1)  At June 30, 2020, no amounts were issued or drawn under this facility.
During the six months ended June 30, 2020, the letters of credit and facilities that were transferred to the Company in connection with the acquisition of TMR were terminated. There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2019.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and significant credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s. At June 30, 2020, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £509.0 million (December 31, 2019 - £524.3 million). Actual FAL posted for Syndicate 1458 at June 30, 2020 by RenaissanceRe Corporate Capital (UK) Limited was £559.5 million (December 31, 2019 - £522.5 million), supported by a $290.0 million letter of credit and a $403.8 million deposit of cash and fixed maturity securities (December 31, 2019 - $290.0 million and $385.9 million, respectively).
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2020 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $277.1 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2019 - $1.3 billion and $336.5 million, respectively), compared to the minimum amount required under U.S. state regulations of $896.4 million and $214.8 million, respectively, at June 30, 2020 (December 31, 2019 - $927.4 million and $249.4 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2020 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $55.1 million and $46.7 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2019 - $51.7 million and $43.8 million, respectively), compared to the minimum amount required under U.S. state regulations of $38.2 million and $38.5 million, respectively (December 31, 2019 - $40.3 million and $40.9 million, respectively).
Cash Flows

Six months ended June 30,	2020	2019
(in thousands)
Net cash provided by operating activities	$856,965	$783,969
Net cash used in investing activities	(1,727,562)	(2,076,974)
Net cash provided by financing activities	677,560	856,243
Effect of exchange rate changes on foreign currency cash	(187)	(534)
Net decrease in cash and cash equivalents	(193,224)	(437,296)
Cash and cash equivalents, beginning of period	1,379,068	1,107,922
Cash and cash equivalents, end of period	$1,185,844	$670,626

2020
During the six months ended June 30, 2020, our cash and cash equivalents decreased by $193.2 million, to $1.2 billion at June 30, 2020, compared to $1.4 billion at December 31, 2019.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2020 were $857.0 million, compared to $784.0 million during the six months ended June 30, 2019. Cash flows provided by operating activities during the six months ended June 30, 2020 were primarily the result of certain adjustments to reconcile our net income of $727.0 million to net cash provided by operating activities, including:
•an increase in reinsurance balances payable of $1.3 billion principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in unearned premiums of $1.0 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments; partially offset by
•an increase in premiums receivable of $920.1 million due to the timing of receipts and increase in our gross premiums written;
•an increase of $498.4 million in our prepaid reinsurance premiums due to the timing of payments and increase in ceded premiums written;
•net realized and unrealized gains on investments of $337.7 million principally driven by higher realized gains generated on the sale of fixed maturity investments trading, partially offset by lower overall returns in our portfolios of equity investments trading and other investments; and

•a decrease in other operating cash flows of $316.5 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2020, which were recorded in other liabilities at December 31, 2019. During the six months ended June 30, 2020, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the six months ended June 30, 2020. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows used in investing activities. During the six months ended June 30, 2020, our cash flows used in investing activities were $1.7 billion, principally reflecting net purchases of short term investments, fixed maturity investments trading, other investments and equity investments trading of $990.6 million,$609.1 million, $90.0 million and $45.0 million, respectively. The net purchase of short term investments was primarily associated with capital received from investors in Upsilon RFO during the six months ended June 30, 2020, whereas the net purchase of fixed maturity investments trading and equity investments trading was primarily funded by cash flows provided by operating activities and as described below, the issuance of RenaissanceRe common shares during the second quarter of 2020. The net purchase of other investments during the six months ended June 30, 2020, was primarily driven by an increased allocation to catastrophe bonds.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2020 were $677.6 million, and were principally the result of:
•the issuance of 6,325,000 of our common shares in an underwritten public offering at a public offering price of $166.00 per share, combined with an additional $75.0 million raised through the issuance of 451,807 of our common shares at a price of $166.00 per share to State Farm Mutual Automobile Insurance Company, one of our existing stockholders, in a private placement. The total net proceeds from the offerings were $1.1 billion;
•net inflows of $79.3 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and Vermeer; partially offset by
•the repayment in full at maturity the aggregate principal amount of $250.0 million, plus applicable accrued interest, of our 5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. and RenaissanceRe Finance;
•the redemption of all 5 million of our outstanding Series C 6.08% Preference Shares on March 26, 2020 for $125.0 million plus accrued and unpaid dividends thereon;
•the repurchase of 406 thousand of our common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share; and
•dividends paid on our common and preference shares of $33.1 million and $16.3 million, respectively.
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
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2019 were $784.0 million, compared to cash flows used by operating activities of $349.1 million during the six months ended June 30, 2018. Cash flows provided by operating activities during the six months ended June 30, 2019 were primarily the result of certain adjustments to reconcile our net income of $802.0 million to net cash provided by operating activities, including:
•an increase in reinsurance balances payable of $1.1 billion principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See

“Note 10. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in unearned premiums of $882.9 million due the growth in gross premiums written across both our Property and Casualty and Specialty segments, combined with the timing of the January and June renewals; partially offset by
•increases in premiums receivable of $965.8 million due to the timing of receipts of our gross premiums written;
•an increase of $402.6 million in our prepaid reinsurance premiums due to ceded premiums written associated with the January and June renewals;
•a decrease in other operating cash flows of $326.9 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2019, which were recorded in other liabilities at December 31, 2018. During the first six months of 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the first six months of 2019. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; and
•net realized and unrealized gains on investments of $361.3 million principally due to improved performances from our fixed maturity, public equity and investments-related derivative portfolios.
Cash flows used in investing activities. During the six months ended June 30, 2019, our cash flows used in investing activities were $2.1 billion, principally reflecting net purchases of short term investments and other investments of $2.0 billion and $133.9 million, respectively, partially offset by net sales of fixed maturity investments and equity investments of $175.3 million and $125.6 million, respectively. The net purchase of short term investments was funded in part by the capital received from investors in Upsilon RFO and the net sales of fixed maturity and equity investments, as noted above. The net purchase of other investments during the six months ended June 30, 2019, was primarily driven by an increased allocation to catastrophe bonds. In addition, we completed our acquisition of TMR on March 22, 2019, resulting in a net cash outflow of $276.2 million, comprised of cash consideration paid by RenaissanceRe as acquisition consideration of $813.6 million, net of cash acquired from TMR of $537.4 million. Refer to “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2019 for additional information related to the acquisition of TMR.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2019 were $856.2 million, and were principally the result of:
•net inflows of $396.4 million associated with the April 2, 2019 issuance of $400.0 million of our 3.600% Senior Notes due April 15, 2029;
•net inflows of $514.7 million related to a net contribution of capital from third-party shareholders, principally in DaVinciRe, Medici, Vermeer and Upsilon RFO; partially offset by
•dividends paid on our common and preference shares of $29.4 million and $18.4 million, respectively.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At June 30, 2020	At December 31, 2019	Change
(in thousands)
Common shareholders’ equity	$6,822,172	$5,321,367	$1,500,805
Preference shares	525,000	650,000	(125,000)
Total shareholders’ equity attributable to RenaissanceRe	7,347,172	5,971,367	1,375,805
3.600% Senior Notes due 2029	391,932	391,475	457
3.450% Senior Notes due 2027	296,538	296,292	246
3.700% Senior Notes due 2025	298,242	298,057	185
5.750% Senior Notes due 2020 (2)	—	249,931	(249,931)
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,504	148,350	154
Total debt	$1,135,216	$1,384,105	$(248,889)
Total shareholders’ equity attributable to RenaissanceRe and debt	$8,482,388	$7,355,472	$1,126,916

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
(2)  The 5.750% Senior Notes due 2020 were repaid in full at maturity on March 15, 2020.
During the six months ended June 30, 2020, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.1 billion, to $8.5 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $1.4 billion during the six months ended June 30, 2020 principally as a result of:
•the sale of 6,325,000 common shares in an underwritten public offering and the concurrent sale of 451,807 common shares to State Farm, each at a price per share of $166.00, for total aggregate net proceeds of $1.1 billion;
•our comprehensive income available to RenaissanceRe of $509.1 million; partially offset by
•the redemption of all 5 million of our outstanding Series C 6.08% Preference Shares for $125.0 million plus accrued and unpaid dividends thereon;
•the repurchase of 406 thousand common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share; and
•$33.1 million and $16.3 million of dividends on our common and preference shares, respectively.
Our debt decreased $248.9 million during the six months ended June 30, 2020 principally as a result of the repayment in full at maturity of our 5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. and RenaissanceRe Finance for the aggregate principal amount of $250.0 million, plus applicable accrued interest.
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
Investments
The table below shows our invested assets:

	June 30, 2020		December 31, 2019		Change
(in thousands, except percentages)
U.S. treasuries	$4,258,675	21.6%	$4,467,345	25.7%	$(208,670)
Agencies	505,038	2.6%	343,031	1.9%	162,007
Non-U.S. government	584,206	3.0%	497,392	2.9%	86,814
Non-U.S. government-backed corporate	314,833	1.6%	321,356	1.9%	(6,523)
Corporate	4,428,553	22.5%	3,075,660	17.7%	1,352,893
Agency mortgage-backed	985,851	5.0%	1,148,499	6.6%	(162,648)
Non-agency mortgage-backed	276,300	1.4%	294,604	1.7%	(18,304)
Commercial mortgage-backed	591,238	3.0%	468,698	2.7%	122,540
Asset-backed	550,441	2.8%	555,070	3.2%	(4,629)
Total fixed maturity investments, at fair value	12,495,135	63.5%	11,171,655	64.3%	1,323,480
Short term investments, at fair value	5,570,804	28.2%	4,566,277	26.3%	1,004,527
Equity investments trading, at fair value	470,087	2.4%	436,931	2.5%	33,156
Other investments, at fair value	1,093,338	5.5%	1,087,377	6.3%	5,961
Total managed investment portfolio	19,629,364	99.6%	17,262,240	99.4%	2,367,124
Investments in other ventures, under equity method	94,285	0.4%	106,549	0.6%	(12,264)
Total investments	$19,723,649	100.0%	$17,368,789	100.0%	$2,354,860

At June 30, 2020, we held investments totaling $19.7 billion, compared to $17.4 billion at December 31, 2019. In connection with the acquisition of TMR, we acquired total investments with a fair market value of $2.3 billion on March 22, 2019, the date of acquisition. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.

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
Other Investments
The table below shows our portfolio of other investments:

	June 30, 2020	December 31, 2019	Change
(in thousands)
Catastrophe bonds	$807,162	$781,641	$25,521
Private equity investments	254,257	271,047	(16,790)
Senior secured bank loan funds	22,261	22,598	(337)
Hedge funds	9,658	12,091	(2,433)
Total other investments	$1,093,338	$1,087,377	$5,961

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net realized and unrealized gains (losses) on investments for the six months ended June 30, 2020 is a loss of $2.4 million (2019 - loss of $5.6 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.

Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, other investments and investments in other ventures of $1.3 billion, of which $752.3 million has been contributed at June 30, 2020. Our remaining commitments to these investments at June 30, 2020 totaled $513.5 million. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.
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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of July 24, 2020 are presented below.

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
As of July 24, 2020, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2019.

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2020, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2019. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2020, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2019.
CURRENT OUTLOOK
The COVID-19 Pandemic and General Economic Conditions
The global COVID-19 pandemic has had immense impacts on a global scale, including on the insurance and reinsurance industries, where it has contributed to an accelerating hard market across property, casualty and specialty lines. Notwithstanding our view of current opportunities available to RenaissanceRe, the COVID-19 pandemic has raised and continues to raise many new questions and challenges for us and our industry. It is not possible to predict precisely all of the potential impacts of the COVID-19 pandemic on RenaissanceRe, or their respective potential timing. Estimating the impact of the COVID-19 pandemic is complicated and challenging, and its ultimate impact and the extent of losses is highly unpredictable and uncertain at this time. Among the uncertainties that render such estimation unusually challenging are the unknown length and severity of the COVID-19 pandemic, the unknown duration and depth of the economic recession, and the extent and duration of society’s response to the COVID-19 pandemic and economic downturn. From governments’ unprecedented imposition of constraints on economic and social activity, to longer term changes in societal behaviors that may result from people’s reactions to the COVID-19 pandemic, we believe that the COVID-19 pandemic could change demand for (re)insurance products going forward, potentially having significant impacts on the industry. We expect insured losses to emerge over time as primary insurance claims are handled and public sector initiatives develop, and as the full impact of the COVID-19 pandemic and its effects on the global economy are realized. We are closely monitoring these developments, including potential government actions which may impact the insurance and reinsurance sectors.
We expect that stress in the global economy will continue, possibly with a deep recession and severe unemployment, but we are unable to predict the ultimate duration and severity of the economic downturn. Given that the demand for insurance is significantly influenced by prevailing economic conditions, continued declining and weak global economic conditions may lead to a suppression of demand for insurance and reinsurance generally, although we believe there will be opportunities for the business we write, including in the second half of 2020. In addition, this pressure may inordinately affect smaller competitors in the primary insurance, reinsurance and retrocessional markets. In turn, these pressures may lead, among other things, to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. In the current environment, capital and liquidity are extremely important, and we believe our capital and liquidity positions are strong. In furtherance of our strategic plan, in the second quarter of 2020 we raised over $1 billion of new common equity to support our pursuit of successfully executing on future opportunities.
We currently believe that current economic conditions have, and will likely continue to, heighten our counterparty credit risk due to the strain that the COVID-19 pandemic is putting on potentially all companies, including our own customers, agents, brokers, retrocessionaires, and capital providers. If there is a sustained economic downturn resulting from the COVID-19 pandemic, these effects could be magnified or could manifest themselves in ways that we cannot currently predict. Economic disruption and changing market dynamics may also lead to significant changes and mismatches in the market as different insurance products compete for similar coverages. While we believe that we are well positioned to continue to execute on our strategic plan and compete for and meet the demand for the protection that we provide, it is difficult to predict all of the potential impacts of the COVID-19 pandemic on the markets in which we participate and our ability to effectively respond to these changing market dynamics.
More broadly, steps taken by governments throughout the world in responding to the COVID-19 pandemic, including the reduction of interest rates in certain jurisdictions in the U.S., could lead to higher inflation over time than we had anticipated, leading to higher costs of claims and claim expenses and the need to increase our reserves. The effects of this trend could be magnified for longer-tail business lines that are more inflation sensitive, particularly our casualty business. At the time, these actions and other dynamics are likely to reduce broadly available realized economic returns on investments.
In addition, market conditions have adversely impacted, and may adversely affect, our investment portfolio in the future. Over the longer term, as the COVID-19 pandemic continues and continues to create volatility in the financial markets, we expect that it is likely that the strain on financial markets will increase. In addition, access to public capital markets and private, third-party capital may become unavailable or constrained, or more expensive than in recent periods, or contain more onerous terms and conditions. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
While much of the positive performance in our investment portfolio in the first half of 2020 reflected mark-to-market gains, we expect that it is highly likely that we will realize losses in certain individual positions in our investment portfolio in future periods, particularly in our equity investments trading portfolio and in lower rated corporate credit, as a result of the economic changes from the COVID-19 pandemic. These losses could be significant in respect of a particular financial period, or otherwise. Our ability to derive investment income from our investments may also become more difficult as economic sluggishness, or market volatility, continues. The sustained environment of low interest rates in recent years lowered the yields at which we invest our assets relative to longer-term historical levels. In 2019 and the first half of 2020, decreases in prevailing interest rates contributed significantly to comparably high net realized and unrealized gains from our invested assets. However, as we invest cash from new premiums written or reinvest the proceeds of invested assets, we expect the yield on our portfolio to be adversely impacted by the anticipated period of low interest rates and broader economic uncertainty.
Operationally, we believe we have adjusted well to the remote and socially distant work paradigms required by the COVID-19 pandemic, benefiting from prior and enhanced investments in technology, systems and training. Recently, and as appropriate, certain of our offices have begun to open on an optional and limited basis in accordance with applicable rules and regulations in their respective jurisdictions. However, an extended period of remote work arrangements could strain our business continuity plans, introduce additive operational risk, including but not limited to cybersecurity risks, and adversely affect our ability to manage our business.
Reinsurance Market Trends and Developments
Even before the onset of the COVID-19 pandemic, rates were rising across most lines of business. We continue to believe that the COVID-19 pandemic is accelerating the recent rate increases we have seen in many of the lines of business that we write. We believe mid-year renewals reflected tightening conditions as industry participants assess the broad impacts and ongoing uncertainties of the COVID-19 pandemic. As an organization, we believe these market conditions have created significant opportunities in the lines of business that we write, and that we are well positioned to deploy capital in this environment to pursue superior returns for our shareholders. Our current expectation is that we will seek to deploy the proceeds from our recent equity offerings into the 2021 market beginning with the January 1 renewal period for general corporate purposes, which may include expanding our existing business lines, entering new business lines, forming new joint ventures, or acquiring books of business from other companies. This capital may be deployed from our holding company to our regulated operating subsidiaries or our joint ventures, and once contributed, our ability to reallocate such capital may be constrained by regulators or, for our joint ventures, the terms and conditions of our shareholder agreements.
The market has also been impacted by a tightened supply of capital. Among other things, capital in the insurance-linked securities market, which we estimated had already declined to a degree over recent periods, has been further impacted by recent developments, further reducing supply, particularly in respect of certain regions and perils. In addition, partly as a result of expected reductions in the availability of retrocessional capacity from third-party investors as third-party capital becomes less abundant, we expect that the trend of increasing rates for retrocessional coverage may accelerate. Accordingly, this trend may affect the amount of such protection we purchase in the future. However, consistent with our strategy of retaining more risk when prices are rising, we expect to manage any potential reductions in the availability of retrocessional reinsurance. We believe that we may also see additional opportunities to be a provider of retrocessional reinsurance as rates increase. Another factor that may contribute to rising rates is that we anticipate reinsurers will be less inclined to write certain classes of business in which we participate that are most impacted by social inflation trends, the risks of climate change, regional or market segment weakness, or other factors, without proper pricing adjustments if other, less risky, opportunities to deploy capital are available to them. Certain classes of business, like Florida homeowners’ coverage and certain forms of casualty coverage, may be impacted by more than one of these factors. Our assessment of these changes in risk exposure will impact our appetite to renew or pursue business we perceive to be adversely impacted, either absolutely or relative to other market opportunities.
Property Exposed Market Developments
While the impact of the COVID-19 pandemic may be the most significant driver of market dynamics in the near-term, there are other recent trends that have impacted property exposed markets. Prior to the emergence of the COVID-19 pandemic, property exposed markets were already experiencing constrained supply and elevated demand, resulting in upward pressure on rates. We estimate that the insurance and reinsurance markets experienced some of the largest back-to-back years for insured natural disaster losses in history from 2017 to 2019 from multiple hurricanes, typhoons, wildfires and earthquakes. The associated losses over this period affected an unusually large number of regions, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, difficulty of loss estimation, length of payout periods, social inflation risk and other factors have contributed to uncertainty around these loss events and the market has been impacted by continuing, significant adverse developments from these events. In particular, we estimate that the industry’s reported adverse developments on Typhoon Jebi and on Hurricane Irma would each represent, by themselves, historically large insured loss events. Moreover, to date the 2020 Atlantic storm season has been active, with an unusual number of early season named storms forming thus far.
We believe that revised views of risk as a result of these experiences and the potential reduction of capacity or risk appetite from the insurance-linked securities market, have contributed favorably to market conditions, although there can be no assurance that these developments will continue or be sustained. Based on our experience, intermediary reports and other industry commentary, in respect of the January and June 2020 renewals, rates for retrocessional reinsurance and some lines of primary insurance were up substantially, while rates on other layers of reinsurance, if loss free in expiring periods, were up less markedly. Loss affected reinsurance programs and lines, such as treaties exposed to the California wildfires, showed more substantially improved terms. In respect of the April 2020 renewal, which includes our Japanese property catastrophe business, the industry saw significant rate improvements in certain lines, such as wind risk, while earthquake-only risk remained flat, but at attractive levels. This momentum continued through the June 1 renewals. With respect to the COVID-19 pandemic, we were generally able to obtain COVID-19 pandemic exclusions on many of the new deals that we wrote, and only wrote deals without such exclusion that met certain specific criteria.
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
Casualty and Specialty Exposed Market Developments
Certain of the markets in which our Casualty and Specialty segment operate experienced generally favorable rate trends in respect of the January 2020 renewals. We have found increasing opportunities to write additional or new business in this segment, contributing to meaningful economic growth in our gross written business, especially when adjusting for the re-underwriting of the portfolio we purchased from TMR. In general, we have seen meaningful improvements in terms and conditions, including broad-based reductions in ceding commissions, from 2019 and into 2020 to date. In particular, across that period we have observed favorable conditions for accounts that exhibited elevated loss emergence or underlying rate deterioration, but we also estimate that the favorable market trends have extended more broadly. In the near term, we continue to expect that the COVID-19 pandemic will put further pressure on rates and that current pricing trends are likely to continue, with terms and conditions for loss-affected lines of business continuing to show particular improvement and certain other areas of the casualty and specialty market potentially maintaining less pronounced but positive adjustments.
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
Legislative and Regulatory Update
As a result of the COVID-19 pandemic, we are seeing many legislative and regulatory initiatives that, if enacted, could have a significant adverse effect on our business and results of operations. Legislative, regulatory, judicial or social influences may seek to impose new obligations on (re)insurers in connection with the COVID-19 pandemic that extend coverage beyond the intended contractual obligations or result in an increase in the frequency or severity of claims beyond expected levels, thereby resulting in unexpected or modeled insurance or reinsurance losses. Certain governments and regulatory bodies are also considering proposals that would retroactively change the terms of existing insurance contracts that generally exclude business interruption losses from pandemics. Further, a number of legislative proposals have been introduced or proposed to alter the financing of pandemic-related risk in several of the markets in which we operate, and the impact of these and other proposals on our business is uncertain at this time. For example, at the federal level, following the initial onset of the COVID-19 pandemic, Congress considered legislation that would have retroactively forced insurers to cover pandemic claims in business interruption policies even if specifically excluded. These bills have currently been withdrawn, although we cannot assure you that they or similar legislation will not be re-introduced in the future. At the state level in the U.S., at least eight states and the District of Columbia have considered legislation to require retroactive business interruption coverage, and while none have yet passed legislation, we expect that any such legislation will be challenged in court should it become law, however, any legal action challenging such legislation could take years to resolve and there can be no assurance that the outcomes would be favorable. Moreover, a number of stakeholder groups have advocated that, regardless of the passage of any such legislation, primary insurers voluntarily pay business interruption claims, even if excluded. While we are prepared to engage constructively with our cedants in respect of any such developments, we are also committed to enforcing our own contractual and legal rights, and the outcome of any of these developments is challenging to currently assess.
Congress is also considering several proposals which, if enacted, would impact the financing of future pandemic exposure and, accordingly, related markets for insurance, reinsurance and other financial products. For example, one such proposal would establish a Pandemic Risk Insurance Act, which would establish a public-private partnership with insurers retaining 5% of the risk of a future pandemic and the federal government assuming the remainder of the risk, with businesses charged an “actuarial premium.” Another proposal would create a standing, multi-billion-dollar fund which the federal government would use to pay businesses directly for pandemic losses, rather than through an insurance product.
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
Across the world, many governments have reacted to COVID-19 pandemic by proposing or enacting stimulus measures which incorporate a variety of strategies, including certain tax relief measures and incentives. In general, we do not expect to participate in, or benefit from, any such initiatives. Accordingly, at this time, we do not anticipate any tax law changes or incentives in the jurisdictions where we operate will have a beneficial impact on our results of operations or financial position. Over time, it is possible that many jurisdictions in which we operate, or markets where we provide coverages or services, may consider changes to their tax and revenue systems in light of the unprecedented stimulus, borrowing, and fiscal measures undertaken recently and which may yet be enacted as the COVID-19 pandemic and its impacts continue. It is possible that such measures could increase tax burdens on companies operating in such jurisdictions, or operating multilaterally, or which transact in or with respect to such jurisdictions. At this time, we cannot anticipate or estimate the costs of any such future initiatives.
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
In May 2020, the Federal Housing Finance Administration, the regulator and conservator of Fannie Mae and Freddie Mac, issued a proposed capital rule that would significantly reduce the value of credit risk transfer to government sponsored entities (“GSEs”), reinsurers and other capital market participants if enacted. The proposal includes a series of “haircuts” to the GSEs’ credit for risk transfer, meaning they would be expected to require a larger capital reserve even after transferring risk off their balance sheets. Accordingly, this could adversely impact the attractiveness to the GSE’s of investing in private financial protection, including reinsurance, which have been a source of private market demand growth in our sector over recent periods. We cannot assess with precision the probability these changes will be enacted or their exact impact on the markets in which we participate if they are.
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
In January 2020 media reports announced that the rating agency responsible for assigning financial stability ratings to more than 40 Florida domestic insurers had warned that several carriers would be expected to receive downgrades due to deteriorating conditions in the state’s property insurance market, and that more than a dozen of such carriers could be downgraded in the next few months. Factors cited by this agency included what the firm deemed to be the cumulative impact of prolonged periods of inadequate rate revisions by these carriers, as well as state judicial rulings adversely impacting claims awards, including in respect of the natural disasters of recent years.
Further, in February 2020, legislation was introduced in the Florida Senate, Bill No. SB 1334, which would, if ultimately adopted, significantly expand the Florida Hurricane Catastrophe Fund for a statutory period of several years. While the bill did not attain passage in this year’s session, it could be revisited in a future scheduled or special legislation session. In sum, taken together, these ongoing challenges have impacted our own risk selection criteria with respect to Florida exposures.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2019, during the six months ended June 30, 2020, except as described below. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2019 for a discussion of our exposure to these risks.
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
ITEM 4.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2019.
ITEM 1A.     RISK FACTORS
Except as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on June 4, 2020, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the second quarter of 2020, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$437,379
April 1 - 30, 2020	—	$—	—	$—	—	$—	—
May 1 - 31, 2020	284	$155.32	284	$155.32	—	$—	—
June 1 - 30, 2020	129	$146.10	129	$146.10	—	$—	—
Total	413	$152.44	413	$152.44	—	$—	$437,379

During the six months ended June 30, 2020, the Company repurchased 406 thousand common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share. Given the current economic environment and to preserve capital for both risk and opportunity, the Company suspended share repurchases in March 2020. The Company did not engage in any share repurchase activity during the three months ended June 30, 2020. At June 30, 2020, $437.4 million remained available for repurchase under the share repurchase program. In the near term, the Company intends to prioritize capital for deployment into its business; however, we may resume repurchases at any time when we believe it is prudent to do so and without further notice.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1	Investment Agreement, dated June 2, 2020, by and between RenaissanceRe Holdings Ltd. and State Farm Mutual Automobile Insurance. (1)
10.2	Amended and Restated Registration Rights Agreement, dated June 2, 2020, by and between RenaissanceRe Holdings Ltd. and State Farm Mutual Automobile Insurance. (1)
10.3
First Amendment to Amended and Restated Standby Letter of Credit Agreement, dated as of June 11, 2020, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Inc., DaVinci Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association.

31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
(1) Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 5, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 29, 2020 /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 29, 2020 /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)