Form 10-Q
period 2020-09-30
RENAISSANCERE HOLDINGS LTD
filed 2020-10-28
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at October 23, 2020 was 50,810,043.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,070,757 at September 30, 2020 (December 31, 2019 – $11,067,414)	$13,391,318	$11,171,655
Short term investments, at fair value	5,158,961	4,566,277
Equity investments trading, at fair value	547,381	436,931
Other investments, at fair value	1,122,683	1,087,377
Investments in other ventures, under equity method	98,990	106,549
Total investments	20,319,333	17,368,789
Cash and cash equivalents	1,287,378	1,379,068
Premiums receivable	3,337,120	2,599,896
Prepaid reinsurance premiums	1,082,270	767,781
Reinsurance recoverable	2,883,808	2,791,297
Accrued investment income	71,947	72,461
Deferred acquisition costs and value of business acquired	697,346	663,991
Receivable for investments sold	752,936	78,369
Other assets	306,265	346,216
Goodwill and other intangible assets	257,437	262,226
Total assets	$30,995,840	$26,330,094
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$9,900,615	$9,384,349
Unearned premiums	3,276,156	2,530,975
Debt	1,135,740	1,384,105
Reinsurance balances payable	3,915,804	2,830,691
Payable for investments purchased	1,597,893	225,275
Other liabilities	391,494	932,024
Total liabilities	20,217,702	17,287,419
Commitments and Contingencies
Redeemable noncontrolling interests	3,387,317	3,071,308
Shareholders’ Equity
Preference shares: $1.00 par value – 11,010,000 shares issued and outstanding at September 30, 2020 (December 31, 2019 – 16,010,000)	525,000	650,000
Common shares: $1.00 par value – 50,810,043 shares issued and outstanding at September 30, 2020 (December 31, 2019 – 44,148,116)	50,810	44,148
Additional paid-in capital	1,615,328	568,277
Accumulated other comprehensive loss	(2,083)	(1,939)
Retained earnings	5,201,766	4,710,881
Total shareholders’ equity attributable to RenaissanceRe	7,390,821	5,971,367
Total liabilities, noncontrolling interests and shareholders’ equity	$30,995,840	$26,330,094

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2020 and 2019
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
Gross premiums written	$1,143,058	$861,068	$4,870,651	$3,902,271
Net premiums written	$899,411	$704,130	$3,350,022	$2,656,126
Decrease (increase) in unearned premiums	100,772	202,618	(426,645)	(287,848)
Net premiums earned	1,000,183	906,748	2,923,377	2,368,278
Net investment income	83,543	111,387	272,321	312,069
Net foreign exchange gains (losses)	17,426	(8,275)	4,503	(1,812)
Equity in earnings of other ventures	5,457	5,877	19,062	17,350
Other income (loss)	1,476	1,016	(4,161)	5,109
Net realized and unrealized gains on investments	224,208	34,395	561,891	395,655
Total revenues	1,332,293	1,051,148	3,776,993	3,096,649
Expenses
Net claims and claim expenses incurred	942,030	654,520	2,023,256	1,334,928
Acquisition expenses	215,180	202,181	659,394	553,614
Operational expenses	49,045	53,415	165,583	158,162
Corporate expenses	48,050	13,844	75,939	76,480
Interest expense	11,843	15,580	38,612	42,868
Total expenses	1,266,148	939,540	2,962,784	2,166,052
Income before taxes	66,145	111,608	814,209	930,597
Income tax benefit (expense)	8,244	(3,664)	(12,785)	(20,670)
Net income	74,389	107,944	801,424	909,927
Net income attributable to redeemable noncontrolling interests	(19,301)	(62,057)	(236,120)	(204,091)
Net income attributable to RenaissanceRe	55,088	45,887	565,304	705,836
Dividends on preference shares	(7,289)	(9,189)	(23,634)	(27,567)
Net income available to RenaissanceRe common shareholders	$47,799	$36,698	$541,670	$678,269
Net income available to RenaissanceRe common shareholders per common share – basic	$0.94	$0.83	$11.60	$15.58
Net income available to RenaissanceRe common shareholders per common share – diluted	$0.94	$0.83	$11.58	$15.57
Dividends per common share	$0.35	$0.34	$1.05	$1.02

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and nine months ended September 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Comprehensive income
Net income	$74,389	$107,944	$801,424	$909,927
Change in net unrealized losses on investments, net of tax	2,186	608	41	1,880
Foreign currency translation adjustments, net of tax	(1,203)	8,249	(185)	4,541
Comprehensive income	75,372	116,801	801,280	916,348
Net income attributable to redeemable noncontrolling interests	(19,301)	(62,057)	(236,120)	(204,091)
Comprehensive income attributable to redeemable noncontrolling interests	(19,301)	(62,057)	(236,120)	(204,091)
Comprehensive income attributable to RenaissanceRe	$56,071	$54,744	$565,160	$712,257

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Preference shares
Beginning balance	$525,000	$650,000	$650,000	$650,000
Repurchase of shares	—	—	(125,000)	—
Ending balance	525,000	650,000	525,000	650,000
Common shares
Beginning balance	50,811	44,162	44,148	42,207
Issuance of shares	—	—	6,777	1,739
Repurchase of shares	—	—	(406)	—
Exercise of options and issuance of restricted stock awards	(1)	(10)	291	206
Ending balance	50,810	44,152	50,810	44,152
Additional paid-in capital
Beginning balance	1,602,738	552,210	568,277	296,099
Issuance of shares	(42)	—	1,088,730	248,259
Repurchase of shares	—	—	(62,215)	—
Change in redeemable noncontrolling interests	—	(145)	(353)	(361)
Exercise of options and issuance of restricted stock awards	12,632	8,101	20,889	16,169
Ending balance	1,615,328	560,166	1,615,328	560,166
Accumulated other comprehensive (loss) income
Beginning balance	(3,066)	(3,869)	(1,939)	(1,433)
Change in net unrealized losses on investments, net of tax	2,186	608	41	1,880
Foreign currency translation adjustments, net of tax	(1,203)	8,249	(185)	4,541
Ending balance	(2,083)	4,988	(2,083)	4,988
Retained earnings
Beginning balance	5,171,689	4,670,339	4,710,881	4,058,207
Net income	74,389	107,944	801,424	909,927
Net income attributable to redeemable noncontrolling interests	(19,301)	(62,057)	(236,120)	(204,091)
Dividends on common shares	(17,722)	(15,108)	(50,785)	(44,547)
Dividends on preference shares	(7,289)	(9,189)	(23,634)	(27,567)
Ending balance	5,201,766	4,691,929	5,201,766	4,691,929
Total shareholders’ equity	$7,390,821	$5,951,235	$7,390,821	$5,951,235

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2020 and 2019
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019
Cash flows provided by operating activities
Net income	$801,424	$909,927
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	(1,922)	(27,239)
Equity in undistributed earnings of other ventures	(907)	1,754
Net realized and unrealized gains on investments	(561,891)	(395,655)
Loss on sale of RenaissanceRe UK	30,242	—
Change in:
Premiums receivable	(736,070)	(625,031)
Prepaid reinsurance premiums	(314,489)	(216,064)
Reinsurance recoverable	(96,159)	482,663
Deferred acquisition costs	(33,383)	74,409
Reserve for claims and claim expenses	675,092	118,650
Unearned premiums	745,506	487,903
Reinsurance balances payable	1,089,733	738,442
Other	(267,397)	(285,327)
Net cash provided by operating activities	1,329,779	1,264,432
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	11,564,999	12,835,916
Purchases of fixed maturity investments trading	(13,114,732)	(13,403,711)
Net sales (purchases) of equity investments trading	1,842	(6,937)
Net purchases of short term investments	(549,218)	(1,362,151)
Net purchases of other investments	(101,302)	(130,476)
Net purchases of investments in other ventures	(2,407)	(2,341)
Return of investment from investment in other ventures	9,255	11,250
Net purchase of other assets	—	(4,108)
Net proceeds from sale of RenaissanceRe UK	136,744	—
Net purchase of TMR	—	(276,206)
Net cash used in investing activities	(2,054,819)	(2,338,764)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(50,785)	(44,547)
Dividends paid – preference shares	(23,634)	(27,567)
RenaissanceRe common share issuance, net of expenses	1,095,507	—
RenaissanceRe common share repurchases	(62,621)	—
Issuance of debt, net of expenses	—	396,411
Repayment of debt	(250,000)	—
Redemption of 6.08% Series C preference shares	(125,000)	—
Net third-party redeemable noncontrolling interest share transactions	59,104	515,952
Taxes paid on withholding shares	(10,264)	(7,229)
Net cash provided by financing activities	632,307	833,020
Effect of exchange rate changes on foreign currency cash	1,043	4,641
Net decrease in cash and cash equivalents	(91,690)	(236,671)
Cash and cash equivalents, beginning of period	1,379,068	1,107,922
Cash and cash equivalents, end of period	$1,287,378	$871,251

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
•RenaissanceRe UK, a U.K.-domiciled reinsurance company in run-off, provided property, casualty and specialty reinsurance coverages on a worldwide basis. RenaissanceRe UK was placed into run-off effective July 1, 2015, from which date all new and renewal business was written by the U.K. branch of RenaissanceRe Europe. On August 18, 2020, the Company completed the sale of RenaissanceRe UK to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL.
•The Company also manages property, casualty and specialty reinsurance business written on behalf of joint ventures, which include Top Layer Reinsurance Ltd., recorded under the equity method of accounting, and DaVinci Reinsurance Ltd. (“DaVinci”). Because the Company owns a noncontrolling economic interest in, but controls a majority of the outstanding voting power of, DaVinci’s parent, DaVinciRe Holdings Ltd. (“DaVinciRe”), the results of DaVinci and DaVinciRe are consolidated in the

Company’s consolidated financial statements and all significant intercompany transactions have been eliminated. Redeemable noncontrolling interest - DaVinciRe represents the interests of external parties with respect to the net income and shareholders’ equity of DaVinciRe. Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for these joint ventures in return for fee-based income and profit participation.
•RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted company, incorporated under the laws of Bermuda and registered as an institutional fund. Medici’s objective is to seek to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk. Third-party investors have subscribed for a portion of the participating, non-voting common shares of Medici. Because the Company owns a noncontrolling economic interest in, but controls a majority of the outstanding voting power of Medici, through its wholly-owned parent, RenaissanceRe Fund Holdings Ltd. (“Fund Holdings”), the results of Medici and Fund Holdings are consolidated in the Company’s consolidated financial statements and all significant inter-company transactions have been eliminated. Redeemable noncontrolling interest - Medici represents the interests of external parties with respect to the net income and shareholders’ equity of Medici.
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
•As a result of the acquisition of TMR, the Company manages Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (together, the “TMR managed third-party capital vehicles”), which provide third-party investors with access to reinsurance risk. Following the closing of the acquisition, the retrocessionaires providing reinsurance to TMR on certain TMR managed third-party capital vehicles’ legacy portfolios of in-force and expired contracts were replaced. The TMR managed third-party capital vehicles no longer write new business.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies the recognition of credit losses by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is applicable to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company's invested assets are measured at fair value through net income, and therefore those invested assets were not impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as reinsurance recoverables, that were not materially impacted by the adoption of ASU 2016-13. ASU 2016-13 is effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019, accordingly, the Company adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated statements of operations and financial position.

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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2020	December 31, 2019
U.S. treasuries	$4,350,971	$4,467,345
Agencies	437,681	343,031
Non-U.S. government	568,960	497,392
Non-U.S. government-backed corporate	401,449	321,356
Corporate	4,655,765	3,075,660
Agency mortgage-backed	1,086,474	1,148,499
Non-agency mortgage-backed	293,953	294,604
Commercial mortgage-backed	788,995	468,698
Asset-backed	807,070	555,070
Total fixed maturity investments trading	$13,391,318	$11,171,655

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2020	Amortized Cost	Fair Value
Due in less than one year	$617,235	$621,610
Due after one through five years	5,622,660	5,749,128
Due after five through ten years	3,247,152	3,374,898
Due after ten years	650,611	669,190
Mortgage-backed	2,124,561	2,169,422
Asset-backed	808,538	807,070
Total	$13,070,757	$13,391,318

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2020	December 31, 2019
Financials	$323,516	$248,189
Communications and technology	108,782	79,206
Consumer	41,442	35,987
Industrial, utilities and energy	33,968	38,583
Healthcare	33,314	29,510
Basic materials	6,359	5,456
Total	$547,381	$436,931

Pledged Investments
At September 30, 2020, $6.7 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2019 - $7.0 billion). Of this amount, $1.6 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2019 - $2.0 billion).

Reverse Repurchase Agreements
At September 30, 2020, the Company held $103.4 million (December 31, 2019 - $57.6 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed maturity investments	$68,022	$82,977	$211,303	$232,566
Short term investments	1,611	15,061	19,752	44,712
Equity investments	1,559	1,326	4,776	3,269
Other investments
Catastrophe bonds	13,626	12,812	41,284	33,284
Other	2,598	2,672	5,334	6,226
Cash and cash equivalents	441	1,978	2,782	5,801
	87,857	116,826	285,231	325,858
Investment expenses	(4,314)	(5,439)	(12,910)	(13,789)
Net investment income	$83,543	$111,387	$272,321	$312,069

Net Realized and Unrealized Gains on Investments
Net realized and unrealized gains on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net realized gains on fixed maturity investments trading	$55,665	$30,101	$219,001	$52,826
Net unrealized gains on fixed maturity investments trading	16,316	17,226	193,649	243,139
Net realized and unrealized gains on fixed maturity investments trading	71,981	47,327	412,650	295,965
Net realized and unrealized gains on investments-related derivatives	2,033	11,134	59,586	62,103
Net realized gains (losses) on equity investments trading	16,624	(72)	1,999	30,666
Net unrealized gains (losses) on equity investments trading	107,332	(26,451)	109,291	7,852
Net realized and unrealized gains (losses) on equity investments trading	123,956	(26,523)	111,290	38,518
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	12,611	9,242	2,711	(4,870)
Net realized and unrealized gains (losses) on other investments - other	13,627	(6,785)	(24,346)	3,939
Net realized and unrealized gains on investments	$224,208	$34,395	$561,891	$395,655

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$4,350,971	$4,350,971	$—	$—
Agencies	437,681	—	437,681	—
Non-U.S. government	568,960	—	568,960	—
Non-U.S. government-backed corporate	401,449	—	401,449	—
Corporate	4,655,765	—	4,655,765	—
Agency mortgage-backed	1,086,474	—	1,086,474	—
Non-agency mortgage-backed	293,953	—	293,953	—
Commercial mortgage-backed	788,995	—	788,995	—
Asset-backed	807,070	—	807,070	—
Total fixed maturity investments	13,391,318	4,350,971	9,040,347	—
Short term investments	5,158,961	—	5,158,961	—
Equity investments trading	547,381	547,381	—	—
Other investments
Catastrophe bonds	816,971	—	816,971	—
Private equity investments (1)	274,810	—	—	74,959
Senior secured bank loan funds (1)	20,933	—	—	—
Hedge funds (1)	9,969	—	—	—
Total other investments	1,122,683	—	816,971	74,959
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,608)	—	—	(6,608)
Derivatives (3)	(1,473)	1,232	(2,705)	—
Total other assets and (liabilities)	(8,081)	1,232	(2,705)	(6,608)
	$20,212,262	$4,899,584	$15,013,574	$68,351

(1)    Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)    Included in assumed and ceded (re)insurance contracts at September 30, 2020 was $2.2 million of other assets and $8.8 million of other liabilities.
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
U.S. Treasuries
Level 1 - At September 30, 2020, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 0.3% and a weighted average credit quality of AA (December 31, 2019 - 1.7% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2020, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 0.8% and a weighted average credit quality of AA (December 31, 2019 - 2.1% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2020, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AAA (December 31, 2019 - 1.6% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At September 30, 2020, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 0.9% and a weighted average credit quality of AA (December 31, 2019 - 2.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2020, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.4% and a weighted average credit quality of BBB (December 31, 2019 - 3.0% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At September 30, 2020, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.0%, a weighted average credit quality of AA and a weighted average life of 3.7 years (December 31, 2019 - 2.5%, AA and 4.9 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency Mortgage-backed
Level 2 - The Company’s non-agency mortgage-backed fixed maturity investments include non-agency prime, non-agency Alt-A and other non-agency residential mortgage-backed securities. At September 30, 2020, the Company’s non-agency prime residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.3%, a weighted average credit quality of BBB and a weighted average life of 4.1 years (December 31, 2019 - 3.3%, BBB and 4.8 years, respectively). The Company’s non-agency Alt-A residential mortgage-backed fixed maturity investments held at September 30, 2020 had a weighted average yield to maturity of 3.5%, a weighted average credit quality of non-investment grade and a weighted average life of 5.7 years (December 31, 2019 - 3.8%, non-investment grade and 6.3 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At September 30, 2020, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AAA, and a weighted average life of 5.2 years (December 31, 2019 - 2.6%, AAA and 5.7 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At September 30, 2020, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 2.0%, a weighted average credit quality of AAA and a weighted average life of 3.5 years (December 31, 2019 - 3.3%, AAA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of bank loans, student loans, credit card receivables, auto loans and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2020, the Company’s short term investments had a weighted average yield to maturity of 0.1% and a weighted average credit quality of AAA (December 31, 2019 - 1.6% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$74,959	Internal valuation model	Discount rate	n/a	n/a	8.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	74,959
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(934)	Internal valuation model	Bond price	n/a	n/a	$92.24
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(7,842)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,133
			Expected loss ratio	n/a	n/a	26.2%
			Discount rate	n/a	n/a	0.3%
Assumed and ceded (re)insurance contracts	2,168	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%
Total other assets and (liabilities)	(6,608)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$68,351

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2020	$71,450	$(6,711)	$64,739
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	4,044	—	4,044
Included in other income (loss)	—	575	575
Total foreign exchange losses	13	—	13
Purchases	—	(472)	(472)
Sales	(548)	—	(548)
Balance - September 30, 2020	$74,959	$(6,608)	$68,351

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2020	$74,634	$4,731	$79,365
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(10,492)	—	(10,492)
Included in other income (loss)	—	(4,035)	(4,035)
Total foreign exchange losses	(8)	—	(8)
Purchases	20,962	(1,565)	19,397
Sales	(10,137)	—	(10,137)
Settlements	—	(5,739)	(5,739)
Balance - September 30, 2020	$74,959	$(6,608)	$68,351

	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2019	$74,810	$7,942	$82,752
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(592)	—	(592)
Included in other income (loss)	—	(1,188)	(1,188)
Total foreign exchange losses	(8)	—	(8)
Purchases	—	(535)	(535)
Balance - September 30, 2019	$74,210	$6,219	$80,429

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2019	$54,545	$(8,359)	$46,186
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains on investments	1,790		1,790
Included in other income (loss)		(1,030)	(1,030)
Total foreign exchange losses	(16)	—	(16)
Purchases	17,891	(4,382)	13,509
Settlements	—	20	20
Amounts acquired (1)	—	19,970	19,970
Balance - September 30, 2019	$74,210	$6,219	$80,429

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
Other Investments
Private Equity Investments
Level 3 - At September 30, 2020, the Company’s other investments included $75.0 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2020, the Company had a $0.9 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At September 30, 2020, the Company had a $7.8 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Level 3 - At September 30, 2020, the Company had a $2.2 million net asset related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of internal valuation models. The inputs to the models are primarily based on the unexpired period of risk and an evaluation of the probability of loss. The fair value of the contracts are sensitive to loss-triggering events. In the event of a loss, the Company would adjust the fair value of the contract to account for a recovery or liability in accordance with the contract terms and the estimate of exposure under the contract. The inputs for the contracts are based on management’s evaluation and are unobservable.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2020 were debt obligations of $1.1 billion (December 31, 2019 - $1.4 billion). At September 30, 2020, the fair value of the Company’s debt obligations was $1.3 billion (December 31, 2019 – $1.5 billion).
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

	September 30, 2020	December 31, 2019
Other investments	$1,122,683	$1,087,377
Other assets	$11,508	$32,944
Other liabilities	$18,116	$28,213

Included in net realized and unrealized gains on investments for the three and nine months ended September 30, 2020 were net unrealized gains of $26.4 million and losses of $18.1 million, respectively,

related to the changes in fair value of other investments (2019 – net unrealized gains of $5.1 million and $7.3 million, respectively). Included in other (loss) income for the three and nine months ended September 30, 2020 were net unrealized gains of $Nil and $Nil related to the changes in the fair value of other assets and liabilities (2019 - $Nil and $Nil, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2020	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity investments	$199,851	$686,588	See below	See below	See below
Senior secured bank loan funds	20,933	8,185	See below	See below	See below
Hedge funds	9,969	—	See below	See below	See below
Total other investments measured using net asset valuations	$230,753	$694,773

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
Senior Secured Bank Loan Funds
At September 30, 2020, the Company had $20.9 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge Funds
At September 30, 2020, the Company had $10.0 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the shareholder.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Premiums written
Direct	$138,208	$108,478	$463,462	$318,984
Assumed	1,004,850	752,590	4,407,189	3,583,287
Ceded	(243,647)	(156,938)	(1,520,629)	(1,246,145)
Net premiums written	$899,411	$704,130	$3,350,022	$2,656,126
Premiums earned
Direct	$128,621	$103,446	$401,177	$283,898
Assumed	1,301,871	1,146,831	3,732,961	3,114,408
Ceded	(430,309)	(343,529)	(1,210,761)	(1,030,028)
Net premiums earned	$1,000,183	$906,748	$2,923,377	$2,368,278
Claims and claim expenses
Gross claims and claim expenses incurred	$1,192,132	$714,714	$2,587,073	$1,804,889
Claims and claim expenses recovered	(250,102)	(60,194)	(563,817)	(469,961)
Net claims and claim expenses incurred	$942,030	$654,520	$2,023,256	$1,334,928

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
At September 30, 2020, the Company’s reinsurance recoverable balance was $2.9 billion (December 31, 2019 - $2.8 billion). Of the Company’s reinsurance recoverable balance at September 30, 2020, 49.5% is fully collateralized by our reinsurers, 49.3% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2019 - 57.5%, 41.0% and 1.5%, respectively). The reinsurers with the three largest balances accounted for 15.8%, 9.8% and 6.9%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2020 (December 31, 2019 - 12.7%, 7.2% and 7.0%, respectively). The valuation allowance recorded against reinsurance recoverable was $10.2 million at September 30, 2020 (December 31, 2019 - $7.3 million). The three largest company-specific components of the valuation allowance represented 16.0%, 7.4% and 5.7%, respectively, of the Company’s total valuation allowance at September 30, 2020 (December 31, 2019 - 18.1%, 7.9% and 7.2%, respectively).
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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2020	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,037,526	$1,752,260	$1,238,478	$4,028,264
Casualty and Specialty	1,625,554	123,001	4,123,464	5,872,019
Other	332	—	—	332
Total	$2,663,412	$1,875,261	$5,361,942	$9,900,615

At December 31, 2019
Property	$1,253,406	$1,631,223	$1,189,221	$4,073,850
Casualty and Specialty	1,596,426	129,720	3,583,913	5,310,059
Other	440	—	—	440
Total	$2,850,272	$1,760,943	$4,773,134	$9,384,349

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2020	2019
Net reserves as of beginning of period	$6,593,052	$3,704,050
Net incurred related to:
Current year	2,078,639	1,349,448
Prior years	(55,383)	(14,520)
Total net incurred	2,023,256	1,334,928
Net paid related to:
Current year	191,213	128,471
Prior years	1,293,014	563,539
Total net paid	1,484,227	692,010
Foreign exchange (1)	39,904	(41,605)
Amounts disposed of (2)	(155,178)	—
Amounts acquired (3)	—	1,858,775
Net reserves as of end of period	7,016,807	6,164,138
Reinsurance recoverable as of end of period	2,883,808	2,438,299
Gross reserves as of end of period	$9,900,615	$8,602,437

(1)    Reflects the impact of the foreign exchange revaluation of the net reserve for claims and claim expenses denominated in non-U.S. dollars as at the balance sheet date.
(2)    Represents the fair value of RenaissanceRe UK's reserve for claims and claim expenses, net of reinsurance recoverables, disposed of on August 18, 2020.
(3)    Represents the fair value of TMR's reserve for claims and claim expenses, net of reinsurance recoverables, acquired at March 22, 2019.

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
The following table details the Company’s prior year development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2020	2019
	(Favorable) adverse development	(Favorable) adverse development
Property	$(31,425)	$5,020
Casualty and Specialty	(23,827)	(19,718)
Other	(131)	178
Total net favorable development of prior accident years net claims and claim expenses	$(55,383)	$(14,520)

Changes to prior year estimated claims reserves increased net income by $55.4 million during the nine months ended September 30, 2020 (2019 - increased net income by $14.5 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interests and income tax.

Property Segment
The following tables detail the development of the Company’s liability for unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(13,435)
2018 Large Loss Events	(12,306)
2017 Large Loss Events	(9,101)
Other	11,265
Total large catastrophe events	(23,577)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(13,293)
Total small catastrophe events and attritional loss movements	(13,293)
Total catastrophe and attritional net claims and claim expenses	(36,870)
Actuarial assumption changes	5,445
Total net favorable development of prior accident years net claims and claim expenses	$(31,425)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2020 of $31.4 million was primarily comprised of net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$13.4 million associated with Hurricane Dorian and Typhoon Faxai, Typhoon Hagibis and losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$12.3 million associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the ”2018 Large Loss Events”); and
•$9.1 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”).
Partially offsetting this net favorable development was net adverse development of $5.4 million related to actuarial assumption changes.

Nine months ended September 30,	2019
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(90,817)
2018 Large Loss Events	61,592
Other	23,834
Total large catastrophe events	(5,391)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	1,166
Total small catastrophe events and attritional loss movements	1,166
Total catastrophe and attritional net claims and claim expenses	(4,225)
Actuarial assumption changes	9,245
Total net adverse development of prior accident years net claims and claim expenses	$5,020

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2019 of $5.0 million was comprised of net favorable development of $5.4 million related to large catastrophe events, net adverse development of $1.2 million related to small catastrophe events and attritional loss movements and net adverse development of $9.2 million related to actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large catastrophe events within the Property segment was $90.8 million of net decreases in the estimated ultimate losses associated with the 2017 Large Loss Events, partially offset by $61.6 million of net increases in the estimated ultimate losses associated with the 2018 Large Loss Events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2020	2019
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods	$(27,944)	$(54,527)
Actuarial assumption changes	4,117	34,809
Total net favorable development of prior accident years net claims and claim expenses	$(23,827)	$(19,718)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $23.8 million in the nine months ended September 30, 2020 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by net adverse development of $4.1 million associated with certain actuarial assumption changes.
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
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$451,056	$392,161	$424,920	$391,475
3.450% Senior Notes due 2027	329,331	296,662	314,070	296,292
3.700% Senior Notes due 2025	316,536	298,335	318,567	298,057
5.75% Senior Notes due 2020	—	—	251,030	249,931
4.750% Senior Notes due 2025 (DaVinciRe) (1)	164,481	148,582	160,031	148,350
Total debt	$1,261,404	$1,135,740	$1,468,618	$1,384,105

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2020	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	330,356
Unsecured	346,459
Funds at Lloyd’s Letter of Credit Facility	290,000
$966,815

(1)     At September 30, 2020, no amounts were issued or drawn under this facility.
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
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2020	December 31, 2019
Redeemable noncontrolling interest - DaVinciRe	$1,594,683	$1,435,581
Redeemable noncontrolling interest - Medici	696,999	632,112
Redeemable noncontrolling interest - Vermeer	1,095,635	1,003,615
Redeemable noncontrolling interests	$3,387,317	$3,071,308

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Redeemable noncontrolling interest - DaVinciRe	$(26,616)	$30,558	$146,664	$152,946
Redeemable noncontrolling interest - Medici	33,963	15,211	42,436	19,396
Redeemable noncontrolling interest - Vermeer	11,954	16,288	47,020	31,749
Net income attributable to redeemable noncontrolling interests	$19,301	$62,057	$236,120	$204,091

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 21.4% at September 30, 2020 (December 31, 2019 - 21.9%).
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
2020
Effective January 1, 2020, the Company sold an aggregate of $10.0 million of its shares in DaVinciRe to an existing third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 21.4%.
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$1,621,300	$1,431,101	$1,435,581	$1,034,946
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(1)	1,018	2,447	86
Sale of shares to redeemable noncontrolling interests	—	—	9,991	274,699
Net (loss) income attributable to redeemable noncontrolling interest	(26,616)	30,558	146,664	152,946
Ending balance	$1,594,683	$1,462,677	$1,594,683	$1,462,677

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
2020
During the nine months ended September 30, 2020, third-party investors subscribed for $102.9 million and redeemed $80.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.5% at September 30, 2020.

2019
During the nine months ended September 30, 2019, third-party investors subscribed for $142.9 million and redeemed $44.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.7% at September 30, 2019.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$682,118	$515,915	$632,112	$416,765
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(31,174)	(7,008)	(80,412)	(44,448)
Sale of shares to redeemable noncontrolling interests	12,092	10,500	102,863	142,905
Net income attributable to redeemable noncontrolling interest	33,963	15,211	42,436	19,396
Ending balance	$696,999	$534,618	$696,999	$534,618

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
2020
During the nine months ended September 30, 2020, PGGM subscribed for $45.0 million of the participating, non-voting common shares of Vermeer.
2019
During the nine months ended September 30, 2019, PGGM subscribed for $150.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Beginning balance	$1,083,681	$765,450	$1,003,615	$599,989
Sale of shares to redeemable noncontrolling interest	—	—	45,000	150,000
Net income attributable to redeemable noncontrolling interest	11,954	16,288	47,020	31,749
Ending balance	$1,095,635	$781,738	$1,095,635	$781,738

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
2020
During the nine months ended September 30, 2020, $802.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $95.4 million to the Company. Also during the nine months ended September 30, 2020 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $302.0 million of capital to its investors, including $61.6 million to the Company. At September 30, 2020, the Company’s participation in the risks assumed by Upsilon RFO was 13.9%.
At September 30, 2020, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.5 billion and $3.5 billion, respectively (December 31, 2019 - $3.1 billion and $3.1 billion, respectively). Of the total assets and liabilities, a net amount of $291.0 million is attributable to the Company, and $1.8 billion is attributable to third-party investors.
2019
During 2019, $618.7 million of Upsilon RFO non-voting preference shares were issued to new and existing investors, including $100.0 million to the Company. In addition, Upsilon RFO returned $279.2 million of capital to its investors, including $31.0 million to the Company. At December 31, 2019, the Company’s participation in the risks assumed by Upsilon RFO was 16.5%.
Payments for certain of the shares issued during 2020 and 2019 that were received by the Company prior to January 1, 2020 and January 1, 2019, respectively, were included in other liabilities on the Company’s consolidated balance sheet at December 31, 2019 and December 31, 2018, respectively, and in other operating cash flows on the Company’s consolidated statements of cash flows for 2019 and 2018, respectively. During 2020 and 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by this amount, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable on the Company consolidated statements of cash flows for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.
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
At September 30, 2020, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.3 billion and $250.1 million, respectively (December 31, 2019 - $1.0 billion and $23.2 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.1 billion at September 30, 2020 (December 31, 2019 - $1.0 billion).
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
On July 6, 2018, all previously outstanding series of notes issued by Mona Lisa Re were redeemed and the proceeds were returned to the holders of such notes. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for a total principal amount of $400.0 million. At September 30, 2020, the total assets and total liabilities of Mona Lisa Re were $408.1 million and $408.1 million, respectively (December 31, 2019 - $6 thousand and $6 thousand, respectively).
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
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $2.8 million at September 30, 2020.
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $24.3 million and $6.7 million, respectively, during the nine months ended September 30, 2020 (2019 - $Nil and $Nil, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $18.2 million and $5.1 million, respectively, during the nine months ended September 30, 2020 (2019 - $Nil and $Nil, respectively).

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
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $1.0 million at September 30, 2020 (December 31, 2019 - $0.4 million).
Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums written of $11 thousand and ceded premiums earned of $11 thousand during the nine months ended September 30, 2020 (2019 - $0.1 million and $0.1 million, respectively). During the nine months ended September 30, 2020, Renaissance Reinsurance reduced its net claims and claim expenses ceded to Fibonacci Re by $7.5 million (2019 - ceded net claims and claim expenses of $7.5 million) and as of September 30, 2020 had a net reinsurance recoverable of $Nil from Fibonacci Re (December 31, 2019 - $7.5 million).
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2020 the Company has invested $2.0 million in Langhorne Holdings (December 31, 2019 - $1.7 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of September 30, 2020 the Company has invested $0.1 million in Langhorne Partners (December 31, 2019 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Norwood Re
Norwood Re is managed by a subsidiary of RenaissanceRe Europe that the Company acquired in the acquisition of TMR. Norwood Re is a Bermuda domiciled SPI registered as a segregated accounts company formed to provide solutions for reinsurance-linked asset investors. Norwood Re is wholly owned by the Norwood Re Purpose Trust. Risks assumed by the segregated accounts of Norwood Re are fronted by or ceded from only one cedant - RenaissanceRe Europe and/or its insurance affiliates. The obligations of each segregated account are funded through the issuance of non-voting preference shares to third-party investors. The maximum exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto. Norwood Re no longer writes new business, and the last in-force contract written by Norwood expired on June 30, 2020.
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
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.35 per common share, payable to common shareholders of record on March 13, 2020, June 15, 2020 and September 15, 2020, and the Company paid the dividends on March 31, 2020, June 30, 2020, and September 30, 2020.
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
During the nine months ended September 30, 2020, the Company paid $23.6 million in preference share dividends (2019 - $27.6 million) and $50.8 million in common share dividends (2019 - $44.5 million).
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
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2020, the Company repurchased 405,682 common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share. Given the current economic environment and to preserve capital for both risk and opportunity, the Company suspended share repurchases in March 2020. The Company did not engage in any share repurchase activity during the second and third quarters of 2020. At September 30, 2020, $437.4 million remained available for repurchase under the share repurchase program. In the near term, the Company intends to prioritize capital for deployment into its business; however, we may resume repurchases at any time when we believe it is prudent to do so and without further notice.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income available to RenaissanceRe common shareholders	$47,799	$36,698	$541,670	$678,269
Amount allocated to participating common shareholders (1)	(582)	(446)	(6,677)	(8,074)
Net income allocated to RenaissanceRe common shareholders	$47,217	$36,252	$534,993	$670,195
Denominator:
Denominator for basic income per RenaissanceRe common share - weighted average common shares	50,009	43,462	46,130	43,003
Per common share equivalents of employee stock options and non-vested shares	85	75	70	46
Denominator for diluted income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	50,094	43,537	46,200	43,049
Net income available to RenaissanceRe common shareholders per common share – basic	$0.94	$0.83	$11.60	$15.58
Net income available to RenaissanceRe common shareholders per common share – diluted	$0.94	$0.83	$11.58	$15.57

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
The Company does not currently manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$427,765	$715,293	$—	$1,143,058
Net premiums written	$378,708	$520,703	$—	$899,411
Net premiums earned	$516,623	$483,560	$—	$1,000,183
Net claims and claim expenses incurred	590,958	351,052	20	942,030
Acquisition expenses	98,545	116,636	(1)	215,180
Operational expenses	33,672	15,319	54	49,045
Underwriting (loss) income	$(206,552)	$553	$(73)	(206,072)
Net investment income			83,543	83,543
Net foreign exchange gains			17,426	17,426
Equity in earnings of other ventures			5,457	5,457
Other income			1,476	1,476
Net realized and unrealized gains on investments			224,208	224,208
Corporate expenses			(48,050)	(48,050)
Interest expense			(11,843)	(11,843)
Income before taxes				66,145
Income tax benefit			8,244	8,244
Net income attributable to redeemable noncontrolling interests			(19,301)	(19,301)
Dividends on preference shares			(7,289)	(7,289)
Net income available to RenaissanceRe common shareholders				$47,799

Net claims and claim expenses incurred – current accident year	$629,827	$366,080	$—	$995,907
Net claims and claim expenses incurred – prior accident years	(38,869)	(15,028)	20	(53,877)
Net claims and claim expenses incurred – total	$590,958	$351,052	$20	$942,030

Net claims and claim expense ratio – current accident year	121.9%	75.7%		99.6%
Net claims and claim expense ratio – prior accident years	(7.5)%	(3.1)%		(5.4)%
Net claims and claim expense ratio – calendar year	114.4%	72.6%		94.2%
Underwriting expense ratio	25.6%	27.3%		26.4%
Combined ratio	140.0%	99.9%		120.6%

Nine months ended September 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,690,827	$2,179,824	$—	$4,870,651
Net premiums written	$1,757,427	$1,592,595	$—	$3,350,022
Net premiums earned	$1,429,074	$1,494,303	$—	$2,923,377
Net claims and claim expenses incurred	899,860	1,123,527	(131)	2,023,256
Acquisition expenses	278,668	380,726	—	659,394
Operational expenses	109,335	56,195	53	165,583
Underwriting income (loss)	$141,211	$(66,145)	$78	75,144
Net investment income			272,321	272,321
Net foreign exchange gains			4,503	4,503
Equity in earnings of other ventures			19,062	19,062
Other loss			(4,161)	(4,161)
Net realized and unrealized gains on investments			561,891	561,891
Corporate expenses			(75,939)	(75,939)
Interest expense			(38,612)	(38,612)
Income before taxes				814,209
Income tax expense			(12,785)	(12,785)
Net income attributable to redeemable noncontrolling interests			(236,120)	(236,120)
Dividends on preference shares			(23,634)	(23,634)
Net income available to RenaissanceRe common shareholders				$541,670

Net claims and claim expenses incurred – current accident year	$931,285	$1,147,354	$—	$2,078,639
Net claims and claim expenses incurred – prior accident years	(31,425)	(23,827)	(131)	(55,383)
Net claims and claim expenses incurred – total	$899,860	$1,123,527	$(131)	$2,023,256

Net claims and claim expense ratio – current accident year	65.2%	76.8%		71.1%
Net claims and claim expense ratio – prior accident years	(2.2)%	(1.6)%		(1.9)%
Net claims and claim expense ratio – calendar year	63.0%	75.2%		69.2%
Underwriting expense ratio	27.1%	29.2%		28.2%
Combined ratio	90.1%	104.4%		97.4%

Three months ended September 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$314,400	$546,668	$—	$861,068
Net premiums written	$302,982	$401,148	$—	$704,130
Net premiums earned	$444,332	$462,416	$—	$906,748
Net claims and claim expenses incurred	338,260	316,099	161	654,520
Acquisition expenses	79,521	122,654	6	202,181
Operational expenses	34,238	19,198	(21)	53,415
Underwriting (loss) income	$(7,687)	$4,465	$(146)	(3,368)
Net investment income			111,387	111,387
Net foreign exchange losses			(8,275)	(8,275)
Equity in earnings of other ventures			5,877	5,877
Other income			1,016	1,016
Net realized and unrealized gains on investments			34,395	34,395
Corporate expenses			(13,844)	(13,844)
Interest expense			(15,580)	(15,580)
Income before taxes				111,608
Income tax expense			(3,664)	(3,664)
Net income attributable to redeemable noncontrolling interests			(62,057)	(62,057)
Dividends on preference shares			(9,189)	(9,189)
Net income available to RenaissanceRe common shareholders				$36,698

Net claims and claim expenses incurred – current accident year	$345,880	$319,087	$—	$664,967
Net claims and claim expenses incurred – prior accident years	(7,620)	(2,988)	161	(10,447)
Net claims and claim expenses incurred – total	$338,260	$316,099	$161	$654,520

Net claims and claim expense ratio – current accident year	77.8%	69.0%		73.3%
Net claims and claim expense ratio – prior accident years	(1.7)%	(0.6)%		(1.1)%
Net claims and claim expense ratio – calendar year	76.1%	68.4%		72.2%
Underwriting expense ratio	25.6%	30.6%		28.2%
Combined ratio	101.7%	99.0%		100.4%

Nine months ended September 30, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,185,984	$1,716,287	$—	$3,902,271
Net premiums written	$1,411,327	$1,244,799	$—	$2,656,126
Net premiums earned	$1,160,090	$1,208,188	$—	$2,368,278
Net claims and claim expenses incurred	541,217	793,533	178	1,334,928
Acquisition expenses	222,971	330,829	(186)	553,614
Operational expenses	99,546	58,603	13	158,162
Underwriting income (loss)	$296,356	$25,223	$(5)	321,574
Net investment income			312,069	312,069
Net foreign exchange losses			(1,812)	(1,812)
Equity in earnings of other ventures			17,350	17,350
Other income			5,109	5,109
Net realized and unrealized gains on investments			395,655	395,655
Corporate expenses			(76,480)	(76,480)
Interest expense			(42,868)	(42,868)
Income before taxes				930,597
Income tax expense			(20,670)	(20,670)
Net income attributable to redeemable noncontrolling interests			(204,091)	(204,091)
Dividends on preference shares			(27,567)	(27,567)
Net income available to RenaissanceRe common shareholders				$678,269

Net claims and claim expenses incurred – current accident year	$536,197	$813,251	$—	$1,349,448
Net claims and claim expenses incurred – prior accident years	5,020	(19,718)	178	(14,520)
Net claims and claim expenses incurred – total	$541,217	$793,533	$178	$1,334,928

Net claims and claim expense ratio – current accident year	46.2%	67.3%		57.0%
Net claims and claim expense ratio – prior accident years	0.5%	(1.6)%		(0.6)%
Net claims and claim expense ratio – calendar year	46.7%	65.7%		56.4%
Underwriting expense ratio	27.8%	32.2%		30.0%
Combined ratio	74.5%	97.9%		86.4%

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
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$3,642	$2,057	$1,585	Other assets	$—	$1,585
Foreign currency forward contracts (1)	3,235	695	2,540	Other assets	—	2,540
Foreign currency forward contracts (2)	1,100	413	687	Other assets	—	687
Credit default swaps	76	—	76	Other assets	—	76
Total derivative instruments not designated as hedges	8,053	3,165	4,888		—	4,888
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	4,744	3,210	1,534	Other assets	—	1,534
Total	$12,797	$6,375	$6,422		$—	$6,422

	Derivative Liabilities
At September 30, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,410	$2,057	$353	Other liabilities	$353	$—
Interest rate swaps	54	—	54	Other assets	54	—
Foreign currency forward contracts (1)	6,885	998	5,887	Other liabilities	—	5,887
Foreign currency forward contracts (2)	1,364	413	951	Other liabilities	—	951
Credit default swaps	244	—	244	Other assets	244	—
Total return swaps	85	—	85	Other assets	—	85
Total derivative instruments not designated as hedges	11,042	3,468	7,574		651	6,923
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	581	260	321	Other liabilities	—	321
Total	$11,623	$3,728	$7,895		$651	$7,244

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.

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
(3)Contracts designated as hedges of net investments in foreign operations.
See “Note 3. Investments” for information on reverse repurchase agreements.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2020	2019
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains on investments	$4,985	$7,263
Interest rate swaps	Net realized and unrealized gains on investments	243	887
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	2,495	(5,912)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(730)	911
Credit default swaps	Net realized and unrealized gains on investments	(87)	65
Total return swaps	Net realized and unrealized gains on investments	1,227	1,960
Equity futures	Net realized and unrealized gains on investments	(4,335)	959
Total derivative instruments not designated as hedges		3,798	6,133
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	(1,957)	3,264
Total derivative instruments designated as hedges		(1,957)	3,264
Total		$1,841	$9,397

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2020	2019
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains on investments	$95,548	$35,570
Interest rate swaps	Net realized and unrealized gains on investments	2,852	2,071
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	9,073	(13,086)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(1,943)	(1,370)
Credit default swaps	Net realized and unrealized gains on investments	(3,010)	5,521
Total return swaps	Net realized and unrealized gains on investments	(5,759)	6,995
Equity futures	Net realized and unrealized gains on investments	(30,045)	11,946
Total derivative instruments not designated as hedges		66,716	47,647
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	193	4,108
Total derivative instruments designated as hedges		193	4,108
Total		$66,909	$51,755

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.

The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2020.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2020, the Company had $2.2 billion of notional long positions and $1.1 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2019 - $2.5 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2020, the Company had $Nil of notional positions paying a fixed rate and $23.5 million receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2019 - $27.9 million and $25.5 million, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2020, the Company had outstanding underwriting related foreign currency contracts of $445.4 million in notional long positions and $523.6 million in notional short positions, denominated in U.S. dollars (December 31, 2019 - $722.6 million and $1.2 billion, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2020, the Company had outstanding investment portfolio related foreign currency contracts of $257.4 million in notional long positions and $112.3 million in notional short positions, denominated in U.S. dollars (December 31, 2019 - $195.6 million and $61.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2020, the Company had outstanding credit default swaps of $Nil in notional positions to hedge credit risk and $115.2 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2019 - $0.5 million and $143.4 million, respectively).
Total Return Swaps
The Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At September 30, 2020, the Company had $6.1 million of notional long positions (long credit) and $Nil of notional short positions (short credit), denominated in U.S. dollars (December 31, 2019 - $173.5 million and $Nil, respectively).
Equity Derivatives
Equity Futures
The Company uses equity derivatives in its investment portfolio from time to time to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2020, the Company had $Nil notional long position and $Nil notional short position of equity futures, denominated in U.S. dollars (December 31, 2019 - $122.0 million and $Nil, respectively).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
In connection with the acquisition of TMR, the Company acquired certain entities with non-U.S. dollar functional currencies, including RenaissanceRe Europe AG, Australia Branch and RenaissanceRe Europe AG, U.K. Branch, which have an Australian dollar and Pound sterling functional currency, respectively. The Company has entered into foreign exchange forwards to hedge the Australian dollar and Pound sterling net investments in foreign operations, on an after-tax basis, from changes in the exchange rates between the U.S. dollar and the Australian dollar and between the U.S. dollar and the Pound sterling.
The Company utilizes foreign exchange forward contracts to hedge the fair value of its net investments in foreign operations. During 2020 and 2019, the Company entered into foreign exchange forward contracts that were formally designated as hedges of its investments in RenaissanceRe Europe AG, Australia Branch and RenaissanceRe Europe AG, U.K Branch. There was no ineffectiveness in these transactions.

The table below provides a summary of derivative instruments designated as hedges of net investments in foreign operations, including the weighted average U.S. dollar equivalent of foreign denominated net (liabilities) assets that were hedged and the resulting derivative (losses) gains that are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive (loss) income on the Company’s consolidated statements of changes in shareholders’ equity:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted average of U.S. dollar equivalent of foreign denominated net (liabilities) assets	$(59,250)	$79,538	$8,777	$80,303
Derivative (losses) gains (1)	$(1,957)	$3,264	$193	$4,108

(1)    Derivative (losses) gains from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive (loss) income on the Company’s consolidated statements of changes in shareholders’ equity.
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

NOTE 15. SALE OF RENAISSANCERE UK
On February 4, 2020, RenaissanceRe Specialty Holdings entered into an agreement to sell its wholly owned subsidiary, RenaissanceRe UK, a U.K. run-off company, to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. The sale received regulatory approval on July 17, 2020 and closed on August 18, 2020. The Company recognized a pre-tax loss on the sale of RenaissanceRe UK of $30.2 million, which is included in corporate expenses in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2020. The loss on sale includes amounts related to prior purchase GAAP adjustments and cumulative currency translation adjustments recorded since the acquisition of RenaissanceRe UK. The financial results of RenaissanceRe UK for the period from January 1, 2020 through August 18, 2020, are recorded in the Company’s consolidated statements of operations as part of net income available to RenaissanceRe common shareholders for the three and nine months ended September 30, 2020. Prior to the sale, the underwriting activities of RenaissanceRe UK were principally all within the Company’s Casualty and Specialty segment.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION PROVIDED IN CONNECTION WITH OUTSTANDING DEBT OF SUBSIDIARIES
The following tables are provided in connection with outstanding debt of the Company’s subsidiaries and present condensed consolidating balance sheets at September 30, 2020 and December 31, 2019, condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019, and condensed consolidating statements of cash flows for the nine months ended September 30, 2020 and 2019. RenaissanceRe Finance Inc. is a 100% owned subsidiary of RenaissanceRe and has outstanding debt securities. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 8. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2019 and “Note 7. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” included herein.

Condensed Consolidating Balance Sheet at September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$263,640	$33,702	$20,021,991	$—	$20,319,333
Cash and cash equivalents	10,523	11,125	1,265,730	—	1,287,378
Investments in subsidiaries	6,493,407	1,517,062	736,150	(8,746,619)	—
Due from subsidiaries and affiliates	7,984	(106,263)	98,284	(5)	—
Premiums receivable	—	—	3,337,120	—	3,337,120
Prepaid reinsurance premiums	—	—	1,082,270	—	1,082,270
Reinsurance recoverable	—	—	2,883,808	—	2,883,808
Accrued investment income	491	11	71,445	—	71,947
Deferred acquisition costs	—	—	697,346	—	697,346
Receivable for investments sold	—	—	752,936	—	752,936
Other assets	924,023	13,733	400,402	(1,031,893)	306,265
Goodwill and other intangible assets	113,136	—	144,301	—	257,437
Total assets	$7,813,204	$1,469,370	$31,491,783	$(9,778,517)	$30,995,840
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$9,900,615	$—	$9,900,615
Unearned premiums	—	—	3,276,156	—	3,276,156
Debt	392,161	772,300	1,003,695	(1,032,416)	1,135,740
Reinsurance balances payable	—	—	3,915,804	—	3,915,804
Payable for investments purchased	9,988	2,497	1,585,408	—	1,597,893
Other liabilities	20,234	8,228	3,359,021	(2,995,989)	391,494
Total liabilities	422,383	783,025	23,040,699	(4,028,405)	20,217,702
Redeemable noncontrolling interests	—	—	3,387,317	—	3,387,317
Shareholders’ Equity
Total shareholders’ equity	7,390,821	686,345	5,063,767	(5,750,112)	7,390,821
Total liabilities, noncontrolling interests and shareholders’ equity	$7,813,204	$1,469,370	$31,491,783	$(9,778,517)	$30,995,840
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Balance Sheet at December 31, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Assets
Total investments	$190,451	$288,137	$16,890,201	$—	$17,368,789
Cash and cash equivalents	26,460	8,731	1,343,877	—	1,379,068
Investments in subsidiaries	5,204,260	1,426,838	48,247	(6,679,345)	—
Due from subsidiaries and affiliates	10,725	—	101,579	(112,304)	—
Premiums receivable	—	—	2,599,896	—	2,599,896
Prepaid reinsurance premiums	—	—	767,781	—	767,781
Reinsurance recoverable	—	—	2,791,297	—	2,791,297
Accrued investment income	—	1,171	71,290	—	72,461
Deferred acquisition costs	—	—	663,991	—	663,991
Receivable for investments sold	173	—	78,196	—	78,369
Other assets	847,406	12,211	312,556	(825,957)	346,216
Goodwill and other intangible assets	116,212	—	146,014	—	262,226
Total assets	$6,395,687	$1,737,088	$25,814,925	$(7,617,606)	$26,330,094
Liabilities, Noncontrolling Interest and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$—	$—	$9,384,349	$—	$9,384,349
Unearned premiums	—	—	2,530,975	—	2,530,975
Debt	391,475	970,255	148,349	(125,974)	1,384,105
Amounts due to subsidiaries and affiliates	6,708	102,493	51	(109,252)	—
Reinsurance balances payable	—	—	2,830,691	—	2,830,691
Payable for investments purchased	—	—	225,275	—	225,275
Other liabilities	26,137	14,162	899,960	(8,235)	932,024
Total liabilities	424,320	1,086,910	16,019,650	(243,461)	17,287,419
Redeemable noncontrolling interests	—	—	3,071,308	—	3,071,308
Shareholders’ Equity
Total shareholders’ equity	5,971,367	650,178	6,723,967	(7,374,145)	5,971,367
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$6,395,687	$1,737,088	$25,814,925	$(7,617,606)	$26,330,094
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$1,000,183	$—	$1,000,183
Net investment income	10,199	16	84,285	(10,957)	83,543
Net foreign exchange gains (losses)	4,233	—	12,731	462	17,426
Equity in earnings of other ventures	—	1,527	3,930	—	5,457
Other (loss) income	—	—	1,531	(55)	1,476
Net realized and unrealized gains on investments	1,324	(21)	222,905	—	224,208
Total revenues	15,756	1,522	1,325,565	(10,550)	1,332,293
Expenses
Net claims and claim expenses incurred	—	—	942,030	—	942,030
Acquisition expenses	1,025	—	214,155	—	215,180
Operational expenses	2,335	602	46,200	(92)	49,045
Corporate expenses	11,446	7	36,597	—	48,050
Interest expense	3,829	6,993	12,009	(10,988)	11,843
Total expenses	18,635	7,602	1,250,991	(11,080)	1,266,148
Income (loss) before equity in net income (loss) of subsidiaries and taxes	(2,879)	(6,080)	74,574	530	66,145
Equity in net income (loss) of subsidiaries	58,695	18,605	(14,182)	(63,118)	—
Income before taxes	55,816	12,525	60,392	(62,588)	66,145
Income tax benefit (expense)	(728)	6,531	2,441	—	8,244
Net income	55,088	19,056	62,833	(62,588)	74,389
Net income attributable to redeemable noncontrolling interests	—	—	(19,301)	—	(19,301)
Net income attributable to RenaissanceRe	55,088	19,056	43,532	(62,588)	55,088
Dividends on preference shares	(7,289)	—	—	—	(7,289)
Net income available attributable to RenaissanceRe common shareholders	$47,799	$19,056	$43,532	$(62,588)	$47,799
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance, Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$55,088	$19,056	$62,833	$(62,588)	$74,389
Change in net unrealized (losses) gains on investments, net of tax	2,186	(4,062)	3,849	213	2,186
Foreign currency translation adjustments, net of tax	(1,203)	—	—	—	(1,203)
Comprehensive income	56,071	14,994	66,682	(62,375)	75,372
Net income attributable to redeemable noncontrolling interests	—	—	(19,301)	—	(19,301)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(19,301)	—	(19,301)
Comprehensive income attributable to RenaissanceRe	$56,071	$14,994	$47,381	$(62,375)	$56,071
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$2,923,377	$—	$2,923,377
Net investment income	31,102	1,009	272,315	(32,105)	272,321
Net foreign exchange losses	3,598	—	1,115	(210)	4,503
Equity in earnings of other ventures	—	2,703	16,359	—	19,062
Other income (loss)	—	—	24,996	(29,157)	(4,161)
Net realized and unrealized (losses) gains on investments	(4,759)	148	566,502	—	561,891
Total revenues	29,941	3,860	3,804,664	(61,472)	3,776,993
Expenses
Net claims and claim expenses incurred	—	—	2,023,256	—	2,023,256
Acquisition expenses	3,076	—	656,318	—	659,394
Operational expenses	7,457	31,886	155,397	(29,157)	165,583
Corporate expenses	28,659	7	47,273	—	75,939
Interest expense	11,753	23,868	35,051	(32,060)	38,612
Total expenses	50,945	55,761	2,917,295	(61,217)	2,962,784
(Loss) income before equity in net income of subsidiaries and taxes	(21,004)	(51,901)	887,369	(255)	814,209
Equity in net income of subsidiaries	586,050	78,588	(4,931)	(659,707)	—
Income before taxes	565,046	26,687	882,438	(659,962)	814,209
Income tax benefit (expense)	258	10,055	(23,098)	—	(12,785)
Net income	565,304	36,742	859,340	(659,962)	801,424
Net income attributable to redeemable noncontrolling interests	—	—	(236,120)	—	(236,120)
Net income attributable to RenaissanceRe	565,304	36,742	623,220	(659,962)	565,304
Dividends on preference shares	(23,634)	—	—	—	(23,634)
Net income available to RenaissanceRe common shareholders	$541,670	$36,742	$623,220	$(659,962)	$541,670
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$565,304	$36,742	$859,340	$(659,962)	$801,424
Change in net unrealized (losses) gains on investments, net of tax	41	3,617	(3,625)	8	41
Foreign currency translation adjustments, net of tax	(185)	—		—	(185)
Comprehensive income	565,160	40,359	855,715	(659,954)	801,280
Net income attributable to redeemable noncontrolling interests	—	—	(236,120)	—	(236,120)
Comprehensive income attributable to noncontrolling interests	—	—	(236,120)	—	(236,120)
Comprehensive income attributable to RenaissanceRe	$565,160	$40,359	$619,595	$(659,954)	$565,160
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the three months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$906,748	$—	$906,748
Net investment income	10,263	1,906	111,818	(12,600)	111,387
Net foreign exchange (losses) gains	(14,786)	—	6,511	—	(8,275)
Equity in earnings of other ventures	—	1,298	4,579	—	5,877
Other income (loss)	1,234	—	(218)	—	1,016
Net realized and unrealized gains on investments	1,983	20	32,392	—	34,395
Total revenues	(1,306)	3,224	1,061,830	(12,600)	1,051,148
Expenses
Net claims and claim expenses incurred	—	—	654,520	—	654,520
Acquisition expenses	—	—	202,181	—	202,181
Operational expenses	2,039	9,018	34,825	7,533	53,415
Corporate expenses	6,948	7	5,010	1,879	13,844
Interest expense	5,708	9,257	615	—	15,580
Total expenses	14,695	18,282	897,151	9,412	939,540
(Loss) income before equity in net income of subsidiaries and taxes	(16,001)	(15,058)	164,679	(22,012)	111,608
Equity in net income of subsidiaries	61,021	14,365	1,456	(76,842)	—
Income before taxes	45,020	(693)	166,135	(98,854)	111,608
Income tax benefit (expense)	867	1,562	(6,093)	—	(3,664)
Net income	45,887	869	160,042	(98,854)	107,944
Net income attributable to redeemable noncontrolling interests	—	—	(62,057)	—	(62,057)
Net income attributable to RenaissanceRe	45,887	869	97,985	(98,854)	45,887
Dividends on preference shares	(9,189)	—	—	—	(9,189)
Net income available to RenaissanceRe common shareholders	$36,698	$869	$97,985	$(98,854)	$36,698
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)    Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the three months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$45,887	$869	$160,042	$(98,854)	$107,944
Change in net unrealized losses on investments, net of tax	—	—	608	—	608
Foreign currency translation adjustments, net of tax	—	—	8,249	—	8,249
Comprehensive income	45,887	869	168,899	(98,854)	116,801
Net income attributable to redeemable noncontrolling interests	—	—	(62,057)	—	(62,057)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(62,057)	—	(62,057)
Comprehensive income attributable to RenaissanceRe	$45,887	$869	$106,842	$(98,854)	$54,744
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)    Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Operations for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Revenues
Net premiums earned	$—	$—	$2,368,278	$—	$2,368,278
Net investment income	29,216	5,983	310,621	(33,751)	312,069
Net foreign exchange (losses) gains	(20,846)	—	19,034	—	(1,812)
Equity in earnings of other ventures	—	2,915	14,435	—	17,350
Other income	1,234	—	3,875	—	5,109
Net realized and unrealized gains on investments	7,501	231	387,923	—	395,655
Total revenues	17,105	9,129	3,104,166	(33,751)	3,096,649
Expenses
Net claims and claim expenses incurred	—	—	1,334,928	—	1,334,928
Acquisition expenses	—	—	553,614	—	553,614
Operational expenses	4,643	29,958	98,651	24,910	158,162
Corporate expenses	49,618	16	21,172	5,674	76,480
Interest expense	13,284	27,763	1,821	—	42,868
Total expenses	67,545	57,737	2,010,186	30,584	2,166,052
(Loss) income before equity in net income of subsidiaries and taxes	(50,440)	(48,608)	1,093,980	(64,335)	930,597
Equity in net income of subsidiaries	754,634	76,552	4,001	(835,187)	—
Income before taxes	704,194	27,944	1,097,981	(899,522)	930,597
Income tax benefit (expense)	1,642	4,956	(27,268)	—	(20,670)
Net income	705,836	32,900	1,070,713	(899,522)	909,927
Net income attributable to redeemable noncontrolling interests	—	—	(204,091)	—	(204,091)
Net income attributable to RenaissanceRe	705,836	32,900	866,622	(899,522)	705,836
Dividends on preference shares	(27,567)	—	—	—	(27,567)
Net income available to RenaissanceRe common shareholders	$678,269	$32,900	$866,622	$(899,522)	$678,269
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)    Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Comprehensive Income for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	Consolidating Adjustments (2)	RenaissanceRe Consolidated
Comprehensive income
Net income	$705,836	$32,900	$1,070,713	$(899,522)	$909,927
Change in net unrealized losses on investments, net of tax	—	—	1,880	—	1,880
Foreign currency translation adjustments, net of tax	—	—	4,541	—	4,541
Comprehensive income	705,836	32,900	1,077,134	(899,522)	916,348
Net income attributable to redeemable noncontrolling interests	—	—	(204,091)	—	(204,091)
Comprehensive income attributable to noncontrolling interests	—	—	(204,091)	—	(204,091)
Comprehensive income attributable to RenaissanceRe	$705,836	$32,900	$873,043	$(899,522)	$712,257
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.
(2)Includes Parent Guarantor and Subsidiary Issuer consolidating adjustments.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2020	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows provided by (used in) operating activities
Net cash provided by (used in) operating activities	$19,787	$(47,993)	$1,357,985	$1,329,779
Cash flows (used in) provided by investing activities
Proceeds from sales and maturities of fixed maturity investments trading	210,973	36,302	11,317,724	11,564,999
Purchases of fixed maturity investments trading	(346,002)	(45,955)	(12,722,775)	(13,114,732)
Net sales of equity investments trading	—	—	1,842	1,842
Net sales (purchases) of short term investments	72,479	266,199	(887,896)	(549,218)
Net purchases of other investments	—	—	(101,302)	(101,302)
Net purchases of investments in other ventures	—	—	(2,407)	(2,407)
Return of investment from investments in other ventures	—	—	9,255	9,255
Dividends and return of capital from subsidiaries	827,626	118,026	(945,652)	—
Contributions to subsidiaries	(1,538,708)	(130,000)	1,668,708	—
Due (from) to subsidiary	(85,151)	55,815	29,336	—
Net proceeds from RenaissanceRe UK	—	—	136,744	136,744
Net cash (used in) provided by investing activities	(858,783)	300,387	(1,496,423)	(2,054,819)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(50,785)	—	—	(50,785)
Dividends paid – preference shares	(23,634)	—	—	(23,634)
RenaissanceRe common share issuance, net of expenses	1,095,507	—	—	1,095,507
RenaissanceRe common share repurchases	(62,621)	—	—	(62,621)
Redemption of 6.08% Series C preference shares	(125,000)	—	—	(125,000)
Repayment of debt	—	(250,000)	—	(250,000)
Net third-party redeemable noncontrolling interest share transactions	—	—	59,104	59,104
Taxes paid on withholding shares	(10,264)	—	—	(10,264)
Net cash provided by (used in) financing activities	823,203	(250,000)	59,104	632,307
Effect of exchange rate changes on foreign currency cash	(144)	—	1,187	1,043
Net (decrease) increase in cash and cash equivalents	(15,937)	2,394	(78,147)	(91,690)
Cash and cash equivalents, beginning of period	26,460	8,731	1,343,877	1,379,068
Cash and cash equivalents, end of period	$10,523	$11,125	$1,265,730	$1,287,378
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2019	RenaissanceRe Holdings Ltd. (Parent Guarantor)	RenaissanceRe Finance Inc. (Subsidiary Issuer)	Other RenaissanceRe Holdings Ltd. Subsidiaries and Eliminations (Non-guarantor Subsidiaries) (1)	RenaissanceRe Consolidated
Cash flows (used in) provided by operating activities
Net cash (used in) provided by operating activities	$(381,508)	$(30,943)	$1,676,883	$1,264,432
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	277,030	43,746	12,515,140	12,835,916
Purchases of fixed maturity investments trading	(66,740)	(15,910)	(13,321,061)	(13,403,711)
Net sales of equity investments trading	—	—	(6,937)	(6,937)
Net purchases of short term investments	(34,209)	(16,257)	(1,311,685)	(1,362,151)
Net purchases of other investments	—	—	(130,476)	(130,476)
Net purchases of investment in other venture	—	—	(2,341)	(2,341)
Net purchases of other assets	—	—	(4,108)	(4,108)
Return of investment from investment in other ventures	—	—	11,250	11,250
Dividends and return of capital from subsidiaries	855,396	13,500	(868,896)	—
Contributions to subsidiaries	(1,013,916)	—	1,013,916	—
Due to (from) subsidiaries	48,444	(416)	(48,028)	—
Net purchase of TMR	—	—	(276,206)	(276,206)
Net cash provided by (used in) investing activities	66,005	24,663	(2,429,432)	(2,338,764)
Cash flows provided by financing activities
Dividends paid – RenaissanceRe common shares	(44,547)	—	—	(44,547)
Dividends paid – preference shares	(27,567)	—	—	(27,567)
Issuance of debt, net of expenses	396,411	—	—	396,411
Net third-party redeemable noncontrolling interest share transactions	—	—	515,952	515,952
Taxes paid on withholding shares	(7,229)	—	—	(7,229)
Net cash provided by financing activities	317,068	—	515,952	833,020
Effect of exchange rate changes on foreign currency cash	—	—	4,641	4,641
Net increase (decrease) in cash and cash equivalents	1,565	(6,280)	(231,956)	(236,671)
Cash and cash equivalents, beginning of period	3,534	9,604	1,094,784	1,107,922
Cash and cash equivalents, end of period	$5,099	$3,324	$862,828	$871,251
(1)Includes all other subsidiaries of RenaissanceRe Holdings Ltd. and eliminations.

NOTE 17. SUBSEQUENT EVENTS
Hurricane Delta, a Category 2 hurricane, made landfall on the Yucatán Peninsula on October 7, 2020, and subsequently in Louisiana on October 9, 2020, causing widespread flooding and damage, including in the region impacted by Hurricane Laura. The Company is also monitoring Hurricane Zeta, which made landfall on October 26, 2020 on the Yucatán Peninsula and is expected to make landfall in the U.S. on October 28, 2020. Additionally, wildfires impacting several Western U.S. states are ongoing.
The Company is in the preliminary stage of assessing the impact of these events beyond the third quarter of 2020. The Company’s assessment is based on, among other things, initial industry insured loss estimates, market share analysis, the application of its modeling techniques, a review of its in-force contracts and potential uncertainties relating to reinsurance recoveries. Based on the Company’s initial assessment of these events, it is anticipated that the impact on the Company’s financial results may be significant and could be material. However, it is difficult at this time to provide an accurate estimate of the financial impact of these events, including as a result of the preliminary nature of the information available, the preliminary nature of the information provided thus far by industry participants, the magnitude and recent occurrence of the events, and other factors. The estimated losses for these events will be reported in the Company's fourth quarter of 2020 financial results.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 and 2019, respectively, as well as our liquidity and capital resources at September 30, 2020. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2019.
On March 22, 2019, we acquired RenaissanceRe Europe AG (formerly known as Tokio Millennium Re AG) (“RenaissanceRe Europe”), RenaissanceRe (UK) Limited (formerly known as Tokio Millennium Re (UK) Limited) (“RenaissanceRe UK”), and their respective subsidiaries (collectively, “TMR”), and our results of operations and financial condition include TMR from the acquisition date. The three months ended June 30, 2019, was the first full period that reflected the results of TMR on the Company’s results of operations. Subsequently, on August 18, 2020, we sold RenaissanceRe UK to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. The following discussion and analysis of our results of operations for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 should be read in that context.
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), RenaissanceRe Europe, Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and RenaissanceRe Syndicate 1458 (“Syndicate 1458”). We also underwrite reinsurance on behalf of joint ventures, including DaVinci Reinsurance Ltd. (“DaVinci”), Fibonacci Reinsurance Ltd. ("Fibonacci Re"), Top Layer Reinsurance Ltd. (“Top Layer Re”), Upsilon RFO Re Ltd. (“Upsilon RFO”) and Vermeer Reinsurance Ltd. (“Vermeer”). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
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
Since a meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes, our results depend to a large extent on the frequency and severity of such catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover, which primarily impact our Property segment, in both the property catastrophe and other property lines of business. Accordingly, we expect a significant degree of volatility in our financial results, and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. We view our exposure to casualty and specialty lines of business as an efficient use of capital given these risks are generally less correlated with our property lines of business. This has allowed us to bring additional capacity to our clients across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2020, compared to the third quarter of 2019.

Three months ended September 30,	2020	2019	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,143,058	$861,068	$281,990
Net premiums written	$899,411	$704,130	$195,281
Net premiums earned	$1,000,183	$906,748	$93,435
Net claims and claim expenses incurred	942,030	654,520	287,510
Acquisition expenses	215,180	202,181	12,999
Operational expenses	49,045	53,415	(4,370)
Underwriting loss	$(206,072)	$(3,368)	$(202,704)

Net investment income	$83,543	$111,387	$(27,844)
Net realized and unrealized gains on investments	224,208	34,395	189,813
Total investment result	$307,751	$145,782	$161,969

Net income	$74,389	$107,944	$(33,555)
Net income available to RenaissanceRe common shareholders	$47,799	$36,698	$11,101

Net income available to RenaissanceRe common shareholders per common share – diluted	$0.94	$0.83	$0.11
Dividends per common share	$0.35	$0.34	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	99.6%	73.3%	26.3%
Net claims and claim expense ratio – prior accident years	(5.4)%	(1.1)%	(4.3)%
Net claims and claim expense ratio – calendar year	94.2%	72.2%	22.0%
Underwriting expense ratio	26.4%	28.2%	(1.8)%
Combined ratio	120.6%	100.4%	20.2%

Return on average common equity - annualized	2.8%	2.8%	—%

Book value	September 30, 2020	June 30, 2020	Change
Book value per common share	$135.13	$134.27	$0.86
Accumulated dividends per common share	21.73	21.38	0.35
Book value per common share plus accumulated dividends	$156.86	$155.65	$1.21
Change in book value per common share plus change in accumulated dividends	0.9%

Net income available to RenaissanceRe common shareholders was $47.8 million in the third quarter of 2020, compared to net income available to RenaissanceRe common shareholders of $36.7 million in the third quarter of 2019, an increase of $11.1 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2020, we generated an annualized return on average common equity of 2.8% and our book value per common share increased from $134.27 at June 30, 2020 to $135.13 at September 30, 2020, a 0.9% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the third quarter of 2020, on a comparative basis to the third quarter of 2019, include:
•Impact of Catastrophe Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $321.7 million resulting from Hurricane Laura, Hurricane Sally, the wildfires occurring in California, Oregon and Washington (the “Q3 2020 Wildfires”), other catastrophe events including the August 2020 derecho which impacted the U.S. Midwest, Hurricane Isaias, and Typhoon Maysak (the “Other Q3 2020 Catastrophe Events”), and loss estimates associated with aggregate loss contracts on these and other events in the third quarter of 2020 (collectively, the “Q3 2020 Large Loss Events”). This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $154.9 million resulting from Hurricane Dorian and Typhoon Faxai (collectively, the “Q3 2019 Catastrophe Events”) in the third quarter of 2019;
•Underwriting Results - we incurred an underwriting loss of $206.1 million and had a combined ratio of 120.6% in the third quarter of 2020, compared to an underwriting loss of $3.4 million and a combined ratio of 100.4% in the third quarter of 2019. Our underwriting loss in the third quarter of 2020 was comprised of our Property segment, which incurred an underwriting loss of $206.6 million and had a combined ratio of 140.0%, and our Casualty and Specialty segment, which generated underwriting income of $0.6 million and had a combined ratio of 99.9%. In comparison, our underwriting loss in the third quarter of 2019 was comprised of our Property segment, which incurred an underwriting loss of $7.7 million, partially offset by underwriting income of $4.5 million in our Casualty and Specialty segment.
Our underwriting results in the third quarter of 2020 were principally impacted by the Q3 2020 Large Loss Events, which resulted in a net negative impact on the underwriting result of $422.4 million and added 43.4 percentage points to the combined ratio, primarily in the Property segment. The third quarter of 2019 was impacted by the Q3 2019 Catastrophe Events, which resulted in a net negative impact on the underwriting result of $181.9 million and added 20.6 percentage points to the combined ratio;
•Gross Premiums Written - our gross premiums written increased by $282.0 million, or 32.7%, to $1.1 billion, in the third quarter of 2020, compared to the third quarter of 2019. This was comprised of an increase of $168.6 million in the Casualty and Specialty segment and an increase of $113.4 million in the Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $307.8 million in the third quarter of 2020, compared to $145.8 million in the third quarter of 2019, an increase of $162.0 million. The primary driver of the total investment result in the third quarter of 2020 was net realized and unrealized gains on investments of $224.2 million principally within our equity and fixed maturity investments trading portfolios; and
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $19.3 million in the third quarter of 2020, compared to $62.1 million in the third quarter of 2019. The decrease was primarily driven by underwriting losses in DaVinciRe, partially offset by an increase in the net income of Medici as compared to the third quarter of 2019.
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
We continue to evaluate industry trends and our potential exposure associated with the ongoing COVID-19 pandemic, and expect historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. A longer or more severe recession will increase the probability of losses. Potential legislative, regulatory and judicial actions are also causing significant uncertainty with respect to policy coverage and other issues. Among other things, we continue to actively monitor information received from or reported by clients, brokers, industry actuaries, regulators, courts, and others, and to assess that information in the context of our own portfolio. Our loss estimates represent our best estimate based on currently available information, and actual losses may vary materially from these estimates. Losses incurred in respect of the COVID-19 pandemic will be reflected in the periods in which those losses are incurred.
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
There remains meaningful uncertainty regarding the estimates and the nature and extent of the losses associated with catastrophe events, driven by the magnitude and recent occurrence of each event, the geographic areas in which the events occurred, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data in the table below provides additional information detailing the net negative impact of the Q3 2020 Large Loss Events on our consolidated financial statements in the third quarter of 2020.

Three months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total Q3 2020 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(123,076)	$(72,531)	$(91,107)	$(61,586)	$(120,118)	$(468,418)
Assumed reinstatement premiums earned	18,282	5,110	17,604	7,407	5,123	53,526
Ceded reinstatement premiums earned	(334)	(236)	—	—	—	(570)
Lost profit commissions	(254)	(418)	(491)	(549)	(5,179)	(6,891)
Net negative impact on underwriting result	(105,382)	(68,075)	(73,994)	(54,728)	(120,174)	(422,353)
Redeemable noncontrolling interest	20,008	11,834	19,580	17,958	31,262	100,642
Net negative impact on net income available to RenaissanceRe common shareholders	$(85,374)	$(56,241)	$(54,414)	$(36,770)	$(88,912)	$(321,711)

The financial data below provides additional information detailing the net negative impact of the Q3 2020 Large Loss Events on our segment underwriting results and consolidated combined ratio in the third quarter of 2020.

Three months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total Q3 2020 Large Loss Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(95,845)	$(68,075)	$(73,994)	$(54,728)	$(120,174)	$(412,816)
Net negative impact on Casualty and Specialty segment underwriting result	(9,537)	—	—	—	—	(9,537)
Net negative impact on underwriting result	$(105,382)	$(68,075)	$(73,994)	$(54,728)	$(120,174)	$(422,353)
Percentage point impact on consolidated combined ratio	10.3	6.7	7.2	5.4	12.0	43.4

The financial data in the table below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our consolidated financial statements in the third quarter of 2019.

Three months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands)
Net claims and claims expenses incurred	$(60,784)	$(148,127)	$(208,911)
Assumed reinstatement premiums earned	5,106	18,332	23,438
Ceded reinstatement premiums earned	(364)	(118)	(482)
Earned profit commissions	92	3,943	4,035
Net negative impact on underwriting result	(55,950)	(125,970)	(181,920)
Redeemable noncontrolling interest	3,659	23,335	26,994
Net negative impact on net income available to RenaissanceRe common shareholders	$(52,291)	$(102,635)	$(154,926)

The financial data below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our segment underwriting results and consolidated combined ratio in the third quarter of 2019.

Three months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(53,378)	$(125,540)	$(178,918)
Net negative impact on Casualty and Specialty segment underwriting result	(2,572)	(430)	(3,002)
Net negative impact on underwriting result	$(55,950)	$(125,970)	$(181,920)
Percentage point impact on consolidated combined ratio	6.2	14.2	20.6

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$427,765	$314,400	$113,365
Net premiums written	$378,708	$302,982	$75,726
Net premiums earned	$516,623	$444,332	$72,291
Net claims and claim expenses incurred	590,958	338,260	252,698
Acquisition expenses	98,545	79,521	19,024
Operational expenses	33,672	34,238	(566)
Underwriting loss	$(206,552)	$(7,687)	$(198,865)

Net claims and claim expenses incurred – current accident year	$629,827	$345,880	$283,947
Net claims and claim expenses incurred – prior accident years	(38,869)	(7,620)	(31,249)
Net claims and claim expenses incurred – total	$590,958	$338,260	$252,698

Net claims and claim expense ratio – current accident year	121.9%	77.8%	44.1%
Net claims and claim expense ratio – prior accident years	(7.5)%	(1.7)%	(5.8)%
Net claims and claim expense ratio – calendar year	114.4%	76.1%	38.3%
Underwriting expense ratio	25.6%	25.6%	—%
Combined ratio	140.0%	101.7%	38.3%

Property Gross Premiums Written
In the third quarter of 2020, our Property segment gross premiums written increased by $113.4 million, or 36.1%, to $427.8 million, compared to $314.4 million in the third quarter of 2019.
Gross premiums written in the catastrophe class of business were $179.7 million in the third quarter of 2020, an increase of $76.9 million, or 74.8%, compared to the third quarter of 2019. Gross written premiums in the third quarter of 2020 included $52.9 million of reinstatement premiums associated with the Q3 2020 Large Loss Events, as compared to $23.1 million of reinstatement premiums written in the third quarter of 2019 associated with the Q3 2019 Catastrophe Events. In addition, gross written premiums in the third quarter of 2019 included $26.4 million of negative premium adjustments related to the business of the third-party capital vehicles that the Company manages as a result of the acquisition of TMR. The negative premium adjustments were fully ceded and were reflected in ceded premiums written, resulting in no impact to the Company’s results of operations in the third quarter of 2019.
Gross premiums written in the other property class of business were $248.1 million in the third quarter of 2020, an increase of $36.5 million, or 17.2%, compared to the third quarter of 2019. This increase was driven by growth from existing relationships and new opportunities across a number of the Company’s underwriting platforms, including in the delegated authority insurance business of Syndicate 1458.
Property Ceded Premiums Written

Three months ended September 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Property	$49,057	$11,418	$37,639

Ceded premiums written in our Property segment were $49.1 million in the third quarter of 2020, an increase of $37.6 million, or 329.6%, compared to the third quarter of 2019. In the third quarter of 2020, ceded premiums written included certain of the gross premiums ceded to third-party investors in the Company’s managed vehicles, primarily RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”). Ceded premiums written in the third quarter of 2019 included $26.4 million negative premium adjustments related to the business of the third-party capital vehicles that the Company manages as a result of the acquisition of TMR, as discussed above.
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
Property Underwriting Results
Our Property segment incurred an underwriting loss of $206.6 million in the third quarter of 2020, compared to an underwriting loss of $7.7 million in the third quarter of 2019. In the third quarter of 2020, our Property segment generated a net claims and claim expense ratio of 114.4%, an underwriting expense ratio of 25.6% and a combined ratio of 140.0%, compared to 76.1%, 25.6% and 101.7%, respectively, in the third quarter of 2019.
Principally impacting the underwriting result and combined ratio in the third quarter of 2020 were the Q3 2020 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $412.8 million and added 84.4 percentage points to the Property segment combined ratio. In comparison, the third quarter of 2019 was impacted by the Q3 2019 Catastrophe Events, which resulted in a net negative impact on the Property segment underwriting result of $178.9 million and added 42.3 percentage points to the Property segment combined ratio.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$715,293	$546,668	$168,625
Net premiums written	$520,703	$401,148	$119,555
Net premiums earned	$483,560	$462,416	$21,144
Net claims and claim expenses incurred	351,052	316,099	34,953
Acquisition expenses	116,636	122,654	(6,018)
Operational expenses	15,319	19,198	(3,879)
Underwriting income	$553	$4,465	$(3,912)

Net claims and claim expenses incurred – current accident year	$366,080	$319,087	$46,993
Net claims and claim expenses incurred – prior accident years	(15,028)	(2,988)	(12,040)
Net claims and claim expenses incurred – total	$351,052	$316,099	$34,953

Net claims and claim expense ratio – current accident year	75.7%	69.0%	6.7%
Net claims and claim expense ratio – prior accident years	(3.1)%	(0.6)%	(2.5)%
Net claims and claim expense ratio – calendar year	72.6%	68.4%	4.2%
Underwriting expense ratio	27.3%	30.6%	(3.3)%
Combined ratio	99.9%	99.0%	0.9%

Casualty and Specialty Gross Premiums Written
In the third quarter of 2020, our Casualty and Specialty segment gross premiums written increased by $168.6 million, or 30.8%, to $715.3 million, compared to $546.7 million in the third quarter of 2019. The increase was due to growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment, partially offset by the non-renewal of a portion of the business acquired in connection with the acquisition of TMR.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$194,590	$145,520	$49,070

Ceded premiums written in our Casualty and Specialty segment were $194.6 million in the third quarter of 2020, compared to $145.5 million in the third quarter of 2019, an increase of $49.1 million. The increase was primarily a result of increased gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $0.6 million in the third quarter of 2020, compared to underwriting income of $4.5 million in the third quarter of 2019. In the third quarter of 2020, our Casualty and Specialty segment generated a net claims and claim expense ratio of 72.6%, an underwriting expense ratio of 27.3% and a combined ratio of 99.9% compared to 68.4%, 30.6% and 99.0%, respectively, in the third quarter of 2019.
The increase in the Casualty and Specialty net claims and claim expense ratio of 4.2 percentage points was principally the result of higher current accident year losses in the third quarter of 2020 compared to the third quarter of 2019. The net claims and claim expense ratio was impacted by net losses resulting from the impact of Hurricane Laura and the purchase of an adverse development cover associated with Syndicate 1458’s casualty reserves, which combined to add 3.2 percentage points. While the net claims and claim expense ratio was also impacted by increased reserves in our mortgage guaranty book within our financial lines business, there was an offsetting impact to acquisition expenses as a result of reduced profit commission expense associated with this business. The underwriting expense ratio in the Casualty and Specialty segment decreased 3.3 percentage points, to 27.3%, in the third quarter of 2020 compared to the third quarter of 2019, driven by lower acquisition and operating expense ratios. The decrease in profit commission expense noted above was the principal driver of the decrease in acquisition costs. Operating expenses were impacted by reduced travel, marketing and office operational expenses as a result of the COVID-19 pandemic.
Fee Income

Three months ended September 30,	2020	2019	Change
(in thousands)
Management fee income
Joint ventures	$13,070	$11,434	$1,636
Structured reinsurance products and other	8,785	8,765	20
Managed funds	8,610	4,558	4,052
Total management fee income	30,465	24,757	5,708

Performance fee income
Joint ventures	(1,842)	5,278	(7,120)
Structured reinsurance products and other	(10,414)	275	(10,689)
Managed funds	175	1,688	(1,513)
Total performance fee income	(12,081)	7,241	(19,322)
Total fee income	$18,384	$31,998	$(13,614)

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
In the third quarter of 2020, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party decreased $13.6 million, to $18.4 million, compared to $32.0 million in the third quarter of 2019, primarily driven by lower underlying performance of our joint ventures and structured reinsurance products, primarily related to the Q3 2020 Large Loss Events, partially offset by an increase in the dollar value of managed capital compared to the third quarter of 2019. Of the $18.4 million in total fee income earned through third-party capital management in the third quarter of 2020, $5.0 million was recorded through redeemable noncontrolling interest and $13.4 million was recorded through underwriting income as a reduction to operating expenses and acquisition expenses (2019 - $15.9 million and $16.1 million, respectively).
In addition to the fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party, as detailed in the table above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees, as described above and including fee income earned on these other underwriting-related activities, earned by us in the third quarter of 2020 that were recorded as a reduction to operating expenses and as an increase in acquisition expenses were $30.6 million and $1.9 million, respectively, resulting in a reduction to the combined ratio of 2.9% (2019 - a reduction of $22.7 million, a reduction of $8.1 million and 3.4%, respectively).

Net Investment Income

Three months ended September 30,	2020	2019	Change
(in thousands)
Fixed maturity investments trading	$68,022	$82,977	$(14,955)
Short term investments	1,611	15,061	(13,450)
Equity investments trading	1,559	1,326	233
Other investments
Catastrophe bonds	13,626	12,812	814
Other	2,598	2,672	(74)
Cash and cash equivalents	441	1,978	(1,537)
	87,857	116,826	(28,969)
Investment expenses	(4,314)	(5,439)	1,125
Net investment income	$83,543	$111,387	$(27,844)

Net investment income was $83.5 million in the third quarter of 2020, compared to $111.4 million in the third quarter of 2019, a decrease of $27.8 million. Impacting our net investment income for the third quarter of 2020 were lower returns in our fixed maturity and short term investments, primarily as a result of lower yields on these investments following the decline in interest rates in early 2020.
Net Realized and Unrealized Gains on Investments

Three months ended September 30,	2020	2019	Change
(in thousands)
Net realized gains on fixed maturity investments trading	55,665	30,101	25,564
Net unrealized gains on fixed maturity investments trading	16,316	17,226	(910)
Net realized and unrealized gains on fixed maturity investments trading	71,981	47,327	24,654
Net realized and unrealized gains on investments-related derivatives	2,033	11,134	(9,101)
Net realized gains (losses) on equity investments trading	16,624	(72)	16,696
Net unrealized gains (losses) on equity investments trading	107,332	(26,451)	133,783
Net realized and unrealized gains (losses) on equity investments trading	123,956	(26,523)	150,479
Net realized and unrealized gains on other investments - catastrophe bonds	12,611	9,242	3,369
Net realized and unrealized gains (losses) on other investments - other	13,627	(6,785)	20,412
Net realized and unrealized gains on investments	$224,208	$34,395	$189,813

Our investment portfolio strategy is structured to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations and to be well diversified across market sectors. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates and credit spreads. Therefore, everything else being constant, as interest rates or credit spreads decline, we will tend to have realized and unrealized gains from our fixed maturity investments portfolio, and as interest rates and credit spreads rise, we will tend to have realized and unrealized losses from our fixed maturity investments portfolio.
Net realized and unrealized gains on investments were $224.2 million in the third quarter of 2020, compared to net realized and unrealized gains of $34.4 million in the third quarter of 2019, an increase of $189.8 million. Principally impacting our net realized and unrealized gains on investments were net realized and unrealized gains on equity investments trading, including significant gains from certain positions within our strategic investment portfolio, and fixed maturity investments trading, primarily due to the decline in credit spreads related to the market recovery following the disruption in global financial markets associated with the COVID-19 pandemic.
Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2020	2019	Change
(in thousands)
Net foreign exchange gains (losses)	$17,426	$(8,275)	$25,701

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of TMR, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by foreign currency exposures associated with our underwriting operations, investment portfolio, and our operations with non-U.S. dollar functional currencies, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
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
Equity in Earnings of Other Ventures

Three months ended September 30,	2020	2019	Change
(in thousands)
Tower Hill Companies	$2,379	$4,068	$(1,689)
Top Layer Re	2,120	1,943	177
Other	958	(134)	1,092
Total equity in earnings of other ventures	$5,457	$5,877	$(420)

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
Equity in earnings of other ventures was $5.5 million in the third quarter of 2020, compared to $5.9 million in the third quarter of 2019, a decrease of $0.4 million, principally driven by reduced profitability of our equity investments in the Tower Hill Companies, partially offset by improved profitability associated with a select group of insurance and insurance-related companies within the other category.

Other Income

Three months ended September 30,	2020	2019	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$1,429	$(318)	$1,747
Other items	47	1,334	(1,287)
Total other income	$1,476	$1,016	$460

In the third quarter of 2020, we generated other income of $1.5 million, compared to $1.0 million in the third quarter of 2019, an increase of $0.5 million, primarily related to our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended September 30,	2020	2019	Change
(in thousands)
Corporate expenses	$48,050	$13,844	$34,206

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs associated with the acquisition of TMR and the sale of RenaissanceRe UK. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense.
Corporate expenses increased to $48.1 million in the third quarter of 2020, compared to $13.8 million in the third quarter of 2019, primarily driven by the $30.2 million loss on the sale of RenaissanceRe UK on August 18, 2020, as well as related transaction and other expenses, and expenses associated with senior management departures during the third quarter of 2020. The loss on sale includes amounts related to prior purchase GAAP adjustments and cumulative currency translation adjustments recorded since the acquisition of RenaissanceRe UK.
Income Tax Benefit (Expense)

Three months ended September 30,	2020	2019	Change
(in thousands)
Income tax benefit (expense)	$8,244	$(3,664)	$11,908

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
We recognized an income tax benefit of $8.2 million in the third quarter of 2020, compared to an expense of $3.7 million in the third quarter of 2019, principally driven by lower underwriting performance and other miscellaneous items in the U.S., including amounts resulting from the continued impacts of U.S. tax reform, partially offset by investment gains, primarily in the U.S. based operations.

Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2020	2019	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(19,301)	$(62,057)	$42,756

Our net income attributable to redeemable noncontrolling interests was $19.3 million in the third quarter of 2020, compared to $62.1 million in the third quarter of 2019, a change of $42.8 million. The decrease was primarily driven by underwriting losses in DaVinciRe, partially offset by an increase in the net income of Medici compared to the third quarter of 2019.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Nine months ended September 30,	2020	2019	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$4,870,651	$3,902,271	$968,380
Net premiums written	$3,350,022	$2,656,126	$693,896
Net premiums earned	$2,923,377	$2,368,278	$555,099
Net claims and claim expenses incurred	2,023,256	1,334,928	688,328
Acquisition expenses	659,394	553,614	105,780
Operational expenses	165,583	158,162	7,421
Underwriting income	$75,144	$321,574	$(246,430)

Net investment income	$272,321	$312,069	$(39,748)
Net realized and unrealized gains on investments	561,891	395,655	166,236
Total investment result	$834,212	$707,724	$126,488

Net income	$801,424	$909,927	$(108,503)
Net income available to RenaissanceRe common shareholders	$541,670	$678,269	$(136,599)

Net income available to RenaissanceRe common shareholders per common share – diluted	$11.58	$15.57	$(3.99)
Dividends per common share	$1.05	$1.02	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	71.1%	57.0%	14.1%
Net claims and claim expense ratio – prior accident years	(1.9)%	(0.6)%	(1.3)%
Net claims and claim expense ratio – calendar year	69.2%	56.4%	12.8%
Underwriting expense ratio	28.2%	30.0%	(1.8)%
Combined ratio	97.4%	86.4%	11.0%

Return on average common equity - annualized	12.0%	18.2%	(6.2)%

Book value	September 30, 2020	December 31, 2019	Change
Book value per common share	$135.13	$120.53	$14.60
Accumulated dividends per common share	21.73	20.68	1.05
Book value per common share plus accumulated dividends	$156.86	$141.21	$15.65
Change in book value per common share plus change in accumulated dividends	13.0%

Net income available to RenaissanceRe common shareholders was $541.7 million in the nine months ended September 30, 2020, compared to net income available to RenaissanceRe common shareholders of $678.3 million in the nine months ended September 30, 2019, a decrease of $136.6 million. As a result of our net income available to RenaissanceRe common shareholders in the nine months ended September 30, 2020, we generated an annualized return on average common equity of 12.0% and our book value per common share increased from $120.53 at December 31, 2019 to $135.13 at September 30, 2020, a 13.0% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the nine months ended September 30, 2020, on a comparative basis to the nine months ended September 30, 2019, include:
•TMR - the second quarter of 2019 was the first quarter that reflected the results of TMR in our results of operations. As such, our results of operations for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, should be viewed in that context;
•Impact of Catastrophe Events - in the nine months ended September 30, 2020 we had a net negative impact on net income available to RenaissanceRe common shareholders of $327.5 million resulting from Hurricane Laura, Hurricane Sally, the Q3 2020 Wildfires, Other Q3 2020 Catastrophe Events and loss estimates associated with aggregate loss contracts on these and other events in 2020 (collectively, the “2020 Large Loss Events”). This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $154.9 million resulting from the Q3 2019 Catastrophe Events in the nine months ended September 30, 2019;
•Underwriting Results - we generated underwriting income of $75.1 million and had a combined ratio of 97.4% in the nine months ended September 30, 2020, compared to underwriting income of $321.6 million and a combined ratio of 86.4% in the nine months ended September 30, 2019. Our underwriting income in the nine months ended September 30, 2020 was comprised of $141.2 million of underwriting income in our Property segment and a $66.1 million underwriting loss in our Casualty and Specialty segment. In comparison, our underwriting income in the nine months ended September 30, 2019 was comprised of our Property segment, which generated underwriting income of $296.4 million, and our Casualty and Specialty segment, which generated underwriting income of $25.2 million.
Included in our underwriting results in the nine months ended September 30, 2020 was the impact of the 2020 Large Loss Events, which resulted in a net negative impact on the underwriting result of $428.7 million and added 15.0 percentage points to the combined ratio, primarily in the Property segment. In comparison, the nine months ended September 30, 2019 was impacted by the Q3 2019 Catastrophe Events, which resulted in a net negative impact on the underwriting result of $181.9 million and added 7.9 percentage points to the combined ratio. Our underwriting result in the nine months ended September 30, 2020 was also negatively impacted by net claims and claim expenses associated with the COVID-19 pandemic of $123.1 million during the nine months ended September 30, 2020, primarily in the Casualty and Specialty segment. The losses primarily represent the cost of claims incurred but not yet reported, with respect to exposures such as event contingency and event-based casualty covers;
•Gross Premiums Written - our gross premiums written increased by $968.4 million, or 24.8%, to $4.9 billion, in the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, with an increase of $504.8 million in the Property segment and an increase of $463.5 million in the Casualty and Specialty segment, driven by growth from existing relationships, new opportunities across a number of our underwriting platforms, rate improvements, and business acquired in connection with the acquisition of TMR;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $834.2 million in the nine months ended September 30, 2020, compared to $707.7 million in the nine months ended September 30, 2019, an increase of $126.5 million. Impacting the investment result were realized and unrealized gains on fixed maturity investments trading and equity investments trading, partially offset by realized and unrealized losses on other investments;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $236.1 million in the nine months ended September 30, 2020, compared to $204.1 million in the nine months ended September 30, 2019. The increase was primarily driven by growth and improved performance, with higher net income from Medici and Vermeer, partially offset by lower net income from DaVinci, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019; and

•Common Share Offering - on June 5, 2020, we issued 6,325,000 of our common shares in an underwritten public offering at a public offering price of $166.00 per share. Concurrently with the public offering, we raised $75.0 million through the issuance of 451,807 of our common shares at a price of $166.00 per share to State Farm Mutual Automobile Insurance Company (“State Farm”), one of our existing stockholders, in a private placement. The total net proceeds from the offerings were $1.1 billion.
Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2020 Large Loss Events on our consolidated financial statements in the nine months ended September 30, 2020.

Nine months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total 2020 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(123,076)	$(72,531)	$(91,107)	$(61,586)	$(126,563)	$(474,863)
Assumed reinstatement premiums earned	18,282	5,110	17,604	7,407	5,256	53,659
Ceded reinstatement premiums earned	(334)	(236)	—	—	—	(570)
Lost profit commissions	(254)	(418)	(491)	(549)	(5,232)	(6,944)
Net negative impact on underwriting result	(105,382)	(68,075)	(73,994)	(54,728)	(126,539)	(428,718)
Redeemable noncontrolling interest	20,008	11,834	19,580	17,958	31,816	101,196
Net negative impact on net income available to RenaissanceRe common shareholders	$(85,374)	$(56,241)	$(54,414)	$(36,770)	$(94,723)	$(327,522)

The financial data below provides additional information detailing the net negative impact of the 2020 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2020.

Nine months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total 2020 Large Loss Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(95,845)	$(68,075)	$(73,994)	$(54,728)	$(126,539)	$(419,181)
Net negative impact on Casualty and Specialty segment underwriting result	(9,537)	—	—	—	—	(9,537)
Net negative impact on underwriting result	$(105,382)	$(68,075)	$(73,994)	$(54,728)	$(126,539)	$(428,718)
Percentage point impact on consolidated combined ratio	3.6	2.3	2.5	1.8	4.3	15.0

The financial data in the table below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our consolidated financial statements in the nine months ended September 30, 2019.

Nine months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands)
Net claims and claims expenses incurred	$(60,784)	$(148,127)	$(208,911)
Assumed reinstatement premiums earned	5,106	18,332	23,438
Ceded reinstatement premiums earned	(364)	(118)	(482)
Earned profit commissions	92	3,943	4,035
Net negative impact on underwriting result	(55,950)	(125,970)	(181,920)
Redeemable noncontrolling interest	3,659	23,335	26,994
Net negative impact on net income available to RenaissanceRe common shareholders	$(52,291)	$(102,635)	$(154,926)

The financial data below provides additional information detailing the net negative impact of the Q3 2019 Catastrophe Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2019.

Nine months ended September 30, 2019	Hurricane Dorian	Typhoon Faxai	Total Q3 2019 Catastrophe Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(53,378)	$(125,540)	$(178,918)
Net negative impact on Casualty and Specialty segment underwriting result	(2,572)	(430)	(3,002)
Net negative impact on underwriting result	$(55,950)	$(125,970)	$(181,920)
Percentage point impact on consolidated combined ratio	2.4	5.4	7.9

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$2,690,827	$2,185,984	$504,843
Net premiums written	$1,757,427	$1,411,327	$346,100
Net premiums earned	$1,429,074	$1,160,090	$268,984
Net claims and claim expenses incurred	899,860	541,217	358,643
Acquisition expenses	278,668	222,971	55,697
Operational expenses	109,335	99,546	9,789
Underwriting income	$141,211	$296,356	$(155,145)

Net claims and claim expenses incurred – current accident year	$931,285	$536,197	$395,088
Net claims and claim expenses incurred – prior accident years	(31,425)	5,020	(36,445)
Net claims and claim expenses incurred – total	$899,860	$541,217	$358,643

Net claims and claim expense ratio – current accident year	65.2%	46.2%	19.0%
Net claims and claim expense ratio – prior accident years	(2.2)%	0.5%	(2.7)%
Net claims and claim expense ratio – calendar year	63.0%	46.7%	16.3%
Underwriting expense ratio	27.1%	27.8%	(0.7)%
Combined ratio	90.1%	74.5%	15.6%

Property Gross Premiums Written
In the nine months ended September 30, 2020, our Property segment gross premiums written increased by $504.8 million, or 23.1%, to $2.7 billion, compared to $2.2 billion in the nine months ended September 30, 2019.
Gross premiums written in the catastrophe class of business were $1.8 billion in the nine months ended September 30, 2020, an increase of $277.0 million, or 17.9% compared to the nine months ended September 30, 2019. The increase in gross premiums written in the catastrophe class of business was primarily driven by expanded participation on existing transactions, certain new transactions, rate improvements and business acquired as a result of the acquisition of TMR.
Gross premiums written in the other property class of business were $863.2 million in the nine months ended September 30, 2020, an increase of $227.8 million, or 35.9%, compared to the nine months ended September 30, 2019. The increase in gross premiums written in the other property class of business was primarily driven by growth from existing relationships, new opportunities across a number of the Company’s underwriting platforms, and business acquired as a result of the acquisition of TMR.

Property Ceded Premiums Written

Nine months ended September 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Property	$933,400	$774,657	$158,743

Ceded premiums written in our Property segment increased $158.7 million, to $933.4 million, in the nine months ended September 30, 2020, compared to $774.7 million in the nine months ended September 30, 2019. The increase in ceded premiums written was principally due to certain of the gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, primarily Upsilon Fund and Mona Lisa Re Ltd., as well as an overall increase in ceded purchases as part of the Company’s gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $141.2 million in the nine months ended September 30, 2020, compared to underwriting income of $296.4 million in the nine months ended September 30, 2019, a decrease of $155.1 million. In the nine months ended September 30, 2020, our Property segment generated a net claims and claim expense ratio of 63.0%, an underwriting expense ratio of 27.1% and a combined ratio of 90.1%, compared to 46.7%, 27.8% and 74.5%, respectively, in the nine months ended September 30, 2019.
Principally impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2020 were the 2020 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $428.7 million and added 15.0 percentage points to the combined ratio. In comparison, the nine months ended September 30, 2019 was impacted by the Q3 2019 Catastrophe Events, which resulted in an net negative impact on the underwriting result of $181.9 million and added 7.9 percentage points to the combined ratio.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2020	2019	Change
(in thousands, except percentages)
Gross premiums written	$2,179,824	$1,716,287	$463,537
Net premiums written	$1,592,595	$1,244,799	$347,796
Net premiums earned	$1,494,303	$1,208,188	$286,115
Net claims and claim expenses incurred	1,123,527	793,533	329,994
Acquisition expenses	380,726	330,829	49,897
Operational expenses	56,195	58,603	(2,408)
Underwriting (loss) income	$(66,145)	$25,223	$(91,368)

Net claims and claim expenses incurred – current accident year	$1,147,354	$813,251	$334,103
Net claims and claim expenses incurred – prior accident years	(23,827)	(19,718)	(4,109)
Net claims and claim expenses incurred – total	$1,123,527	$793,533	$329,994

Net claims and claim expense ratio – current accident year	76.8%	67.3%	9.5%
Net claims and claim expense ratio – prior accident years	(1.6)%	(1.6)%	—%
Net claims and claim expense ratio – calendar year	75.2%	65.7%	9.5%
Underwriting expense ratio	29.2%	32.2%	(3.0)%
Combined ratio	104.4%	97.9%	6.5%

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2020, our Casualty and Specialty segment gross premiums written increased by $463.5 million, or 27.0%, to $2.2 billion, compared to $1.7 billion in the nine months ended September 30, 2019. The increase was due to growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment, and business acquired in connection with the acquisition of TMR.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2020	2019	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$587,229	$471,488	$115,741

Ceded premiums written in our Casualty and Specialty segment increased by $115.7 million, to $587.2 million, in the nine months ended September 30, 2020, compared to $471.5 million in the nine months ended September 30, 2019, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, as well as an overall increase in ceded purchases as part of our gross-to-net strategy.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $66.1 million in the nine months ended September 30, 2020, compared to underwriting income of $25.2 million in the nine months ended September 30, 2019. In the nine months ended September 30, 2020, our Casualty and Specialty segment generated a net claims and claim expense ratio of 75.2%, an underwriting expense ratio of 29.2% and a combined ratio of 104.4%, compared to 65.7%, 32.2% and 97.9%, respectively, in the nine months ended

September 30, 2019. The underwriting loss in the nine months ended September 30, 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $113.7 million, which added 7.6 percentage points to the combined ratio during the nine months ended September 30, 2020.
Our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $23.8 million, or 1.6 percentage points, during the nine months ended September 30, 2020, compared to $19.7 million, or 1.6 percentage points, respectively, in the nine months ended September 30, 2019. The net favorable development during the nine months ended September 30, 2020 and 2019 was principally driven by reported losses coming in lower than expected.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
While the additional net claims and claim expenses associated with the COVID-19 pandemic that we incurred in the second and third quarters of 2020 were not significant, the Company continues to evaluate industry trends and its own potential exposure associated with the ongoing COVID-19 pandemic, and expects historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. Among other things, the Company continues to actively monitor information received from or reported by clients, brokers, industry actuaries, regulators, courts, and others, and to assess that information in the context of its own portfolio. Our loss estimates represent our best estimate based on currently available information, and actual losses may vary materially from these estimates. Additionally, losses incurred in respect of the COVID-19 pandemic subsequent to September 30, 2020 will be reflected in the periods in which those losses are incurred.
Fee Income

Nine months ended September 30,	2020	2019	Change
(in thousands)
Management fee income
Joint ventures	$37,041	$30,688	$6,353
Structured reinsurance products and other	26,121	26,986	(865)
Managed funds	21,536	14,822	6,714
Total management fee income	84,698	72,496	12,202

Performance fee income
Joint ventures	12,151	13,034	(883)
Structured reinsurance products and other	5,955	13,007	(7,052)
Managed funds	6,452	2,456	3,996
Total performance fee income	24,558	28,497	(3,939)
Total fee income	$109,256	$100,993	$8,263

In the nine months ended September 30, 2020, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party increased $8.3 million, to $109.3 million, compared to $101.0 million in the nine months ended September 30, 2019, primarily driven by an increase in the dollar value of capital being managed and partially offset by reduced underlying performance. Of the $109.3 million in total fee income earned in the nine months ended September 30, 2020 through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party, $57.5 million was recorded through redeemable noncontrolling interest and $51.7 million was recorded through underwriting income as a reduction to operating expenses and acquisition expenses (2019 - $49.5 million and $51.5 million, respectively).
In addition to the fee income earned through third-party capital management, joint ventures and certain structured retrocession agreements to which we are a party, as detailed in the table above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees, as described above and including fee income earned on certain other underwriting-related activities, earned by us in the nine months ended September 30, 2020 that were recorded as a reduction to operating expenses or acquisition expenses were $85.4 million and $7.5 million, respectively, resulting in a reduction to the combined ratio of 3.2% (2019 - $67.0 million, $17.5 million and 3.4%, respectively).
Net Investment Income

Nine months ended September 30,	2020	2019	Change
(in thousands)
Fixed maturity investments trading	$211,303	$232,566	$(21,263)
Short term investments	19,752	44,712	(24,960)
Equity investments trading	4,776	3,269	1,507
Other investments
Catastrophe bonds	41,284	33,284	8,000
Other	5,334	6,226	(892)
Cash and cash equivalents	2,782	5,801	(3,019)
	285,231	325,858	(40,627)
Investment expenses	(12,910)	(13,789)	879
Net investment income	$272,321	$312,069	$(39,748)

Net investment income was $272.3 million in the nine months ended September 30, 2020, compared to $312.1 million in the nine months ended September 30, 2019, a decrease of $39.7 million. Impacting our net investment income for the nine months ended September 30, 2020 were lower returns in our fixed maturity and short term investments, primarily as a result of lower yields on these investments following the decline in interest rates in early 2020, partially offset by higher returns on our catastrophe bonds due to growth in the portfolio.

Net Realized and Unrealized Gains on Investments

Nine months ended September 30,	2020	2019	Change
(in thousands)
Net realized gains on fixed maturity investments trading	$219,001	$52,826	$166,175
Net unrealized gains on fixed maturity investments trading	193,649	243,139	(49,490)
Net realized and unrealized gains on fixed maturity investments trading	412,650	295,965	116,685
Net realized and unrealized gains on investments-related derivatives	59,586	62,103	(2,517)
Net realized gains on equity investments trading	1,999	30,666	(28,667)
Net unrealized gains on equity investments trading	109,291	7,852	101,439
Net realized and unrealized gains on equity investments trading	111,290	38,518	72,772
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	2,711	(4,870)	7,581
Net realized and unrealized (losses) gains on other investments - other	(24,346)	3,939	(28,285)
Net realized and unrealized gains on investments	$561,891	$395,655	$166,236

Net realized and unrealized gains on investments were $561.9 million in the nine months ended September 30, 2020, compared to net realized and unrealized gains of $395.7 million in the nine months ended September 30, 2019, a increase of $166.2 million. Principally impacting our net realized and unrealized gains on investments in the nine months ended September 30, 2020 were:
•net realized and unrealized gains on our fixed maturity investments trading of $412.7 million in the nine months ended September 30, 2020, compared to net realized and unrealized gains of $296.0 million in the nine months ended September 30, 2019, an increase of $116.7 million, principally driven by higher realized gains generated on the sale of fixed maturity investments, partially offset by lower unrealized gains on fixed maturity investments trading;
•net realized and unrealized gains on equity investments trading of $111.3 million in the nine months ended September 30, 2020, compared to gains of $38.5 million in the nine months ended September 30, 2019, an increase of $72.8 million, principally driven by a net increase in the value of our strategic investment portfolio, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019; and
•net realized and unrealized losses on our other investments of $24.3 million in the nine months ended September 30, 2020, compared to net realized and unrealized gains of $3.9 million in the nine months ended September 30, 2019, a decrease of $28.3 million, principally driven by lower returns in our private equity investment portfolio.
Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2020	2019	Change
(in thousands)
Net foreign exchange gains (losses)	$4,503	$(1,812)	$6,315

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of TMR, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by foreign currency exposures associated with our underwriting operations, investment portfolio, and operations with non-U.S. dollar functional currencies, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.

Equity in Earnings of Other Ventures

Nine months ended September 30,	2020	2019	Change
(in thousands)
Tower Hill Companies	$7,692	$8,522	$(830)
Top Layer Re	7,036	6,550	486
Other	4,334	2,278	2,056
Total equity in earnings of other ventures	$19,062	$17,350	$1,712

Equity in earnings of other ventures was $19.1 million in the nine months ended September 30, 2020, compared to $17.4 million in the nine months ended September 30, 2019, an increase of $1.7 million, principally driven by improved profitability of our equity investments in Top Layer Re and a select group of insurance and insurance-related companies within the other category, partially offset by reduced profitability in the Tower Hill Companies.
Other (Loss) Income

Nine months ended September 30,	2020	2019	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$(5,210)	$3,547	(8,757)
Other	1,049	1,562	(513)
Total other (loss) income	$(4,161)	$5,109	$(9,270)

In the nine months ended September 30, 2020, we incurred an other loss of $4.2 million, compared to other income of $5.1 million in the nine months ended September 30, 2019, a decrease of $9.3 million, driven by losses on our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Nine months ended September 30,	2020	2019	Change
(in thousands)
Corporate expenses	$75,939	$76,480	$(541)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs associated with the acquisition of TMR and the sale of RenaissanceRe UK.
Corporate expenses decreased $0.5 million to $75.9 million, in the nine months ended September 30, 2020, compared to $76.5 million in the nine months ended September 30, 2019. Included in corporate expenses for the nine months ended September 30, 2020 is the $30.2 million loss on the sale of RenaissanceRe UK on August 18, 2020, as well as related transaction and other expenses, compared to $44.0 million of corporate expenses associated with the acquisition of TMR in the nine months ended September 30, 2019.

Income Tax Expense

Nine months ended September 30,	2020	2019	Change
(in thousands)
Income tax expense	$(12,785)	$(20,670)	$7,885

In the nine months ended September 30, 2020, we recognized an income tax expense of $12.8 million, compared to $20.7 million in the nine months ended September 30, 2019. The income tax expense in the nine months ended September 30, 2020 was principally driven by investment gains in our U.S. based operations, partially offset by lower underwriting performance and other miscellaneous items, also primarily in our U.S. operations, including amounts from the continued impacts of U.S. tax reform.
Net Income Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2020	2019	Change
(in thousands)
Net income attributable to redeemable noncontrolling interests	$(236,120)	$(204,091)	$(32,029)

Our net income attributable to redeemable noncontrolling interests was $236.1 million in the nine months ended September 30, 2020, compared to $204.1 million in the nine months ended September 30, 2019, a change of $32.0 million. The increase was primarily driven by growth and improved performance, with higher net income from Medici and Vermeer, partially offset by lower net income from DaVinci, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity and capital resources were not materially impacted by the COVID-19 pandemic and related volatility and slowdown in the global financial markets during the nine months ended September 30, 2020. For further discussion regarding the potential future impacts of the COVID-19 pandemic and related economic conditions on the Company's liquidity and capital resources, see "Current Outlook" and "Part II, Item 1A, Risk Factors."
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2020. Certain of our subsidiaries and branches are required to file financial condition reports (“FCRs”) with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2019.

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
Credit Facilities
In addition, we maintain credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At September 30, 2020	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	330,356
Unsecured	346,459
Funds at Lloyd’s Letter of Credit Facility	290,000
$966,815

(1)     At September 30, 2020, no amounts were issued or drawn under this facility.
During the nine months ended September 30, 2020, the letters of credit and facilities that were transferred to the Company in connection with the acquisition of TMR were terminated. There have been no other material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2019.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and significant credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit in the form of cash, securities or letters of credit (referred to as “Funds at Lloyd’s” or “FAL”). At September 30, 2020, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £509.0 million (December 31, 2019 - £524.3 million). Actual FAL posted for Syndicate 1458 at September 30, 2020 by RenaissanceRe Corporate Capital (UK) Limited was £561.1 million (December 31, 2019 - £522.5 million), supported by a $290.0 million letter of credit and a $405.7 million deposit of cash and fixed maturity securities (December 31, 2019 - $290.0 million and $385.9 million, respectively).
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at September 30, 2020 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $278.2 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2019 - $1.3 billion and $336.5 million, respectively), compared to the minimum amount required under U.S. state regulations of $884.1 million and $246.8 million, respectively, at September 30, 2020 (December 31, 2019 - $927.4 million and $249.4 million, respectively).

Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2020 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $55.1 million and $46.8 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2019 - $51.7 million and $43.8 million, respectively), compared to the minimum amount required under U.S. state regulations of $45.1 million and $48.2 million, respectively (December 31, 2019 - $40.3 million and $40.9 million, respectively).
Cash Flows

Nine months ended September 30,	2020	2019
(in thousands)
Net cash provided by operating activities	$1,329,779	$1,264,432
Net cash used in investing activities	(2,054,819)	(2,338,764)
Net cash provided by financing activities	632,307	833,020
Effect of exchange rate changes on foreign currency cash	1,043	4,641
Net decrease in cash and cash equivalents	(91,690)	(236,671)
Cash and cash equivalents, beginning of period	1,379,068	1,107,922
Cash and cash equivalents, end of period	$1,287,378	$871,251

2020
During the nine months ended September 30, 2020, our cash and cash equivalents decreased by $91.7 million, to $1.3 billion at September 30, 2020, compared to $1.4 billion at December 31, 2019.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2020 were $1.3 billion, compared to $1.3 billion during the nine months ended September 30, 2019. Cash flows provided by operating activities during the nine months ended September 30, 2020 were primarily the result of certain adjustments to reconcile our net income of $801.4 million to net cash provided by operating activities, including:
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
•an increase in unearned premiums of $745.5 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reserve for claims and claim expenses of $675.1 million primarily the result of net claims and claim expenses associated with the 2020 Large Loss Events, partially offset by a reduction in net claims and claim expenses of $155.2 million due to the sale of RenaissanceRe UK; partially offset by
•an increase in premiums receivable of $736.1 million due to the timing of receipts and increase in our gross premiums written;
•net realized and unrealized gains on investments of $561.9 million principally driven by higher realized gains generated on the sale of fixed maturity investments trading and higher overall returns in our portfolio of equity investments trading, partially offset by lower overall returns in our portfolio of other investments;
•an increase of $314.5 million in our prepaid reinsurance premiums due to the timing of payments and increase in ceded premiums written; and
•a decrease in other operating cash flows of $267.4 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2020, which were recorded in other liabilities at December 31, 2019. During the nine months ended September 30, 2020, in connection with the issuance of the non-voting preference shares of

Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the nine months ended September 30, 2020. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows used in investing activities. During the nine months ended September 30, 2020, our cash flows used in investing activities were $2.1 billion, principally reflecting net purchases of fixed maturity investments trading, short term investments and other investments of $1.5 billion, $549.2 million and $101.3 million, respectively. The net purchase of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, and the issuance of RenaissanceRe common shares during the second quarter of 2020, whereas the net purchase of short term investments was primarily associated with capital received from investors in Upsilon RFO during the nine months ended September 30, 2020. The net purchase of other investments during the nine months ended September 30, 2020, was primarily driven by an increased allocation to catastrophe bonds. Partially offsetting these net outflows in our cash flows used in investing activities was net proceeds of $136.7 million from the sale of RenaissanceRe UK during the third quarter of 2020.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2020 were $632.3 million, and were principally the result of:
•the issuance of 6,325,000 of our common shares in an underwritten public offering at a public offering price of $166.00 per share, combined with an additional $75.0 million raised through the issuance of 451,807 of our common shares at a price of $166.00 per share to State Farm, one of our existing stockholders, in a private placement. The total net proceeds from the offerings were $1.1 billion;
•net inflows of $59.1 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and Vermeer; partially offset by
•the repayment in full at maturity the aggregate principal amount of $250.0 million, plus applicable accrued interest, of our 5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. and RenaissanceRe Finance;
•the redemption of all 5 million of our outstanding Series C 6.08% Preference Shares on March 26, 2020 for $125.0 million plus accrued and unpaid dividends thereon;
•the repurchase of 406 thousand of our common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share; and
•dividends paid on our common and preference shares of $50.8 million and $23.6 million, respectively.
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
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2019 were $1.3 billion, compared to $888.5 million during the nine months ended September 30, 2018. Cash flows provided by operating activities during the nine months ended September 30, 2019 were primarily the result of certain adjustments to reconcile our net income of $909.9 million to net cash provided by operating activities, including:
•an increase in reinsurance balances payable of $738.4 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 10. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in unearned premiums of $487.9 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;

•a net decrease in reinsurance recoverable of $482.7 million, after taking into account the acquisition of TMR, primarily resulting from the collection of $930.7 million during the nine months ended September 30, 2019, partially offset by increases to reinsurance recoverable principally driven by increases in net claims and claim expenses associated with current accident year losses, combined with the continued execution of our gross-to-net strategy;
•an increase in reserve for claims and claim expenses of $118.7 million as a result of claims and claims expenses incurred of $1.8 billion during the nine months ended September 30, 2019 principally driven by current accident year losses, partially offset by claims payments of $1.6 billion primarily associated with prior accident years losses; partially offset by
•increases in premiums receivable of $625.0 million due to the timing of receipts of our gross premiums written;
•an increase of $216.1 million in our prepaid reinsurance premiums due to an increase in ceded premiums written;
•a decrease in other operating cash flows of $277.1 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2019, which were recorded in other liabilities at December 31, 2018. During the first nine months of 2019, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the first nine months of 2019. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; and
•net realized and unrealized gains on investments of $395.7 million principally due to improved performances from our fixed maturity, public equity and investments-related derivative portfolios.
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
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2019 were $833.0 million, and were principally the result of:
•net inflows of $516.0 million related to net third party redeemable noncontrolling interest share transactions in DaVinciRe, Medici and Vermeer;
•net inflows of $396.4 million associated with the April 2, 2019 issuance of $400.0 million of our 3.600% Senior Notes due April 15, 2029; partially offset by
•dividends paid on our common and preference shares of $44.5 million and $27.6 million, respectively.
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
Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At September 30, 2020	At December 31, 2019	Change
(in thousands)
Common shareholders’ equity	$6,865,821	$5,321,367	$1,544,454
Preference shares	525,000	650,000	(125,000)
Total shareholders’ equity attributable to RenaissanceRe	7,390,821	5,971,367	1,419,454
3.600% Senior Notes due 2029	392,161	391,475	686
3.450% Senior Notes due 2027	296,662	296,292	370
3.700% Senior Notes due 2025	298,335	298,057	278
5.750% Senior Notes due 2020	—	249,931	(249,931)
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,582	148,350	232
Total debt	$1,135,740	$1,384,105	$(248,365)
Total shareholders’ equity attributable to RenaissanceRe and debt	$8,526,561	$7,355,472	$1,171,089

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
During the nine months ended September 30, 2020, our total shareholders’ equity attributable to RenaissanceRe and debt increased by $1.2 billion, to $8.5 billion.
Our shareholders’ equity attributable to RenaissanceRe increased $1.4 billion during the nine months ended September 30, 2020 principally as a result of:
•the sale of 6,325,000 common shares in an underwritten public offering and the concurrent sale of 451,807 common shares to State Farm, each at a price per share of $166.00, for total aggregate net proceeds of $1.1 billion;
•our comprehensive income available to RenaissanceRe of $565.2 million; partially offset by
•the redemption of all 5 million of our outstanding Series C 6.08% Preference Shares for $125.0 million plus accrued and unpaid dividends thereon;
•the repurchase of 406 thousand common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share; and
•$50.8 million and $23.6 million of dividends on our common and preference shares, respectively.
Our debt decreased $248.4 million during the nine months ended September 30, 2020 principally as a result of the repayment in full at maturity on March 15, 2020 of our 5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. and RenaissanceRe Finance Inc. for the aggregate principal amount of $250.0 million, plus applicable accrued interest.

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

Investments
The table below shows our invested assets:

	September 30, 2020		December 31, 2019		Change
(in thousands, except percentages)
U.S. treasuries	$4,350,971	21.4%	$4,467,345	25.7%	$(116,374)
Agencies	437,681	2.1%	343,031	1.9%	94,650
Non-U.S. government	568,960	2.8%	497,392	2.9%	71,568
Non-U.S. government-backed corporate	401,449	2.0%	321,356	1.9%	80,093
Corporate	4,655,765	22.9%	3,075,660	17.7%	1,580,105
Agency mortgage-backed	1,086,474	5.3%	1,148,499	6.6%	(62,025)
Non-agency mortgage-backed	293,953	1.4%	294,604	1.7%	(651)
Commercial mortgage-backed	788,995	3.9%	468,698	2.7%	320,297
Asset-backed	807,070	4.0%	555,070	3.2%	252,000
Total fixed maturity investments, at fair value	13,391,318	65.8%	11,171,655	64.3%	2,219,663
Short term investments, at fair value	5,158,961	25.4%	4,566,277	26.3%	592,684
Equity investments trading, at fair value	547,381	2.7%	436,931	2.5%	110,450
Other investments, at fair value	1,122,683	5.5%	1,087,377	6.3%	35,306
Total managed investment portfolio	20,220,343	99.4%	17,262,240	99.4%	2,958,103
Investments in other ventures, under equity method	98,990	0.6%	106,549	0.6%	(7,559)
Total investments	$20,319,333	100.0%	$17,368,789	100.0%	$2,950,544

At September 30, 2020, we held investments totaling $20.3 billion, compared to $17.4 billion at December 31, 2019. In connection with the acquisition of TMR, we acquired total investments with a fair market value of $2.3 billion on March 22, 2019, the date of acquisition. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2020	December 31, 2019	Change
(in thousands)
Catastrophe bonds	$816,971	$781,641	$35,330
Private equity investments	274,810	271,047	3,763
Senior secured bank loan funds	20,933	22,598	(1,665)
Hedge funds	9,969	12,091	(2,122)
Total other investments	$1,122,683	$1,087,377	$35,306

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, obtaining the valuation of underlying portfolio investments where such underlying investments are publicly traded and therefore have a readily observable price, using information that is available to us with respect to the underlying investments, reviewing various indices for similar investments or asset classes, and estimating returns based on the results of similar types of investments for which we have obtained reported results, or other valuation methods, where possible. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net realized and unrealized gains (losses) on investments for the nine months ended September 30, 2020 is a loss of $2.4 million (2019 - $5.5 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, other investments and investments in other ventures of $1.5 billion, of which $747.6 million has been contributed at September 30, 2020. Our remaining commitments to these investments at September 30, 2020 totaled $745.4 million. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures and the Enterprise Risk Management rating of RenaissanceRe as of October 23, 2020 are presented below.

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

(1)    The A.M. Best ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents Syndicate 1458’s financial strength rating. The A.M. Best rating for RenaissanceRe represents our Enterprise Risk Management (“ERM”) score
(2)    The S&P ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating and the issuer’s long-term issuer credit rating. The Lloyd’s Overall Market Rating represents Syndicate 1458’s financial strength rating. The S&P rating for RenaissanceRe represents the rating on its ERM practices.
(3)    The Moody’s ratings represent the insurer’s financial strength rating.
(4)     The Fitch rating for Renaissance Reinsurance represents the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents Syndicate 1458’s financial strength rating.
As of October 23, 2020, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2019.
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

OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2020, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2019. We consider these contractual obligations when assessing our liquidity requirements. As of September 30, 2020, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2019.
CURRENT OUTLOOK
The COVID-19 Pandemic and General Economic Conditions
The global COVID-19 pandemic has had immense impacts on a global scale, including on the insurance and reinsurance industries, where it continues to contribute to an accelerating hard market across property, casualty and specialty lines. Notwithstanding our view of current opportunities available to RenaissanceRe, the COVID-19 pandemic has raised and continues to raise many new questions and challenges for us and our industry. It is not possible to predict precisely all of the potential impacts of the COVID-19 pandemic on RenaissanceRe, or their respective potential timing. Estimating the impact of the COVID-19 pandemic remains complicated and challenging, and its ultimate impact and the extent of losses is highly unpredictable and uncertain at this time. Among the uncertainties that render such estimation unusually challenging are the unknown length and severity of the COVID-19 pandemic, the unknown duration and depth of the economic recession, and the extent and duration of society’s response to the COVID-19 pandemic and economic downturn. From governments’ unprecedented imposition of constraints on economic and social activity, to longer term changes in societal behaviors that may result from people’s reactions to the COVID-19 pandemic, we believe that the COVID-19 pandemic could change demand for (re)insurance products going forward, potentially having significant impacts on the industry. We continue to expect insured losses to emerge over time as primary insurance claims are handled and public sector initiatives develop, and as the full impact of the COVID-19 pandemic and its effects on the global economy are realized. We are closely monitoring COVID-19-related developments, including potential government actions which may impact the insurance and reinsurance sectors.
We expect that stress in the global economy will continue, possibly with a deep recession and severe unemployment, but we are unable to predict the ultimate duration and severity of the economic downturn. We continue to expect increased market volatility as well, impacting the costs of capital formation, business and investment planning, and mark-to-market results from period to period. Given that the demand for insurance is significantly influenced by prevailing economic conditions, continued declining and weak global economic conditions may lead to a suppression of demand for insurance and reinsurance generally, although we believe there will be opportunities for the business we write, including in the remainder of 2020. In addition, this pressure may inordinately affect smaller competitors in the primary insurance, reinsurance and retrocessional markets. In turn, these pressures may lead, among other things, to increased consolidation as larger, better capitalized competitors will be in a stronger position to withstand prolonged periods of economic downturn and sustain their business through the financial volatility. In the current environment, capital and liquidity are extremely important, and we believe our capital and liquidity positions are strong. In furtherance of our strategic plan, in the second quarter of 2020 we raised over $1 billion of new common equity to support our pursuit of successfully executing on future opportunities.
We currently believe that current economic conditions have, and will likely continue to, heighten our counterparty credit risk due to the strain that the COVID-19 pandemic is putting on potentially all companies, including our own customers, agents, brokers, retrocessionaires, and capital providers. If there is a sustained economic downturn resulting from the COVID-19 pandemic, these effects could be magnified or could manifest themselves in ways that we cannot currently predict. We have been closely monitoring the economic impact of COVID-19-related shutdowns and the development of forbearance measures on, among other things, our mortgage book and other aspects of our portfolio. Economic disruption and changing market dynamics may also lead to significant changes and mismatches in the market as different insurance products compete for similar coverages. While we believe that we are well positioned to continue to execute on our strategic plan and compete for and meet the demand for the protection that we provide, it is difficult to predict all of the potential impacts of the COVID-19 pandemic on the markets in which we participate and our ability to effectively respond to these changing market dynamics.
More broadly, steps taken by governments throughout the world in responding to the COVID-19 pandemic, including the reduction of interest rates in certain jurisdictions in the U.S., could lead to higher inflation over time than we had anticipated, leading to higher costs of claims and claim expenses and the need to increase our reserves. The effects of this trend could be magnified for longer-tail business lines that are more inflation sensitive, particularly our casualty business. At this time, we expect that the low interest rate environment will continue, and that these actions and other dynamics are likely to reduce broadly available realized economic returns on investments.
In addition, market conditions have adversely impacted, and may adversely affect, our investment portfolio in the future. Over the longer term, as the COVID-19 pandemic continues and continues to create volatility in the financial markets, we expect that it is likely that the strain on financial markets will increase. In the near term, it is possible that adverse metrics in respect of the pandemic and the potential for uncertainty in respect of the presidential election in the U.S. will also contribute to volatility in the financial markets. In addition, access to public capital markets and private, third-party capital may become unavailable or constrained, or more expensive than in recent periods, or contain more onerous terms and conditions. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
While much of the positive performance in our investment portfolio in the first three quarters of 2020 reflected mark-to-market gains, we expect that it is highly likely that we will realize losses in certain individual positions in our investment portfolio in future periods, particularly in our equity investments trading portfolio and in lower rated corporate credit, as a result of the economic changes from the COVID-19 pandemic. These losses could be significant in respect of a particular financial period, or otherwise. Our ability to derive investment income from our investments may also become more difficult as economic sluggishness, or market volatility, continues. The sustained environment of low interest rates in recent years lowered the yields at which we invest our assets relative to longer-term historical levels. In 2019 and the first three quarters of 2020, decreases in prevailing interest rates contributed significantly to comparably high net realized and unrealized gains from our invested assets. However, as we invest cash from new premiums written or reinvest the proceeds of invested assets, we expect the yield on our portfolio to be adversely impacted by the anticipated period of low interest rates and broader economic uncertainty.
Operationally, as an international company with offices around the globe, the COVID-19 pandemic and restrictions related thereto have presented certain challenges. However, we believe we have adjusted well to date to the work paradigms required by the COVID-19 pandemic, benefiting from prior and enhanced investments in technology, systems and training, which have enabled us to maintain robust oversight of the company. As appropriate, certain of our offices have opened on an optional and limited basis in accordance with applicable rules and regulations in their respective jurisdictions. However, an extended period of remote work arrangements could strain our business continuity plans, introduce additive operational risk, including but not limited to cybersecurity risks such as ransomware attacks, and adversely affect our ability to manage our business.
Reinsurance Market Trends and Developments
Even before the onset of the COVID-19 pandemic, rates were rising across most lines of business. We continue to believe that the COVID-19 pandemic is accelerating the recent rate increases we have seen in many of the lines of business that we write. This has been exacerbated by the natural catastrophe activity in the second half of 2020 to date, which has accelerated the demand for reinsurance and which continues to outpace supply. As an organization, we believe these market conditions have created significant opportunities in the lines of business that we write, and that we are well positioned to deploy capital and grow in this environment given our market leadership and long-term relationships with brokers and customers. Our current expectation is that we will seek to deploy the proceeds from our recent equity offerings into the 2021 market beginning with the January 1 renewal period for general corporate purposes, which may include expanding our existing business lines, entering new business lines, forming new joint ventures, or acquiring books of business from other companies. This capital may be deployed from our holding company to our regulated operating subsidiaries or our joint ventures, and once contributed, our ability to reallocate such capital may be constrained by regulators or, for our joint ventures, the terms and conditions of our shareholder agreements.
The market has also been impacted by a tightened supply of capital. Among other things, capital in the insurance-linked securities market, which we estimated had already declined to a degree over recent periods, has been further impacted by recent developments, further reducing supply, particularly in respect of certain regions and perils. For example, we believe that the existing and potential impact of the COVID-19 pandemic, along with the high incidence of natural catastrophes in 2020, has contributed to a significant amount of trapped collateral in the insurance-linked securities market. We currently anticipate that this may exacerbate the decline in capital invested in the insurance-linked securities market overall. We believe that this trend magnifies market appreciation of the structural differences between collateralized coverage and traditional reinsurance, and that cedants may increasingly prefer in the near term the certainty of rated balance sheets, providing us with additional opportunities in the lines of business that we write, and putting additional upward pressure on reinsurance rates.
In addition, partly as a result of expected reductions in the availability of retrocessional capacity from third-party investors as third-party capital becomes less abundant, we expect that the trend of increasing rates for retrocessional coverage may accelerate. Accordingly, this trend may affect the amount of such protection we purchase in the future. However, consistent with our strategy of retaining more risk when prices are rising, we expect to manage any potential reductions in the availability of retrocessional reinsurance. We expect that we may also see additional opportunities to be a provider of retrocessional reinsurance as rates increase. This may provide another opportunity for us to profitably deploy available capital, while retaining more net risk on our balance sheet.
Another factor that may contribute to rising rates is that we anticipate reinsurers may be less inclined to write certain classes of business in which we participate that are most impacted by social inflation trends, the risks of climate change, regional or market segment weakness, or other factors, without proper pricing adjustments if other, less risky, opportunities to deploy capital are available to them. Certain classes of business, like Florida homeowners’ coverage and certain forms of casualty coverage, may be impacted by more than one of these factors. Our assessment of these changes in risk exposure will impact our appetite to renew or pursue business we perceive to be adversely impacted, either absolutely or relative to other market opportunities. In particular with regards to our assessment of risks related to climate change, we believe that our proprietary climate-change informed catastrophe models and approach set us apart from many other underwriters or insurance-linked securities managers who often rely on a single vendor model that we believe does not fully capture the impact of climate change.
Property Exposed Market Developments
While the impact of the COVID-19 pandemic may be the most significant driver of market dynamics in the near-term, there are other recent trends that have impacted property exposed markets. Prior to the emergence of the COVID-19 pandemic, property exposed markets were already experiencing constrained supply and elevated demand, resulting in upward pressure on rates. We estimate that the insurance and reinsurance markets experienced some of the largest back-to-back years for insured natural disaster losses in history from 2017 to 2019 from multiple hurricanes, typhoons, wildfires and earthquakes. The associated losses over this period affected an unusually large number of regions, insureds, reinsurance lines and reinsurers. In addition, the ultimate scale of the losses, difficulty of loss estimation, length of payout periods, social inflation risk and other factors have contributed to uncertainty around these loss events and the market has been impacted by continuing, significant adverse developments from these events. In particular, we estimate that the industry’s reported adverse developments on Typhoon Jebi and on Hurricane Irma would each represent, by themselves, historically large insured loss events. Moreover, to date the 2020 Atlantic storm season has had a record-setting level of storm activity, with an unusual number of named storms forming thus far. The Western portion of the United States has also been impacted by an unprecedented level of wildfire activity. We believe that climate change contributes to making extreme events both more frequent and more severe, and we believe that this level of catastrophe event activity is a result of this trend.
We believe that revised views of risk as a result of these experiences and the potential reduction of capacity or risk appetite from the insurance-linked securities market, have contributed favorably to market conditions, although there can be no assurance that these developments will continue or be sustained. Based on our experience, intermediary reports and other industry commentary, in respect of the January and June 2020 renewals, rates for retrocessional reinsurance and some lines of primary insurance were up substantially, while rates on other layers of reinsurance, if loss free in expiring periods, were up less markedly. Loss affected reinsurance programs and lines, such as treaties exposed to the California wildfires, showed more substantially improved terms. In respect of the April 2020 renewal, which includes our Japanese property catastrophe business, the industry saw significant rate improvements in certain lines, such as wind risk, while earthquake-only risk remained flat, but at attractive levels. This momentum continued through the June and July 1 renewals. With respect to the COVID-19 pandemic, we have been generally able to obtain COVID-19 pandemic exclusions on many of the new deals that we wrote, and only wrote deals without such exclusion that met certain specific criteria.
These developments facilitated our growth in gross premiums written, both in our existing operations and by presenting opportunities to deploy additional third-party capital. Nonetheless, in respect of certain regions and perils we continue to assess that prevailing rate increases were not sufficient to offset increases in exposure, continuing risks from social inflation and the potential for sustained elevation in exposure due to changes in climate conditions and demographics. For example, we continue to carefully monitor ongoing, adverse trends in the Florida market with respect to claims practices, litigation risks, and exposure growth, and are prepared to continue to reduce our exposure to risks and accounts exposed to these trends. Additionally, in 2020, for the first time in several years, the Florida Hurricane Catastrophe Fund did not purchase private reinsurance, citing rising rates as a deciding factor. While we believe we are well positioned to compete for business we find attractive, a number of dynamics may limit the degree to which the market sustains favorable improvements in the near-term or continue to introduce or exacerbate long-term challenges in our markets.
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
Legislative and Regulatory Update
As a result of the COVID-19 pandemic, we are seeing many legislative and regulatory initiatives that, if enacted, could have a significant adverse effect on our business and results of operations. Legislative, regulatory, judicial or social influences may seek to impose new obligations on (re)insurers in connection with the COVID-19 pandemic that extend coverage beyond the intended contractual obligations or result in an increase in the frequency or severity of claims beyond expected levels, thereby resulting in unexpected or modeled insurance or reinsurance losses. Certain governments and regulatory bodies are also considering proposals that would retroactively change the terms of existing insurance contracts that generally exclude business interruption losses from pandemics. Litigation in the U.S. is still in the early stages and, accordingly we continue to expect uncertainty regarding coverage for these types of claims and that the outcome may differ by jurisdiction. Internationally, there have also been legal challenges concerning business interruption coverage, including the U.K. Financial Conduct Authority’s business interruption “test case.” Further, a number of legislative proposals have been introduced or proposed to alter the financing of pandemic-related risk in several of the markets in which we operate, and the impact of these and other proposals on our business is uncertain at this time. For example, at the federal level, following the initial onset of the COVID-19 pandemic, Congress considered legislation that would have retroactively forced insurers to cover pandemic claims in business interruption policies even if specifically excluded. These bills have currently been withdrawn, although we cannot assure you that they or similar legislation will not be re-introduced in the future. At the state level in the U.S., at least eight states and the District of Columbia have considered legislation to require retroactive business interruption coverage, and while none have yet passed legislation, we expect that any such legislation will be challenged in court should it become law, however, any legal action challenging such legislation could take years to resolve and there can be no assurance that the outcomes would be favorable. Moreover, a number of stakeholder groups have advocated that, regardless of the passage of any such legislation, primary insurers voluntarily pay business interruption claims, even if excluded. While we are prepared to engage constructively with our cedants in respect of any such developments, we are also committed to enforcing our own contractual and legal rights, and the outcome of any of these developments is challenging to currently assess.
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
The statutory authorization for the operation and continuation of the NFIP has expired and received a series of short-term extensions. The NFIP’s current authorization has now most recently been extended to September 30, 2021. In January 2019, the Federal Deposit Insurance Corp. and Office of the Comptroller of the Currency issued rules requiring lenders to accept private flood insurance policies that have coverage at least as comprehensive as that offered by NFIP, and providing a framework to evaluate alternative flood coverage; these rules went into effect on July 1, 2019. Congress is also considering legislative language that would direct FEMA to consider policyholders who discontinue an NFIP policy and then later return to the NFIP as having continuous coverage if they can demonstrate that a flood insurance policy from a private firm was maintained throughout the interim period. To the extent these laws, rules and regulations are adopted and enforced, they could incrementally contribute to the growth of private residential flood opportunities and the financial stabilization of the NFIP. However, we cannot assure you that legislation to reform the NFIP will indeed be enacted or that the private market for residential flood protection will be enhanced if it is.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2019, during the nine months ended September 30, 2020, except as described below. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2019 for a discussion of our exposure to these risks.
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
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 10, 2017, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2020, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock, or in lieu of cash payments for the exercise price of employee stock options.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$437,379
July 1 - 31, 2020	114	$179.37	114	$179.37	—	$—	—
August 1 - 31, 2020	—	$—	—	$—	—	$—	—
September 1 - 30, 2020	—	$—	—	$—	—	$—	—
Total	114	$179.37	114	$179.37	—	$—	$437,379

During the nine months ended September 30, 2020, the Company repurchased 406 thousand common shares in open market transactions at an aggregate cost of $62.6 million and an average price of $154.36 per common share. Given the economic environment and to preserve capital for both risk and opportunity, the Company suspended share repurchases in March 2020. The Company did not engage in any share repurchase activity during the second and third quarters of 2020. At September 30, 2020, $437.4 million remained available for repurchase under the share repurchase program. In the near term, the Company intends to prioritize capital for deployment into its business; however, we may resume repurchases at any time when we believe it is prudent to do so and without further notice.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10.1	Deed of Release, dated August 18, 2020, by and among Citibank Europe Plc, RenaissanceRe Holdings Ltd. and RenaissanceRe (UK) Ltd.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: October 28, 2020    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 28, 2020    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)