Form 10-Q
period 2021-03-31
RENAISSANCERE HOLDINGS LTD
filed 2021-04-29
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at April 23, 2021 was 49,637,716.

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
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:
•the uncertainty of the continuing and future impact of the COVID-19 pandemic, including measures taken in response thereto and the effect of legislative, regulatory and judicial influences on our financial performance and our ability to conduct our business;
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
•changes in the method for determining the London Inter-bank Offered Rate (“LIBOR”) and the replacement of LIBOR;
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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on

Form 10-K (“Form 10-K”) for the year ended December 31, 2020, should not be construed as exhaustive. The effects of the events and circumstances described in the risk factors contained in this Form 10-Q may have the effect of heightening many of the risks contained in our Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,258,985 at March 31, 2021 (December 31, 2020 – $13,155,035)	$13,309,234	$13,506,503
Short term investments, at fair value	5,091,143	4,993,735
Equity investments trading, at fair value	503,137	702,617
Other investments, at fair value	1,379,056	1,256,948
Investments in other ventures, under equity method	91,362	98,373
Total investments	20,373,932	20,558,176
Cash and cash equivalents	1,286,661	1,736,813
Premiums receivable	3,928,122	2,894,631
Prepaid reinsurance premiums	1,229,716	823,582
Reinsurance recoverable	3,160,667	2,926,010
Accrued investment income	62,573	66,743
Deferred acquisition costs and value of business acquired	786,941	633,521
Receivable for investments sold	841,156	568,293
Other assets	318,249	363,170
Goodwill and other intangible assets	248,080	249,641
Total assets	$32,236,097	$30,820,580
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$10,953,383	$10,381,138
Unearned premiums	3,833,155	2,763,599
Debt	1,136,783	1,136,265
Reinsurance balances payable	4,254,645	3,488,352
Payable for investments purchased	1,133,787	1,132,538
Other liabilities	436,437	970,121
Total liabilities	21,748,190	19,872,013
Commitments and Contingencies
Redeemable noncontrolling interests	3,409,570	3,388,319
Shareholders’ Equity
Preference shares: $1.00 par value – 11,010,000 shares issued and outstanding at March 31, 2021 (December 31, 2020 – 11,010,000)	525,000	525,000
Common shares: $1.00 par value – 49,969,717 shares issued and outstanding at March 31, 2021 (December 31, 2020 – 50,810,618)	49,970	50,811
Additional paid-in capital	1,450,627	1,623,206
Accumulated other comprehensive loss	(12,382)	(12,642)
Retained earnings	5,065,122	5,373,873
Total shareholders’ equity attributable to RenaissanceRe	7,078,337	7,560,248
Total liabilities, noncontrolling interests and shareholders’ equity	$32,236,097	$30,820,580

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2021 and 2020
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Revenues
Gross premiums written	$2,652,442	$2,025,721
Net premiums written	$1,824,083	$1,269,808
Increase in unearned premiums	(670,247)	(356,710)
Net premiums earned	1,153,836	913,098
Net investment income	79,804	99,473
Net foreign exchange losses	(22,788)	(5,728)
Equity in (losses) earnings of other ventures	(5,558)	4,564
Other income (loss)	2,171	(4,436)
Net realized and unrealized losses on investments	(345,563)	(110,707)
Total revenues	861,902	896,264
Expenses
Net claims and claim expenses incurred	867,051	570,954
Acquisition expenses	267,234	210,604
Operational expenses	55,311	67,461
Corporate expenses	10,405	15,991
Interest expense	11,912	14,927
Total expenses	1,211,913	879,937
(Loss) income before taxes	(350,011)	16,327
Income tax benefit	19,516	8,846
Net (loss) income	(330,495)	25,173
Net loss (income) attributable to redeemable noncontrolling interests	46,850	(98,091)
Net loss attributable to RenaissanceRe	(283,645)	(72,918)
Dividends on preference shares	(7,289)	(9,056)
Net loss attributable to RenaissanceRe common shareholders	$(290,934)	$(81,974)
Net loss attributable to RenaissanceRe common shareholders per common share – basic	$(5.87)	$(1.89)
Net loss attributable to RenaissanceRe common shareholders per common share – diluted	$(5.87)	$(1.89)
Dividends per common share	$0.36	$0.35

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Loss
For the three months ended March 31, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Comprehensive loss
Net (loss) income	$(330,495)	$25,173
Change in net unrealized losses on investments, net of tax	(1,811)	(657)
Foreign currency translation adjustments, net of tax	2,071	932
Comprehensive (loss) income	(330,235)	25,448
Net loss (income) attributable to redeemable noncontrolling interests	46,850	(98,091)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	46,850	(98,091)
Comprehensive loss attributable to RenaissanceRe	$(283,385)	$(72,643)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Preference shares
Beginning balance	$525,000	$650,000
Repurchase of shares	—	(125,000)
Ending balance	525,000	525,000
Common shares
Beginning balance	50,811	44,148
Repurchase of shares	(1,076)	(406)
Issuance of restricted stock awards	235	292
Ending balance	49,970	44,034
Additional paid-in capital
Beginning balance	1,623,206	568,277
Repurchase of shares	(170,569)	(62,215)
Change in redeemable noncontrolling interests	(1,865)	(349)
Issuance of restricted stock awards	(145)	(3,105)
Ending balance	1,450,627	502,608
Accumulated other comprehensive loss
Beginning balance	(12,642)	(1,939)
Change in net unrealized losses on investments, net of tax	(1,811)	(657)
Foreign currency translation adjustments, net of tax	2,071	932
Ending balance	(12,382)	(1,664)
Retained earnings
Beginning balance	5,373,873	4,710,881
Net (loss) income	(330,495)	25,173
Net loss (income) attributable to redeemable noncontrolling interests	46,850	(98,091)
Dividends on common shares	(17,817)	(15,359)
Dividends on preference shares	(7,289)	(9,056)
Ending balance	5,065,122	4,613,548
Total shareholders’ equity	$7,078,337	$5,683,526

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Cash flows provided by operating activities
Net (loss) income	$(330,495)	$25,173
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	1,747	(4,405)
Equity in undistributed earnings of other ventures	17,891	7,398
Net realized and unrealized losses on investments	360,424	110,707
Change in:
Premiums receivable	(1,033,491)	(505,545)
Prepaid reinsurance premiums	(406,134)	(384,145)
Reinsurance recoverable	(234,657)	25,714
Deferred acquisition costs and value of business acquired	(153,420)	(75,884)
Reserve for claims and claim expenses	572,245	22,358
Unearned premiums	1,069,556	714,939
Reinsurance balances payable	766,293	944,684
Other	(423,421)	(405,528)
Net cash provided by operating activities	206,538	475,466
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	3,469,130	3,661,294
Purchases of fixed maturity investments trading	(3,808,597)	(3,370,394)
Net sales (purchases) of equity investments trading	128,020	(44,514)
Net purchases of short term investments	(111,085)	(704,226)
Net purchases of other investments	(127,661)	(79,711)
Net purchases of investments in other ventures	(15,542)	(1,888)
Return of investment from investment in other ventures	2,604	9,157
Net cash used in investing activities	(463,131)	(530,282)
Cash flows used in financing activities
Dividends paid – RenaissanceRe common shares	(17,817)	(15,359)
Dividends paid – preference shares	(7,289)	(9,056)
RenaissanceRe common share repurchases	(171,645)	(62,621)
Repayment of debt	—	(250,000)
Redemption of 6.08% Series C preference shares	—	(125,000)
Net third-party redeemable noncontrolling interest share transactions	13,006	42,599
Taxes paid on withholding shares	(9,834)	(10,180)
Net cash used in financing activities	(193,579)	(429,617)
Effect of exchange rate changes on foreign currency cash	20	1,581
Net decrease in cash and cash equivalents	(450,152)	(482,852)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,286,661	$896,216

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2020. RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
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
•RenaissanceRe Europe AG (“RREAG”), a Swiss-domiciled reinsurance company, which has branches in Australia, Bermuda, the U.K. and the U.S., provides property, casualty and specialty reinsurance coverages to insurers and reinsurers on a worldwide basis.
•RenaissanceRe Specialty U.S. Ltd., a Bermuda-domiciled insurer, which operates subject to U.S. federal income tax.
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
•RenaissanceRe Fund Management Ltd. (“RFM”) is a wholly-owned Bermuda exempted company and acts as the exclusive investment fund manager for several of the Company’s joint ventures or managed funds, in return for a management fee, a performance based incentive fee, or both. RFM is registered as an Exempt Reporting Adviser with the Securities and Exchange Commission and serves as the investment adviser to third-party investors in the various private investment partnerships and insurance-related investment products offered by the Company.
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
•The Company and Reinsurance Group of America, Incorporated are engaged in an initiative (“Langhorne”) to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) was incorporated to own and manage certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and manages the third-parties investing in Langhorne Holdings.
•Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled SPI, provides reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes.
•Following the acquisition of Tokio Millennium Re AG and certain associated entities and subsidiaries (collectively, “TMR”) on March 22, 2019, the Company managed Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (“Blizzard,” together with Shima Re and Norwood Re, the “TMR managed third-party capital vehicles”), which provided third-party investors with access to reinsurance risk. The TMR managed third-party capital vehicles no longer write new business. The Company ceased providing management services to Blizzard effective November 1, 2020, and Shima Re and Norwood Re effective December 1, 2020.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2020, except as described below.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (”ASU 2019-12”). Among other things, ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Accordingly, the Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2021	December 31, 2020
U.S. treasuries	$5,107,878	$4,960,409
Agencies	227,184	368,032
Non-U.S. government	518,162	491,531
Non-U.S. government-backed corporate	335,662	338,014
Corporate	4,289,072	4,261,025
Agency mortgage-backed	957,563	1,113,792
Non-agency mortgage-backed	272,529	291,444
Commercial mortgage-backed	713,044	791,272
Asset-backed	888,140	890,984
Total fixed maturity investments trading	$13,309,234	$13,506,503

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2021	Amortized Cost	Fair Value
Due in less than one year	$568,444	$572,443
Due after one through five years	5,498,414	5,569,638
Due after five through ten years	3,822,345	3,786,423
Due after ten years	562,618	549,453
Mortgage-backed	1,922,325	1,943,137
Asset-backed	884,839	888,140
Total	$13,258,985	$13,309,234

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2021	December 31, 2020
Financials	$241,360	$452,765
Communications and technology	123,204	119,592
Consumer	45,586	44,477
Industrial, utilities and energy	48,935	43,380
Healthcare	36,248	35,140
Basic materials	7,804	7,263
Total	$503,137	$702,617

Pledged Investments
At March 31, 2021, $8.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2020 - $8.1 billion). Of this amount, $2.5 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2020 - $2.5 billion).
Reverse Repurchase Agreements
At March 31, 2021, the Company held $25.0 million (December 31, 2020 - $126.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2021	March 31, 2020
Fixed maturity investments	$62,933	$73,338
Short term investments	573	12,092
Equity investments	1,491	1,551
Other investments
Catastrophe bonds	14,468	14,139
Other	3,801	1,629
Cash and cash equivalents	102	1,504
	83,368	104,253
Investment expenses	(3,564)	(4,780)
Net investment income	$79,804	$99,473

Net Realized and Unrealized Losses on Investments
Net realized and unrealized losses on investments are as follows:

	Three months ended
	March 31, 2021	March 31, 2020
Net realized gains on fixed maturity investments trading	$20,398	$57,487
Net unrealized losses on fixed maturity investments trading	(297,018)	(20,345)
Net realized and unrealized (losses) gains on fixed maturity investments trading	(276,620)	37,142
Net realized and unrealized gains on investments-related derivatives	14,861	33,181
Net realized gains (losses) on equity investments trading	109,887	(15,047)
Net unrealized losses on equity investments trading	(177,809)	(105,937)
Net realized and unrealized losses on equity investments trading	(67,922)	(120,984)
Net realized and unrealized losses on other investments - catastrophe bonds	(19,083)	(14,352)
Net realized and unrealized gains (losses) on other investments - other	3,201	(45,694)
Net realized and unrealized losses on investments	$(345,563)	$(110,707)

NOTE 4. FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s consolidated financial statements. Fair value is defined under accounting guidance currently applicable to the Company as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its consolidated statements of operations.
FASB ASC Topic Fair Value Measurements and Disclosures prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3). The three levels of the fair value hierarchy are described below:
•Fair values determined by Level 1 inputs utilize unadjusted quoted prices obtained from active markets for identical assets or liabilities for which the Company has access at the measurement date. The fair value is determined by multiplying the quoted price by the quantity held by the Company;
•Fair values determined by Level 2 inputs utilize inputs (other than quoted prices included in Level 1) that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals, broker quotes and certain pricing indices; and
•Level 3 inputs are based all or in part on significant unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In these cases, significant management assumptions can be used to establish management’s best estimate of the assumptions used by other market participants in determining the fair value of the asset or liability.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$5,107,878	$5,107,878	$—	$—
Agencies	227,184	—	227,184	—
Non-U.S. government	518,162	—	518,162	—
Non-U.S. government-backed corporate	335,662	—	335,662	—
Corporate	4,289,072	—	4,289,072	—
Agency mortgage-backed	957,563	—	957,563	—
Non-agency mortgage-backed	272,529	—	272,529	—
Commercial mortgage-backed	713,044	—	713,044	—
Asset-backed	888,140	—	888,140	—
Total fixed maturity investments	13,309,234	5,107,878	8,201,356	—
Short term investments	5,091,143	—	5,091,143	—
Equity investments trading	503,137	503,137	—	—
Other investments
Catastrophe bonds	941,604	—	941,604	—
Private equity investments	75,874	—	—	75,874
	1,017,478	—	941,604	75,874
Fund investments (1)	361,578
Total other investments	1,379,056	—	941,604	75,874
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,421)	—	—	(6,421)
Derivative assets (3)	20,449	2,317	18,132	—
Derivative liabilities (3)	(26,464)	(2,494)	(23,970)	—
Total other assets and (liabilities)	(12,436)	(177)	(5,838)	(6,421)
	$20,270,134	$5,610,838	$14,228,265	$69,453

(1)    Fund investments, which are comprised of private equity funds, senior secured bank loan funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)    Included in assumed and ceded (re)insurance contracts at March 31, 2021 was $0.6 million of other assets and $7.0 million of other liabilities.
(3)    See “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$4,960,409	$4,960,409	$—	$—
Agencies	368,032	—	368,032	—
Non-U.S. government	491,531	—	491,531	—
Non-U.S. government-backed corporate	338,014	—	338,014	—
Corporate	4,261,025	—	4,261,025	—
Agency mortgage-backed	1,113,792	—	1,113,792	—
Non-agency mortgage-backed	291,444	—	291,444	—
Commercial mortgage-backed	791,272	—	791,272	—
Asset-backed	890,984	—	890,984	—
Total fixed maturity investments	13,506,503	4,960,409	8,546,094	—
Short term investments	4,993,735	—	4,993,735	—
Equity investments trading	702,617	702,617	—	—
Other investments
Catastrophe bonds	881,290	—	881,290	—
Private equity investments	79,807	—	—	79,807
	961,097	—	881,290	79,807
Fund investments (1)	295,851
Total other investments	1,256,948	—	881,290	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,211)	—	—	(6,211)
Derivative assets (3)	45,233	156	45,077	—
Derivative liabilities (3)	(22,360)	(567)	(21,793)	—
Total other assets and (liabilities)	16,662	(411)	23,284	(6,211)
	$20,476,465	$5,662,615	$14,444,403	$73,596

(1)     Fund investments, which are comprised of private equity funds, senior secured bank loan funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
U.S. Treasuries
Level 1 - At March 31, 2021, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AA (December 31, 2020 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2021, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 1.4% and a weighted average credit quality of AA (December 31, 2020 - 0.9% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At March 31, 2021, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 1.0% and a weighted average credit quality of AA (December 31, 2020 - 0.5% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At March 31, 2021, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AA (December 31, 2020 - 1.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2021, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.5% and a weighted average credit quality of BBB (December 31, 2020 - 2.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At March 31, 2021, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.7%, a weighted average credit quality of AA and a weighted average life of 4.9 years (December 31, 2020 - 1.0%, AA and 3.8 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency Mortgage-backed
Level 2 - At March 31, 2021, the Company’s non-agency residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.0%, a weighted average credit quality of non-investment grade and a weighted average life of 5.3 years (December 31, 2020 - 3.0%, non-investment grade and 5.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At March 31, 2021, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 1.8%, a weighted average credit quality of AAA, and a weighted average life of 4.7 years (December 31, 2020 - 1.5%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At March 31, 2021, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.7%, a weighted average credit quality of AA and a weighted average life of 3.1 years (December 31, 2020 - 1.8%, AA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At March 31, 2021, the Company’s short term investments had a weighted average yield to maturity of 0.1% and a weighted average credit quality of AAA (December 31, 2020 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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
Other Assets and Liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain derivatives entered into by the Company. The fair value of these transactions includes certain exchange traded futures contracts which are considered Level 1, and foreign currency contracts and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs. For credit derivatives, these inputs include credit spreads, credit ratings of the underlying referenced security, the risk-free rate and the contract term. For foreign currency contracts, these inputs include spot rates and interest rate curves.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At March 31, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$75,874	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	75,874
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(168)	Internal valuation model	Bond price	n/a	n/a	$99.51
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(6,849)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,895
			Expected loss ratio	n/a	n/a	21.9%
			Discount rate	n/a	n/a	0.9%
Assumed and ceded (re)insurance contracts	596	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%
Total other assets and (liabilities)	(6,421)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$69,453

At December 31, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$79,807	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(190)	Internal valuation model	Bond price	n/a	n/a	$99.31
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(7,395)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,514
			Expected loss ratio	n/a	n/a	24.0%
			Discount rate	n/a	n/a	0.4%
Assumed and ceded (re)insurance contracts	1,374	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%
Total other assets and (liabilities)	(6,211)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$73,596

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2021	$79,807	$(6,211)	$73,596
Total realized and unrealized losses
Included in net realized and unrealized losses on investments	(3,936)	—	(3,936)
Included in other income (loss)	—	96	96
Total foreign exchange gains	3	—	3
Purchases	—	(306)	(306)
Sales	—	—	—
Balance - March 31, 2021	$75,874	$(6,421)	$69,453

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2020	$74,634	$4,731	$79,365
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(14,156)	—	(14,156)
Included in other income (loss)	—	(2,897)	(2,897)
Total foreign exchange losses	(21)	—	(21)
Purchases	20,962	(611)	20,351
Sales	(8,799)	—	(8,799)
Balance - March 31, 2020	$72,620	$1,223	$73,843

Other Investments
Private Equity Investments
Level 3 - At March 31, 2021, the Company’s other investments included $75.9 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At March 31, 2021, the Company had a $0.2 million net liability related to an assumed reinsurance contract accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on indicative pricing obtained from independent brokers and pricing vendors for similarly structured marketable securities. The most significant unobservable inputs include prices for similar marketable securities and a liquidity premium. The Company considers the prices for similar securities to be unobservable, as there is little, if any market activity for these similar assets. In addition, the Company has estimated a liquidity premium that would be required if the Company attempted to effectively exit its position by executing a short sale of these securities. Generally, an increase in the prices for similar marketable securities or a decrease in the liquidity premium would result in an increase in the expected profit and ultimate fair value of this assumed reinsurance contract.
Level 3 - At March 31, 2021, the Company had a $6.8 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
Level 3 - At March 31, 2021, the Company had a $0.6 million net asset related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of internal valuation models. The inputs to the models are primarily based on the unexpired period of risk and an evaluation of the probability of loss. The fair value of the contracts are sensitive to loss-triggering events. In the event of a loss, the Company would adjust the fair value of the contract to account for a recovery or liability in accordance with the contract terms and the estimate of exposure under the contract. The inputs for the contracts are based on management’s evaluation and are unobservable.
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

Debt
Included on the Company’s consolidated balance sheet at March 31, 2021 were debt obligations of $1.1 billion (December 31, 2020 - $1.1 billion). At March 31, 2021, the fair value of the Company’s debt obligations was $1.2 billion (December 31, 2020 – $1.3 billion).
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

	March 31, 2021	December 31, 2020
Other investments	$1,379,056	$1,256,948
Other assets	$6,437	$8,982
Other liabilities	$12,858	$15,193

Included in net realized and unrealized losses on investments for the three months ended March 31, 2021 was net unrealized gains of $3.2 million related to the changes in fair value of other investments (2020 – net unrealized losses of $4.7 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity funds	$333,910	$1,031,629	See below	See below	See below
Senior secured bank loan funds	16,886	7,920	See below	See below	See below
Hedge funds	10,782	—	See below	See below	See below
Total other investments measured using net asset valuations	$361,578	$1,039,549

Private Equity Funds
The Company’s investments in private equity funds include alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity and private credit asset classes including U.S. and global leveraged buyouts, U.S. direct lending, secondaries, mezzanine investments, distressed securities, real estate, and oil, gas and power. The Company generally has no right to redeem its interest in any of these fund investments in advance of dissolution of the applicable limited partnerships. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.

Senior Secured Bank Loan Funds
At March 31, 2021, the Company had $16.9 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge Funds
At March 31, 2021, the Company had $10.8 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the Company.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2021	March 31, 2020
Premiums written
Direct	$225,139	$147,692
Assumed	2,427,303	1,878,029
Ceded	(828,359)	(755,913)
Net premiums written	$1,824,083	$1,269,808
Premiums earned
Direct	$162,089	$134,229
Assumed	1,416,646	1,149,733
Ceded	(424,899)	(370,864)
Net premiums earned	$1,153,836	$913,098
Claims and claim expenses
Gross claims and claim expenses incurred	$1,250,246	$747,715
Claims and claim expenses recovered	(383,195)	(176,761)
Net claims and claim expenses incurred	$867,051	$570,954

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
Premiums receivable reflect premiums written based on contract and policy terms and include estimates based on information received from both insureds and ceding companies and our own judgment.

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
At March 31, 2021, the Company’s premiums receivable balance was $3.9 billion (December 31, 2020 - $2.9 billion). Of the Company’s premiums receivable balance as of March 31, 2021, the majority are receivable from highly rated counterparties and Lloyd’s syndicates. The provision for current expected credit losses on the Company’s premiums receivable was $3.8 million at March 31, 2021 (December 31, 2020 - $6.0 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Three months ended March 31	2021
Beginning balance	$5,961
Provision for allowance	(2,179)
Ending balance	$3,782

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.
At March 31, 2021, the Company’s reinsurance recoverable balance was $3.2 billion (December 31, 2020 - $2.9 billion). Of the Company’s reinsurance recoverable balance at March 31, 2021, 45.2% is fully collateralized by our reinsurers, 52.9% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.9% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2020 - 45.2%, 53.4% and 1.4%, respectively). The reinsurers with the three largest balances accounted for 15.0%, 10.2% and 6.1%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2021 (December 31, 2020 - 15.3%, 10.8% and 6.7%, respectively). The provision for current expected credit losses was $6.6 million at March 31, 2021 (December 31, 2020 - $6.3 million). The three largest company-specific components of the provision for current expected credit losses represented 12.7%, 7.6% and 5.1%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2021 (December 31, 2020 - 13.2%, 13.0% and 6.7%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Three months ended March 31	2021
Beginning balance	$6,334
Provision for allowance	271
Ending balance	$6,605

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company establishes its claims and claim expense reserves by taking claims reported to the Company by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to the Company, or incurred but not enough reported to the Company (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent the Company’s estimates for claims related to specific contracts previously reported to the Company which it believes may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our unaudited financial statements.
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2021	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,292,683	$1,333,734	$2,145,953	$4,772,370
Casualty and Specialty	1,801,362	147,822	4,231,829	6,181,013
Total	$3,094,045	$1,481,556	$6,377,782	$10,953,383

At December 31, 2020
Property	$1,127,909	$1,617,003	$1,627,541	$4,372,453
Casualty and Specialty	1,651,150	133,843	4,223,692	6,008,685
Total	$2,779,059	$1,750,846	$5,851,233	$10,381,138

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31	2021	2020
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$7,455,128	$6,593,052
Net incurred related to:
Current year	876,083	557,054
Prior years	(9,032)	13,900
Total net incurred	867,051	570,954
Net paid related to:
Current year	14,751	31,201
Prior years	486,488	436,286
Total net paid	501,239	467,487
Foreign exchange (1)	(28,224)	(55,395)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	7,792,716	6,641,124
Reinsurance recoverable as of end of period	3,160,667	2,765,583
Reserve for claims and claim expenses as of end of period	$10,953,383	$9,406,707

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
The following table details the Company’s prior year net development by segment of its liability for unpaid claims and claim expenses:

Three months ended March 31	2021	2020
	(Favorable) adverse development	(Favorable) adverse development
Property	$(5,162)	$13,901
Casualty and Specialty	(3,870)	(1)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(9,032)	$13,900

Changes to prior year estimated claims reserves increased net income by $9.0 million during the three months ended March 31, 2021 (2020 - decreased net income by $13.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interests - DaVinciRe and Vermeer, and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Three months ended March 31	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	(4,742)
2018 Large Loss Events	(3,263)
2017 Large Loss Events	(5,508)
Other	(679)
Total large catastrophe events	(14,192)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	9,030
Total small catastrophe events and attritional loss movements	9,030
Total catastrophe and attritional net claims and claim expenses	(5,162)
Total net favorable development of prior accident years net claims and claim expenses	$(5,162)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2021 of $5.2 million was primarily comprised of net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$4.7 million associated with Hurricane Dorian and Typhoon Faxai, Typhoon Hagibis and losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$3.3 million associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the ”2018 Large Loss Events”); and
•$5.5 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”).

Three months ended March 31	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(19,681)
2018 Large Loss Events	(14,200)
2017 Large Loss Events	(6,237)
Other	8,027
Total large catastrophe events	(32,091)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	45,992
Total small catastrophe events and attritional loss movements	45,992
Total net adverse development of prior accident years net claims and claim expenses	$13,901

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2020 of $13.9 million was comprised of net adverse development of $54.0 million primarily within the Company’s other property class of business and principally driven by higher than expected attritional losses related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods, combined with the impact of certain of the Company’s whole account ceded protections. Partially offsetting this adverse development was favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$19.7 million associated with the 2019 Large Loss Events;
•$14.2 million associated with the 2018 Large Loss Events; and
•$6.2 million associated with the 2017 Large Loss Events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31	2021	2020
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(3,870)	$(1)
Total net favorable development of prior accident years net claims and claim expenses	$(3,870)	$(1)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $3.9 million in the three months ended March 31, 2021 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $1.0 thousand in the three months ended March 31, 2020 was due to reported losses generally coming in as expected on attritional net claims and claim expenses.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2020.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$431,360	$392,619	$453,932	$392,391
3.450% Senior Notes due 2027	323,262	296,909	329,661	296,787
3.700% Senior Notes due 2025	310,881	298,519	315,273	298,428
4.750% Senior Notes due 2025 (DaVinciRe) (1)	165,746	148,736	162,203	148,659
Total debt	$1,231,249	$1,136,783	$1,261,069	$1,136,265

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At March 31, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	392,116
Unsecured	488,532
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,105,648

(1)     At March 31, 2021, no amounts were issued or drawn under this facility.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2021	December 31, 2020
Redeemable noncontrolling interest - DaVinciRe	$1,555,714	$1,560,693
Redeemable noncontrolling interest - Medici	737,702	717,999
Redeemable noncontrolling interest - Vermeer	1,116,154	1,109,627
Redeemable noncontrolling interests	$3,409,570	$3,388,319

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2021	March 31, 2020
Redeemable noncontrolling interest - DaVinciRe	$(39,934)	$84,906
Redeemable noncontrolling interest - Medici	(13,443)	(4,678)
Redeemable noncontrolling interest - Vermeer	6,527	17,863
Net (loss) income attributable to redeemable noncontrolling interests	$(46,850)	$98,091

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 28.7% at March 31, 2021 (December 31, 2020 - 21.4%).
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
2021
During the three months ended March 31, 2021, DaVinciRe completed an equity capital raise of $250.0 million, comprised of $150.9 million from third-party investors and $99.1 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $40.0 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $156.7 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 28.7%.
2020
Effective January 1, 2020, the Company sold an aggregate of $10.0 million of its shares in DaVinciRe to an existing third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 21.4%.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2021	March 31, 2020
Beginning balance	$1,560,693	$1,435,581
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(155,971)	2,607
Sale of shares to redeemable noncontrolling interests	190,926	9,991
Net (loss) income attributable to redeemable noncontrolling interest	(39,934)	84,906
Ending balance	$1,555,714	$1,533,085

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
2021
During the three months ended March 31, 2021, third-party investors subscribed for $40.8 million and redeemed $7.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.4% at March 31, 2021.
2020
During the three months ended March 31, 2020, third-party investors subscribed for $54.6 million and redeemed $4.8 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.2% at March 31, 2020.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2021	March 31, 2020
Beginning balance	$717,999	$632,112
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(7,699)	(4,764)
Sale of shares to redeemable noncontrolling interests	40,845	54,613
Net loss attributable to redeemable noncontrolling interest	(13,443)	(4,678)
Ending balance	$737,702	$677,283

Redeemable Noncontrolling Interest – Vermeer
RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, PFZW, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. Vermeer is managed by RUM in return for a management fee. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statement of operations as net income attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.

The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2021	March 31, 2020
Beginning balance	$1,109,627	$1,003,615
Net income attributable to redeemable noncontrolling interest	6,527	17,863
Ending balance	$1,116,154	$1,021,478

NOTE 9. VARIABLE INTEREST ENTITIES
Upsilon RFO
RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of Upsilon RFO and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk, and therefore, these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance.
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
2021
During the three months ended March 31, 2021, $470.3 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. Also during the three months ended March 31, 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $145.0 million of capital to its investors, including $9.2 million to the Company. At March 31, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 12.8%.
At March 31, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.9 billion and $3.9 billion, respectively (December 31, 2020 - $3.8 billion and $3.8 billion, respectively). Of the total assets and liabilities, a net amount of $2.0 billion is attributable to the Company, and $0.3 billion is attributable to third-party investors.
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
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. See “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At March 31, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.2 billion and $47.5 million, respectively (December 31, 2020 - $1.1 billion and $36.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.1 billion at March 31, 2021 (December 31, 2020 - $1.1 billion).

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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Mona Lisa Re and concluded it is not the primary beneficiary of Mona Lisa Re as it does not have the power over the activities that most significantly impact the economic performance of Mona Lisa Re, in accordance with the accounting guidance. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $28.3 million and $6.4 million, respectively, during the three months ended March 31, 2021 (2020 - $24.3 million and $6.7 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $9.5 million and $1.7 million, respectively, during the three months ended March 31, 2021 (2020 - $24.3 million and $6.7 million, respectively).
At March 31, 2021, the total assets and total liabilities of Mona Lisa Re were $423.8 million and $423.8 million, respectively (December 31, 2020 - $400.3 million and $400.3 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.7 million at March 31, 2021 (December 31, 2020 - $3.7 million).
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

Renaissance Reinsurance entered into ceded reinsurance contracts with Fibonacci Re with ceded premiums written of $Nil and ceded premiums earned of $Nil during the three months ended March 31, 2021 (2020 - $Nil and $Nil, respectively). During the three months ended March 31, 2021, Renaissance Reinsurance reduced its net claims and claim expenses ceded to Fibonacci Re by $Nil (2020 - ceded net claims and claim expenses of $1.1 million) and as of March 31, 2021 had a net reinsurance recoverable of $Nil from Fibonacci Re (December 31, 2020 - $Nil).
The fair value of the Company’s investment in the participating notes of Fibonacci Re is included in other investments. During 2020, all previously outstanding series of notes issued by Fibonacci Re were redeemed and the proceeds were returned to the holders of such notes. Net of third-party investors, the fair value of the Company’s investment in Fibonacci Re was $Nil at March 31, 2021 (December 31, 2020 - $Nil).
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of March 31, 2021 the Company has invested $2.1 million in Langhorne Holdings (December 31, 2020 - $2.0 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of March 31, 2021 the Company has invested $0.1 million in Langhorne Partners (December 31, 2020 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Dividends
The Board of Directors of RenaissanceRe declared a dividend of $0.36 per common share, payable to common shareholders of record on March 15, 2021, and the Company paid the dividend on March 31, 2021.
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
During the three months ended March 31, 2021, the Company paid $7.3 million in preference share dividends (2020 - $9.1 million) and $17.8 million in common share dividends (2020 - $15.4 million).
Share Repurchases

The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 5, 2021, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2021, the Company repurchased 1,076,344 common shares in open market transactions at an aggregate cost of $171.6 million and an average price of $159.47 per common share. At March 31, 2021, $328.4 million remained available for repurchase under the share repurchase program.
Refer to Note 15. “Subsequent Events” for additional information related to common share repurchases subsequent to March 31, 2021.
NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2021	March 31, 2020
Numerator:
Net loss attributable to RenaissanceRe common shareholders	$(290,934)	$(81,974)
Amount allocated to participating common shareholders (1)	(129)	(146)
Net loss allocated to RenaissanceRe common shareholders	$(291,063)	$(82,120)
Denominator:
Denominator for basic loss per RenaissanceRe common share - weighted average common shares	49,579	43,441
Per common share equivalents of employee stock options and non-vested shares	—	—
Denominator for diluted loss per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	49,579	43,441
Net loss attributable to RenaissanceRe common shareholders per common share – basic	$(5.87)	$(1.89)
Net loss attributable to RenaissanceRe common shareholders per common share – diluted	$(5.87)	$(1.89)

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company's stock compensation plans.

NOTE 12. SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of the Company’s operating subsidiaries and certain joint ventures and managed funds. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and certain expenses related to acquisitions and disposals.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty, each of whom operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,616,819	$1,035,623	$—	$2,652,442
Net premiums written	$1,008,460	$815,623	$—	$1,824,083
Net premiums earned	$605,166	$548,670	$—	$1,153,836
Net claims and claim expenses incurred	498,832	368,219	—	867,051
Acquisition expenses	112,754	154,480	—	267,234
Operational expenses	35,375	19,936	—	55,311
Underwriting (loss) income	$(41,795)	$6,035	$—	(35,760)
Net investment income			79,804	79,804
Net foreign exchange losses			(22,788)	(22,788)
Equity in earnings of other ventures			(5,558)	(5,558)
Other income			2,171	2,171
Net realized and unrealized losses on investments			(345,563)	(345,563)
Corporate expenses			(10,405)	(10,405)
Interest expense			(11,912)	(11,912)
Loss before taxes				(350,011)
Income tax benefit			19,516	19,516
Net loss attributable to redeemable noncontrolling interests			46,850	46,850
Dividends on preference shares			(7,289)	(7,289)
Net loss attributable to RenaissanceRe common shareholders				$(290,934)

Net claims and claim expenses incurred – current accident year	$503,994	$372,089	$—	$876,083
Net claims and claim expenses incurred – prior accident years	(5,162)	(3,870)	—	(9,032)
Net claims and claim expenses incurred – total	$498,832	$368,219	$—	$867,051

Net claims and claim expense ratio – current accident year	83.3%	67.8%		75.9%
Net claims and claim expense ratio – prior accident years	(0.9)%	(0.7)%		(0.8)%
Net claims and claim expense ratio – calendar year	82.4%	67.1%		75.1%
Underwriting expense ratio	24.5%	31.8%		28.0%
Combined ratio	106.9%	98.9%		103.1%

Three months ended March 31, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,220,526	$805,195	$—	$2,025,721
Net premiums written	$674,581	$595,227	$—	$1,269,808
Net premiums earned	$421,335	$491,763	$—	$913,098
Net claims and claim expenses incurred	144,745	426,209	—	570,954
Acquisition expenses	85,351	125,253	—	210,604
Operational expenses	44,007	23,454	—	67,461
Underwriting income (loss)	$147,232	$(83,153)	$—	64,079
Net investment income			99,473	99,473
Net foreign exchange losses			(5,728)	(5,728)
Equity in earnings of other ventures			4,564	4,564
Other loss			(4,436)	(4,436)
Net realized and unrealized losses on investments			(110,707)	(110,707)
Corporate expenses			(15,991)	(15,991)
Interest expense			(14,927)	(14,927)
Income before taxes				16,327
Income tax benefit			8,846	8,846
Net income attributable to redeemable noncontrolling interests			(98,091)	(98,091)
Dividends on preference shares			(9,056)	(9,056)
Net loss attributable to RenaissanceRe common shareholders				$(81,974)

Net claims and claim expenses incurred – current accident year	$130,844	$426,210	$—	$557,054
Net claims and claim expenses incurred – prior accident years	13,901	(1)	—	13,900
Net claims and claim expenses incurred – total	$144,745	$426,209	$—	$570,954

Net claims and claim expense ratio – current accident year	31.1%	86.7%		61.0%
Net claims and claim expense ratio – prior accident years	3.3%	—%		1.5%
Net claims and claim expense ratio – calendar year	34.4%	86.7%		62.5%
Underwriting expense ratio	30.7%	30.2%		30.5%
Combined ratio	65.1%	116.9%		93.0%

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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,317	$—	$2,317	Other assets	$—	$2,317
Interest rate swaps	232	—	232	Other assets	—	232
Foreign currency forward contracts (1)	13,064	—	13,064	Other assets	—	13,064
Foreign currency forward contracts (2)	2,750	143	2,607	Other assets	—	2,607
Credit default swaps	211	—	211	Other assets	—	211
Total derivative instruments not designated as hedges	18,574	143	18,431		—	18,431
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	2,018	—	2,018	Other assets	—	2,018
Total	$20,592	$143	$20,449		$—	$20,449

	Derivative Liabilities
At March 31, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,494	$—	$2,494	Other liabilities	$2,494	$—
Foreign currency forward contracts (1)	17,573	—	17,573	Other liabilities	—	17,573
Foreign currency forward contracts (2)	4,175	143	4,032	Other liabilities	—	4,032
Total derivative instruments not designated as hedges	24,242	143	24,099		2,494	21,605
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	2,365	—	2,365	Other liabilities	—	2,365
Total	$26,607	$143	$26,464		$2,494	$23,970

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31		2021	2020
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized losses on investments	$15,507	$88,006
Interest rate swaps	Net realized and unrealized losses on investments	(901)	2,107
Foreign currency forward contracts (1)	Net foreign exchange losses	(3,641)	(330)
Foreign currency forward contracts (2)	Net foreign exchange losses	(5,061)	6,400
Credit default swaps	Net realized and unrealized losses on investments	255	(4,897)
Total return swaps	Net realized and unrealized losses on investments	—	(21,137)
Equity futures	Net realized and unrealized losses on investments	—	(30,898)
Total derivative instruments not designated as hedges		6,159	39,251
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	(2,089)	10,844
Total derivative instruments designated as hedges		(2,089)	10,844
Total		$4,070	$50,095

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2021.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2021, the Company had $1.8 billion of notional long positions and $0.9 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2020 - $2.0 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At March 31, 2021, the Company had $Nil of notional positions paying a fixed rate and $20.2 million receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2020 - $Nil and $23.5 million, respectively).

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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company's foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company's use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2021, the Company had outstanding underwriting related foreign currency contracts of $843.3 million in notional long positions and $355.6 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $661.4 million and $504.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2021, the Company had outstanding investment portfolio related foreign currency contracts of $265.5 million in notional long positions and $139.3 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $269.5 million and $117.5 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2021, the Company had outstanding credit default swaps of $25.0 million in notional positions to hedge credit risk and $77.9 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2020 - $Nil and $96.8 million, respectively).

Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At March 31, 2021 and December 31, 2020, the Company had no outstanding total return swaps, respectively.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio from time to time to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At March 31, 2021 and December 31, 2020, the Company had no outstanding equity futures, respectively.
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
Certain of the Company’s subsidiaries use non-U.S. dollar functional currencies. The Company, from time to time, enters into foreign exchange forwards to hedge currencies, which currently includes the Australian dollar and Euro net investment in foreign operations, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies.
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

	Three months ended
	March 31, 2021	March 31, 2020
Weighted average of U.S. dollar equivalent of foreign denominated net (liabilities) assets	$(97,219)	$76,804
Derivative (losses) gains (1)	$(2,089)	$10,844

(1)    Derivative (losses) gains from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive (loss) income on the Company’s consolidated statements of changes in shareholders’ equity.
NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2020.
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

NOTE 15. SUBSEQUENT EVENTS
Effective April 1, 2021, the Company raised over $100.0 million of capital through Medici. Following this transaction, the Company’s ownership in Medici was 13.7%.
Subsequent to March 31, 2021 and through the period ended April 23, 2021, we repurchased 330 thousand common shares in open market transactions at an aggregate cost of $55.3 million and an average price of $167.62 per common share.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2021 and 2020, respectively, as well as our liquidity and capital resources at March 31, 2021. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2020. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K., and the U.S. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S. Inc., RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), RenaissanceRe Europe AG (“RREAG”), Renaissance Reinsurance of Europe Unlimited Company (“Renaissance Reinsurance of Europe”) and our Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”). We also underwrite reinsurance on behalf of joint ventures, including DaVinci Reinsurance Ltd. (“DaVinci”), Top Layer Reinsurance Ltd. (“Top Layer Re”), Upsilon RFO Re Ltd. (“Upsilon RFO”) and Vermeer Reinsurance Ltd. (“Vermeer”). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
We aspire to be the world’s best underwriter by matching well-structured risks with efficient sources of capital and our mission is to produce superior returns for our shareholders over the long term. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across market cycles, and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture and managed funds partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends, which we believe is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time. The principal drivers of our profit are underwriting income, investment income and fee income generated by our third-party capital management business.
Our core products include property, casualty and specialty reinsurance, and certain insurance products principally distributed through intermediaries, with whom we have cultivated strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. In recent years, through the strategic execution of several initiatives, including organic growth and acquisitions, we have expanded and diversified our casualty and specialty platform and products, and believe we are a leader in certain casualty and specialty lines of business. We also pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments directed at classes of risk other than catastrophe reinsurance. From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.
We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures and managed funds.
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
A meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes. Our results depend to a large extent on the frequency and severity of these catastrophic events, and the coverages we offer to customers affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover, which primarily impact our Property segment, in both the property catastrophe and other property lines of business. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. Our Casualty and Specialty business, which represents approximately half of our gross premiums written annually, is an efficient use of capital that is generally less correlated with our Property business. It allows us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital.
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
Segments
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty reinsurance and insurance written on behalf of our operating subsidiaries and certain joint ventures and managed funds. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and certain expenses related to acquisitions and disposals.
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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2020. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2020.
SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2021, compared to the first quarter of 2020.

Three months ended March 31	2021	2020	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,652,442	$2,025,721	$626,721
Net premiums written	$1,824,083	$1,269,808	$554,275
Net premiums earned	$1,153,836	$913,098	$240,738
Net claims and claim expenses incurred	867,051	570,954	296,097
Acquisition expenses	267,234	210,604	56,630
Operational expenses	55,311	67,461	(12,150)
Underwriting (loss) income	$(35,760)	$64,079	$(99,839)

Net investment income	$79,804	$99,473	$(19,669)
Net realized and unrealized losses on investments	(345,563)	(110,707)	(234,856)
Total investment result	$(265,759)	$(11,234)	$(254,525)

Net (loss) income	$(330,495)	$25,173	$(355,668)
Net loss attributable to RenaissanceRe common shareholders	$(290,934)	$(81,974)	$(208,960)

Net loss attributable to RenaissanceRe common shareholders per common share – diluted	$(5.87)	$(1.89)	$(3.98)
Dividends per common share	$0.36	$0.35	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	75.9%	61.0%	14.9%
Net claims and claim expense ratio – prior accident years	(0.8)%	1.5%	(2.3)%
Net claims and claim expense ratio – calendar year	75.1%	62.5%	12.6%
Underwriting expense ratio	28.0%	30.5%	(2.5)%
Combined ratio	103.1%	93.0%	10.1%

Return on average common equity - annualized	(17.1)%	(6.3)%	(10.8)%

Book value	March 31, 2021	December 31, 2020	Change
Book value per common share	$131.15	$138.46	$(7.31)
Accumulated dividends per common share	22.44	22.08	0.36
Book value per common share plus accumulated dividends	$153.59	$160.54	$(6.95)
Change in book value per common share plus change in accumulated dividends	(5.0)%

Net loss attributable to RenaissanceRe common shareholders was $290.9 million in the first quarter of 2021, compared to net loss attributable to RenaissanceRe common shareholders of $82.0 million in the first quarter of 2020. As a result of our net loss attributable to RenaissanceRe common shareholders in the first quarter of 2021, we generated an annualized return on average common equity of negative 17.1% and our book value per common share decreased from $138.46 at December 31, 2020 to $131.15 at March 31, 2021, a 5.0% decrease, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the first quarter of 2021, on a comparative basis to the first quarter of 2020, include:
•Impact of Winter Storm Uri - in the first quarter of 2021 we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $179.8 million resulting from Winter Storm Uri.
•Underwriting Results - we incurred an underwriting loss of $35.8 million and had a combined ratio of 103.1% in the first quarter of 2021, compared to underwriting income of $64.1 million and a combined ratio of 93.0% in the first quarter of 2020. Our underwriting loss in the first quarter of 2021 was comprised of a $41.8 million underwriting loss in our Property segment and $6.0 million underwriting income in our Casualty and Specialty segment. In comparison, our underwriting income in the first quarter of 2020 was comprised of our Property segment, which generated underwriting income of $147.2 million, and our Casualty and Specialty segment, which incurred an underwriting loss of $83.2 million.
Included in our underwriting results in the first quarter of 2021 was the impact of the Winter Storm Uri, which resulted in a net negative impact on the underwriting result of $291.5 million and added 26.9 percentage points to the combined ratio, primarily in the Property segment. In comparison, the first quarter of 2020 was impacted by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million, which added 21.1 percentage points to the Casualty and Specialty segment combined ratio. The losses primarily represent the cost of claims incurred but not yet reported, with respect to exposures such as event contingency and event-based casualty covers.
•Gross Premiums Written - our gross premiums written increased by $626.7 million, or 30.9%, to $2.7 billion, in the first quarter of 2021, compared to the first quarter of 2020, with an increase of $396.3 million in the Property segment and an increase of $230.4 million in the Casualty and Specialty segment, driven by growth from both new and existing business across a number of our underwriting platforms, rate improvements, and, in our Property segment, reinstatement premiums associated with Winter Storm Uri.
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized losses on investments, was a loss of $265.8 million in the first quarter of 2021, compared to $11.2 million in the first quarter of 2020, an increase in the loss of $254.5 million. Impacting the investment result were realized and unrealized losses on our fixed maturity and equity investments trading portfolios.
•Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $46.9 million in the first quarter of 2021, compared to net income attributable to redeemable noncontrolling interests of $98.1 million in the first quarter of 2020. The decrease was primarily driven by underwriting losses in DaVinci and Vermeer as a result of Winter Storm Uri, as well as investment losses, and a decrease in Medici net income.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result and (2) redeemable noncontrolling interest. Our estimates of net negative impact are based on a review of our potential exposures, preliminary discussions with certain counterparties and actuarial modeling techniques. Our actual net negative impact, both individually and in the aggregate, may vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
Meaningful uncertainty remains regarding the estimates and the nature and extent of the losses from catastrophe events, driven by the magnitude and recent nature of each event, the geographic areas impacted by the events, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the first quarter of 2021 of the major winter storms in February 2021 which caused widespread damage in the U.S., predominantly in Texas, and are referred to herein as "Winter Storm Uri.”

Three months ended March 31, 2021	Winter Storm Uri
(in thousands)
Net claims and claims expenses incurred	$(372,894)
Assumed reinstatement premiums earned	91,191
Ceded reinstatement premiums earned	(10,570)
Earned profit commissions	773
Net negative impact on underwriting result	(291,500)
Redeemable noncontrolling interest	111,666
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(179,834)

The financial data below provides additional information detailing the net negative impact of Winter Storm Uri on our segment underwriting results and consolidated combined ratio in the first quarter of 2021.

Three months ended March 31, 2021	Winter Storm Uri
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(288,470)
Net negative impact on Casualty and Specialty segment underwriting result	(3,030)
Net negative impact on underwriting result	$(291,500)
Percentage point impact on consolidated combined ratio	26.9

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$1,616,819	$1,220,526	$396,293
Net premiums written	$1,008,460	$674,581	$333,879
Net premiums earned	$605,166	$421,335	$183,831
Net claims and claim expenses incurred	498,832	144,745	354,087
Acquisition expenses	112,754	85,351	27,403
Operational expenses	35,375	44,007	(8,632)
Underwriting (loss) income	$(41,795)	$147,232	$(189,027)

Net claims and claim expenses incurred – current accident year	$503,994	$130,844	$373,150
Net claims and claim expenses incurred – prior accident years	(5,162)	13,901	(19,063)
Net claims and claim expenses incurred – total	$498,832	$144,745	$354,087

Net claims and claim expense ratio – current accident year	83.3%	31.1%	52.2%
Net claims and claim expense ratio – prior accident years	(0.9)%	3.3%	(4.2)%
Net claims and claim expense ratio – calendar year	82.4%	34.4%	48.0%
Underwriting expense ratio	24.5%	30.7%	(6.2)%
Combined ratio	106.9%	65.1%	41.8%

Property Gross Premiums Written
In the first quarter of 2021, our Property segment gross premiums written increased by $396.3 million, or 32.5%, to $1.6 billion, compared to $1.2 billion in the first quarter of 2020.
Gross premiums written in the catastrophe class of business were $1.1 billion in the first quarter of 2021, an increase of $194.9 million, or 20.8% compared to the first quarter of 2020. The increase in gross premiums written in the catastrophe class of business was primarily driven by $90.1 million of reinstatement premiums associated with Winter Storm Uri, in addition to rate improvements which contributed to growth with existing clients and new opportunities across underwriting platforms.
Gross premiums written in the other property class of business were $485.7 million in the first quarter of 2021, an increase of $201.4 million, or 70.8%, compared to the first quarter of 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms.

Property Ceded Premiums Written

Three months ended March 31	2021	2020	Change
(in thousands)
Ceded premiums written - Property	$608,359	$545,945	$62,414

Ceded premiums written in our Property segment increased $62.4 million, to $608.4 million, in the first quarter of 2021, compared to $545.9 million in the first quarter of 2020. The increase in ceded premiums written was principally due to an increase in gross premiums written which were ceded to third-party investors in our managed vehicles, primarily RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), and $10.6 million of ceded reinstatement premiums earned associated with Winter Storm Uri. As part of our gross-to-net strategy, the amount of ceded premiums written increased on an absolute basis, however the percentage of ceded premiums written relative to gross premiums written decreased.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $41.8 million in the first quarter of 2021, compared to underwriting income of $147.2 million in the first quarter of 2020, a decrease of $189.0 million. In the first quarter of 2021, our Property segment generated a net claims and claim expense ratio of 82.4%, an underwriting expense ratio of 24.5% and a combined ratio of 106.9%, compared to 34.4%, 30.7% and 65.1%, respectively, in the first quarter of 2020.
Principally impacting the Property segment underwriting result and combined ratio in the first quarter of 2021 was Winter Storm Uri, which resulted in a net negative impact on the Property segment underwriting result of $288.5 million and added 53.9 percentage points to the combined ratio. In comparison, the first quarter of 2020 was impacted by attritional losses associated with the other property class of business, as well as a number of small insured catastrophe events, resulting in a lower current accident year net claims and claim expense ratio in the first quarter of 2020, compared to the first quarter of 2021. In addition, the underwriting expense ratio decreased by 6.2 percentage points primarily driven by lower operating expenses in the current period due to reduced travel, marketing, and office operational expenses as a result of the COVID-19 pandemic, combined with higher net premiums earned including $79.7 million of net reinstatement premiums earned from Winter Storm Uri.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$1,035,623	$805,195	$230,428
Net premiums written	$815,623	$595,227	$220,396
Net premiums earned	$548,670	$491,763	$56,907
Net claims and claim expenses incurred	368,219	426,209	(57,990)
Acquisition expenses	154,480	125,253	29,227
Operational expenses	19,936	23,454	(3,518)
Underwriting income (loss)	$6,035	$(83,153)	$89,188

Net claims and claim expenses incurred – current accident year	$372,089	$426,210	$(54,121)
Net claims and claim expenses incurred – prior accident years	(3,870)	(1)	(3,869)
Net claims and claim expenses incurred – total	$368,219	$426,209	$(57,990)

Net claims and claim expense ratio – current accident year	67.8%	86.7%	(18.9)%
Net claims and claim expense ratio – prior accident years	(0.7)%	—%	(0.7)%
Net claims and claim expense ratio – calendar year	67.1%	86.7%	(19.6)%
Underwriting expense ratio	31.8%	30.2%	1.6%
Combined ratio	98.9%	116.9%	(18.0)%

Casualty and Specialty Gross Premiums Written
In the first quarter of 2021, our Casualty and Specialty segment gross premiums written increased by $230.4 million, or 28.6%, to $1.0 billion, compared to $805.2 million in the first quarter of 2020. The increase was primarily due to growth in new and existing casualty business written in the current and prior periods, and rate improvements.
Casualty and Specialty Ceded Premiums Written

Three months ended March 31	2021	2020	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$220,000	$209,968	$10,032

Ceded premiums written in our Casualty and Specialty segment increased by $10.0 million, to $220.0 million, in the first quarter of 2021, compared to $210.0 million in the first quarter of 2020, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $6.0 million in the first quarter of 2021, compared to an underwriting loss of $83.2 million in the first quarter of 2020. In the first quarter of 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.1%, an underwriting expense ratio of 31.8% and a combined ratio of 98.9%, compared to 86.7%, 30.2% and 116.9%, respectively, in the first quarter of 2020. The underwriting loss in the first quarter of 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million, which added 21.1 percentage points to the combined ratio during the first quarter of 2020.

The decrease in the Casualty and Specialty segment combined ratio in the first quarter of 2021 was principally driven by a decrease of 19.6 percentage points in the net claims and claim expense ratio, as a result of the impact of losses associated with the COVID-19 pandemic in the prior period. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $3.9 million, or 0.7 percentage points, during the first quarter of 2021. The net favorable development during the first quarter of 2021 was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio in the Casualty and Specialty segment increased 1.6 percentage points principally due to the effects of purchase accounting amortization related to the acquisition of TMR which decreased the acquisition ratio in the first quarter of 2020. This was partially offset by improved operating leverage in the first quarter of 2021.
Fee Income

Three months ended March 31	2021	2020	Change
(in thousands)
Management fee income
Joint ventures	$11,128	$11,781	$(653)
Structured reinsurance products and other	8,774	8,597	177
Managed funds	8,622	6,418	2,204
Total management fee income	28,524	26,796	1,728

Performance fee income
Joint ventures	1,556	7,828	(6,272)
Structured reinsurance products and other	(1,293)	8,375	(9,668)
Managed funds	(4,798)	2,363	(7,161)
Total performance fee (loss) income	(4,535)	18,566	(23,101)
Total fee income	$23,989	$45,362	$(21,373)

The table above shows total fee income earned through third-party capital management, as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne Holdings LLC. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes certain other vehicles and reinsurance contracts which transfer risk to capital. The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as a reduction to operating expenses and acquisition expenses, as applicable.
In the first quarter of 2021, total fee income earned through various joint ventures, managed funds and certain structured retrocession agreements to which we are a party decreased $21.4 million, to $24.0 million, compared to $45.4 million in the first quarter of 2020, primarily driven by lower performance fee income due to the impact of Winter Storm Uri on our joint ventures, managed funds and structured reinsurance agreements. Partially offsetting this was higher management fees related to an increase in the dollar value of capital under management. Of the $24.0 million in total fee income earned in the first quarter of 2021 through various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, $13.4 million was recorded through redeemable noncontrolling interest and $10.5 million was recorded through underwriting income as a reduction to operating expenses and acquisition expenses (2020 - $26.9 million and $18.4 million, respectively).

In addition to the $10.5 million of fee income earned through joint ventures, managed funds and certain structured retrocession agreements to which we are a party that is recorded through underwriting income, as detailed above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction (increase) to operating expenses or acquisition expenses, as applicable. The total fees, including the $10.5 million of fee income detailed in the table above plus other fee income we earn on certain other underwriting activities, earned by us in the first quarter of 2021 that were recorded as a reduction (increase) to operating expenses or acquisition expenses were $30.8 million and $(5.6) million, respectively, resulting in a reduction to the combined ratio of 2.2% (2020 - $26.3 million, $3.6 million and 3.3%, respectively).
Net Investment Income

Three months ended March 31	2021	2020	Change
(in thousands)
Fixed maturity investments trading	$62,933	$73,338	$(10,405)
Short term investments	573	12,092	(11,519)
Equity investments trading	1,491	1,551	(60)
Other investments
Catastrophe bonds	14,468	14,139	329
Other	3,801	1,629	2,172
Cash and cash equivalents	102	1,504	(1,402)
	83,368	104,253	(20,885)
Investment expenses	(3,564)	(4,780)	1,216
Net investment income	$79,804	$99,473	$(19,669)

Net investment income was $79.8 million in the first quarter of 2021, compared to $99.5 million in the first quarter of 2020, a decrease of $19.7 million. Impacting our net investment income for the first quarter of 2021 were lower returns in our fixed maturity and short term investment portfolios, primarily as a result of lower yields on these investments following the decline in interest rates in early 2020 at the onset of the COVID-19 pandemic.

Net Realized and Unrealized Losses on Investments

Three months ended March 31	2021	2020	Change
(in thousands)
Net realized gains on fixed maturity investments trading	$20,398	$57,487	$(37,089)
Net unrealized losses on fixed maturity investments trading	(297,018)	(20,345)	(276,673)
Net realized and unrealized (losses) gains on fixed maturity investments trading	(276,620)	37,142	(313,762)
Net realized and unrealized gains on investments-related derivatives	14,861	33,181	(18,320)
Net realized gains (losses) on equity investments trading	109,887	(15,047)	124,934
Net unrealized losses on equity investments trading	(177,809)	(105,937)	(71,872)
Net realized and unrealized losses on equity investments trading	(67,922)	(120,984)	53,062
Net realized and unrealized losses on other investments - catastrophe bonds	(19,083)	(14,352)	(4,731)
Net realized and unrealized gains (losses) on other investments - other	3,201	(45,694)	48,895
Net realized and unrealized losses on investments	$(345,563)	$(110,707)	$(234,856)

Our investment portfolio strategy is structured to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations and to be well diversified across market sectors. A large majority of our investments are invested in the fixed income markets and, therefore, our net realized and unrealized gains and losses on investments are highly correlated to fluctuations in interest rates and credit spreads. Therefore, everything else being constant, as interest rates or credit spreads decline, we will tend to have realized and unrealized gains from our fixed maturity investments portfolio, and as interest rates and credit spreads rise, we will tend to have realized and unrealized losses from our fixed maturity investments portfolio.
Net realized and unrealized losses on investments were $345.6 million in the first quarter of 2021, compared to net realized and unrealized losses of $110.7 million in the first quarter of 2020, an increase in net realized and unrealized losses of $234.9 million. Principally impacting our net realized and unrealized losses on investments in the first quarter of 2021 were:
•net realized and unrealized losses on our fixed maturity investments trading of $276.6 million compared to net realized and unrealized gains of $37.1 million in the first quarter of 2020, an increase in net realized and unrealized losses of $313.8 million, principally driven by increasing yields on U.S. treasuries during the first quarter of 2021;
•net realized and unrealized losses on equity investments trading of $67.9 million compared to $121.0 million in the first quarter of 2020, a decrease in net realized and unrealized losses of $53.1 million. The net realized and unrealized losses in the first quarter of 2021 were principally driven by the Company’s strategic investment in Trupanion, Inc., where we recorded a net change in realized and unrealized losses pertaining to this investment totaling $90.8 million, which includes $109.7 million of net realized gain from the partial sale of this investment; and
•net realized and unrealized gains on our other investments of $3.2 million compared to net realized and unrealized losses of $45.7 million in the first quarter of 2020, an improvement of $48.9 million, principally driven by higher returns in our private equity investment portfolio.

Net Foreign Exchange Losses

Three months ended March 31	2021	2020	Change
(in thousands)
Net foreign exchange losses	$(22,788)	$(5,728)	$(17,060)

Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. Certain of our subsidiaries use non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by foreign currency exposures associated with our underwriting operations, investment portfolio, and operations with non-U.S. dollar functional currencies, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Equity in (Losses) Earnings of Other Ventures

Three months ended March 31	2021	2020	Change
(in thousands)
Tower Hill Companies	$(9,812)	$409	$(10,221)
Top Layer Re	2,145	2,406	(261)
Other	2,109	1,749	360
Total equity in (losses) earnings of other ventures	$(5,558)	$4,564	$(10,122)

Losses from our investments in other ventures was $5.6 million in the first quarter of 2021, compared to earnings of $4.6 million in the first quarter of 2020, a decrease of $10.1 million, principally driven by reduced profitability of our equity investments in the Tower Hill Companies.
Other Income (Loss)

Three months ended March 31	2021	2020	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,136	$(5,007)	7,143
Other	35	571	(536)
Total other income (loss)	$2,171	$(4,436)	$6,607

In the first quarter of 2021, we generated other income of $2.2 million, compared to an other loss of $4.4 million in the first quarter of 2020, an increase of $6.6 million, driven by gains on our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Three months ended March 31	2021	2020	Change
(in thousands)
Corporate expenses	$10,405	$15,991	$(5,586)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs associated with the acquisition of TMR, primarily in the first quarter of 2020.

Corporate expenses decreased $5.6 million to $10.4 million, in the first quarter of 2021, compared to $16.0 million in the first quarter of 2020. The decrease of $5.6 million was primarily due to certain TMR-related integration and compensation related costs that were incurred in the first quarter of 2020.
Income Tax Benefit

Three months ended March 31	2021	2020	Change
(in thousands)
Income tax benefit	$19,516	$8,846	$10,670

In the first quarter of 2021, we recognized an income tax benefit of $19.5 million, compared to $8.8 million in the first quarter of 2020. The income tax benefit in the first quarter of 2021 was principally driven by unrealized investment losses in the Company’s taxable jurisdictions.
Net Loss (Income) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31	2021	2020	Change
(in thousands)
Net loss (income) attributable to redeemable noncontrolling interests	$46,850	$(98,091)	$144,941

Our net loss attributable to redeemable noncontrolling interests was $46.9 million, a decrease of $144.9 million compared to the first quarter of 2020. The decrease was primarily driven by losses in DaVinci and Vermeer as a result of Winter Storm Uri, as well as investment losses, and a decrease in Medici net income.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2021. Certain of our subsidiaries and branches are required to file financial condition reports (“FCRs”) with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020.
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
We attempt to structure our organization in a way that facilitates efficient capital movements between RenaissanceRe and our operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations. For example, our internal investment structures and a cash pooling arrangement among the Company and certain of our subsidiaries help to efficiently facilitate capital and liquidity movements.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may contribute capital to its subsidiaries. For example, during 2019, RenaissanceRe contributed capital to RenaissanceRe Specialty Holdings (UK) Limited to fund the acquisition of TMR and made a capital contribution to Renaissance Reinsurance to increase its shareholders’ equity, consistent with past practice following a significant acquisition and to support growth in premiums, and in 2020, RenaissanceRe contributed capital to RREAG to support additional growth in our European business. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. In certain instances, we are required to make capital contributions to our subsidiaries, for example, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
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

Credit Facilities
In addition, we, and certain of our subsidiaries, joint ventures and managed funds, maintain credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At March 31, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	392,116
Unsecured	488,532
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,105,648

(1)     At March 31, 2021, no amounts were issued or drawn under this facility.
There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2020.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2021, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £696.2 million (December 31, 2020 - £696.2 million). Actual FAL posted for Syndicate 1458 at March 31, 2021 by RenaissanceRe Corporate Capital (UK) Limited was $862.7 million (December 31, 2020 - $874.2 million), supported by a $225.0 million letter of credit and a $637.7 million deposit of cash and fixed maturity securities (December 31, 2020 - $225.0 million and $649.2 million, respectively).
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts and Other Collateral Arrangements
Certain of our insurance subsidiaries use multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. From time to time, we also use other types of collateral arrangements. Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020 for additional information on our multi-beneficiary reinsurance trusts.
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at March 31, 2021 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $269.0 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $1.3 billion and $289.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $658.9 million and $228.1 million, respectively, at March 31, 2021 (December 31, 2020 - $878.2 million and $270.5 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at March 31, 2021 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $122.2 million and $129.2 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $74.4 million and $90.1 million, respectively), compared to the minimum amount required under U.S. state regulations of $116.4 million and $121.2 million, respectively (December 31, 2020 - $70.0 million and $86.5 million, respectively).

Cash Flows

Three months ended March 31	2021	2020
(in thousands)
Net cash provided by operating activities	$206,538	$475,466
Net cash used in investing activities	(463,131)	(530,282)
Net cash used in financing activities	(193,579)	(429,617)
Effect of exchange rate changes on foreign currency cash	20	1,581
Net decrease in cash and cash equivalents	(450,152)	(482,852)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,286,661	$896,216

2021
During the three months ended March 31, 2021, our cash and cash equivalents decreased by $450.2 million, to $1.3 billion at March 31, 2021, compared to $1.7 billion at December 31, 2020.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2021 were $206.5 million, compared to $475.5 million during the three months ended March 31, 2020. Cash flows provided by operating activities during the three months ended March 31, 2021 were primarily the result of certain adjustments to reconcile our net loss of $330.5 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.1 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reinsurance balances payable of $766.3 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in reserve for claims and claim expenses of $572.2 million primarily the result of net claims and claim expenses associated with Winter Storm Uri;
•net realized and unrealized losses on investments of $360.4 million principally driven by net unrealized losses on fixed maturity investments and equity investments trading, partially offset by net realized gains in equity investments trading, primarily in the strategic investment portfolio; partially offset by
•an increase in premiums receivable of $1.0 billion due to the timing of receipts and increase in our gross premiums written;
•an increase of $406.1 million in our prepaid reinsurance premiums due to the timing of payments and increase in ceded premiums written; and
•a decrease in other operating cash flows of $423.4 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2021, which were recorded in other liabilities at December 31, 2020. During the three months ended March 31, 2021, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the three months ended March 31, 2021. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows used in investing activities. During the three months ended March 31, 2021, our cash flows used in investing activities were $463.1 million, principally reflecting net purchases of fixed maturity investments trading, short term investments and other investments of $339.5 million, $111.1 million and $127.7 million, respectively, partially offset by net sales of equity investments trading of $128.0 million. The net purchase of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of short term investments was primarily associated with capital received from investors in Upsilon RFO during the three months ended March 31, 2021. The net purchase of other investments during the three months ended March 31, 2021, was primarily driven by an increased allocation to catastrophe bonds.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2021 were $193.6 million, and were principally the result of:
•the repurchase of 1.1 million of our common shares in open market transactions at an aggregate cost of $171.6 million and an average price of $159.47 per common share;
•dividends paid on our common and preference shares of $17.8 million and $7.3 million, respectively; partially offset by
•net inflows of $13.0 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci.
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
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2020 were $475.5 million, compared to $377.1 million during the three months ended March 31, 2019. Cash flows provided by operating activities during the three months ended March 31, 2020 were primarily the result of certain adjustments to reconcile our net income of $25.2 million to net cash provided by operating activities, including:
•an increase in reinsurance balances payable of $944.7 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in unearned premiums of $714.9 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•net realized and unrealized losses on investments of $110.7 million principally due to negative performances from our equity investments trading and other investments, due in part to the recent disruption in global financial markets associated with the COVID-19 pandemic; partially offset by
•increase in premiums receivable of $505.5 million due to the timing of receipts and increase in our gross premiums written;
•an increase of $384.1 million in our prepaid reinsurance premiums due to the timing of payments and increase in ceded premiums written; and
•a decrease in other operating cash flows of $405.5 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2020, which were recorded in other liabilities at December 31, 2019. During the three months ended March 31, 2020, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the three months ended March 31, 2020. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
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
•dividends paid on our common and preference shares of $15.4 million and $9.1 million, respectively; partially offset by
•net inflows of $42.6 million primarily related to net third party redeemable noncontrolling interest share transactions in DaVinciRe and Medici.
Capital Resources
We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business. In particular, we require capital sufficient to meet or exceed the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, the capital adequacy tests performed by regulatory authorities and the capital requirements under our credit facilities. We may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods). In the normal course of our operations, we may from time to time evaluate additional share or debt issuances given prevailing market conditions and capital management strategies, including for our operating subsidiaries, joint ventures and managed funds. In addition, as noted above, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries and certain of our joint ventures and managed funds in their reinsurance and insurance business.
Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At March 31, 2021	At December 31, 2020	Change
(in thousands)
Common shareholders’ equity	$6,553,337	$7,035,248	$(481,911)
Preference shares	525,000	525,000	—
Total shareholders’ equity attributable to RenaissanceRe	7,078,337	7,560,248	(481,911)
3.600% Senior Notes due 2029	392,619	392,391	228
3.450% Senior Notes due 2027	296,909	296,787	122
3.700% Senior Notes due 2025	298,519	298,428	91
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,736	148,659	77
Total debt	$1,136,783	$1,136,265	$518
Total shareholders’ equity attributable to RenaissanceRe and debt	$8,215,120	$8,696,513	$(481,393)

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
During the three months ended March 31, 2021, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $0.5 billion, to $8.2 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $0.5 billion during the three months ended March 31, 2021 principally as a result of:
•our comprehensive loss attributable to RenaissanceRe of $283.4 million;
•the repurchase of 1.1 million common shares in open market transactions at an aggregate cost of $171.6 million and an average price of $159.47 per common share; and
•$17.8 million and $7.3 million of dividends on our common and preference shares, respectively.
Our debt increased $0.5 million during the three months ended March 31, 2021.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020 for additional information related to our common and preference shares.
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
Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020 and “Note 6. Reserve for Claims and Claim Expenses” included herein for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2020 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2021		December 31, 2020		Change
(in thousands, except percentages)
U.S. treasuries	$5,107,878	25.1%	$4,960,409	24.1%	$147,469
Agencies	227,184	1.1%	368,032	1.8%	(140,848)
Non-U.S. government	518,162	2.5%	491,531	2.4%	26,631
Non-U.S. government-backed corporate	335,662	1.6%	338,014	1.6%	(2,352)
Corporate	4,289,072	21.1%	4,261,025	20.7%	28,047
Agency mortgage-backed	957,563	4.7%	1,113,792	5.4%	(156,229)
Non-agency mortgage-backed	272,529	1.3%	291,444	1.4%	(18,915)
Commercial mortgage-backed	713,044	3.5%	791,272	3.8%	(78,228)
Asset-backed	888,140	4.4%	890,984	4.3%	(2,844)
Total fixed maturity investments, at fair value	13,309,234	65.3%	13,506,503	65.5%	(197,269)
Short term investments, at fair value	5,091,143	25.0%	4,993,735	24.3%	97,408
Equity investments trading, at fair value	503,137	2.5%	702,617	3.4%	(199,480)
Other investments, at fair value	1,379,056	6.8%	1,256,948	6.2%	122,108
Total managed investment portfolio	20,282,570	99.6%	20,459,803	99.4%	(177,233)
Investments in other ventures, under equity method	91,362	0.4%	98,373	0.6%	(7,011)
Total investments	$20,373,932	100.0%	$20,558,176	100.0%	$(184,244)

At March 31, 2021, we held investments totaling $20.4 billion, compared to $20.6 billion at December 31, 2020. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity investments, and fund investments).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2021	December 31, 2020	Change
(in thousands)
Catastrophe bonds	$941,604	$881,290	$60,314
Private equity investments	75,874	79,807	(3,933)
Fund investments	361,578	295,851	65,727
Total other investments	$1,379,056	$1,256,948	$122,108

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of our fund investments, which principally include private equity funds that invest in certain private equity and private credit asset classes, senior secured bank loan funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net asset valuation criteria established by the managers of such investments, if applicable. The net asset valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.
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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods, where necessary. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net realized and unrealized gains (losses) on investments for the three months ended March 31, 2021 is income of $1.8 million (2020 - $1.3 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, fund investments and investments in other ventures of $2.0 billion, of which $872.0 million has been contributed at March 31, 2021. Our remaining commitments to these investments at March 31, 2021 totaled $1.1 billion. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures as of April 23, 2021 are presented below.

	A.M. Best (1)	S&P (2)	Moody's (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd's Overall Market Rating	A	A+	—	AA-

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
As of April 23, 2021, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2020.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities ("Release 33-10762”). Release 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the quarter ended March 31, 2021.
RenaissanceRe Finance, Inc. (“RenaissanceRe Finance”), a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2020 and “Note 7. Debt and Credit Facilities” included herein.
The following tables present supplemental summarized financial information for RenaissanceRe and RenaissanceRe Finance (the “Obligor Group”). Intercompany transactions among the members of the Obligor Group have been eliminated. The financial information of non-obligor subsidiaries has been excluded from the summarized financial information. Significant intercompany transactions and receivable/payable balances between the Obligor Group and non-obligor subsidiaries are presented separately in the summarized financial information:
Summarized Balance Sheets

(in thousands)	March 31, 2021	December 31, 2020
Assets
Receivables due from non-obligor subsidiaries	$12,373	$11,662
Other current assets	185,204	251,415
Total current assets	$197,577	$263,077

Goodwill and other intangibles	$111,148	$112,110
Loan receivable from non-obligor subsidiaries	931,286	841,450
Other noncurrent assets	3,057,205	2,963,307
Total noncurrent assets	$4,099,639	$3,916,867

Liabilities
Payables due to non-obligor subsidiaries	$211,791	$10,281
Other current liabilities	25,881	25,645
Total current liabilities	$237,672	$35,926

Loan payable to non-obligor subsidiaries	$202,979	$987,605
Other noncurrent liabilities	1,093,551	307,168
Total noncurrent liabilities	$1,296,530	$1,294,773

Summarized Statement of Operations

(in thousands)	Three months ended March 31, 2021
Revenues
Intercompany revenue with non-obligor subsidiaries	$4,178
Other revenue	(3,008)
Total revenues	1,170
Expenses
Intercompany expense with non-obligor subsidiaries	9,139
Other expense	14,413
Total expenses	23,552
Income tax benefit	1,065
Net loss	(21,317)
Dividends on RenaissanceRe preference shares	(7,289)
Net loss attributable to Obligor Group	$(28,606)

EFFECTS OF INFLATION
It is possible that the risk of general economic inflation has increased which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. This risk may be exacerbated by the steps taken by governments and central banks throughout the world in responding to the COVID-19 pandemic. The actual effects of this potential increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At March 31, 2021, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2020. We consider these contractual obligations when assessing our liquidity requirements. As of March 31, 2021, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2020.
CURRENT OUTLOOK
General Economic Conditions and the COVID-19 Pandemic
At the January 1 renewals, we were able to grow with existing and new customers across both of our segments and all of our platforms. We fully deployed the $1.1 billion of capital raised in our June 2020 equity offerings into our underwriting portfolio. We also raised and deployed significant additional capital within our joint venture and managed fund businesses. As we have grown, we have broadened our access to risk, writing more lines of business on more platforms. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. This has afforded us significant flexibility to react when the world changes.
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
In particular, we believe the stresses in the global economy will continue and that this may result in increased market volatility. Also, the ongoing period of low interest rates may affect our ability to derive investment income from our investments. As interest rates begin to rise from historic lows, we expect that we will see an increase in investment income from our investment portfolio. The effects of these interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation sensitive, particularly in our Casualty and Specialty segment, and in our other property class of business within our Property segment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
Reinsurance Market Trends and Developments
Even before the onset of the COVID-19 pandemic, rates were rising across most lines of business. We believe that, unlike previous hard markets that have often been driven in large part by a lack of reinsurance capital, rate increases in the underlying insurance market are a primary contributor to the current market. We think that market conditions have also been impacted by factors such as climate change and social inflation, which have increased loss costs, and, together with historically low interest rates, are putting more pressure on underwriting results as a driver of returns.
We believe that these market conditions have created significant opportunities to source attractive risk in the lines of business that we write, and that we believe will result in superior returns for our shareholders. In the first quarter of 2021 we grew gross premiums written in areas where we saw the most opportunities for growth, notably, in our Casualty and Specialty segment and other property class of business. These areas of our business are particularly attractive at this time due to above trend rate increases, our strong risk selection capabilities and our long-standing customer relationships which provide us with superior access to these lines of business. Additionally, we believe that we are uniquely positioned to write a variety of risks, leveraging the enhancements we made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. We anticipate that the markets in which we participate will continue to harden in 2021, and we plan to continue to seek to take advantage of additional opportunities throughout the year. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
Property. Winter Storm Uri posed unique challenges in the first quarter of 2021. However, we took a disciplined approach at the January 1 and April 1 property catastrophe renewals, expanding participation predominately with existing customers at improved rates. We also grew in catastrophe-exposed U.S. property excess and surplus lines in the other property class of business. We continue to carefully monitor ongoing, adverse trends in the Florida market with respect to claims practices, litigation risks, and exposure growth, and are prepared to continue to reduce our exposure to risks and accounts exposed to these trends.
Casualty and Specialty. We continue to see acceleration in the underlying rate increases across multiple lines of business and geographies within our Casualty and Specialty segment, and we expanded participation on multiple casualty and specialty lines. We anticipate that dislocation in several of these classes of business will continue to provide opportunities in 2021. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.
See “Part I, Item 1A. Risk Factors” in our Form 10-K for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2020, during the three months ended March 31, 2021, except as described below. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to these risks.
The ongoing and rapidly evolving nature of the COVID-19 pandemic could lead to periods of financial market volatility or a recession, which may increase the probability of credit losses in our investment portfolio. Volatility in global financial markets, together with low or negative interest rates, reduced liquidity and a slowdown in global economic conditions may adversely affect our investment portfolio. Additionally, we are exposed to counterparty credit risk, including with respect to reinsurance brokers, customers and retrocessionaires, which may materially increase to the extent the COVID-19 pandemic affects our ability to collect premiums receivable or reinsurance recoverable.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2020.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2020.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 5, 2021, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the first quarter of 2021, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Dollar maximum amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased (reflecting renewal on February 5, 2021)							$500,000
January 1 - 31, 2021	—	$—	—	$—	—	$—	—
February 1 - 28, 2021	1,111,545	$159.46	35,201	$159.23	1,076,344	$159.47	(171,645)
March 1 - 31, 2021	26,010	$162.61	26,010	$162.61	—	$—	—
Total	1,137,555	$159.53	61,211	$160.67	1,076,344	$159.47	$328,355

During the three months ended March 31, 2021, pursuant to our publicly announced share repurchase program, we repurchased 1.1 million common shares in open market transactions at an aggregate cost of $171.6 million and an average price of $159.47 per common share. At March 31, 2021, $328.4 million remained available for repurchase under the share repurchase program. Subsequent to March 31, 2021 and through the period ended April 23, 2021, we repurchased 330 thousand common shares in open market transactions at an aggregate cost of $55.3 million and an average price of $167.62 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
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

Date: April 29, 2021    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 29, 2021    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)