Form 10-Q
period 2021-06-30
RENAISSANCERE HOLDINGS LTD
filed 2021-07-23
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Shares, Par Value $1.00 per share	RNR	New York Stock Exchange
Series E 5.375% Preference Shares, Par Value $1.00 per share	RNR PRE	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a Series F 5.750% Preference Share, Par Value $1.00 per share	RNR PRF	New York Stock Exchange
Depositary Shares, each representing a 1/1,000th interest in a Series G 4.20% Preference Share, Par Value $1.00 per share	RNR PRG	New York Stock Exchange
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at July 19, 2021 was 47,105,389.

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
•the highly competitive nature of our industry, resulting in consolidation of competitors, customers and insurance and reinsurance brokers, and our reliance on a small and decreasing number of brokers for the preponderance of our revenue;
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
•the effects of U.S. tax reform legislation, Organisation for Economic Co-operation and Development or European Union (“EU”) measures and possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;
•the effect of cybersecurity risks, including technology breaches or failure, on our business;

•our ability to successfully implement our business strategies and initiatives, and the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;
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
•changes to the accounting rules and regulatory systems applicable to our business, including changes in Bermuda laws or regulations or as a result of increased global regulation of the insurance and reinsurance industries;
•our dependence on the ability of our operating subsidiaries to declare and pay dividends;
•aspects of our corporate structure that may discourage third-party takeovers and other transactions;
•difficulties investors may have in serving process or enforcing judgments against us in the U.S.;
•the cyclical nature of the reinsurance and insurance industries;
•adverse legislative developments that reduce the size of the private markets we serve or impede their future growth and other political, regulatory or industry initiatives adversely impacting us;
•our ability to comply with applicable sanctions and foreign corrupt practices laws;
•international restrictions on the writing of reinsurance by foreign companies and government intervention in the natural catastrophe market;
•our need to make many estimates and judgments in the preparation of our financial statements; and
•the effect of the exit by the United Kingdom (the “U.K.”) from the EU.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2020, Item 1A of this Quarterly Report on Form 10-Q and our prospectus supplement dated July 7, 2021, should not be construed as exhaustive. The effects of the events and circumstances described in the risk factors contained in this Form 10-Q may have the effect of heightening many of the risks contained in our Form 10-K. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,303,855 at June 30, 2021 (December 31, 2020 – $13,155,035)	$13,418,389	$13,506,503
Short term investments, at fair value	4,392,652	4,993,735
Equity investments trading, at fair value	577,090	702,617
Other investments, at fair value	1,585,036	1,256,948
Investments in other ventures, under equity method	91,938	98,373
Total investments	20,065,105	20,558,176
Cash and cash equivalents	1,789,756	1,736,813
Premiums receivable	4,481,492	2,894,631
Prepaid reinsurance premiums	1,361,041	823,582
Reinsurance recoverable	3,187,638	2,926,010
Accrued investment income	56,804	66,743
Deferred acquisition costs and value of business acquired	883,926	633,521
Receivable for investments sold	457,458	568,293
Other assets	196,959	363,170
Goodwill and other intangible assets	246,576	249,641
Total assets	$32,726,755	$30,820,580
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$10,944,742	$10,381,138
Unearned premiums	4,284,260	2,763,599
Debt	1,137,304	1,136,265
Reinsurance balances payable	4,489,841	3,488,352
Payable for investments purchased	795,185	1,132,538
Other liabilities	201,398	970,121
Total liabilities	21,852,730	19,872,013
Commitments and contingencies
Redeemable noncontrolling interests	3,656,419	3,388,319
Shareholders’ Equity
Preference shares: $1.00 par value – 11,010,000 shares issued and outstanding at June 30, 2021 (December 31, 2020 – 11,010,000)	525,000	525,000
Common shares: $1.00 par value – 48,025,898 shares issued and outstanding at June 30, 2021 (December 31, 2020 – 50,810,618)	48,026	50,811
Additional paid-in capital	1,153,881	1,623,206
Accumulated other comprehensive loss	(14,061)	(12,642)
Retained earnings	5,504,760	5,373,873
Total shareholders’ equity attributable to RenaissanceRe	7,217,606	7,560,248
Total liabilities, noncontrolling interests and shareholders’ equity	$32,726,755	$30,820,580

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2021 and 2020
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues
Gross premiums written	$2,094,158	$1,701,872	$4,746,600	$3,727,593
Net premiums written	$1,512,292	$1,180,803	$3,336,375	$2,450,611
Increase in unearned premiums	(319,502)	(170,707)	(989,749)	(527,417)
Net premiums earned	1,192,790	1,010,096	2,346,626	1,923,194
Net investment income	80,925	89,305	160,729	188,778
Net foreign exchange gains (losses)	3,234	(7,195)	(19,554)	(12,923)
Equity in earnings of other ventures	8,732	9,041	3,174	13,605
Other income (loss)	586	(1,201)	2,757	(5,637)
Net realized and unrealized gains (losses) on investments	191,018	448,390	(154,545)	337,683
Total revenues	1,477,285	1,548,436	2,339,187	2,444,700
Expenses
Net claims and claim expenses incurred	520,021	510,272	1,387,072	1,081,226
Acquisition expenses	285,590	233,610	552,824	444,214
Operational expenses	58,203	49,077	113,514	116,538
Corporate expenses	10,125	11,898	20,530	27,889
Interest expense	11,833	11,842	23,745	26,769
Total expenses	885,772	816,699	2,097,685	1,696,636
Income before taxes	591,513	731,737	241,502	748,064
Income tax (expense) benefit	(13,862)	(29,875)	5,654	(21,029)
Net income	577,651	701,862	247,156	727,035
Net income attributable to redeemable noncontrolling interests	(113,544)	(118,728)	(66,694)	(216,819)
Net income available to RenaissanceRe	464,107	583,134	180,462	510,216
Dividends on preference shares	(7,289)	(7,289)	(14,578)	(16,345)
Net income available to RenaissanceRe common shareholders	$456,818	$575,845	$165,884	$493,871
Net income available to RenaissanceRe common shareholders per common share – basic	$9.36	$12.64	$3.36	$11.04
Net income available to RenaissanceRe common shareholders per common share – diluted	$9.35	$12.63	$3.35	$11.02
Dividends per common share	$0.36	$0.35	$0.72	$0.70

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income
For the three and six months ended June 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Comprehensive income
Net income	$577,651	$701,862	$247,156	$727,035
Change in net unrealized losses on investments, net of tax	(1,022)	(1,488)	(2,833)	(2,145)
Foreign currency translation adjustments, net of tax	(657)	86	1,414	1,018
Comprehensive income	575,972	700,460	245,737	725,908
Net income attributable to redeemable noncontrolling interests	(113,544)	(118,728)	(66,694)	(216,819)
Comprehensive income attributable to redeemable noncontrolling interests	(113,544)	(118,728)	(66,694)	(216,819)
Comprehensive income available to RenaissanceRe	$462,428	$581,732	$179,043	$509,089

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Preference shares
Beginning balance	$525,000	$525,000	$525,000	$650,000
Repurchase of shares	—	—	—	(125,000)
Ending balance	525,000	525,000	525,000	525,000
Common shares
Beginning balance	49,970	44,034	50,811	44,148
Issuance of shares	—	6,777	—	6,777
Repurchase of shares	(1,944)	—	(3,020)	(406)
Issuance of restricted stock awards	—	—	235	292
Ending balance	48,026	50,811	48,026	50,811
Additional paid-in capital
Beginning balance	1,450,627	502,608	1,623,206	568,277
Issuance of shares	—	1,088,772	—	1,088,772
Repurchase of shares	(307,071)	—	(477,640)	(62,215)
Change in redeemable noncontrolling interests	(825)	(4)	(2,690)	(353)
Issuance of restricted stock awards	11,150	11,362	11,005	8,257
Ending balance	1,153,881	1,602,738	1,153,881	1,602,738
Accumulated other comprehensive loss
Beginning balance	(12,382)	(1,664)	(12,642)	(1,939)
Change in net unrealized losses on investments, net of tax	(1,022)	(1,488)	(2,833)	(2,145)
Foreign currency translation adjustments, net of tax	(657)	86	1,414	1,018
Ending balance	(14,061)	(3,066)	(14,061)	(3,066)
Retained earnings
Beginning balance	5,065,122	4,613,548	5,373,873	4,710,881
Net income	577,651	701,862	247,156	727,035
Net income attributable to redeemable noncontrolling interests	(113,544)	(118,728)	(66,694)	(216,819)
Dividends on common shares	(17,180)	(17,704)	(34,997)	(33,063)
Dividends on preference shares	(7,289)	(7,289)	(14,578)	(16,345)
Ending balance	5,504,760	5,171,689	5,504,760	5,171,689
Total shareholders’ equity	$7,217,606	$7,347,172	$7,217,606	$7,347,172

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2021	June 30, 2020
Cash flows provided by operating activities
Net income	$247,156	$727,035
Adjustments to reconcile net income to net cash provided by operating activities
Amortization, accretion and depreciation	(7,927)	(8,526)
Equity in undistributed earnings of other ventures	15,848	1,388
Net realized and unrealized losses (gains) on investments	160,077	(337,683)
Change in:
Premiums receivable	(1,586,861)	(920,069)
Prepaid reinsurance premiums	(537,459)	(498,422)
Reinsurance recoverable	(261,628)	16,939
Deferred acquisition costs and value of business acquired	(250,405)	(70,295)
Reserve for claims and claim expenses	563,604	(18,880)
Unearned premiums	1,520,661	1,018,666
Reinsurance balances payable	1,001,489	1,263,336
Other	(529,386)	(316,524)
Net cash provided by operating activities	335,169	856,965
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,921,362	8,340,351
Purchases of fixed maturity investments trading	(9,251,778)	(8,949,454)
Net sales (purchases) of equity investments trading	123,242	(45,008)
Net sales (purchases) of short term investments	624,792	(990,604)
Net purchases of other investments	(286,511)	(90,010)
Net purchases of investments in other ventures	(15,342)	(1,994)
Return of investment from investment in other ventures	2,622	9,157
Net cash provided by (used in) investing activities	118,387	(1,727,562)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(34,997)	(33,063)
Dividends paid – preference shares	(14,578)	(16,345)
RenaissanceRe common share issuance, net of expenses	—	1,095,549
RenaissanceRe common share repurchases	(480,660)	(62,621)
Repayment of debt	—	(250,000)
Redemption of 6.08% Series C preference shares	—	(125,000)
Net third-party redeemable noncontrolling interest share transactions	140,439	79,283
Taxes paid on withholding shares	(9,897)	(10,243)
Net cash (used in) provided by financing activities	(399,693)	677,560
Effect of exchange rate changes on foreign currency cash	(920)	(187)
Net increase (decrease) in cash and cash equivalents	52,943	(193,224)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,789,756	$1,185,844
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
•Upsilon RFO Re Ltd., formerly known as Upsilon Reinsurance II Ltd. (“Upsilon RFO”), a Bermuda domiciled collateralized insurer, is a managed fund formed by the Company principally to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market.
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
•Fibonacci Reinsurance Ltd. ("Fibonacci Re"), a Bermuda-domiciled special purpose insurer (“SPI”), provides collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
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
•Following the acquisition of Tokio Millennium Re AG and certain associated entities and subsidiaries (collectively, “TMR”) on March 22, 2019, the Company managed Shima Reinsurance Ltd. (“Shima Re”), Norwood Re Ltd. (“Norwood Re”) and Blizzard Re Ltd. (“Blizzard,” together with Shima Re and Norwood Re, the “TMR managed third-party capital vehicles”), which provided third-party investors with access to reinsurance risk. The TMR managed third-party capital vehicles no longer write new business. The Company ceased providing management services to Blizzard effective November 1, 2020, and to Shima Re and Norwood Re effective December 1, 2020.
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
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2021	December 31, 2020
U.S. treasuries	$6,327,895	$4,960,409
Agencies	325,051	368,032
Non-U.S. government	508,320	491,531
Non-U.S. government-backed corporate	396,966	338,014
Corporate	3,387,433	4,261,025
Agency mortgage-backed	703,757	1,113,792
Non-agency mortgage-backed	260,432	291,444
Commercial mortgage-backed	588,262	791,272
Asset-backed	920,273	890,984
Total fixed maturity investments trading	$13,418,389	$13,506,503

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

June 30, 2021	Amortized Cost	Fair Value
Due in less than one year	$361,912	$365,154
Due after one through five years	6,135,329	6,191,724
Due after five through ten years	4,041,811	4,060,205
Due after ten years	318,245	328,582
Mortgage-backed	1,528,338	1,552,451
Asset-backed	918,220	920,273
Total	$13,303,855	$13,418,389

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	June 30, 2021	December 31, 2020
Financials	$227,257	$452,765
Communications and technology	93,458	119,592
Consumer	58,699	44,477
Industrial, utilities and energy	32,891	43,380
Healthcare	32,041	35,140
Basic materials	6,051	7,263
Exchange traded funds	126,693	—
Total	$577,090	$702,617

Pledged Investments
At June 30, 2021, $8.6 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2020 - $8.1 billion). Of this amount, $2.0 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2020 - $2.5 billion).
Reverse Repurchase Agreements
At June 30, 2021, the Company held $77.8 million (December 31, 2020 - $126.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed maturity investments	$59,510	$69,943	$122,443	$143,281
Short term investments	782	6,049	1,355	18,141
Equity investments	1,626	1,666	3,117	3,217
Other investments
Catastrophe bonds	16,681	13,519	31,149	27,658
Other	9,339	1,107	13,140	2,736
Cash and cash equivalents	159	837	261	2,341
	88,097	93,121	171,465	197,374
Investment expenses	(7,172)	(3,816)	(10,736)	(8,596)
Net investment income	$80,925	$89,305	$160,729	$188,778

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net realized gains on fixed maturity investments trading	$33,161	$105,849	$53,559	$163,336
Net unrealized gains (losses) on fixed maturity investments trading	64,015	197,678	(233,003)	177,333
Net realized and unrealized gains (losses) on fixed maturity investments trading	97,176	303,527	(179,444)	340,669
Net realized and unrealized (losses) gains on investments-related derivatives	(9,329)	24,372	5,532	57,553
Net realized gains (losses) on equity investments trading	93,411	422	203,298	(14,625)
Net unrealized (losses) gains on equity investments trading	(27,845)	107,896	(205,654)	1,959
Net realized and unrealized gains (losses) on equity investments trading	65,566	108,318	(2,356)	(12,666)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	2	4,452	(19,081)	(9,900)
Net realized and unrealized gains (losses) on other investments - other	37,603	7,721	40,804	(37,973)
Net realized and unrealized gains (losses) on investments	$191,018	$448,390	$(154,545)	$337,683

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$6,327,895	$6,327,895	$—	$—
Agencies	325,051	—	325,051	—
Non-U.S. government	508,320	—	508,320	—
Non-U.S. government-backed corporate	396,966	—	396,966	—
Corporate	3,387,433	—	3,387,433	—
Agency mortgage-backed	703,757	—	703,757	—
Non-agency mortgage-backed	260,432	—	260,432	—
Commercial mortgage-backed	588,262	—	588,262	—
Asset-backed	920,273	—	920,273	—
Total fixed maturity investments	13,418,389	6,327,895	7,090,494	—
Short term investments	4,392,652	—	4,392,652	—
Equity investments trading	577,090	577,090	—	—
Other investments
Catastrophe bonds	1,026,397	—	1,026,397	—
Private equity investments	81,344	—	—	81,344
	1,107,741	—	1,026,397	81,344
Fund investments (1)	477,295
Total other investments	1,585,036	—	1,026,397	81,344
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,193)	—	—	(6,193)
Derivative assets (3)	9,465	837	8,628	—
Derivative liabilities (3)	(15,630)	(1,281)	(14,349)	—
Total other assets and (liabilities)	(12,358)	(444)	(5,721)	(6,193)
	$19,960,809	$6,904,541	$12,503,822	$75,151

(1)    Fund investments, which are comprised of private equity and private credit funds, senior secured bank loan funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)    Included in assumed and ceded (re)insurance contracts at June 30, 2021 was $Nil of other assets and $6.2 million of other liabilities.
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

(1)     Fund investments, which are comprised of private equity and private credit funds, senior secured bank loan funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding, however they are based on observable inputs and by observing secondary trading of similar securities obtained from active and non-distressed markets.
The Company considers these broker quotations to be Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
U.S. Treasuries
Level 1 - At June 30, 2021, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 0.7% and a weighted average credit quality of AA (December 31, 2020 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At June 30, 2021, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 1.1% and a weighted average credit quality of AA (December 31, 2020 - 0.9% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At June 30, 2021, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 0.8% and a weighted average credit quality of AA (December 31, 2020 - 0.5% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At June 30, 2021, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 1.3% and a weighted average credit quality of AA

(December 31, 2020 - 1.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At June 30, 2021, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.4% and a weighted average credit quality of BBB (December 31, 2020 - 2.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At June 30, 2021, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.2%, a weighted average credit quality of AA and a weighted average life of 3.5 years (December 31, 2020 - 1.0%, AA and 3.8 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with daily active market quotes.
Non-agency Mortgage-backed
Level 2 - At June 30, 2021, the Company’s non-agency mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.6%, a weighted average credit quality of non-investment grade and a weighted average life of 5.6 years (December 31, 2020 - 3.0%, non-investment grade and 5.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At June 30, 2021, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AA, and a weighted average life of 4.2 years (December 31, 2020 - 1.5%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At June 30, 2021, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.7%, a weighted average credit quality of AA and a weighted average life of 4.6 years (December 31, 2020 - 1.8%, AA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At June 30, 2021, the Company’s short term investments had a weighted average yield to maturity of 0.0% and a weighted average credit quality of AAA (December 31, 2020 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$81,344	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	81,344
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(6,193)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$13,233
			Expected loss ratio	n/a	n/a	20.0%
			Discount rate	n/a	n/a	0.9%
Total other assets and (liabilities)	(6,193)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$75,151

At December 31, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Private equity investment	$79,807	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(6,211)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,514
			Expected loss ratio	n/a	n/a	24.0%
			Discount rate	n/a	n/a	0.4%
Total other assets and (liabilities)	(6,211)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$73,596

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2021	$75,874	$(6,421)	$69,453
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains (losses) on investments	1,415	—	1,415
Included in other income (loss)	—	440	440
Total foreign exchange gains	1	—	1
Purchases	5,000	(212)	4,788
Sales	(946)	—	(946)
Settlements	—	—	—
Balance - June 30, 2021	$81,344	$(6,193)	$75,151

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2021	$79,807	$(6,211)	$73,596
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains (losses) on investments	(2,521)	—	(2,521)
Included in other income (loss)	—	536	536
Total foreign exchange gains	4	—	4
Purchases	5,000	(518)	4,482
Sales	(946)	—	(946)
Settlements	—	—	—
Balance - June 30, 2021	$81,344	$(6,193)	$75,151

	Other investments	Other assets and (liabilities)	Total
Balance - April 1, 2020	$72,620	$1,223	$73,843
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(380)	—	(380)
Included in other income (loss)	—	(1,713)	(1,713)
Purchases	—	(482)	(482)
Sales	(790)	—	(790)
Settlements	—	(5,739)	(5,739)
Balance - June 30, 2020	$71,450	$(6,711)	$64,739

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2020	$74,634	$4,731	$79,365
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(14,536)	—	(14,536)
Included in other income (loss)	—	(4,610)	(4,610)
Total foreign exchange losses	(21)	—	(21)
Purchases	20,962	(1,093)	19,869
Sales	(9,589)	—	(9,589)
Settlements	—	(5,739)	(5,739)
Balance - June 30, 2020	$71,450	$(6,711)	$64,739

Other Investments
Private Equity Investments
Level 3 - At June 30, 2021, the Company’s other investments included $81.3 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At June 30, 2021, the Company had a $6.2 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2021 were debt obligations of $1.1 billion (December 31, 2020 - $1.1 billion). At June 30, 2021, the fair value of the Company’s debt obligations was $1.2 billion (December 31, 2020 – $1.3 billion).
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

	June 30, 2021	December 31, 2020
Other investments	$1,585,036	$1,256,948
Other assets	$4,418	$8,982
Other liabilities	$10,611	$15,193

Included in net realized and unrealized gains (losses) on investments for the three and six months ended June 30, 2021 were net unrealized gains of $41.9 million and $26.0 million, respectively, related to the changes in fair value of other investments (2020 – net unrealized gains of $15.6 million and losses of $44.5 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity and private credit funds	$453,675	$1,186,194	See below	See below	See below
Senior secured bank loan funds	12,251	7,818	See below	See below	See below
Hedge funds	11,369	—	See below	See below	See below
Total other investments measured using net asset valuations	$477,295	$1,194,012

Private Equity Funds and Private Credit Funds
The Company’s investments in private equity funds and private credit funds include alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity and private credit asset classes including U.S. and global leveraged buyouts, U.S. direct lending, secondaries, mezzanine investments, distressed securities, real estate, and oil, gas and power. The Company generally has no right to redeem its interest in any of these fund investments in advance of dissolution of the applicable limited partnerships. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 7 to 10 years from inception of the respective limited partnership.
Senior Secured Bank Loan Funds
At June 30, 2021, the Company had $12.3 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge Funds
At June 30, 2021, the Company had $11.4 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the Company.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Premiums written
Direct	$259,712	$177,562	$484,851	$325,254
Assumed	1,834,446	1,524,310	4,261,749	3,402,339
Ceded	(581,866)	(521,069)	(1,410,225)	(1,276,982)
Net premiums written	$1,512,292	$1,180,803	$3,336,375	$2,450,611
Premiums earned
Direct	$188,414	$138,327	$350,503	$272,556
Assumed	1,455,002	1,281,357	2,871,648	2,431,090
Ceded	(450,626)	(409,588)	(875,525)	(780,452)
Net premiums earned	$1,192,790	$1,010,096	$2,346,626	$1,923,194
Claims and claim expenses
Gross claims and claim expenses incurred	$666,106	$647,226	$1,916,352	$1,394,941
Claims and claim expenses recovered	(146,085)	(136,954)	(529,280)	(313,715)
Net claims and claim expenses incurred	$520,021	$510,272	$1,387,072	$1,081,226

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
At June 30, 2021, the Company’s premiums receivable balance was $4.5 billion (December 31, 2020 - $2.9 billion). Of the Company’s premiums receivable balance as of June 30, 2021, the majority are receivable from highly rated counterparties and Lloyd’s syndicates. The provision for current expected credit losses on the Company’s premiums receivable was $3.7 million at June 30, 2021 (December 31, 2020 - $6.0 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Beginning balance	$3,782	$5,961
Provision for allowance	(57)	(2,236)
Ending balance	$3,725	$3,725

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.
At June 30, 2021, the Company’s reinsurance recoverable balance was $3.2 billion (December 31, 2020 - $2.9 billion). Of the Company’s reinsurance recoverable balance at June 30, 2021, 45.0% is fully collateralized by our reinsurers, 53.8% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2020 - 45.2%, 53.4% and 1.4%, respectively). The reinsurers with the three largest balances accounted for 13.6%, 10.1% and 5.7%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2021 (December 31, 2020 - 15.3%, 10.8% and 6.7%, respectively). The provision for current expected credit losses was $7.0 million at June 30, 2021 (December 31, 2020 - $6.3 million). The three largest company-specific components of the provision for current expected credit losses represented 22.4%, 11.9% and 9.9%, respectively, of the Company’s total provision for current expected credit losses at June 30, 2021 (December 31, 2020 - 13.2%, 13.0% and 6.7%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended June 30, 2021	Six months ended June 30, 2021
Beginning balance	$6,605	$6,334
Provision for allowance	419	690
Ending balance	$7,024	$7,024

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2021	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,383,754	$1,513,549	$1,773,492	$4,670,795
Casualty and Specialty	1,727,051	133,041	4,413,855	6,273,947
Total	$3,110,805	$1,646,590	$6,187,347	$10,944,742

At December 31, 2020
Property	$1,127,909	$1,617,003	$1,627,541	$4,372,453
Casualty and Specialty	1,651,150	133,843	4,223,692	6,008,685
Total	$2,779,059	$1,750,846	$5,851,233	$10,381,138

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30	2021	2020
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$7,455,128	$6,593,052
Net incurred related to:
Current year	1,448,133	1,082,732
Prior years	(61,061)	(1,506)
Total net incurred	1,387,072	1,081,226
Net paid related to:
Current year	65,278	61,625
Prior years	995,826	1,007,916
Total net paid	1,061,104	1,069,541
Foreign exchange (1)	(23,992)	(13,626)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	7,757,104	6,591,111
Reinsurance recoverable as of end of period	3,187,638	2,774,358
Reserve for claims and claim expenses as of end of period	$10,944,742	$9,365,469

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
The following table details the Company’s prior year net development by segment of its liability for unpaid claims and claim expenses:

Six months ended June 30	2021	2020
	(Favorable) adverse development	(Favorable) adverse development
Property	$(56,145)	$7,293
Casualty and Specialty	(4,916)	(8,799)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(61,061)	$(1,506)

Changes to prior year estimated claims reserves increased net income by $61.1 million during the six months ended June 30, 2021 (2020 - increased net income by $1.5 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interests - DaVinciRe and Vermeer, and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2020 Large Loss Events	$16,932
2019 Large Loss Events	(1,424)
2018 Large Loss Events	(37,910)
2017 Large Loss Events	(5,708)
Other	(2,993)
Total large catastrophe events	(31,103)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(25,042)
Total small catastrophe events and attritional loss movements	(25,042)
Total catastrophe and attritional net claims and claim expenses	(56,145)
Total net favorable development of prior accident years net claims and claim expenses	$(56,145)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment for the six months ended June 30, 2021 of $56.1 million included net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$37.9 million associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the ”2018 Large Loss Events”);
•$5.7 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”); and partially offset by
•$16.9 million of net adverse development associated with Hurricanes Laura, Sally, Delta, Zeta and Eta, the California, Oregon and Washington wildfires and losses associated with aggregate loss contracts (collectively, the “2020 Large Loss Events”).

Six months ended June 30	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(19,940)
2018 Large Loss Events	(12,306)
2017 Large Loss Events	(3,825)
Other	7,004
Total large catastrophe events	(29,067)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	36,360
Total small catastrophe events and attritional loss movements	36,360
Total net adverse development of prior accident years net claims and claim expenses	$7,293

The net adverse development of prior accident years net claims and claim expenses within the Company’s Property segment in the six months ended June 30, 2020 of $7.3 million included net adverse development of $43.4 million primarily within the Company’s other property class of business and principally driven by higher than expected attritional losses related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods, combined with the impact of certain of the Company’s whole account ceded protections. Partially offsetting this adverse development was favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$19.9 million associated with Hurricane Dorian and Typhoon Faxai, Typhoon Hagibis and losses associated with aggregate loss contracts (collectively, the 2019 Large Loss Events);
•$12.3 million associated with the 2018 Large Loss Events; and
•$3.8 million associated with the 2017 Large Loss Events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30	2021	2020
	Favorable development	Favorable development
Actuarial methods - actual reported claims less than expected claims	$(4,916)	$(8,799)
Total net favorable development of prior accident years net claims and claim expenses	$(4,916)	$(8,799)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $4.9 million in the six months ended June 30, 2021 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business.
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
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$441,516	$392,846	$453,932	$392,391
3.450% Senior Notes due 2027	328,047	297,033	329,661	296,787
3.700% Senior Notes due 2025	310,776	298,612	315,273	298,428
4.750% Senior Notes due 2025 (DaVinciRe) (1)	164,826	148,813	162,203	148,659
Total debt	$1,245,165	$1,137,304	$1,261,069	$1,136,265

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	386,571
Unsecured	379,343
Funds at Lloyd’s Letter of Credit Facility	225,000
$990,914

(1)     At June 30, 2021, no amounts were issued or drawn under this facility.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2021	December 31, 2020
Redeemable noncontrolling interest - DaVinciRe	$1,642,656	$1,560,693
Redeemable noncontrolling interest - Medici	880,320	717,999
Redeemable noncontrolling interest - Vermeer	1,133,443	1,109,627
Redeemable noncontrolling interests	$3,656,419	$3,388,319

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Redeemable noncontrolling interest - DaVinciRe	$84,266	$88,374	$44,332	$173,280
Redeemable noncontrolling interest - Medici	11,989	13,151	(1,454)	8,473
Redeemable noncontrolling interest - Vermeer	17,289	17,203	23,816	35,066
Net income attributable to redeemable noncontrolling interests	$113,544	$118,728	$66,694	$216,819

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 28.7% at June 30, 2021 (December 31, 2020 - 21.4%).
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
2021
During the six months ended June 30, 2021, DaVinciRe completed an equity capital raise of $250.0 million, comprised of $150.9 million from third-party investors and $99.1 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $40.0 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $156.7 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 28.7%.
2020
Effective January 1, 2020, the Company sold an aggregate of $10.0 million of its shares in DaVinciRe to an existing third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 21.4%.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$1,555,714	$1,533,085	$1,560,693	$1,435,581
Redemption of shares from redeemable noncontrolling interest, net of adjustments	2,676	(159)	(153,295)	2,448
Sale of shares to redeemable noncontrolling interests	—	—	190,926	9,991
Net income attributable to redeemable noncontrolling interest	84,266	88,374	44,332	173,280
Ending balance	$1,642,656	$1,621,300	$1,642,656	$1,621,300

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
2021
During the six months ended June 30, 2021, third-party investors subscribed for $171.5 million and redeemed $7.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.4% at June 30, 2021.
2020
During the six months ended June 30, 2020, third-party investors subscribed for $90.8 million and redeemed $49.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.4% at June 30, 2020.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$737,702	$677,283	$717,999	$632,112
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(46)	(44,474)	(7,745)	(49,238)
Sale of shares to redeemable noncontrolling interests	130,675	36,158	171,520	90,771
Net income (loss) attributable to redeemable noncontrolling interest	11,989	13,151	(1,454)	8,473
Ending balance	$880,320	$682,118	$880,320	$682,118

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
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning balance	$1,116,154	$1,021,478	$1,109,627	$1,003,615
Sale of shares to redeemable noncontrolling interest	—	45,000	—	45,000
Net income attributable to redeemable noncontrolling interest	17,289	17,203	23,816	35,066
Ending balance	$1,133,443	$1,083,681	$1,133,443	$1,083,681

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
2021
During the six months ended June 30, 2021, $544.6 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. Also during the six months ended June 30, 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $276.0 million of capital to its investors, including $24.9 million to the Company. At June 30, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 12.3%.
At June 30, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $4.1 billion and $4.1 billion, respectively (December 31, 2020 - $3.8 billion and $3.8 billion, respectively). Of the total assets and liabilities, a net amount of $0.3 billion is attributable to the Company, and $2.1 billion is attributable to third-party investors.
2020
During the six months ended June 30, 2020, $802.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $95.4 million to the Company. In addition, during the six months ended June 30, 2020 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $302.0 million of capital to its investors, including $61.6 million to the Company. At June 30, 2020, the Company’s participation in the risks assumed by Upsilon RFO was 13.9%.

Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. See “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At June 30, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.2 billion and $76.1 million, respectively (December 31, 2020 - $1.1 billion and $36.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.1 billion at June 30, 2021 (December 31, 2020 - $1.1 billion).
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $25.4 million and $6.3 million, respectively, during the six months ended June 30, 2021 (2020 - $24.3 million and $6.7 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $12.6 million and $3.1 million, respectively, during the six months ended June 30, 2021 (2020 - $12.1 million and $3.4 million, respectively).
Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for a total principal amount of $400.0 million. Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount $250.0 million. At June 30, 2021, the total assets and total liabilities of Mona Lisa Re were $668.9 million and $668.9 million, respectively (December 31, 2020 - $400.3 million and $400.3 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $5.8 million at June 30, 2021 (December 31, 2020 - $3.7 million).

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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of June 30, 2021 and December 31, 2020, and there was no material impact on the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and June 30, 2020.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of June 30, 2021 the Company has invested $2.2 million in Langhorne Holdings (December 31, 2020 - $2.0 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of June 30, 2021 the Company has invested $0.1 million in Langhorne Partners (December 31, 2020 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.36 per common share, payable to common shareholders of record on March 15, 2021 and June 15, 2021, and the Company paid the dividends on March 31, 2021 and June 30, 2021, respectively.
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
During the six months ended June 30, 2021, the Company paid $14.6 million in preference share dividends (2020 - $16.3 million) and $35.0 million in common share dividends (2020 - $33.1 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 7, 2021, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the six months ended June 30, 2021, the Company repurchased 3,019,603 common shares in open market transactions at an aggregate cost of $480.7 million and an average price of $159.18 per common share. At June 30, 2021, $300.5 million remained available for repurchase under the share repurchase program.
Refer to Note 15. “Subsequent Events” for additional information related to common share repurchases, and our recent preference share offering and related redemption, subsequent to June 30, 2021.
NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income available to RenaissanceRe common shareholders	$456,818	$575,845	$165,884	$493,871
Amount allocated to participating common shareholders (1)	(5,809)	(7,593)	(1,864)	(6,153)
Net income available to RenaissanceRe common shareholders	$451,009	$568,252	$164,020	$487,718
Denominator:
Denominator for basic loss per RenaissanceRe common share - weighted average common shares	48,163	44,939	48,871	44,190
Per common share equivalents of employee stock options and non-vested shares	63	64	69	63
Denominator for diluted loss per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	48,226	45,003	48,940	44,253
Net income available to RenaissanceRe common shareholders per common share – basic	$9.36	$12.64	$3.36	$11.04
Net income available to RenaissanceRe common shareholders per common share – diluted	$9.35	$12.63	$3.35	$11.02

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,183,556	$910,602	$—	$2,094,158
Net premiums written	$803,335	$708,957	$—	$1,512,292
Net premiums earned	$560,397	$632,393	$—	$1,192,790
Net claims and claim expenses incurred	97,150	422,871	—	520,021
Acquisition expenses	109,238	176,352	—	285,590
Operational expenses	38,887	19,316	—	58,203
Underwriting income	$315,122	$13,854	$—	328,976
Net investment income			80,925	80,925
Net foreign exchange gains			3,234	3,234
Equity in earnings of other ventures			8,732	8,732
Other income			586	586
Net realized and unrealized gains on investments			191,018	191,018
Corporate expenses			(10,125)	(10,125)
Interest expense			(11,833)	(11,833)
Income before taxes and redeemable noncontrolling interests				591,513
Income tax expense			(13,862)	(13,862)
Net income attributable to redeemable noncontrolling interests			(113,544)	(113,544)
Dividends on preference shares			(7,289)	(7,289)
Net income available to RenaissanceRe common shareholders				$456,818

Net claims and claim expenses incurred – current accident year	$148,133	$423,917	$—	$572,050
Net claims and claim expenses incurred – prior accident years	(50,983)	(1,046)	—	(52,029)
Net claims and claim expenses incurred – total	$97,150	$422,871	$—	$520,021

Net claims and claim expense ratio – current accident year	26.4%	67.0%		48.0%
Net claims and claim expense ratio – prior accident years	(9.1)%	(0.1)%		(4.4)%
Net claims and claim expense ratio – calendar year	17.3%	66.9%		43.6%
Underwriting expense ratio	26.5%	30.9%		28.8%
Combined ratio	43.8%	97.8%		72.4%

Six months ended June 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,800,375	$1,946,225	$—	$4,746,600
Net premiums written	$1,811,795	$1,524,580	$—	$3,336,375
Net premiums earned	$1,165,563	$1,181,063	$—	$2,346,626
Net claims and claim expenses incurred	595,982	791,090	—	1,387,072
Acquisition expenses	221,992	330,832	—	552,824
Operational expenses	74,262	39,252	—	113,514
Underwriting income	$273,327	$19,889	$—	293,216
Net investment income			160,729	160,729
Net foreign exchange losses			(19,554)	(19,554)
Equity in earnings of other ventures			3,174	3,174
Other income			2,757	2,757
Net realized and unrealized losses on investments			(154,545)	(154,545)
Corporate expenses			(20,530)	(20,530)
Interest expense			(23,745)	(23,745)
Income before taxes and redeemable noncontrolling interests				241,502
Income tax benefit			5,654	5,654
Net income attributable to redeemable noncontrolling interests			(66,694)	(66,694)
Dividends on preference shares			(14,578)	(14,578)
Net income available to RenaissanceRe common shareholders				$165,884

Net claims and claim expenses incurred – current accident year	$652,127	$796,006	$—	$1,448,133
Net claims and claim expenses incurred – prior accident years	(56,145)	(4,916)	—	(61,061)
Net claims and claim expenses incurred – total	$595,982	$791,090	$—	$1,387,072

Net claims and claim expense ratio – current accident year	55.9%	67.4%		61.7%
Net claims and claim expense ratio – prior accident years	(4.8)%	(0.4)%		(2.6)%
Net claims and claim expense ratio – calendar year	51.1%	67.0%		59.1%
Underwriting expense ratio	25.4%	31.3%		28.4%
Combined ratio	76.5%	98.3%		87.5%

Three months ended June 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,042,536	$659,336	$—	$1,701,872
Net premiums written	$704,138	$476,665	$—	$1,180,803
Net premiums earned	$491,116	$518,980	$—	$1,010,096
Net claims and claim expenses incurred	164,006	346,266	—	510,272
Acquisition expenses	94,773	138,837	—	233,610
Operational expenses	31,655	17,422	—	49,077
Underwriting income	$200,682	$16,455	$—	217,137
Net investment income			89,305	89,305
Net foreign exchange losses			(7,195)	(7,195)
Equity in earnings of other ventures			9,041	9,041
Other loss			(1,201)	(1,201)
Net realized and unrealized gains on investments			448,390	448,390
Corporate expenses			(11,898)	(11,898)
Interest expense			(11,842)	(11,842)
Income before taxes and redeemable noncontrolling interests				731,737
Income tax expense			(29,875)	(29,875)
Net income attributable to redeemable noncontrolling interests			(118,728)	(118,728)
Dividends on preference shares			(7,289)	(7,289)
Net income available to RenaissanceRe common shareholders				$575,845

Net claims and claim expenses incurred – current accident year	$170,614	$355,064	$—	$525,678
Net claims and claim expenses incurred – prior accident years	(6,608)	(8,798)	—	(15,406)
Net claims and claim expenses incurred – total	$164,006	$346,266	$—	$510,272

Net claims and claim expense ratio – current accident year	34.7%	68.4%		52.0%
Net claims and claim expense ratio – prior accident years	(1.3)%	(1.7)%		(1.5)%
Net claims and claim expense ratio – calendar year	33.4%	66.7%		50.5%
Underwriting expense ratio	25.7%	30.1%		28.0%
Combined ratio	59.1%	96.8%		78.5%

Six months ended June 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,263,062	$1,464,531	$—	$3,727,593
Net premiums written	$1,378,719	$1,071,892	$—	$2,450,611
Net premiums earned	$912,451	$1,010,743	$—	$1,923,194
Net claims and claim expenses incurred	308,751	772,475	—	1,081,226
Acquisition expenses	180,124	264,090	—	444,214
Operational expenses	75,662	40,876	—	116,538
Underwriting income (loss)	$347,914	$(66,698)	$—	281,216
Net investment income			188,778	188,778
Net foreign exchange losses			(12,923)	(12,923)
Equity in earnings of other ventures			13,605	13,605
Other loss			(5,637)	(5,637)
Net realized and unrealized gains on investments			337,683	337,683
Corporate expenses			(27,889)	(27,889)
Interest expense			(26,769)	(26,769)
Income before taxes and redeemable noncontrolling interests				748,064
Income tax expense			(21,029)	(21,029)
Net income attributable to redeemable noncontrolling interests			(216,819)	(216,819)
Dividends on preference shares			(16,345)	(16,345)
Net income available to RenaissanceRe common shareholders				$493,871

Net claims and claim expenses incurred – current accident year	$301,458	$781,274	$—	$1,082,732
Net claims and claim expenses incurred – prior accident years	7,293	(8,799)	—	(1,506)
Net claims and claim expenses incurred – total	$308,751	$772,475	$—	$1,081,226

Net claims and claim expense ratio – current accident year	33.0%	77.3%		56.3%
Net claims and claim expense ratio – prior accident years	0.8%	(0.9)%		(0.1)%
Net claims and claim expense ratio – calendar year	33.8%	76.4%		56.2%
Underwriting expense ratio	28.1%	30.2%		29.2%
Combined ratio	61.9%	106.6%		85.4%

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

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$837	$—	$837	Other assets	$—	$837
Interest rate swaps	21	—	21	Other assets	—	21
Foreign currency forward contracts (1)	4,089	—	4,089	Other assets	—	4,089
Foreign currency forward contracts (2)	1,355	—	1,355	Other assets	—	1,355
Credit default swaps	95	—	95	Other assets	—	95
Total return swaps	327	—	327	Other assets	—	327
Total derivative instruments not designated as hedges	6,724	—	6,724		—	6,724
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	3,312	571	2,741	Other assets	—	2,741
Total	$10,036	$571	$9,465		$—	$9,465

	Derivative Liabilities
At June 30, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,281	$—	$1,281	Other liabilities	$1,281	$—
Foreign currency forward contracts (1)	10,185	1,497	8,688	Other liabilities	—	8,688
Foreign currency forward contracts (2)	5,296	—	5,296	Other liabilities	—	5,296
Total derivative instruments not designated as hedges	16,762	1,497	15,265		1,281	13,984
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	365	—	365	Other liabilities	—	365
Total	$17,127	$1,497	$15,630		$1,281	$14,349

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30		2021	2020
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$(11,295)	$2,557
Interest rate swaps	Net realized and unrealized gains (losses) on investments	(78)	502
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	240	6,908
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(1,840)	(7,613)
Credit default swaps	Net realized and unrealized gains (losses) on investments	1,169	1,974
Total return swaps	Net realized and unrealized gains (losses) on investments	875	14,151
Equity futures	Net realized and unrealized gains (losses) on investments	—	5,188
Total derivative instruments not designated as hedges		(10,929)	23,667
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	2,437	(8,694)
Total derivative instruments designated as hedges		2,437	(8,694)
Total		$(8,492)	$14,973

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30		2021	2020
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized gains (losses) on investments	$4,212	$90,563
Interest rate swaps	Net realized and unrealized gains (losses) on investments	(979)	2,609
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(3,401)	6,578
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(6,901)	(1,213)
Credit default swaps	Net realized and unrealized gains (losses) on investments	1,424	(2,923)
Total return swaps	Net realized and unrealized gains (losses) on investments	875	(6,986)
Equity futures	Net realized and unrealized gains (losses) on investments	—	(25,710)
Total derivative instruments not designated as hedges		(4,770)	62,918
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	348	2,150
Total derivative instruments designated as hedges		348	2,150
Total		$(4,422)	$65,068

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.

(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2021.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2021, the Company had $1.5 billion of notional long positions and $0.7 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2020 - $2.0 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At June 30, 2021, the Company had $39.0 million (December 31, 2020 - $23.5 million) of notional positions receiving a fixed rate denominated in U.S. dollar swap contracts.
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company's foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company's use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2021, the Company had outstanding underwriting related foreign currency contracts of $707.6 million in notional long positions and $309.8 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $661.4 million and $504.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2021, the Company had outstanding investment portfolio related foreign currency contracts of $273.0 million in notional long positions and $108.6 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $269.5 million and $117.5 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2021, the Company had outstanding credit default swaps of $50.5 million in notional positions to hedge credit risk and $59.1 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2020 - $Nil and $96.8 million, respectively).
Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At June 30, 2021, the Company had $50.0 million of notional long positions denominated in U.S. dollars (December 31, 2020 - $Nil).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2021 and December 31, 2020, the Company had no outstanding equity futures, respectively.
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

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average of U.S. dollar equivalent of foreign denominated net (liabilities) assets	$58,876	$74,451	$(48,790)	$77,683
Derivative gains (losses) (1)	$2,437	$(8,694)	$348	$2,150

(1)    Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity.
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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to June 30, 2021 and through the period ended July 19, 2021, we repurchased 920 thousand common shares at an aggregate cost of $137.5 million and an average price of $149.57 per common share.
On July 12, 2021, the Company issued 20,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a share of the Company’s 4.20% Series G Preference Shares, $1.00 par value and $25,000 liquidation preference per share (equivalent to $25.00 per Depositary Share), for gross aggregate proceeds of $500.0 million. The net proceeds from this offering will be used to redeem all of the outstanding 5.375% Series E Preference Shares, and the remainder will be used for general corporate purposes.
On July 12, 2021, the Company announced the redemption of all 11,000,000 of its outstanding 5.375% Series E Preference Shares. The 5.375% Series E Preference Shares are anticipated to be redeemed on August 11, 2021 for $275.0 million plus accrued and unpaid dividends thereon. Following the redemption, no 5.375% Series E Preference Shares will remain outstanding.
In July 2021, Northwestern Europe experienced severe flooding which has caused widespread damage. The Company is in the preliminary stage of assessing the impact of this event on the Company’s financial results for the third quarter of 2021. It is difficult at this time to provide an accurate estimate of the financial impact of this event, including as a result of the preliminary nature of the information available and provided thus far by industry participants, the magnitude and recent occurrence of the event, and other factors. The estimated losses for this event will be reported in the Company's third quarter of 2021 financial results.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2021 and 2020, respectively, as well as our liquidity and capital resources at June 30, 2021. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2020. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K., and the U.S. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S. Inc., RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), RenaissanceRe Europe AG (“RREAG”), Renaissance Reinsurance of Europe Unlimited Company and our Lloyd’s syndicate, RenaissanceRe Syndicate 1458 (“Syndicate 1458”). We also underwrite reinsurance on behalf of joint ventures, including DaVinci Reinsurance Ltd. (“DaVinci”), Top Layer Reinsurance Ltd. (“Top Layer Re”), Upsilon RFO Re Ltd. (“Upsilon RFO”) and Vermeer Reinsurance Ltd. (“Vermeer”). In addition, through RenaissanceRe Medici Fund Ltd. (“Medici”), we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
Our mission is to match desirable, well-structured risks with efficient sources of capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to protect communities and enable prosperity. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across market cycles, and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture and managed funds partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends. We believe this metric is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time. The principal drivers of our profit are underwriting income, investment income, and fee income generated by our third-party capital management business.
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
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and net realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fee income received from our joint ventures and managed funds, advisory services and various other items.
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
In addition to coverage exposures, volatility in global financial markets, together with low or negative interest rates, reduced liquidity or a slowdown in global economic conditions in many economies, have impacted, and may affect, our investment portfolio in the future. These conditions may also negatively impact our ability to access liquidity and capital markets financing, which may not be available or may only be available on unfavorable terms.

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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2021, compared to the second quarter of 2020.

Three months ended June 30	2021	2020	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,094,158	$1,701,872	$392,286
Net premiums written	$1,512,292	$1,180,803	$331,489
Net premiums earned	$1,192,790	$1,010,096	$182,694
Net claims and claim expenses incurred	520,021	510,272	9,749
Acquisition expenses	285,590	233,610	51,980
Operational expenses	58,203	49,077	9,126
Underwriting income	$328,976	$217,137	$111,839

Net investment income	$80,925	$89,305	$(8,380)
Net realized and unrealized gains on investments	191,018	448,390	(257,372)
Total investment result	$271,943	$537,695	$(265,752)

Net income	$577,651	$701,862	$(124,211)
Net income available to RenaissanceRe common shareholders	$456,818	$575,845	$(119,027)

Net income available to RenaissanceRe common shareholders per common share – diluted	$9.35	$12.63	$(3.28)
Dividends per common share	$0.36	$0.35	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	48.0%	52.0%	(4.0)%
Net claims and claim expense ratio – prior accident years	(4.4)%	(1.5)%	(2.9)%
Net claims and claim expense ratio – calendar year	43.6%	50.5%	(6.9)%
Underwriting expense ratio	28.8%	28.0%	0.8%
Combined ratio	72.4%	78.5%	(6.1)%

Return on average common equity - annualized	27.6%	38.5%	(10.9)%

Book value	June 30, 2021	March 31, 2021	Change
Book value per common share	$139.35	$131.15	$8.20
Accumulated dividends per common share	22.80	22.44	0.36
Book value per common share plus accumulated dividends	$162.15	$153.59	$8.56
Change in book value per common share plus change in accumulated dividends	6.5%

Net income available to RenaissanceRe common shareholders was $456.8 million in the second quarter of 2021, compared to net income available to RenaissanceRe common shareholders of $575.8 million in the second quarter of 2020, a decrease of $119.0 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2021, we generated an annualized return on average common equity of 27.6% and our book value per common share increased from $131.15 at March 31, 2021 to $139.35 at June 30, 2021, a 6.5% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the second quarter of 2021, on a comparative basis to the second quarter of 2020, include:
•Underwriting Results - we generated underwriting income of $329.0 million and had a combined ratio of 72.4% in the second quarter of 2021, compared to underwriting income of $217.1 million and a combined ratio of 78.5% in the second quarter of 2020. Our underwriting income in the second quarter of 2021 was comprised of our Property segment, which generated underwriting income of $315.1 million and had a combined ratio of 43.8%, and our Casualty and Specialty segment, which generated underwriting income of $13.9 million and had a combined ratio of 97.8%. In comparison, our underwriting income in the second quarter of 2020 was comprised of our Property segment, which generated underwriting income of $200.7 million, and our Casualty and Specialty segment, which generated underwriting income of $16.5 million;
•Gross Premiums Written - our gross premiums written increased by $392.3 million, or 23.1%, to $2.1 billion, in the second quarter of 2021, compared to the second quarter of 2020. This was comprised of an increase of $251.3 million in our Casualty and Specialty segment and an increase of $141.0 million in our Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains on investments, was $271.9 million in the second quarter of 2021, compared to $537.7 million in the second quarter of 2020, a decrease of $265.8 million. The primary driver of the total investment result in the second quarter of 2021 was net realized and unrealized gains on investments of $191.0 million, principally within our fixed maturity and equity investments trading portfolios, and other investments. The higher investment results in the second quarter of 2020 were due to the market recovery following the disruption in global financial markets associated with the COVID-19 pandemic; and
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $113.5 million in the second quarter of 2021, compared to net income attributable to redeemable noncontrolling interests of $118.7 million in the second quarter of 2020.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$1,183,556	$1,042,536	$141,020
Net premiums written	$803,335	$704,138	$99,197
Net premiums earned	$560,397	$491,116	$69,281
Net claims and claim expenses incurred	97,150	164,006	(66,856)
Acquisition expenses	109,238	94,773	14,465
Operational expenses	38,887	31,655	7,232
Underwriting income	$315,122	$200,682	$114,440

Net claims and claim expenses incurred – current accident year	$148,133	$170,614	$(22,481)
Net claims and claim expenses incurred – prior accident years	(50,983)	(6,608)	(44,375)
Net claims and claim expenses incurred – total	$97,150	$164,006	$(66,856)

Net claims and claim expense ratio – current accident year	26.4%	34.7%	(8.3)%
Net claims and claim expense ratio – prior accident years	(9.1)%	(1.3)%	(7.8)%
Net claims and claim expense ratio – calendar year	17.3%	33.4%	(16.1)%
Underwriting expense ratio	26.5%	25.7%	0.8%
Combined ratio	43.8%	59.1%	(15.3)%

Property Gross Premiums Written
In the second quarter of 2021, our Property segment gross premiums written increased by $141.0 million, or 13.5%, to $1.2 billion, compared to $1.0 billion in the second quarter of 2020.
Gross premiums written in the catastrophe class of business were $761.3 million in the second quarter of 2021, an increase of $49.5 million, or 7.0%, compared to the second quarter of 2020. The increase in gross premiums written in the catastrophe class of business was primarily driven by rate improvements, combined with increased shares on existing deals and new opportunities across underwriting platforms.
Gross premiums written in the other property class of business were $422.2 million in the second quarter of 2021, an increase of $91.5 million, or 27.7%, compared to the second quarter of 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements, which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms, notably within catastrophe exposed U.S. property excess and surplus lines.
Property Ceded Premiums Written

Three months ended June 30	2021	2020	Change
(in thousands)
Ceded premiums written - Property	$380,221	$338,398	$41,823

Ceded premiums written in our Property segment were $380.2 million in the second quarter of 2021, an increase of $41.8 million, or 12.4%, compared to the second quarter of 2020. The increase in ceded premiums written was principally due to the increase in gross premiums written which were ceded to third-party investors in our managed vehicles, primarily RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”).

Property Underwriting Results
Our Property segment generated underwriting income of $315.1 million in the second quarter of 2021, compared to underwriting income of $200.7 million in the second quarter of 2020. In the second quarter of 2021, our Property segment generated a net claims and claim expense ratio of 17.3%, an underwriting expense ratio of 26.5% and a combined ratio of 43.8%, compared to 33.4%, 25.7% and 59.1%, respectively, in the second quarter of 2020.
Principally impacting the underwriting result and combined ratio in the second quarter of 2021 was growth in earned premiums, as well as lower current accident year net losses and higher prior accident year net favorable development. In comparison, the second quarter of 2020 was principally impacted by a higher number of small weather-related events offset by a lower underwriting expense ratio.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$910,602	$659,336	$251,266
Net premiums written	$708,957	$476,665	$232,292
Net premiums earned	$632,393	$518,980	$113,413
Net claims and claim expenses incurred	422,871	346,266	76,605
Acquisition expenses	176,352	138,837	37,515
Operational expenses	19,316	17,422	1,894
Underwriting income	$13,854	$16,455	$(2,601)

Net claims and claim expenses incurred – current accident year	$423,917	$355,064	$68,853
Net claims and claim expenses incurred – prior accident years	(1,046)	(8,798)	7,752
Net claims and claim expenses incurred – total	$422,871	$346,266	$76,605

Net claims and claim expense ratio – current accident year	67.0%	68.4%	(1.4)%
Net claims and claim expense ratio – prior accident years	(0.1)%	(1.7)%	1.6%
Net claims and claim expense ratio – calendar year	66.9%	66.7%	0.2%
Underwriting expense ratio	30.9%	30.1%	0.8%
Combined ratio	97.8%	96.8%	1.0%

Casualty and Specialty Gross Premiums Written
In the second quarter of 2021, our Casualty and Specialty segment gross premiums written increased by $251.3 million, or 38.1%, to $910.6 million, compared to $659.3 million in the second quarter of 2020, and was driven by growth in the general casualty, professional liability and other specialty lines of business. This growth was primarily driven by an increase in new and existing business, combined with rate improvements.

Casualty and Specialty Ceded Premiums Written

Three months ended June 30	2021	2020	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$201,645	$182,671	$18,974

Ceded premiums written in our Casualty and Specialty segment increased by $19.0 million, to $201.6 million in the second quarter of 2021, compared to $182.7 million in the second quarter of 2020, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $13.9 million in the second quarter of 2021, compared to underwriting income of $16.5 million in the second quarter of 2020. In the second quarter of 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.9%, an underwriting expense ratio of 30.9% and a combined ratio of 97.8%, compared to 66.7%, 30.1% and 96.8%, respectively, in the second quarter of 2020.
The decrease in the current accident year net claims and claim expense ratio was driven mainly by lower attritional losses from specialty lines and changes in mix of business in the second quarter of 2021 as compared to the second quarter of 2020. Offsetting that decrease was a decrease in favorable prior accident year loss development in the second quarter of 2021 as compared to the second quarter of 2020.
The increase in the underwriting expense ratio in the second quarter of 2021 was driven by an increase in the net acquisition expense ratio, principally due to the effects of purchase accounting amortization related to the acquisition of TMR which improved the ratio in the second quarter of 2020, partially offset by continued improvement in operating leverage.
Fee Income

Three months ended June 30	2021	2020	Change
(in thousands)
Management fee income
Joint ventures	$14,741	$12,190	$2,551
Structured reinsurance products and other	8,677	8,739	(62)
Managed funds	8,552	6,508	2,044
Total management fee income	31,970	27,437	4,533

Performance fee income
Joint ventures	7,347	6,165	1,182
Structured reinsurance products and other	2,581	7,994	(5,413)
Managed funds	4,259	3,914	345
Total performance fee income	14,187	18,073	(3,886)
Total fee income	$46,157	$45,510	$647

The table above shows total fee income earned through third-party capital management, as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne Holdings LLC. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to capital.
In the second quarter of 2021, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party increased $0.6 million, to

$46.2 million, compared to $45.5 million in the second quarter of 2020, primarily due to higher management fees related to increased capital under management compared to the second quarter of 2020. This was partially offset by lower performance fee income, primarily driven by underwriting losses from Winter Storm Uri in the first quarter of 2021, which reduced performance fees accordingly.
The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a reduction to operating expenses and acquisition expenses, as detailed in the table below.

Three months ended June 30	2021	2020	Change
(in thousands)
Underwriting income (1)	$19,239	$19,894	$(655)
Equity in earnings of other ventures	17	24	(7)
Net income attributable to redeemable noncontrolling interests	26,901	25,592	1,309
Total fee income	46,157	45,510	647

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income as a reduction to operating expenses or acquisition expenses.
In addition to the $19.2 million of fee income earned through joint ventures, managed funds and certain structured retrocession agreements to which we are a party that is recorded through underwriting income, as detailed above, we also earn fee income on certain other underwriting-related activities. These fees are recorded as a reduction to operating expenses or acquisition expenses, as applicable.

Three months ended June 30	2021	2020	Change
(in thousands)
Underwriting income	$19,239	$19,894	$(655)
Underwriting income - additional fee income on other underwriting-related activities	23,902	14,340	9,562
Total fees recorded through underwriting income	43,141	34,234	8,907
Impact of total fees recorded through underwriting income on the combined ratio	3.6%	3.4%	0.20%

The total fees recorded through underwriting income, as detailed in the table above, earned by us in the second quarter of 2021 that were recorded as a reduction to operating expenses and acquisition expenses were $33.6 million and $9.6 million, respectively (2020 - $28.5 million and $5.8 million, respectively).
Net Investment Income

Three months ended June 30	2021	2020	Change
(in thousands)
Fixed maturity investments trading	$59,510	$69,943	$(10,433)
Short term investments	782	6,049	(5,267)
Equity investments trading	1,626	1,666	(40)
Other investments
Catastrophe bonds	16,681	13,519	3,162
Other	9,339	1,107	8,232
Cash and cash equivalents	159	837	(678)
	88,097	93,121	(5,024)
Investment expenses	(7,172)	(3,816)	(3,356)
Net investment income	$80,925	$89,305	$(8,380)

Net investment income was $80.9 million in the second quarter of 2021, compared to $89.3 million in the second quarter of 2020, a decrease of $8.4 million. Impacting our net investment income for the second quarter of 2021 were lower yields in our fixed maturity and short term investments portfolios, primarily as a result of a general decline in credit spreads compared to the second quarter of 2020.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30	2021	2020	Change
(in thousands)
Net realized gains on fixed maturity investments trading	33,161	105,849	(72,688)
Net unrealized gains on fixed maturity investments trading	64,015	197,678	(133,663)
Net realized and unrealized gains on fixed maturity investments trading	97,176	303,527	(206,351)
Net realized and unrealized (losses) gains on investments-related derivatives	(9,329)	24,372	(33,701)
Net realized gains on equity investments trading	93,411	422	92,989
Net unrealized (losses) gains on equity investments trading	(27,845)	107,896	(135,741)
Net realized and unrealized gains on equity investments trading	65,566	108,318	(42,752)
Net realized and unrealized gains on other investments - catastrophe bonds	2	4,452	(4,450)
Net realized and unrealized gains on other investments - other	37,603	7,721	29,882
Net realized and unrealized gains on investments	$191,018	$448,390	$(257,372)

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
Net realized and unrealized gains on investments were $191.0 million in the second quarter of 2021, compared to net realized and unrealized gains of $448.4 million in the second quarter of 2020, a decrease of $257.4 million. Principally impacting our net realized and unrealized gains on investments in the second quarter of 2021 were:
•net realized and unrealized gains on our fixed maturity investments trading of $97.2 million compared to net realized and unrealized gains of $303.5 million in the second quarter of 2020, a decrease in net realized and unrealized gains of $206.4 million. The lower net realized and unrealized gains in the second quarter of 2021 were driven by decreasing yields on long-duration U.S. treasuries and a general decline in credit spreads. The higher net realized and unrealized gains in the second quarter of 2020 compared to the second quarter of 2021 were due to the decline in interest rates following recovery in the financial markets during the second quarter of 2020;
•net realized and unrealized gains on equity investments trading of $65.6 million compared to $108.3 million in the second quarter of 2020, a decrease of $42.8 million. The net realized and unrealized gains in the second quarter of 2021 were principally driven by the Company’s strategic investment in Trupanion, Inc., where we recorded a net realized and unrealized gain of $42.7 million; and
•net realized and unrealized gains on our other investments of $37.6 million compared to net realized and unrealized gains of $7.7 million in the second quarter of 2020, an improvement of $29.9 million, principally driven by fair value appreciation of underlying investments which favorably impacted our portfolio of fund investments.

Net Foreign Exchange Gains (Losses)

Three months ended June 30	2021	2020	Change
(in thousands)
Net foreign exchange gains (losses)	$3,234	$(7,195)	$10,429

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
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2020 for additional information related to our exposure to foreign currency risk and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings of Other Ventures

Three months ended June 30	2021	2020	Change
(in thousands)
Tower Hill Companies	$4,909	$4,904	$5
Top Layer Re	2,439	2,510	(71)
Other	1,384	1,627	(243)
Total equity in earnings of other ventures	$8,732	$9,041	$(309)

Earnings from our investments in other ventures was $8.7 million in the second quarter of 2021, compared to earnings of $9.0 million in the second quarter of 2020, a decrease of $0.3 million.
Other Income (Loss)

Three months ended June 30	2021	2020	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$110	$(1,632)	$1,742
Other items	476	431	45
Total other income	$586	$(1,201)	$1,787

In the second quarter of 2021, we generated other income of $0.6 million, compared to other losses of $1.2 million in the second quarter of 2020, an increase of $1.8 million, driven by gains on our assumed and ceded reinsurance contracts accounted for as derivatives and deposits in the second quarter of 2021.
Corporate Expenses

Three months ended June 30	2021	2020	Change
(in thousands)
Corporate expenses	$10,125	$11,898	$(1,773)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company.

Corporate expenses decreased to $10.1 million in the second quarter of 2021, compared to $11.9 million in the second quarter of 2020. The decrease of $1.8 million was primarily due to transition expenses related to the acquisition of TMR that were incurred in the second quarter of 2020 and which did not recur in the current quarter.
Income Tax Expense

Three months ended June 30	2021	2020	Change
(in thousands)
Income tax expense	$(13,862)	$(29,875)	$16,013

We recognized an income tax expense of $13.9 million in the second quarter of 2021, compared to $29.9 million in the second quarter of 2020. The income tax expense in both periods was principally driven by net realized and unrealized gains on investments, primarily in our U.S. based operations, with significantly higher gains in the second quarter of 2020 compared to the second quarter of 2021.
Net Income Attributable to Redeemable Noncontrolling Interests

Three months ended June 30	2021	2020	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$84,266	$88,374	$(4,108)
Redeemable noncontrolling interest - Medici	11,989	13,151	$(1,162)
Redeemable noncontrolling interest - Vermeer	17,289	17,203	$86
Net income attributable to redeemable noncontrolling interests	$113,544	$118,728	$(5,184)

Our net income attributable to redeemable noncontrolling interests was $113.5 million in the second quarter of 2021, compared to $118.7 million in the second quarter of 2020, a change of $5.2 million. The decrease was primarily due to DaVinciRe, which had lower investment results in the second quarter of 2021, partially offset by higher underwriting income.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

Six months ended June 30	2021	2020	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$4,746,600	$3,727,593	$1,019,007
Net premiums written	$3,336,375	$2,450,611	$885,764
Net premiums earned	$2,346,626	$1,923,194	$423,432
Net claims and claim expenses incurred	1,387,072	1,081,226	305,846
Acquisition expenses	552,824	444,214	108,610
Operational expenses	113,514	116,538	(3,024)
Underwriting income	$293,216	$281,216	$12,000

Net investment income	$160,729	$188,778	$(28,049)
Net realized and unrealized (losses) gains on investments	(154,545)	337,683	(492,228)
Total investment result	$6,184	$526,461	$(520,277)

Net income	$247,156	$727,035	$(479,879)
Net income available to RenaissanceRe common shareholders	$165,884	$493,871	$(327,987)

Net income available to RenaissanceRe common shareholders per common share – diluted	$3.35	$11.02	$(7.67)
Dividends per common share	$0.72	$0.70	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	61.7%	56.3%	5.4%
Net claims and claim expense ratio – prior accident years	(2.6)%	(0.1)%	(2.5)%
Net claims and claim expense ratio – calendar year	59.1%	56.2%	2.9%
Underwriting expense ratio	28.4%	29.2%	(0.8)%
Combined ratio	87.5%	85.4%	2.1%

Return on average common equity - annualized	4.9%	17.1%	(12.2)%

Book value	June 30, 2021	December 31, 2020	Change
Book value per common share	$139.35	$138.46	$0.89
Accumulated dividends per common share	22.80	22.08	0.72
Book value per common share plus accumulated dividends	$162.15	$160.54	$1.61
Change in book value per common share plus change in accumulated dividends	1.2%

Net income available to RenaissanceRe common shareholders was $165.9 million in the six months ended June 30, 2021, compared to $493.9 million in the six months ended June 30, 2020. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2021, we generated an annualized return on average common equity of 4.9% and our book value per common share increased from $138.46 at December 31, 2020 to $139.35 at June 30, 2021, a 1.2% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the six months ended June 30, 2021, on a comparative basis to the six months ended June 30, 2020, include:
•Impact of Winter Storm Uri - in the six months ended June 30, 2021 we had a net negative impact on net income available to RenaissanceRe common shareholders of $181.1 million resulting from Winter Storm Uri.
•Underwriting Results - we generated underwriting income of $293.2 million and had a combined ratio of 87.5% in the six months ended June 30, 2021, compared to underwriting income of $281.2 million and a combined ratio of 85.4% in the six months ended June 30, 2020. Our underwriting income in the six months ended June 30, 2021 was comprised of underwriting income of $273.3 million in our Property segment and $19.9 million in our Casualty and Specialty segment. In comparison, our underwriting income in the six months ended June 30, 2020 was comprised of our Property segment, which generated underwriting income of $347.9 million, and our Casualty and Specialty segment, which incurred an underwriting loss of $66.7 million.
Included in our underwriting results in the six months ended June 30, 2021 was the impact of Winter Storm Uri, which resulted in a net negative impact on the underwriting result of $291.2 million and added 13.3 percentage points to the combined ratio, primarily in the Property segment. In comparison, our underwriting results in the six months ended June 30, 2020 were impacted by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million, primarily in the Casualty and Specialty segment. The losses associated with the COVID-19 pandemic in the six months ended June 30, 2020 primarily represented the cost of claims incurred but not yet reported with respect to exposures such as event contingency and event-based casualty covers.
•Gross Premiums Written - our gross premiums written increased by $1.0 billion, or 27.3%, to $4.7 billion, in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, with an increase of $537.3 million in the Property segment and an increase of $481.7 million in the Casualty and Specialty segment, driven by growth from both new and existing business across a number of our underwriting platforms, rate improvements, and, in our Property segment, reinstatement premiums of $90.3 million associated with Winter Storm Uri.
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $6.2 million in the six months ended June 30, 2021, compared to $526.5 million in the six months ended June 30, 2020, a decrease of $520.3 million. Impacting the investment result, for the six months ended June 30, 2021, was realized and unrealized losses on our fixed maturity and equity investments trading portfolios partially offset by net realized and unrealized gains on other investments. The higher investment results in the six months ended June 30, 2020 were due to the market recovery following the disruption in global financial markets associated with the COVID-19 pandemic.
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $66.7 million in the six months ended June 30, 2021, compared to $216.8 million in the six months ended June 30, 2020. The decrease was primarily driven by underwriting losses in DaVinci and Vermeer as a result of Winter Storm Uri in the first quarter of 2021, as well as foreign exchange losses in Medici that were primarily attributable to noncontrolling interests.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income available to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result and (2) redeemable noncontrolling interest. Our estimates of net negative impact are based on a review of our potential exposures, preliminary discussions with certain counterparties and actuarial modeling techniques. Our actual net negative impact, both individually and in the aggregate, may vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
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
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the six months ended June 30, 2021 of the major winter storms in February 2021 which caused widespread damage in the U.S., predominantly in Texas, and are referred to herein as "Winter Storm Uri.”

Six months ended June 30, 2021	Winter Storm Uri
(in thousands)
Net claims and claims expenses incurred	$(373,020)
Assumed reinstatement premiums earned	91,412
Ceded reinstatement premiums earned	(10,347)
Earned profit commissions	773
Net negative impact on underwriting result	(291,182)
Redeemable noncontrolling interest	110,064
Net negative impact on net income available to RenaissanceRe common shareholders	$(181,118)

The financial data below provides additional information detailing the net negative impact of Winter Storm Uri on our segment underwriting results and consolidated combined ratio in the six months ended June 30, 2021.

Six months ended June 30, 2021	Winter Storm Uri
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(286,125)
Net negative impact on Casualty and Specialty segment underwriting result	(5,057)
Net negative impact on underwriting result	$(291,182)
Percentage point impact on consolidated combined ratio	13.3

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$2,800,375	$2,263,062	$537,313
Net premiums written	$1,811,795	$1,378,719	$433,076
Net premiums earned	$1,165,563	$912,451	$253,112
Net claims and claim expenses incurred	595,982	308,751	287,231
Acquisition expenses	221,992	180,124	41,868
Operational expenses	74,262	75,662	(1,400)
Underwriting income	$273,327	$347,914	$(74,587)

Net claims and claim expenses incurred – current accident year	$652,127	$301,458	$350,669
Net claims and claim expenses incurred – prior accident years	(56,145)	7,293	(63,438)
Net claims and claim expenses incurred – total	$595,982	$308,751	$287,231

Net claims and claim expense ratio – current accident year	55.9%	33.0%	22.9%
Net claims and claim expense ratio – prior accident years	(4.8)%	0.8%	(5.6)%
Net claims and claim expense ratio – calendar year	51.1%	33.8%	17.3%
Underwriting expense ratio	25.4%	28.1%	(2.7)%
Combined ratio	76.5%	61.9%	14.6%

Property Gross Premiums Written
In the six months ended June 30, 2021, our Property segment gross premiums written increased by $537.3 million, or 23.7%, to $2.8 billion, compared to $2.3 billion in the six months ended June 30, 2020.
Gross premiums written in the catastrophe class of business were $1.9 billion in the six months ended June 30, 2021, an increase of $244.5 million, or 14.8% compared to the six months ended June 30, 2020. The increase in gross premiums written in the catastrophe class of business was primarily driven by rate improvements, which contributed to growth with existing clients and new opportunities across underwriting platforms, and $90.3 million of reinstatement premiums associated with Winter Storm Uri.
Gross premiums written in the other property class of business were $907.9 million in the six months ended June 30, 2021, an increase of $292.8 million, or 47.6%, compared to the six months ended June 30, 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms. This included growth in catastrophe exposed U.S. property excess and surplus lines.

Property Ceded Premiums Written

Six months ended June 30	2021	2020	Change
(in thousands)
Ceded premiums written - Property	$988,580	$884,343	$104,237

Ceded premiums written in our Property segment increased 11.8%, to $988.6 million, in the six months ended June 30, 2021, compared to $884.3 million in the six months ended June 30, 2020. The increase in ceded premiums written was principally due to an increase in gross premiums written which were ceded to third-party investors in our managed vehicles, primarily Upsilon Fund, and $10.2 million of ceded reinstatement premiums earned associated with Winter Storm Uri. As part of our gross-to-net strategy, the amount of ceded premiums written increased on an absolute basis, however the percentage of ceded premiums written relative to gross premiums written decreased.
Property Underwriting Results
Our Property segment generated underwriting income of $273.3 million in the six months ended June 30, 2021, compared to $347.9 million in the six months ended June 30, 2020, a decrease of $74.6 million. In the six months ended June 30, 2021, our Property segment generated a net claims and claim expense ratio of 51.1%, an underwriting expense ratio of 25.4% and a combined ratio of 76.5%, compared to 33.8%, 28.1% and 61.9%, respectively, in the six months ended June 30, 2020.
Principally impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2021 was Winter Storm Uri, which resulted in a net negative impact on the Property segment underwriting result of $286.1 million and added 28.1 percentage points to the combined ratio. In comparison, the six months ended June 30, 2020 was impacted by lower current accident year net claims and claim expenses. In addition, the underwriting expense ratio decreased by 2.7 percentage points, primarily driven by the higher net premiums earned including $80.1 million of net reinstatement premiums earned from Winter Storm Uri.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$1,946,225	$1,464,531	$481,694
Net premiums written	$1,524,580	$1,071,892	$452,688
Net premiums earned	$1,181,063	$1,010,743	$170,320
Net claims and claim expenses incurred	791,090	772,475	18,615
Acquisition expenses	330,832	264,090	66,742
Operational expenses	39,252	40,876	(1,624)
Underwriting income (loss)	$19,889	$(66,698)	$86,587

Net claims and claim expenses incurred – current accident year	$796,006	$781,274	$14,732
Net claims and claim expenses incurred – prior accident years	(4,916)	(8,799)	3,883
Net claims and claim expenses incurred – total	$791,090	$772,475	$18,615

Net claims and claim expense ratio – current accident year	67.4%	77.3%	(9.9)%
Net claims and claim expense ratio – prior accident years	(0.4)%	(0.9)%	0.5%
Net claims and claim expense ratio – calendar year	67.0%	76.4%	(9.4)%
Underwriting expense ratio	31.3%	30.2%	1.1%
Combined ratio	98.3%	106.6%	(8.3)%

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2021, our Casualty and Specialty segment gross premiums written increased by $481.7 million, or 32.9%, to $1.9 billion, compared to $1.5 billion in the six months ended June 30, 2020. The increase was primarily due to growth in general casualty, professional liability and other specialty lines of business, combined with rate improvements.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30	2021	2020	Change
(in thousands)
Ceded premiums written - Casualty and Specialty	$421,645	$392,639	$29,006

Ceded premiums written in our Casualty and Specialty segment increased by 7.4%, to $421.6 million, in the six months ended June 30, 2021, compared to $392.6 million in the six months ended June 30, 2020, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $19.9 million in the six months ended June 30, 2021, compared to an underwriting loss of $66.7 million in the six months ended June 30, 2020. In the six months ended June 30, 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.0%, an underwriting expense ratio of 31.3% and a combined ratio of 98.3%, compared to 76.4%, 30.2% and 106.6%, respectively, in the six months ended June 30, 2020. The underwriting loss in the six months ended June 30, 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $103.8 million, which added 10.3 percentage points to the combined ratio during the six months ended June 30, 2020.
The decrease in the Casualty and Specialty segment combined ratio in the six months ended June 30, 2021 was principally driven by a decrease of 9.4 percentage points in the net claims and claim expense ratio, as a result of the impact of losses associated with the COVID-19 pandemic in the prior period. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $4.9 million, or 0.4 percentage points, during the six months ended June 30, 2021. The net favorable development during the six months ended June 30, 2021 was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The increase in the underwriting expense ratio in the six months ended June 30, 2021 was driven by an increase in the net acquisition expense ratio, principally due to the effects of purchase accounting amortization related to the acquisition of TMR which improved the ratio in the six months ended June 30, 2020, partially offset by continued improvement in operating leverage.
Fee Income

Six months ended June 30	2021	2020	Change
(in thousands)
Management fee income
Joint ventures	$25,869	$23,971	$1,898
Structured reinsurance products and other	17,451	17,336	115
Managed funds	17,174	12,926	4,248
Total management fee income	60,494	54,233	6,261

Performance fee income
Joint ventures	8,903	13,993	(5,090)
Structured reinsurance products and other	1,288	16,369	(15,081)
Managed funds	(539)	6,277	(6,816)
Total performance fee income	9,652	36,639	(26,987)
Total fee income	$70,146	$90,872	$(20,726)

In the six months ended June 30, 2021, total fee income earned through various joint ventures, managed funds and certain structured retrocession agreements to which we are a party decreased $20.7 million, to $70.1 million, as compared to $90.9 million in the six months ended June 30, 2020, primarily driven by lower performance fee income due to the impact of Winter Storm Uri on our joint ventures, managed funds and structured reinsurance agreements. Partially offsetting this was higher management fees related to an increase in the dollar value of capital under management.
The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a reduction to operating expenses and acquisition expenses, as detailed in the table below.

Six months ended June 30	2021	2020	Change
(in thousands)
Underwriting income(1)	$29,769	$38,293	$(8,524)
Equity in earnings of other ventures	33	63	(30)
Net income attributable to redeemable noncontrolling interest	40,344	52,516	(12,172)
Total fee income	70,146	90,872	(20,726)

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which the Company is a party, recorded through underwriting income as a reduction to operating expenses or acquisition expenses.
In addition to the $29.8 million of fee income earned through joint ventures, managed funds and certain structured retrocession agreements to which we are a party that is recorded through underwriting income, as detailed above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable.

Six months ended June 30	2021	2020	Change
(in thousands)
Underwriting income	$29,769	$38,293	$(8,524)
Underwriting income - additional fee income on underwriting-related activities	38,506	25,896	12,610
Total fees recorded through underwriting income	68,275	64,189	4,086
Impact of Total fees recorded through underwriting income on the combined ratio	2.9%	3.3%	(0.40)%

The total fees recorded through underwriting income as detailed in the table above, earned by us in the six months ended June 30, 2021 that were recorded as a reduction to operating expenses and acquisition expenses were $64.3 million and $4.0 million, respectively (2020 - $54.8 million, $9.4 million, respectively).
Net Investment Income

Six months ended June 30	2021	2020	Change
(in thousands)
Fixed maturity investments trading	$122,443	$143,281	$(20,838)
Short term investments	1,355	18,141	(16,786)
Equity investments trading	3,117	3,217	(100)
Other investments
Catastrophe bonds	31,149	27,658	3,491
Other	13,140	2,736	10,404
Cash and cash equivalents	261	2,341	(2,080)
	171,465	197,374	(25,909)
Investment expenses	(10,736)	(8,596)	(2,140)
Net investment income	$160,729	$188,778	$(28,049)

Net investment income was $160.7 million in the six months ended June 30, 2021, compared to $188.8 million in the six months ended June 30, 2020, a decrease of $28.0 million. Impacting our net investment income for the six months ended June 30, 2021 were lower yields in our fixed maturity and short term investment portfolios, primarily as a result of general decline in the yields on U.S. treasuries and credit spreads.

Net Realized and Unrealized (Losses) Gains on Investments

Six months ended June 30	2021	2020	Change
(in thousands)
Net realized gains on fixed maturity investments trading	$53,559	$163,336	$(109,777)
Net unrealized (losses) gains on fixed maturity investments trading	(233,003)	177,333	(410,336)
Net realized and unrealized (losses) gains on fixed maturity investments trading	(179,444)	340,669	(520,113)
Net realized and unrealized gains on investments-related derivatives	5,532	57,553	(52,021)
Net realized gains (losses) on equity investments trading	203,298	(14,625)	217,923
Net unrealized (losses) gains on equity investments trading	(205,654)	1,959	(207,613)
Net realized and unrealized losses on equity investments trading	(2,356)	(12,666)	10,310
Net realized and unrealized losses on other investments - catastrophe bonds	(19,081)	(9,900)	(9,181)
Net realized and unrealized gains (losses) on other investments - other	40,804	(37,973)	78,777
Net realized and unrealized (losses) gains on investments	$(154,545)	$337,683	$(492,228)

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
Net realized and unrealized losses on investments were $154.5 million in the six months ended June 30, 2021, compared to net realized and unrealized gains of $337.7 million in the six months ended June 30, 2020, a decrease of $492.2 million. Principally impacting our net realized and unrealized losses on investments in the six months ended June 30, 2021 were:
•net realized and unrealized losses on our fixed maturity investments trading of $179.4 million compared to net realized and unrealized gains of $340.7 million in the six months ended June 30, 2020, a decrease of $520.1 million, principally driven by rising yields on longer duration U.S. treasuries during the six months ended June 30, 2021 as compared to the prior period;
•net realized and unrealized gains on our other investments of $40.8 million compared to net realized and unrealized losses of $38.0 million in the six months ended June 30, 2020, an improvement of $78.8 million, principally driven by fair value appreciation of underlying investments which favorably impacted our portfolio of fund investments; and
•net realized and unrealized gains on investments-related derivatives of $5.5 million compared to $57.6 million in the six months ended June 30, 2020, a decrease of $52.0 million, principally driven by realized and unrealized gains on our interest rate futures for the six months ended June 30, 2020, which were favorably impacted by declining interest rates from the recovery in financial markets following the COVID-19 pandemic.

Net Foreign Exchange Losses

Six months ended June 30	2021	2020	Change
(in thousands)
Net foreign exchange losses	$(19,554)	$(12,923)	$(6,631)

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
Equity in Earnings of Other Ventures

Six months ended June 30	2021	2020	Change
(in thousands)
Tower Hill Companies	$(4,903)	$5,313	$(10,216)
Top Layer Re	4,584	4,916	(332)
Other	3,493	3,376	117
Total equity in earnings of other ventures	$3,174	$13,605	$(10,431)

Earnings from our investments in other ventures was $3.2 million in the six months ended June 30, 2021, compared to earnings of $13.6 million in the six months ended June 30, 2020, a decrease of $10.4 million, principally driven by reduced profitability of our equity investments in the group of Tower Hill affiliated companies (the “Tower Hill Companies”), primarily as a result of underwriting losses during the six months ended June 30, 2021.
Other Income (Loss)

Six months ended June 30	2021	2020	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$2,246	$(6,639)	8,885
Other	511	1,002	(491)
Total other income (loss)	$2,757	$(5,637)	$8,394

In the six months ended June 30, 2021, we generated other income of $2.8 million, compared to other losses of $5.6 million in the six months ended June 30, 2020, an increase of $8.4 million, driven by gains on our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Six months ended June 30	2021	2020	Change
(in thousands)
Corporate expenses	$20,530	$27,889	$(7,359)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs associated with the acquisition of TMR in 2020.

Corporate expenses decreased $7.4 million to $20.5 million, in the six months ended June 30, 2021, compared to $27.9 million in the six months ended June 30, 2020. The decrease of $7.4 million was primarily due to certain TMR-related integration and compensation related costs that were incurred in the six months ended June 30, 2020.
Income Tax Benefit (Expense)

Six months ended June 30	2021	2020	Change
(in thousands)
Income tax benefit (expense)	$5,654	$(21,029)	$26,683

In the six months ended June 30, 2021, we recognized an income tax benefit of $5.7 million, compared to income tax expense of $21.0 million in the six months ended June 30, 2020. The income tax benefit in the six months ended June 30, 2021 was principally driven by unrealized investment losses in the Company’s U.S. based operations while the income tax expense in the prior comparative period was principally driven by unrealized investment gains in the Company’s U.S. based operations.
Net Income Attributable to Redeemable Noncontrolling Interests

Six months ended June 30	2021	2020	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$44,332	$173,280	$(128,948)
Redeemable noncontrolling interest - Medici	(1,454)	8,473	$(9,927)
Redeemable noncontrolling interest - Vermeer	23,816	35,066	$(11,250)
Net income attributable to redeemable noncontrolling interests	$66,694	$216,819	$(150,125)

Our net income attributable to redeemable noncontrolling interests was $66.7 million, a decrease of $150.1 million compared to the six months ended June 30, 2020. The decrease was primarily driven by losses in DaVinci and Vermeer as a result of Winter Storm Uri, as well as investment losses, and a decrease in Medici net income due to foreign exchange losses that were primarily attributable to noncontrolling interests during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2021. Certain of our subsidiaries and branches are required to file financial condition reports (“FCRs”) with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020.

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
We attempt to structure our organization in a way that facilitates efficient capital movements between RenaissanceRe and our operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations. For example, our internal investment structures and cash pooling arrangements among the Company and certain of our subsidiaries help to efficiently facilitate capital and liquidity movements.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may contribute capital to its subsidiaries. For example, during 2019, RenaissanceRe contributed capital to RenaissanceRe Specialty Holdings (UK) Limited to fund the acquisition of TMR and made a capital contribution to Renaissance Reinsurance to increase its shareholders’ equity, consistent with past practice following a significant acquisition and to support growth in premiums, and in 2020, RenaissanceRe contributed capital to RREAG to support additional growth in our European business, and in 2021 we contributed capital to RenaissanceRe Specialty U.S. Ltd. to support additional underwriting activities. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. In certain instances, we are required to make capital contributions to our subsidiaries, for example, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
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
Credit Facilities
In addition, we, and certain of our subsidiaries, joint ventures and managed funds, maintain credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At June 30, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	386,571
Unsecured	379,343
Funds at Lloyd’s Letter of Credit Facility	225,000
$990,914

(1)     At June 30, 2021, no amounts were issued or drawn under this facility.
There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2020.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At June 30, 2021, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £686.1 million (December 31, 2020 - £696.2 million). Actual FAL posted for Syndicate 1458 at June 30, 2021 by RenaissanceRe Corporate Capital (UK) Limited was $936.3 million (December 31, 2020 - $874.2 million), supported by a $225.0 million letter of credit and a $711.3 million deposit of cash and fixed maturity securities (December 31, 2020 - $225.0 million and $649.2 million, respectively).
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at June 30, 2021 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $273.5 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $1.3 billion and $289.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $667.6 million and $228.1 million, respectively, at June 30, 2021 (December 31, 2020 - $878.2 million and $270.5 million, respectively).

Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at June 30, 2021 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $123.4 million and $135.8 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $74.4 million and $90.1 million, respectively), compared to the minimum amount required under U.S. state regulations of $115.5 million and $125.5 million, respectively (December 31, 2020 - $70.0 million and $86.5 million, respectively). RREAG established a multi-beneficiary reduced collateral reinsurance trust effective January 1, 2021 and the assets held under trust at June 30, 2021 totaled $85.5 million, compared to the minimum amount required under U.S. state regulations of $79.4 million.
Cash Flows

Six months ended June 30	2021	2020
(in thousands)
Net cash provided by operating activities	$335,169	$856,965
Net cash provided by (used in) investing activities	118,387	(1,727,562)
Net cash (used in) provided by financing activities	(399,693)	677,560
Effect of exchange rate changes on foreign currency cash	(920)	(187)
Net increase (decrease) in cash and cash equivalents	52,943	(193,224)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,789,756	$1,185,844

2021
During the six months ended June 30, 2021, our cash and cash equivalents increased by $52.9 million, to $1.8 billion at June 30, 2021, compared to $1.7 billion at December 31, 2020.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2021 were $335.2 million, compared to $857.0 million during the six months ended June 30, 2020. Cash flows provided by operating activities during the six months ended June 30, 2021 were primarily the result of certain adjustments to reconcile our net income of $247.2 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.5 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reinsurance balances payable of $1.0 billion principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares;
•an increase in reserve for claims and claim expenses of $563.6 million primarily resulting from net claims and claim expenses associated with Winter Storm Uri; partially offset by
•an increase in premiums receivable of $1.6 billion due to the timing of receipts and increase in our gross premiums written;
•an increase of $537.5 million in our prepaid reinsurance premiums due to an increase in ceded premiums written; and
•a decrease in other operating cash flows of $529.4 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2021, which were recorded in other liabilities at December 31, 2020. During the six months ended June 30, 2021, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the six months ended June 30, 2021. See “Note 9.

Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows provided by investing activities. During the six months ended June 30, 2021, our cash flows provided by investing activities were $118.4 million, principally reflecting cash flow from net sales of short term investments and equity investments trading of $624.8 million and $123.2 million, respectively, partially offset by net purchases of fixed maturity investments trading and other investments of $330.4 million and $286.5 million, respectively. The net purchase of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the six months ended June 30, 2021, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows used in financing activities. Our cash flows used in financing activities in the six months ended June 30, 2021 were $399.7 million, and were principally the result of:
•the repurchase of 3.0 million of our common shares in open market transactions at an aggregate cost of $480.7 million and an average price of $159.18 per common share;
•dividends paid on our common and preference shares of $35.0 million and $14.6 million, respectively; and partially offset by
•net inflows of $140.4 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci.
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

Cash flows used in investing activities. During the six months ended June 30, 2020, our cash flows used in investing activities were $1.7 billion, principally reflecting net purchases of short term investments, fixed maturity investments trading, other investments and equity investments trading of $990.6 million, $609.1 million, $90.0 million and $45.0 million, respectively. The net purchase of short term investments was primarily associated with capital received from investors in Upsilon RFO during the six months ended June 30, 2020, whereas the net purchase of fixed maturity investments trading and equity investments trading was primarily funded by cash flows provided by operating activities and as described below, the issuance of RenaissanceRe common shares during the second quarter of 2020. The net purchase of other investments during the six months ended June 30, 2020, was primarily driven by an increased allocation to catastrophe bonds.
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
•net inflows of $79.3 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and Vermeer; partially offset by
•the repayment in full at maturity the aggregate principal amount of $250.0 million, plus applicable accrued interest, of our 5.75% Senior Notes due 2020 of RenRe North America Holdings Inc. and RenaissanceRe Finance, Inc. (“RenaissanceRe Finance”);
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

Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At June 30, 2021	At December 31, 2020	Change
(in thousands)
Common shareholders’ equity	$6,692,606	$7,035,248	$(342,642)
Preference shares	525,000	525,000	—
Total shareholders’ equity attributable to RenaissanceRe	7,217,606	7,560,248	(342,642)
3.600% Senior Notes due 2029	392,846	392,391	455
3.450% Senior Notes due 2027	297,033	296,787	246
3.700% Senior Notes due 2025	298,612	298,428	184
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,813	148,659	154
Total debt	$1,137,304	$1,136,265	$1,039
Total shareholders’ equity attributable to RenaissanceRe and debt	$8,354,910	$8,696,513	$(341,603)

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
During the six months ended June 30, 2021, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $0.3 billion, to $8.4 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $0.3 billion during the six months ended June 30, 2021 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $179.0 million; offset by
•the repurchase of 3.0 million common shares in open market transactions at an aggregate cost of $480.7 million and an average price of $159.18 per common share; and
•$35.0 million and $14.6 million of dividends on our common and preference shares, respectively.
Our debt increased $1.0 million during the six months ended June 30, 2021.
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

Investments
The table below shows our invested assets:

	June 30, 2021		December 31, 2020		Change
(in thousands, except percentages)
U.S. treasuries	$6,327,895	31.5%	$4,960,409	24.1%	$1,367,486
Agencies	325,051	1.6%	368,032	1.8%	(42,981)
Non-U.S. government	508,320	2.5%	491,531	2.4%	16,789
Non-U.S. government-backed corporate	396,966	2.0%	338,014	1.6%	58,952
Corporate	3,387,433	16.9%	4,261,025	20.7%	(873,592)
Agency mortgage-backed	703,757	3.5%	1,113,792	5.4%	(410,035)
Non-agency mortgage-backed	260,432	1.3%	291,444	1.4%	(31,012)
Commercial mortgage-backed	588,262	2.9%	791,272	3.8%	(203,010)
Asset-backed	920,273	4.6%	890,984	4.3%	29,289
Total fixed maturity investments, at fair value	13,418,389	66.8%	13,506,503	65.5%	(88,114)
Short term investments, at fair value	4,392,652	21.9%	4,993,735	24.3%	(601,083)
Equity investments trading, at fair value	577,090	2.9%	702,617	3.4%	(125,527)
Other investments, at fair value	1,585,036	8.0%	1,256,948	6.2%	328,088
Total managed investment portfolio	19,973,167	99.6%	20,459,803	99.4%	(486,636)
Investments in other ventures, under equity method	91,938	0.4%	98,373	0.6%	(6,435)
Total investments	$20,065,105	100.0%	$20,558,176	100.0%	$(493,071)

At June 30, 2021, we held investments totaling $20.1 billion, compared to $20.6 billion at December 31, 2020. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.
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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2021	December 31, 2020	Change
(in thousands)
Catastrophe bonds	$1,026,397	$881,290	$145,107
Private equity investments	81,344	79,807	1,537
Fund investments	477,295	295,851	181,444
Total other investments	$1,585,036	$1,256,948	$328,088

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
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods, where necessary. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net realized and unrealized gains on investments for the six months ended June 30, 2021 is income of $7.0 million (2020 - loss of $2.4 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, fund investments and investments in other ventures of $2.2 billion, of which $955.7 million has been contributed at June 30, 2021. Our remaining commitments to these investments at June 30, 2021 totaled $1.2 billion. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures as of July 19, 2021 are presented below.

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
As of July 19, 2021, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2020.
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
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of the Company’s outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in the Company’s Form 10-K for the year ended December 31, 2020 and “Note 7. Debt and Credit Facilities” included herein.
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
Summarized Balance Sheets

(in thousands)	June 30, 2021	December 31, 2020
Assets
Receivables due from non-obligor subsidiaries	$6,632	$11,662
Other current assets	174,528	251,415
Total current assets	$181,160	$263,077

Goodwill and other intangibles	$110,185	$112,110
Loan receivable from non-obligor subsidiaries	922,122	841,450
Other noncurrent assets	2,362,981	2,963,307
Total noncurrent assets	$3,395,288	$3,916,867

Liabilities
Payables due to non-obligor subsidiaries	$8,401	$10,281
Other current liabilities	20,917	25,645
Total current liabilities	$29,318	$35,926

Loan payable to non-obligor subsidiaries	$201,373	$201,062
Other noncurrent liabilities	1,093,388	1,093,711
Total noncurrent liabilities	$1,294,761	$1,294,773

Summarized Statement of Operations

(in thousands)	Six months ended June 30, 2021
Revenues
Intercompany revenue with non-obligor subsidiaries	$101,623
Other revenue	3,079
Total revenues	104,702
Expenses
Intercompany expense with non-obligor subsidiaries	20,907
Other expense	28,325
Total expenses	49,232
Income tax benefit	1,664
Net loss	57,134
Dividends on RenaissanceRe preference shares	(14,578)
Net loss attributable to Obligor Group	$42,556

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
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At June 30, 2021, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2020. We consider these contractual obligations when assessing our liquidity requirements. As of June 30, 2021, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2020.
CURRENT OUTLOOK
General Economic Conditions
In 2021, we have continued to grow gross written premiums across both of our segments, and have broadened our access to risk, writing more lines of business on more platforms. The April 1 and June 1 renewal cycles were active and proceeded largely as anticipated. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. This has afforded us significant flexibility to react when the world changes.
We have also been actively managing capital in 2021, after fully deploying the $1.1 billion of capital raised in our June 2020 equity offerings into our underwriting portfolio. We returned excess capital to shareholders by repurchasing shares at attractive prices and reducing our cost of capital by announcing the redemption of our more expensive Series E Preference Shares and replacing them with a new issuance of less expensive Series G Preference Shares. Having the right capital at the right time has allowed us to pivot quickly and take advantage of opportunities as they arise.
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
We continue to closely monitor recent tax reform proposals and announcements. Tax law changes globally, and in the jurisdictions where we operate, could increase tax burdens on companies operating in such jurisdictions, or operating multilaterally, or which transact in or with respect to such jurisdictions. At this time, we cannot anticipate or estimate the costs to us of any such future initiatives, but believe that the flexible global operating model that we have utilized will continue to prove resilient.
Reinsurance Market Trends and Developments
We believe that market conditions have created significant opportunities to source attractive risk in the lines of business that we write, and that we believe will result in superior returns for our shareholders. In the second quarter of 2021 we grew gross premiums written in areas where we saw the most opportunities for growth, notably, in our Casualty and Specialty segment and other property class of business. These areas of our business are particularly attractive at this time due to above trend rate increases, our strong risk selection capabilities and our long-standing customer relationships which provide us with superior access to these lines of business.
We believe that we are uniquely positioned to write a variety of risks, leveraging the enhancements we made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. We plan to continue to seek to take advantage of additional opportunities throughout the year and believe that strategic decisions that we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
Property. We continued to grow in catastrophe-exposed U.S. property excess and surplus lines in the other property class of business. We continue to carefully monitor ongoing, adverse trends in the Florida market with respect to claims practices, litigation risks, and exposure growth, and have continued to reduce our exposure to risks and accounts exposed to these trends. However, while we have moved away from some programs in Florida, Southeast U.S. wind risk remains a primary risk in our portfolio as we have moved towards more regional and nationwide programs and accessed this risk through the other property class of business.
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
COVID-19 Pandemic
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

See the “Risk Factors” section in our Form 10-K and our prospectus supplement filed with the SEC on July 9, 2021 for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2020, during the six months ended June 30, 2021. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2020.
ITEM 1A.        RISK FACTORS
Except as previously reported in the “Risk Factors” section of our prospectus supplement filed with the SEC on July 9, 2021, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2020.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 7, 2021, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the second quarter of 2021, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
April 1 - 30, 2021	430,145	$167.56	—	$—	430,145	$167.56	294,991
May 1 - 31, 2021 (1)	1,172,485	$158.70	396	$157.13	1,172,089	$158.70	351,406
June 1 - 30, 2021	341,025	$149.34	—	$—	341,025	$149.34	300,477
Total	1,943,655	$159.01	396	$157.13	1,943,259	$159.01	$300,477

(1)On May 7, 2021, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million.
During the six months ended June 30, 2021, pursuant to our publicly announced share repurchase program, we repurchased 3.0 million common shares in open market transactions at an aggregate cost of $480.7 million and an average price of $159.18 per common share. At June 30, 2021, $300.5 million remained available for repurchase under the share repurchase program. Subsequent to June 30, 2021 and through the period ended July 19, 2021, we repurchased 920 thousand common shares at an aggregate cost of $137.5 million and an average price of $149.57 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

4.1	Form of Share Certificate Evidencing the 4.20% Series G Preference Shares. (1)
4.2	Certificate of Designation, Preferences and Rights of 4.20% Series G Preference Shares. (1)
4.3	Deposit Agreement, dated July 12, 2021, among RenaissanceRe Holdings Ltd., Computershare, Inc. and Computershare Trust Company, N.A.(1)
4.4	Form of Depositary Receipt. (1)
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).

(1)    Incorporated by reference to the Registration Statement on Form 8-A of RenaissanceRe Holdings Ltd. dated July 12, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: July 23, 2021    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 23, 2021    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)