Form 10-Q
period 2021-09-30
RENAISSANCERE HOLDINGS LTD
filed 2021-10-26
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value US $1.00 per share, outstanding at October 21, 2021 was 46,019,882.

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
•the highly competitive nature of our industry, resulting in consolidation of competitors, customers and insurance and reinsurance brokers, and our reliance on a small and decreasing number of brokers;
•our ability to maintain our financial strength ratings;
•the effect of emerging claims and coverage issues;
•collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms;
•the uncertainty of the continuing and future impact of the COVID-19 pandemic, including measures taken in response thereto and the effect of legislative, regulatory and judicial influences on our potential reinsurance, insurance and investment exposures, or other effects that it may have;
•our exposure to credit loss from counterparties;
•the effect of continued challenging economic conditions throughout the world;
•the performance of our investment portfolio and financial market volatility;
•a contention by the United States (the “U.S.”) Internal Revenue Service that any of our Bermuda subsidiaries are subject to taxation in the U.S.;
•the effects of U.S. tax reform legislation, Organisation for Economic Co-operation and Development (“OECD”) or European Union measures and possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;
•the effect of cybersecurity risks, including technology breaches or failure;
•the effects of inflation;

•our ability to successfully implement our business strategies and initiatives, and the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;
•our ability to attract and retain key executives and employees;
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
•our ability to comply with applicable sanctions and foreign corrupt practices laws; and
•our need to make many estimates and judgments in the preparation of our financial statements.
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,785,873 at September 30, 2021 (December 31, 2020 – $13,155,035)	$13,839,248	$13,506,503
Short term investments, at fair value	4,667,273	4,993,735
Equity investments trading, at fair value	527,839	702,617
Other investments, at fair value	1,738,737	1,256,948
Investments in other ventures, under equity method	93,344	98,373
Total investments	20,866,441	20,558,176
Cash and cash equivalents	1,440,734	1,736,813
Premiums receivable	4,141,899	2,894,631
Prepaid reinsurance premiums	1,137,556	823,582
Reinsurance recoverable	4,192,758	2,926,010
Accrued investment income	55,620	66,743
Deferred acquisition costs and value of business acquired	893,265	633,521
Receivable for investments sold	322,553	568,293
Other assets	240,491	363,170
Goodwill and other intangible assets	245,015	249,641
Total assets	$33,536,332	$30,820,580
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$13,233,244	$10,381,138
Unearned premiums	4,039,546	2,763,599
Debt	1,137,829	1,136,265
Reinsurance balances payable	3,964,137	3,488,352
Payable for investments purchased	718,099	1,132,538
Other liabilities	235,665	970,121
Total liabilities	23,328,520	19,872,013
Commitments and contingencies
Redeemable noncontrolling interests	3,458,298	3,388,319
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at September 30, 2021 (December 31, 2020 – 11,010,000)	750,000	525,000
Common shares: $1.00 par value – 46,540,248 shares issued and outstanding at September 30, 2021 (December 31, 2020 – 50,810,618)	46,540	50,811
Additional paid-in capital	927,862	1,623,206
Accumulated other comprehensive loss	(12,709)	(12,642)
Retained earnings	5,037,821	5,373,873
Total shareholders’ equity attributable to RenaissanceRe	6,749,514	7,560,248
Total liabilities, noncontrolling interests and shareholders’ equity	$33,536,332	$30,820,580

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2021 and 2020
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues
Gross premiums written	$1,774,180	$1,143,058	$6,520,780	$4,870,651
Net premiums written	$1,486,440	$899,411	$4,822,815	$3,350,022
Decrease (increase) in unearned premiums	19,825	100,772	(969,924)	(426,645)
Net premiums earned	1,506,265	1,000,183	3,852,891	2,923,377
Net investment income	78,267	83,543	238,996	272,321
Net foreign exchange (losses) gains	(4,755)	17,426	(24,309)	4,503
Equity in earnings of other ventures	5,305	5,457	8,479	19,062
Other income (loss)	1,692	1,476	4,449	(4,161)
Net realized and unrealized (losses) gains on investments	(42,071)	224,208	(196,616)	561,891
Total revenues	1,544,703	1,332,293	3,883,890	3,776,993
Expenses
Net claims and claim expenses incurred	1,798,045	942,030	3,185,117	2,023,256
Acquisition expenses	328,048	215,180	880,872	659,394
Operational expenses	58,997	49,045	172,511	165,583
Corporate expenses	10,196	48,050	30,726	75,939
Interest expense	11,919	11,843	35,664	38,612
Total expenses	2,207,205	1,266,148	4,304,890	2,962,784
(Loss) income before taxes	(662,502)	66,145	(421,000)	814,209
Income tax benefit (expense)	23,630	8,244	29,284	(12,785)
Net (loss) income	(638,872)	74,389	(391,716)	801,424
Net loss (income) attributable to redeemable noncontrolling interests	198,495	(19,301)	131,801	(236,120)
Net (loss) income attributable to RenaissanceRe	(440,377)	55,088	(259,915)	565,304
Dividends on preference shares	(9,845)	(7,289)	(24,423)	(23,634)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(450,222)	$47,799	$(284,338)	$541,670
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(9.75)	$0.94	$(5.94)	$11.60
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(9.75)	$0.94	$(5.94)	$11.58
Dividends per common share	$0.36	$0.35	$1.08	$1.05

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
For the three and nine months ended September 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Comprehensive (loss) income
Net (loss) income	$(638,872)	$74,389	$(391,716)	$801,424
Change in net unrealized gains (losses) on investments, net of tax	6	2,186	(2,827)	41
Foreign currency translation adjustments, net of tax	1,346	(1,203)	2,760	(185)
Comprehensive (loss) income	(637,520)	75,372	(391,783)	801,280
Net loss (income) attributable to redeemable noncontrolling interests	198,495	(19,301)	131,801	(236,120)
Comprehensive loss (income) attributable to redeemable noncontrolling interests	198,495	(19,301)	131,801	(236,120)
Comprehensive (loss) income attributable to RenaissanceRe	$(439,025)	$56,071	$(259,982)	$565,160

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Preference shares
Beginning balance	$525,000	$525,000	$525,000	$650,000
Issuance of shares	500,000	—	500,000	—
Repurchase of shares	(275,000)	—	(275,000)	(125,000)
Ending balance	750,000	525,000	750,000	525,000
Common shares
Beginning balance	48,026	50,811	50,811	44,148
Issuance of shares	—	—	—	6,777
Repurchase of shares	(1,483)	—	(4,503)	(406)
Issuance of restricted stock awards	(3)	(1)	232	291
Ending balance	46,540	50,810	46,540	50,810
Additional paid-in capital
Beginning balance	1,153,881	1,602,738	1,623,206	568,277
Issuance of shares	—	(42)	—	1,088,730
Repurchase of shares	(222,322)	—	(699,962)	(62,215)
Offering expenses	(11,111)	—	(11,111)	—
Change in redeemable noncontrolling interests	(3,662)	—	(6,352)	(353)
Issuance of restricted stock awards	11,076	12,632	22,081	20,889
Ending balance	927,862	1,615,328	927,862	1,615,328
Accumulated other comprehensive loss
Beginning balance	(14,061)	(3,066)	(12,642)	(1,939)
Change in net unrealized gains (losses) on investments, net of tax	6	2,186	(2,827)	41
Foreign currency translation adjustments, net of tax	1,346	(1,203)	2,760	(185)
Ending balance	(12,709)	(2,083)	(12,709)	(2,083)
Retained earnings
Beginning balance	5,504,760	5,171,689	5,373,873	4,710,881
Net (loss) income	(638,872)	74,389	(391,716)	801,424
Net loss (income) attributable to redeemable noncontrolling interests	198,495	(19,301)	131,801	(236,120)
Dividends on common shares	(16,717)	(17,722)	(51,714)	(50,785)
Dividends on preference shares	(9,845)	(7,289)	(24,423)	(23,634)
Ending balance	5,037,821	5,201,766	5,037,821	5,201,766
Total shareholders’ equity	$6,749,514	$7,390,821	$6,749,514	$7,390,821

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2021 and 2020
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows provided by operating activities
Net (loss) income	$(391,716)	$801,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Amortization, accretion and depreciation	(16,420)	(1,922)
Equity in undistributed losses (earnings) of other ventures	13,800	(907)
Net realized and unrealized losses (gains) on investments	200,092	(561,891)
Loss on sale of RenaissanceRe UK	—	30,242
Change in:
Premiums receivable	(1,247,268)	(736,070)
Prepaid reinsurance premiums	(313,974)	(314,489)
Reinsurance recoverable	(1,266,748)	(96,159)
Deferred acquisition costs and value of business acquired	(259,744)	(33,383)
Reserve for claims and claim expenses	2,852,106	675,092
Unearned premiums	1,275,947	745,506
Reinsurance balances payable	475,785	1,089,733
Other	(519,980)	(267,397)
Net cash provided by operating activities	801,880	1,329,779
Cash flows used in investing activities
Proceeds from sales and maturities of fixed maturity investments trading	12,222,225	11,564,999
Purchases of fixed maturity investments trading	(12,957,889)	(13,114,732)
Net sales of equity investments trading	150,755	1,842
Net sales (purchases) of short term investments	363,895	(549,218)
Net purchases of other investments	(421,318)	(101,302)
Net purchases of investments in other ventures	(20,908)	(2,407)
Return of investment from investment in other ventures	8,345	9,255
Net proceeds from sale of RenaissanceRe UK	—	136,744
Net cash used in investing activities	(654,895)	(2,054,819)
Cash flows (used in) provided by financing activities
Dividends paid – RenaissanceRe common shares	(51,714)	(50,785)
Dividends paid – preference shares	(24,423)	(23,634)
RenaissanceRe common share issuance, net of expenses	—	1,095,507
RenaissanceRe common share repurchases	(704,465)	(62,621)
Repayment of debt	—	(250,000)
Redemption of 6.08% Series C preference shares	—	(125,000)
Redemption of 5.375% Series E preference shares	(275,000)	—
Issuance of preference shares, net of expenses	488,889	—
Net third-party redeemable noncontrolling interest share transactions	128,839	59,104
Taxes paid on withholding shares	(9,945)	(10,264)
Net cash (used in) provided by financing activities	(447,819)	632,307
Effect of exchange rate changes on foreign currency cash	4,755	1,043
Net decrease in cash and cash equivalents	(296,079)	(91,690)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,440,734	$1,287,378

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2020. RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly-owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
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
•RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is the Company’s Lloyd’s syndicate. RenaissanceRe Corporate Capital (UK) Limited, a wholly-owned subsidiary of RenaissanceRe, is Syndicate 1458’s sole corporate member. RenaissanceRe Syndicate Management Ltd., a wholly-owned subsidiary of RenaissanceRe, is the managing agent for Syndicate 1458.
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
•Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly-owned subsidiary of RenaissanceRe, acts as exclusive underwriting manager for certain of our joint ventures or managed funds in return for fee-based income and profit participation.
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

•Upsilon RFO Re Ltd. (“Upsilon RFO”), a Bermuda domiciled collateralized insurer, is a managed fund formed by the Company principally to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market.
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
•Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled special purpose insurer (“SPI”), provides reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes.
•Fibonacci Reinsurance Ltd. (“Fibonacci Re”), a Bermuda-domiciled SPI, provides collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
Simplifying the Accounting for Income Taxes
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other things, ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intraperiod tax allocation and calculating income taxes in interim periods. ASU 2019-12 also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Accordingly, the Company adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated statements of operations and financial position.
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2021	December 31, 2020
U.S. treasuries	$6,730,967	$4,960,409
Agencies	297,057	368,032
Non-U.S. government	495,243	491,531
Non-U.S. government-backed corporate	409,322	338,014
Corporate	3,346,556	4,261,025
Agency mortgage-backed	754,118	1,113,792
Non-agency mortgage-backed	243,654	291,444
Commercial mortgage-backed	621,153	791,272
Asset-backed	941,178	890,984
Total fixed maturity investments trading	$13,839,248	$13,506,503

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2021	Amortized Cost	Fair Value
Due in less than one year	$386,699	$388,647
Due after one through five years	6,501,760	6,540,886
Due after five through ten years	4,012,242	4,003,465
Due after ten years	342,378	346,146
Mortgage-backed	1,603,160	1,618,926
Asset-backed	939,634	941,178
Total	$13,785,873	$13,839,248

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2021	December 31, 2020
Financials	$153,661	$452,765
Communications and technology	92,993	119,592
Consumer	58,241	44,477
Industrial, utilities and energy	32,231	43,380
Healthcare	32,899	35,140
Basic materials	5,821	7,263
Exchange traded funds	151,993	—
Total	$527,839	$702,617

Pledged Investments
At September 30, 2021, $8.6 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2020 - $8.1 billion). Of this amount, $2.0 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2020 - $2.5 billion).
Reverse Repurchase Agreements
At September 30, 2021, the Company held $34.6 million (December 31, 2020 - $126.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed maturity investments	$56,825	$68,022	$179,268	$211,303
Short term investments	514	1,611	1,869	19,752
Equity investments	1,823	1,559	4,940	4,776
Other investments
Catastrophe bonds	17,184	13,626	48,333	41,284
Other	7,571	2,598	20,711	5,334
Cash and cash equivalents	(38)	441	223	2,782
	83,879	87,857	255,344	285,231
Investment expenses	(5,612)	(4,314)	(16,348)	(12,910)
Net investment income	$78,267	$83,543	$238,996	$272,321

Net Realized and Unrealized (Losses) Gains on Investments
Net realized and unrealized (losses) gains on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net realized gains on fixed maturity investments trading	$27,501	$55,665	$81,060	$219,001
Net unrealized (losses) gains on fixed maturity investments trading	(56,869)	16,316	(289,872)	193,649
Net realized and unrealized (losses) gains on fixed maturity investments trading	(29,368)	71,981	(208,812)	412,650
Net realized and unrealized (losses) gains on investments-related derivatives	(2,056)	2,033	3,476	59,586
Net realized gains on equity investments trading	52,604	16,624	255,902	1,999
Net unrealized (losses) gains on equity investments trading	(74,284)	107,332	(279,938)	109,291
Net realized and unrealized (losses) gains on equity investments trading	(21,680)	123,956	(24,036)	111,290
Net realized and unrealized (losses) gains on other investments - catastrophe bonds	(5,994)	12,611	(25,075)	2,711
Net realized and unrealized gains (losses) on other investments - other	17,027	13,627	57,831	(24,346)
Net realized and unrealized (losses) gains on investments	$(42,071)	$224,208	$(196,616)	$561,891

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$6,730,967	$6,730,967	$—	$—
Agencies	297,057	—	297,057	—
Non-U.S. government	495,243	—	495,243	—
Non-U.S. government-backed corporate	409,322	—	409,322	—
Corporate	3,346,556	—	3,346,556	—
Agency mortgage-backed	754,118	—	754,118	—
Non-agency mortgage-backed	243,654	—	243,654	—
Commercial mortgage-backed	621,153	—	621,153	—
Asset-backed	941,178	—	941,178	—
Total fixed maturity investments	13,839,248	6,730,967	7,108,281	—
Short term investments	4,667,273	—	4,667,273	—
Equity investments trading	527,839	527,839	—	—
Other investments
Catastrophe bonds	1,037,640	—	1,037,640	—
Private equity investments	84,587	—	—	84,587
	1,122,227	—	1,037,640	84,587
Fund investments (1)	616,510
Total other investments	1,738,737	—	1,037,640	84,587
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(5,521)	—	—	(5,521)
Derivative assets (3)	14,717	1,156	13,561	—
Derivative liabilities (3)	(25,204)	(446)	(24,758)	—
Total other assets and (liabilities)	(16,008)	710	(11,197)	(5,521)
	$20,757,089	$7,259,516	$12,801,997	$79,066

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
(2)    Included in assumed and ceded (re)insurance contracts at September 30, 2021 was $7.4 million of other assets and $13.0 million of other liabilities.
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
(2)    Included in assumed and ceded (re)insurance contracts at December 31, 2020 was $9.0 million of other assets and $15.2 million of other liabilities.
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
U.S. Treasuries
Level 1 - At September 30, 2021, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 0.8% and a weighted average credit quality of AA (December 31, 2020 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At September 30, 2021, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 1.0% and a weighted average credit quality of AA (December 31, 2020 - 0.9% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2021, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 0.9% and a weighted average credit quality of AA (December 31, 2020 - 0.5% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At September 30, 2021, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AA

(December 31, 2020 - 1.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At September 30, 2021, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.5% and a weighted average credit quality of BBB (December 31, 2020 - 2.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At September 30, 2021, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.8%, a weighted average credit quality of AA and a weighted average life of 5.2 years (December 31, 2020 - 1.0%, AA and 3.8 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
Non-agency Mortgage-backed
Level 2 - At September 30, 2021, the Company’s non-agency mortgage-backed fixed maturity investments had a weighted average yield to maturity of 2.9%, a weighted average credit quality of non-investment grade and a weighted average life of 5.7 years (December 31, 2020 - 3.0%, non-investment grade and 5.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At September 30, 2021, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AA , and a weighted average life of 4.2 years (December 31, 2020 - 1.5%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At September 30, 2021, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.6%, a weighted average credit quality of AA and a weighted average life of 4.8 years (December 31, 2020 - 1.8%, AA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2021, the Company’s short term investments had a weighted average yield to maturity of 0.0% and a weighted average credit quality of AAA (December 31, 2020 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Private equity investment	$84,587	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	84,587
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(5,521)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,539
			Expected loss ratio	n/a	n/a	16.8%
			Discount rate	n/a	n/a	1.0%
Total other assets and (liabilities)	(5,521)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$79,066

At December 31, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Private equity investment	$79,807	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(6,211)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,514
			Expected loss ratio	n/a	n/a	24.0%
			Discount rate	n/a	n/a	0.4%
Total other assets and (liabilities)	(6,211)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$73,596

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2021	$81,344	$(6,193)	$75,151
Total realized and unrealized gains (losses)
Included in net realized and unrealized (losses) gains on investments	3,252	—	3,252
Included in other income (loss)	—	548	548
Total foreign exchange losses	(9)	—	(9)
Purchases	—	124	124
Sales	—	—	—
Settlements	—	—	—
Balance - September 30, 2021	$84,587	$(5,521)	$79,066

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2021	$79,807	$(6,211)	$73,596
Total realized and unrealized gains (losses)
Included in net realized and unrealized (losses) gains on investments	731	—	731
Included in other income (loss)	—	1,084	1,084
Total foreign exchange losses	(5)	—	(5)
Purchases	5,000	(394)	4,606
Sales	(946)	—	(946)
Settlements	—	—	—
Balance - September 30, 2021	$84,587	$(5,521)	$79,066

	Other investments	Other assets and (liabilities)	Total
Balance - July 1, 2020	$71,450	$(6,711)	$64,739
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	4,044	—	4,044
Included in other income (loss)	—	575	575
Total foreign exchange losses	13	—	13
Purchases	—	(472)	(472)
Sales	(548)	—	(548)
Balance - September 30, 2020	$74,959	$(6,608)	$68,351

	Other investments	Other assets and (liabilities)	Total
Balance - January 1, 2020	$74,634	$4,731	$79,365
Total realized and unrealized losses
Included in net realized and unrealized gains on investments	(10,492)	—	(10,492)
Included in other income (loss)	—	(4,035)	(4,035)
Total foreign exchange losses	(8)	—	(8)
Purchases	20,962	(1,565)	19,397
Sales	(10,137)	—	(10,137)
Settlements	—	(5,739)	(5,739)
Balance - September 30, 2020	$74,959	$(6,608)	$68,351

Other Investments
Private Equity Investments
Level 3 - At September 30, 2021, the Company’s other investments included $84.6 million of private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2021, the Company had a $5.5 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

Financial Instruments Disclosed, But Not Carried, at Fair Value
The Company uses various financial instruments in the normal course of its business. The Company’s (re)insurance contracts are excluded from the fair value of financial instruments accounting guidance, unless the Company elects the fair value option, and therefore, are not included in the amounts discussed herein. The carrying values of cash and cash equivalents, accrued investment income, receivables for investments sold, certain other assets, payables for investments purchased, certain other liabilities, and other financial instruments not included herein approximated their fair values.
Debt
Included on the Company’s consolidated balance sheet at September 30, 2021 were debt obligations of $1.1 billion (December 31, 2020 - $1.1 billion). At September 30, 2021, the fair value of the Company’s debt obligations was $1.2 billion (December 31, 2020 – $1.3 billion).
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

	September 30, 2021	December 31, 2020
Other investments	$1,738,737	$1,256,948
Other assets	$7,445	$8,982
Other liabilities	$12,966	$15,193

Included in net realized and unrealized gains (losses) on investments for the three and nine months ended September 30, 2021 were net unrealized gains of $0.9 million and $26.9 million, respectively, related to the changes in fair value of other investments (2020 – net unrealized gains of $26.4 million and losses of $18.1 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity and private credit funds	$592,941	$1,117,710	See below	See below	See below
Senior secured bank loan funds	12,392	7,730	See below	See below	See below
Hedge funds	11,177	—	See below	See below	See below
Total other investments measured using net asset valuations	$616,510	$1,125,440

Private Equity Funds and Private Credit Funds
The Company’s investments in private equity funds and private credit funds include alternative asset limited partnerships (or similar corporate structures) that invest in certain private equity and private credit asset classes including U.S. and global leveraged buyouts, U.S. direct lending, secondaries, mezzanine investments and distressed securities. The Company generally has no right to redeem its interest in any of these fund investments in advance of dissolution of the applicable limited partnerships. Instead, the nature of these investments is that distributions are received by the Company in connection with the liquidation of the underlying assets of the respective fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the respective limited partnership.
Senior Secured Bank Loan Funds
At September 30, 2021, the Company had $12.4 million invested in closed end funds which invest primarily in loans. The Company has no right to redeem its investment in these funds. It is estimated that the majority of the underlying assets in these closed end funds would begin to liquidate over 4 to 5 years from inception of the applicable fund.
Hedge Funds
At September 30, 2021, the Company had $11.2 million of investments in hedge funds that are primarily focused on global credit opportunities which are generally redeemable at the option of the Company.
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Premiums written
Direct	$255,148	$138,208	$739,999	$463,462
Assumed	1,519,032	1,004,850	5,780,781	4,407,189
Ceded	(287,740)	(243,647)	(1,697,965)	(1,520,629)
Net premiums written	$1,486,440	$899,411	$4,822,815	$3,350,022
Premiums earned
Direct	$216,658	$128,621	$567,161	$401,177
Assumed	1,798,229	1,301,871	4,669,877	3,732,961
Ceded	(508,622)	(430,309)	(1,384,147)	(1,210,761)
Net premiums earned	$1,506,265	$1,000,183	$3,852,891	$2,923,377
Claims and claim expenses
Gross claims and claim expenses incurred	$3,063,826	$1,192,132	$4,980,178	$2,587,073
Claims and claim expenses recovered	(1,265,781)	(250,102)	(1,795,061)	(563,817)
Net claims and claim expenses incurred	$1,798,045	$942,030	$3,185,117	$2,023,256

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
At September 30, 2021, the Company’s premiums receivable balance was $4.1 billion (December 31, 2020 - $2.9 billion). Of the Company’s premiums receivable balance as of September 30, 2021, the majority are receivable from highly rated counterparties and Lloyd’s syndicates. The provision for current expected credit losses on the Company’s premiums receivable was $3.7 million at September 30, 2021 (December 31, 2020 - $6.0 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Beginning balance	$3,725	$5,961
Provision for allowance	4	(2,232)
Ending balance	$3,729	$3,729

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.
At September 30, 2021, the Company’s reinsurance recoverable balance was $4.2 billion (December 31, 2020 - $2.9 billion). Of the Company’s reinsurance recoverable balance at September 30, 2021, 47.2% is fully collateralized by our reinsurers, 51.7% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.1% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2020 - 45.2%, 53.4% and 1.4%, respectively). The reinsurers with the three largest balances accounted for 18.5%, 8.8% and 4.4%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2021 (December 31, 2020 - 15.3%, 10.8% and 6.7%, respectively). The provision for current expected credit losses was $7.5 million at September 30, 2021 (December 31, 2020 - $6.3 million). The three largest company-specific components of the provision for current expected credit losses represented 15.3%, 14.4% and 9.5%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2021 (December 31, 2020 - 13.2%, 13.0% and 6.7%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
Beginning balance	$7,024	$6,334
Provision for allowance	494	1,184
Ending balance	$7,518	$7,518

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2021	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,265,040	$1,319,022	$4,005,279	$6,589,341
Casualty and Specialty	1,768,649	151,263	4,723,991	6,643,903
Total	$3,033,689	$1,470,285	$8,729,270	$13,233,244

At December 31, 2020
Property	$1,127,909	$1,617,003	$1,627,541	$4,372,453
Casualty and Specialty	1,651,150	133,843	4,223,692	6,008,685
Total	$2,779,059	$1,750,846	$5,851,233	$10,381,138

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2021	2020
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$7,455,128	$6,593,052
Net incurred related to:
Current year	3,393,828	2,078,639
Prior years	(208,711)	(55,383)
Total net incurred	3,185,117	2,023,256
Net paid related to:
Current year	250,395	191,213
Prior years	1,282,895	1,293,014
Total net paid	1,533,290	1,484,227
Foreign exchange (1)	(66,469)	39,904
Amounts disposed (2)	—	(155,178)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	9,040,486	7,016,807
Reinsurance recoverable as of end of period	4,192,758	2,883,808
Reserve for claims and claim expenses as of end of period	$13,233,244	$9,900,615

(1)    Reflects the impact of the foreign exchange revaluation of the net reserve for claims and claim expenses denominated in non-U.S. dollars as at the balance sheet date.
(2)     Represents the fair value of RenaissanceRe (UK) Limited’s (“RenaissanceRe UK”) reserve for claims and claim expenses, net of reinsurance recoverables, disposed of on August 18, 2020.
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
The following table details the Company’s prior year net development by segment of its liability for unpaid claims and claim expenses:

Nine months ended September 30,	2021	2020
	(Favorable) development	(Favorable) development
Property	$(202,080)	$(31,556)
Casualty and Specialty	(6,631)	(23,827)
Total net (favorable) development of prior accident years net claims and claim expenses	$(208,711)	$(55,383)

Changes to prior year estimated claims reserves decreased the Company’s net loss by $208.7 million during the nine months ended September 30, 2021 (2020 - increased net income by $55.4 million), excluding the consideration of changes in reinstatement, adjustment or other premium items, profit commissions, redeemable noncontrolling interests - DaVinciRe and Vermeer, and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2020 Large Loss Events	$16,939
2019 Large Loss Events	(40,582)
2018 Large Loss Events	(99,337)
2017 Large Loss Events	(38,220)
Other	614
Total large catastrophe events	(160,586)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(41,494)
Total small catastrophe events and attritional loss movements	(41,494)
Total catastrophe and attritional net claims and claim expenses	(202,080)
Total net favorable development of prior accident years net claims and claim expenses	$(202,080)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment for the nine months ended September 30, 2021 of $202.1 million included net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$99.3 million associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the “2018 Large Loss Events”);
•$40.6 million associated with Hurricane Dorian, Typhoon Faxai, Typhoon Hagibis and losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$38.2 million associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”); and partially offset by
•$16.9 million of net adverse development associated with Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts (collectively, the “2020 Large Loss Events”).

Nine months ended September 30,	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(13,435)
2018 Large Loss Events	(12,306)
2017 Large Loss Events	(9,101)
Other	11,265
Total large catastrophe events	(23,577)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(13,424)
Total small catastrophe events and attritional loss movements	(13,424)
Total catastrophe and attritional net claims and claim expenses	(37,001)
Actuarial assumption changes	5,445
Total net favorable development of prior accident years net claims and claim expenses	$(31,556)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2020 of $31.6 million was primarily comprised of net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$13.4 million associated with the 2019 Large Loss Events;
•$12.3 million associated with the 2018 Large Loss Events; and
•$9.1 million associated with the 2017 Large Loss Events.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2021	2020
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(9,612)	$(27,944)
Actuarial assumption changes	2,981	4,117
Total net favorable development of prior accident years net claims and claim expenses	$(6,631)	$(23,827)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $6.6 million in the nine months ended September 30, 2021 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business, partially offset by net adverse development of $3.0 million associated with certain actuarial assumption changes.
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
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$436,712	$393,076	$453,932	$392,391
3.450% Senior Notes due 2027	326,406	297,157	329,661	296,787
3.700% Senior Notes due 2025	309,276	298,705	315,273	298,428
4.750% Senior Notes due 2025 (DaVinciRe) (1)	160,361	148,891	162,203	148,659
Total debt	$1,232,755	$1,137,829	$1,261,069	$1,136,265

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	380,584
Unsecured	361,145
Funds at Lloyd’s Letter of Credit Facility	225,000
$966,729

(1)     At September 30, 2021, no amounts were issued or drawn under this facility.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2021	December 31, 2020
Redeemable noncontrolling interest - DaVinciRe	$1,443,589	$1,560,693
Redeemable noncontrolling interest - Medici	883,925	717,999
Redeemable noncontrolling interest - Vermeer	1,130,784	1,109,627
Redeemable noncontrolling interests	$3,458,298	$3,388,319

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Redeemable noncontrolling interest - DaVinciRe	$(202,362)	$(26,616)	$(158,030)	$146,664
Redeemable noncontrolling interest - Medici	6,526	33,963	5,072	42,436
Redeemable noncontrolling interest - Vermeer	(2,659)	11,954	21,157	47,020
Net (loss) income attributable to redeemable noncontrolling interests	$(198,495)	$19,301	$(131,801)	$236,120

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net (loss) income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 28.7% at September 30, 2021 (December 31, 2020 - 21.4%).
DaVinciRe shareholders are party to a shareholders agreement which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. The repurchase price is generally subject to a true-up for potential development on outstanding loss reserves after settlement of claims relating to the applicable years. Similarly, when shares are sold to DaVinci shareholders, the sale price is based on GAAP book value as of the end of the period preceding the sale and can be subject to a true-up for potential development on outstanding loss reserves.
2021
During the nine months ended September 30, 2021, DaVinciRe completed an equity capital raise of $250.0 million, comprised of $150.9 million from third-party investors and $99.1 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $40.0 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $156.7 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 28.7%.
2020
Effective January 1, 2020, the Company sold an aggregate of $10.0 million of its shares in DaVinciRe to an existing third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 21.4%.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$1,642,656	$1,621,300	$1,560,693	$1,435,581
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(637)	(1)	(157,863)	2,447
Sale of shares to redeemable noncontrolling interests, net of adjustments	3,932	—	198,789	9,991
Net (loss) income attributable to redeemable noncontrolling interest	(202,362)	(26,616)	(158,030)	146,664
Ending balance	$1,443,589	$1,594,683	$1,443,589	$1,594,683

Redeemable Noncontrolling Interest - Medici
RenaissanceRe owns a noncontrolling economic interest in Medici; however, because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in the consolidated financial statements of the Company. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net (loss) income attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici.
2021
During the nine months ended September 30, 2021, third-party investors subscribed for $191.5 million and redeemed $30.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.4% at September 30, 2021.
2020
During the nine months ended September 30, 2020, third-party investors subscribed for $102.9 million and redeemed $80.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.5% at September 30, 2020.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$880,320	$682,118	$717,999	$632,112
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(22,921)	(31,174)	(30,666)	(80,412)
Sale of shares to redeemable noncontrolling interests	20,000	12,092	191,520	102,863
Net income (loss) attributable to redeemable noncontrolling interest	6,526	33,963	5,072	42,436
Ending balance	$883,925	$696,999	$883,925	$696,999

Redeemable Noncontrolling Interest – Vermeer
RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, PFZW, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. Vermeer is managed by RUM in return for a management fee. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statement of operations as net (loss) income attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Beginning balance	$1,133,443	$1,083,681	$1,109,627	$1,003,615
Sale of shares to redeemable noncontrolling interest	—	—	—	45,000
Net (loss) income attributable to redeemable noncontrolling interest	(2,659)	11,954	21,157	47,020
Ending balance	$1,130,784	$1,095,635	$1,130,784	$1,095,635

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
2021
During the nine months ended September 30, 2021, $544.6 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. Also during the nine months ended September 30, 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $419.6 million of capital to its investors, including $45.0 million to the Company. At September 30, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 12.6%.
At September 30, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $4.0 billion and $4.0 billion, respectively (December 31, 2020 - $3.8 billion and $3.8 billion, respectively). Of the total assets and liabilities, a net amount of $0.2 billion is attributable to the Company, and $1.7 billion is attributable to third-party investors.
2020
During the nine months ended September 30, 2020, $802.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $95.4 million to the Company. In addition, during the nine months ended September 30, 2020 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $302.0 million of capital to its investors, including $61.6 million to the Company. At September 30, 2020, the Company’s participation in the risks assumed by Upsilon RFO was 13.9%.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. See “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At September 30, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.2 billion and $95.9 million, respectively (December 31, 2020 - $1.1 billion and $36.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.1 billion at September 30, 2021 (December 31, 2020 - $1.1 billion).
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $39.5 million and $9.9 million, respectively, during the nine months ended September 30, 2021 (2020 - $24.3 million and $6.7 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $22.5 million and $5.6 million, respectively, during the nine months ended September 30, 2021 (2020 - $18.2 million and $5.1 million, respectively).
Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount of $250.0 million. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $250.0 million and $150.0 million. At September 30, 2021, the total assets and total liabilities of Mona Lisa Re were $662.8 million and $662.8 million, respectively (December 31, 2020 - $400.3 million and $400.3 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $6.0 million at September 30, 2021 (December 31, 2020 - $3.7 million).

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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of September 30, 2021 and December 31, 2020, and there was no material impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and September 30, 2020.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2021, the Company has invested $2.3 million in Langhorne Holdings (December 31, 2020 - $2.0 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of September 30, 2021 the Company has invested $0.1 million in Langhorne Partners (December 31, 2020 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Shima Re
Shima Re was acquired on March 22, 2019 in connection with the acquisition of TMR. Shima Re is a Bermuda domiciled Class 3 insurer. Shima Re is registered as a segregated accounts company and provides third-party investors with access to reinsurance risk. The maximum remaining exposure of each segregated account is fully collateralized and is funded by cash or investments as prescribed by the participant thereto. Shima Re no longer writes new business and the last in-force contract written by Shima Re expired on December 31, 2019. The Company ceased providing insurance management services to Shima Re effective December 1, 2020.
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

Norwood Re
Until December 1, 2020, Norwood Re was managed by a subsidiary of RREAG that the Company acquired in the acquisition of TMR. Norwood Re is a Bermuda domiciled SPI registered as a segregated accounts company formed to provide solutions for reinsurance-linked asset investors. Norwood Re is wholly owned by the Norwood Re Purpose Trust. Risks assumed by the segregated accounts of Norwood Re were fronted by, or ceded from, only one cedant - RREAG and/or its insurance affiliates. The obligations of each segregated account are funded through the issuance of non-voting preference shares to third-party investors. The maximum exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto. Norwood Re no longer writes new business, and the last in-force contract written by Norwood Re expired on June 30, 2020. The Company ceased providing management services to Norwood Re effective December 1, 2020.
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
Series G Preference Shares
On July 12, 2021, the Company issued 20,000 shares of its 4.20% Series G Preference Shares, $1.00 par value and liquidation preference $25,000 per share (equivalent to 20,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a 4.20% Series G Preference Share). The total net proceeds from the offering were $488.7 million.
The 4.20% Series G Preference Shares have no stated maturity date and may be redeemed at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share), plus declared and unpaid dividends, at RenaissanceRe’s option on or after July 15, 2026. In certain circumstances, such as a change in tax law or a capital disqualification event, the Company may redeem the 4.20% Series G Preference Shares prior to July 15, 2026 at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share), plus declared and unpaid dividends. In addition, the Company may redeem the 4.20% Series G Preference Shares prior to July 15, 2026 at a redemption price of $26,000 per share (equivalent to $26.00 per Depositary Share), plus declared and unpaid dividends if the Company submits a proposal concerning an amalgamation or submits any proposal for any other matter that requires, as a result of a change in Bermuda law, the approval of the holders of the 4.20% Series G Preference Shares, or at a redemption price of $25,500 per share (equivalent to $25.50 per Depositary Share), plus declared and unpaid dividends, following the occurrence of certain rating agency events. In all cases, the Company may not redeem the Series G Preference Shares prior to July 15, 2026 unless certain redemption requirements are met.

Series C 6.08% Preference Shares Redemption
The Series C 6.08% Preference Shares were redeemed on March 26, 2020 for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series C 6.08% Preference Shares remain outstanding.
Series E 5.375% Preference Shares Redemption
The Series E 5.375% Preference Shares were redeemed on August 11, 2021 for $275.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series E 5.375% Preference Shares remain outstanding.
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.36 per common share, payable to common shareholders of record on March 15, 2021, June 15, 2021 and September 15, 2021, and the Company paid the dividends on March 31, 2021, June 30, 2021 and September 30, 2021, respectively.
The Board of Directors approved the payment of quarterly dividends on each of the Company’s several series of preference shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates.
The amount of the dividend on the 5.750% Series F Preference Shares is an amount per share equal to 5.750% of the liquidation preference per annum (the equivalent to $1,437.50 per 5.750% Series F Preference Share per annum, or $359.375 per 5.750% Series F Preference Share per quarter, or $1.4375 per Depositary Share per annum, or $0.359375 per Depositary Share per quarter). The amount of the dividend on the 4.20% Series G Preference Shares is an amount per share equal to 4.20% of the liquidation preference per annum (the equivalent to $1,050 per 4.20% Series G Preference Share per annum, or $262.50 per 4.20% Series G Preference Share per quarter, or $1.05 per Depositary Share per annum, or $0.2625 per quarter).
The amount of the dividend on the Series C 6.08% Preference Shares was an amount per share equal to 6.08% of the liquidation preference per annum (the equivalent to $1.52 per share per annum, or $0.38 per share per quarter), and was paid prior to the redemption in full of the Series C 6.08% shares on March 26, 2020. The amount of the dividend on the Series E 5.375% Preference Shares was an amount per share equal to 5.375% of the liquidation preference per annum (the equivalent to $1.34375 per share per annum, or $0.3359375 per share per quarter), and was paid prior to the redemption in full of the Series E 5.375% Preference Shares on August 11, 2021.
During the nine months ended September 30, 2021, the Company paid $24.4 million in preference share dividends (2020 - $23.6 million) and $51.7 million in common share dividends (2020 - $50.8 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On July 28, 2021, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2021, the Company repurchased 4,502,448 common shares at an aggregate cost of $704.5 million and an average price of $156.46 per common share. At September 30, 2021, $421.8 million remained available for repurchase under the share repurchase program.
Refer to Note 15. “Subsequent Events” for additional information related to common share repurchases, and our recent preference share offering and related redemption, subsequent to September 30, 2021.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(450,222)	$47,799	$(284,338)	$541,670
Amount allocated to participating common shareholders (1)	(229)	(582)	(485)	(6,677)
Net (loss) income allocated to RenaissanceRe common shareholders	$(450,451)	$47,217	$(284,823)	$534,993
Denominator:
Denominator for basic (loss) income per RenaissanceRe common share - weighted average common shares	46,223	50,009	47,988	46,130
Per common share equivalents of non-vested shares	—	85	—	70
Denominator for diluted (loss) income per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	46,223	50,094	47,988	46,200
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – basic	$(9.75)	$0.94	$(5.94)	$11.60
Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(9.75)	$0.94	$(5.94)	$11.58

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$773,692	$1,000,488	$—	$1,774,180
Net premiums written	$681,095	$805,345	$—	$1,486,440
Net premiums earned	$816,376	$689,889	$—	$1,506,265
Net claims and claim expenses incurred	1,323,678	474,367	—	1,798,045
Acquisition expenses	134,179	193,869	—	328,048
Operational expenses	40,448	18,549	—	58,997
Underwriting (loss) income	$(681,929)	$3,104	$—	(678,825)
Net investment income			78,267	78,267
Net foreign exchange loss			(4,755)	(4,755)
Equity in earnings of other ventures			5,305	5,305
Other income			1,692	1,692
Net realized and unrealized loss on investments			(42,071)	(42,071)
Corporate expenses			(10,196)	(10,196)
Interest expense			(11,919)	(11,919)
Loss before taxes and redeemable noncontrolling interests				(662,502)
Income tax benefit			23,630	23,630
Net loss attributable to redeemable noncontrolling interests			198,495	198,495
Dividends on preference shares			(9,845)	(9,845)
Net loss attributable to RenaissanceRe common shareholders				$(450,222)

Net claims and claim expenses incurred – current accident year	$1,469,613	$476,082	$—	$1,945,695
Net claims and claim expenses incurred – prior accident years	(145,935)	(1,715)	—	(147,650)
Net claims and claim expenses incurred – total	$1,323,678	$474,367	$—	$1,798,045

Net claims and claim expense ratio – current accident year	180.0%	69.0%		129.2%
Net claims and claim expense ratio – prior accident years	(17.9)%	(0.2)%		(9.8)%
Net claims and claim expense ratio – calendar year	162.1%	68.8%		119.4%
Underwriting expense ratio	21.4%	30.8%		25.7%
Combined ratio	183.5%	99.6%		145.1%

Nine months ended September 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,574,067	$2,946,713	$—	$6,520,780
Net premiums written	$2,492,890	$2,329,925	$—	$4,822,815
Net premiums earned	$1,981,939	$1,870,952	$—	$3,852,891
Net claims and claim expenses incurred	1,919,660	1,265,457	—	3,185,117
Acquisition expenses	356,171	524,701	—	880,872
Operational expenses	114,710	57,801	—	172,511
Underwriting (loss) income	$(408,602)	$22,993	$—	(385,609)
Net investment income			238,996	238,996
Net foreign exchange losses			(24,309)	(24,309)
Equity in earnings of other ventures			8,479	8,479
Other income			4,449	4,449
Net realized and unrealized losses on investments			(196,616)	(196,616)
Corporate expenses			(30,726)	(30,726)
Interest expense			(35,664)	(35,664)
Loss before taxes and redeemable noncontrolling interests				(421,000)
Income tax benefit			29,284	29,284
Net loss attributable to redeemable noncontrolling interests			131,801	131,801
Dividends on preference shares			(24,423)	(24,423)
Net loss attributable to RenaissanceRe common shareholders				$(284,338)

Net claims and claim expenses incurred – current accident year	$2,121,740	$1,272,088	$—	$3,393,828
Net claims and claim expenses incurred – prior accident years	(202,080)	(6,631)	—	(208,711)
Net claims and claim expenses incurred – total	$1,919,660	$1,265,457	$—	$3,185,117

Net claims and claim expense ratio – current accident year	107.1%	68.0%		88.1%
Net claims and claim expense ratio – prior accident years	(10.2)%	(0.4)%		(5.4)%
Net claims and claim expense ratio – calendar year	96.9%	67.6%		82.7%
Underwriting expense ratio	23.7%	31.2%		27.3%
Combined ratio	120.6%	98.8%		110.0%

Three months ended September 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$427,765	$715,293	$—	$1,143,058
Net premiums written	$378,708	$520,703	$—	$899,411
Net premiums earned	$516,623	$483,560	$—	$1,000,183
Net claims and claim expenses incurred	590,978	351,052	—	942,030
Acquisition expenses	98,545	116,636	—	215,180
Operational expenses	33,725	15,319	—	49,045
Underwriting (loss) income	$(206,625)	$553	$—	(206,072)
Net investment income			83,543	83,543
Net foreign exchange gains			17,426	17,426
Equity in earnings of other ventures			5,457	5,457
Other income			1,476	1,476
Net realized and unrealized gains on investments			224,208	224,208
Corporate expenses			(48,050)	(48,050)
Interest expense			(11,843)	(11,843)
Income before taxes and redeemable noncontrolling interests				66,145
Income tax benefit			8,244	8,244
Net income attributable to redeemable noncontrolling interests			(19,301)	(19,301)
Dividends on preference shares			(7,289)	(7,289)
Net income available to RenaissanceRe common shareholders				$47,799

Net claims and claim expenses incurred – current accident year	$629,827	$366,080	$—	$995,907
Net claims and claim expenses incurred – prior accident years	(38,849)	(15,028)	—	(53,877)
Net claims and claim expenses incurred – total	$590,978	$351,052	$—	$942,030

Net claims and claim expense ratio – current accident year	121.9%	75.7%		99.6%
Net claims and claim expense ratio – prior accident years	(7.5)%	(3.1)%		(5.4)%
Net claims and claim expense ratio – calendar year	114.4%	72.6%		94.2%
Underwriting expense ratio	25.6%	27.3%		26.4%
Combined ratio	140.0%	99.9%		120.6%

Nine months ended September 30, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,690,827	$2,179,824	$—	$4,870,651
Net premiums written	$1,757,427	$1,592,595	$—	$3,350,022
Net premiums earned	$1,429,074	$1,494,303	$—	$2,923,377
Net claims and claim expenses incurred	899,729	1,123,527	—	2,023,256
Acquisition expenses	278,668	380,726	—	659,394
Operational expenses	109,388	56,195	—	165,583
Underwriting income (loss)	$141,289	$(66,145)	$—	75,144
Net investment income			272,321	272,321
Net foreign exchange gains			4,503	4,503
Equity in earnings of other ventures			19,062	19,062
Other loss			(4,161)	(4,161)
Net realized and unrealized gains on investments			561,891	561,891
Corporate expenses			(75,939)	(75,939)
Interest expense			(38,612)	(38,612)
Income before taxes and redeemable noncontrolling interests				814,209
Income tax expense			(12,785)	(12,785)
Net income attributable to redeemable noncontrolling interests			(236,120)	(236,120)
Dividends on preference shares			(23,634)	(23,634)
Net income available to RenaissanceRe common shareholders				$541,670

Net claims and claim expenses incurred – current accident year	$931,285	$1,147,354	$—	$2,078,639
Net claims and claim expenses incurred – prior accident years	(31,556)	(23,827)	—	(55,383)
Net claims and claim expenses incurred – total	$899,729	$1,123,527	$—	$2,023,256

Net claims and claim expense ratio – current accident year	65.2%	76.8%		71.1%
Net claims and claim expense ratio – prior accident years	(2.2)%	(1.6)%		(1.9)%
Net claims and claim expense ratio – calendar year	63.0%	75.2%		69.2%
Underwriting expense ratio	27.1%	29.2%		28.2%
Combined ratio	90.1%	104.4%		97.4%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2021.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,156	$—	$1,156	Other assets	$—	$1,156
Interest rate swaps	11	—	11	Other assets	—	11
Foreign currency forward contracts (1)	9,464	—	9,464	Other assets	—	9,464
Foreign currency forward contracts (2)	1,782	—	1,782	Other assets	—	1,782
Total derivative instruments not designated as hedges	12,413	—	12,413		—	12,413
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	2,304	—	2,304	Other assets	—	2,304
Total	$14,717	$—	$14,717		$—	$14,717

	Derivative Liabilities
At September 30, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$446	$—	$446	Other liabilities	$446	$—
Foreign currency forward contracts (1)	18,366	—	18,366	Other liabilities	—	18,366
Foreign currency forward contracts (2)	3,402	—	3,402	Other assets	—	3,402
Credit default swaps	57	—	57	Other assets	57	—
Total return swaps	258	—	258	Other assets	258	—
Total derivative instruments not designated as hedges	22,529	—	22,529		761	21,768
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	2,675	—	2,675	Other liabilities	—	2,675
Total	$25,204	$—	$25,204		$761	$24,443

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.

	Derivative Assets
At December 31, 2020	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,019	$863	$156	Other assets	$—	$156
Interest rate swaps	22	—	22	Other assets	—	22
Foreign currency forward contracts (1)	23,055	184	22,871	Other assets	—	22,871
Foreign currency forward contracts (2)	2,232	69	2,163	Other assets	—	2,163
Credit default swaps	68	—	68	Other assets	—	68
Total derivative instruments not designated as hedges	26,396	1,116	25,280		—	25,280
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	19,953	—	19,953	Other assets	—	19,953
Total	$46,349	$1,116	$45,233		$—	$45,233

	Derivative Liabilities
At December 31, 2020	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,430	$863	$567	Other liabilities	$567	$—
Foreign currency forward contracts (1)	12,791	—	12,791	Other liabilities	—	12,791
Foreign currency forward contracts (2)	3,919	69	3,850	Other liabilities	1,053	2,797
Total derivative instruments not designated as hedges	18,140	932	17,208		1,620	15,588
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	5,152	—	5,152	Other liabilities	—	5,152
Total	$23,292	$932	$22,360		$1,620	$20,740

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
The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2021	2020
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized (losses) gains on investments	$(2,767)	$4,985
Interest rate swaps	Net realized and unrealized (losses) gains on investments	9	243
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(11,367)	2,495
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	3,825	(730)
Credit default swaps	Net realized and unrealized (losses) gains on investments	366	(87)
Total return swaps	Net realized and unrealized (losses) gains on investments	336	1,227
Equity futures	Net realized and unrealized (losses) gains on investments	—	(4,335)
Total derivative instruments not designated as hedges		(9,598)	3,798
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	447	(1,957)
Total derivative instruments designated as hedges		447	(1,957)
Total		$(9,151)	$1,841

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2021	2020
Derivative instruments not designated as hedges
Interest rate futures	Net realized and unrealized (losses) gains on investments	$1,445	$95,548
Interest rate swaps	Net realized and unrealized (losses) gains on investments	(970)	2,852
Foreign currency forward contracts (1)	Net foreign exchange (losses) gains	(14,768)	9,073
Foreign currency forward contracts (2)	Net foreign exchange (losses) gains	(3,076)	(1,943)
Credit default swaps	Net realized and unrealized (losses) gains on investments	1,790	(3,010)
Total return swaps	Net realized and unrealized (losses) gains on investments	1,211	(5,759)
Equity futures	Net realized and unrealized (losses) gains on investments	—	(30,045)
Total derivative instruments not designated as hedges		(14,368)	66,716
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive loss	795	193
Total derivative instruments designated as hedges		795	193
Total		$(13,573)	$66,909

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2021, the Company had $1.9 billion of notional long positions and $0.7 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2020 - $2.0 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2021, the Company had $39.0 million (December 31, 2020 - $23.5 million) of notional positions receiving a fixed rate denominated in U.S. dollar swap contracts.
Foreign Currency Derivatives
The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. The impact of changes in exchange rates on the Company’s assets and liabilities denominated in currencies other than the U.S. dollar, excluding non-monetary assets and liabilities, are recognized in the Company’s consolidated statements of operations.
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2021, the Company had outstanding underwriting related foreign currency contracts of $853.7 million in notional long positions and $321.4 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $661.4 million and $504.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2021, the Company had outstanding investment portfolio related foreign currency contracts of $266.0 million in notional long positions and $103.7 million in notional short positions, denominated in U.S. dollars (December 31, 2020 - $269.5 million and $117.5 million, respectively).

Credit Derivatives
The Company’s exposure to credit risk is primarily due to its fixed maturity investments, short term investments, premiums receivable and reinsurance recoverable. From time to time, the Company may purchase credit derivatives to manage its exposures in the insurance industry, and to assist in managing the credit risk associated with ceded reinsurance. The Company also employs credit derivatives in its investment portfolio to either assume credit risk or manage its credit exposure.
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2021, the Company had outstanding credit default swaps of $158.3 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2020 - $96.8 million).
Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At September 30, 2021, the Company had $50.0 million of notional long positions denominated in U.S. dollars (December 31, 2020 - $Nil).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2021 and December 31, 2020, the Company had no outstanding equity futures, respectively.
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

The table below provides a summary of derivative instruments designated as hedges of net investments in foreign operations, including the weighted average U.S. dollar equivalent of foreign denominated net (liabilities) assets that were hedged and the resulting derivative gains (losses) that are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average of U.S. dollar equivalent of foreign denominated net (liabilities) assets	$(895)	$(59,250)	$(49,057)	$8,777
Derivative gains (losses) (1)	$447	$(1,957)	$795	$193

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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to September 30, 2021 and through the period ended October 21, 2021, we repurchased 517,811 common shares at an aggregate cost of $75.3 million and an average price of $145.45 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2021 and 2020, respectively, as well as our liquidity and capital resources at September 30, 2021. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2020. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
To best serve our clients in the places they do business, we have operating subsidiaries, branches, joint ventures, managed funds and underwriting platforms around the world. We write property and casualty and specialty reinsurance through our wholly-owned operating subsidiaries, joint ventures, managed funds and Syndicate 1458 and certain insurance products primarily through Syndicate 1458 and RenaissanceRe Specialty U.S. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses, and also writes business through delegated authority arrangements. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.

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
COVID-19 Pandemic
Due to the ongoing and rapidly evolving nature of the COVID-19 pandemic, we are continuing to evaluate the impact of the COVID-19 pandemic on our business, operations and financial condition, including our potential loss exposures. It is not yet possible to give an estimate of all of the Company’s potential reinsurance, insurance or investment exposures, or any other effects that the COVID-19 pandemic may have on our results of operations or financial condition. We continue to evaluate industry trends and information received from or reported by clients, brokers, industry actuaries, regulators, courts, and others, and expect historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2021, compared to the third quarter of 2020.

Three months ended September 30,	2021	2020	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,774,180	$1,143,058	$631,122
Net premiums written	$1,486,440	$899,411	$587,029
Net premiums earned	$1,506,265	$1,000,183	$506,082
Net claims and claim expenses incurred	1,798,045	942,030	856,015
Acquisition expenses	328,048	215,180	112,868
Operational expenses	58,997	49,045	9,952
Underwriting loss	$(678,825)	$(206,072)	$(472,753)

Net investment income	$78,267	$83,543	$(5,276)
Net realized and unrealized (losses) gains on investments	(42,071)	224,208	(266,279)
Total investment result	$36,196	$307,751	$(271,555)

Net (loss) income	$(638,872)	$74,389	$(713,261)
Net (loss) income (attributable) available to RenaissanceRe common shareholders	$(450,222)	$47,799	$(498,021)

Net (loss) income (attributable) available to RenaissanceRe common shareholders per common share – diluted	$(9.75)	$0.94	$(10.69)
Dividends per common share	$0.36	$0.35	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	129.2%	99.6%	29.6%
Net claims and claim expense ratio – prior accident years	(9.8)%	(5.4)%	(4.4)%
Net claims and claim expense ratio – calendar year	119.4%	94.2%	25.2%
Underwriting expense ratio	25.7%	26.4%	(0.7)%
Combined ratio	145.1%	120.6%	24.5%

Return on average common equity - annualized	(28.4)%	2.8%	(31.2)%

Book value	September 30, 2021	June 30, 2021	Change
Book value per common share	$128.91	$139.35	$(10.44)
Accumulated dividends per common share	23.16	22.80	0.36
Book value per common share plus accumulated dividends	$152.07	$162.15	$(10.08)
Change in book value per common share plus change in accumulated dividends	(7.2)%

Net loss attributable to RenaissanceRe common shareholders was $450.2 million in the third quarter of 2021, compared to net income available to RenaissanceRe common shareholders of $47.8 million in the third quarter of 2020, a decrease of $498.0 million. As a result of our net loss attributable to RenaissanceRe common shareholders in the third quarter of 2021, we generated an annualized return on average common equity of negative 28.4% and our book value per common share decreased from $139.35 at June 30, 2021 to $128.91 at September 30, 2021, a 7.2% decrease, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the third quarter of 2021, on a comparative basis to the third quarter of 2020, include:
•Impact of Catastrophe Events - we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $726.8 million resulting from the Q3 2021 Weather-Related Large Losses (as defined below). This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $321.7 million resulting from the Q3 2020 Large Loss Events (as defined below);
•Underwriting Results - we incurred an underwriting loss of $678.8 million and had a combined ratio of 145.1% in the third quarter of 2021, compared to underwriting loss of $206.1 million and a combined ratio of 120.6% in the third quarter of 2020. Our underwriting loss in the third quarter of 2021 was comprised of our Property segment, which incurred an underwriting loss of $681.9 million and had a combined ratio of 183.5%, and our Casualty and Specialty segment, which generated underwriting income of $3.1 million and had a combined ratio of 99.6%. In comparison, our underwriting loss in the third quarter of 2020 was comprised of our Property segment, which generated an underwriting loss of $206.6 million, and our Casualty and Specialty segment, which generated underwriting income of $0.6 million;
Our underwriting results in the third quarter of 2021 were principally impacted by the Q3 2021 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.0 billion and added 73.8 percentage points to the combined ratio, primarily in the Property segment. The third quarter of 2020 was impacted by the Q3 2020 Large Loss Events, which resulted in a net negative impact on the underwriting result of $422.4 million and added 43.4 percentage points to the combined ratio;
•Gross Premiums Written - our gross premiums written increased by $631.1 million, or 55.2%, to $1.8 billion, in the third quarter of 2021, compared to the third quarter of 2020. This was comprised of an increase of $345.9 million in our Property segment and $285.2 million in our Casualty and Specialty segment. In our Property segment, gross premiums written included reinstatement premiums of $254.9 million associated with the Q3 2021 Weather-Related Large Losses in the third quarter of 2021, as compared to $52.9 million of reinstatement premiums associated with the Q3 2020 Large Loss Events in the third quarter of 2020;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized (losses) gains on investments, was income of $36.2 million in the third quarter of 2021, compared to $307.8 million in the third quarter of 2020, a decrease of $271.6 million. The primary driver of the lower total investment result in the third quarter of 2021 was net realized and unrealized losses on investments of $42.1 million, principally within our fixed maturity and equity investments trading portfolios, partially offset by net realized and unrealized gains on other investments. The higher investment results in the third quarter of 2020 were favorably impacted by the recovery in global financial markets following the disruption associated with the COVID-19 pandemic; and
•Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $198.5 million in the third quarter of 2021, compared to net income attributable to redeemable noncontrolling interests of $19.3 million in the third quarter of 2020. This decrease was primarily driven by losses resulting from the Q3 2021 Weather-Related Large Losses across our consolidated joint ventures in the third quarter of 2021.

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
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the third quarter of 2021 from the Q3 2021 Weather-Related Large Losses.

Three months ended September 30, 2021	Hurricane Ida	European Floods	Other 2021 Catastrophe Events (1)	Aggregate Losses	Total Q3 2021 Weather-Related Large Losses (2)
(in thousands)
Net claims and claims expenses incurred	$(784,016)	$(388,771)	$(33,951)	$(65,008)	$(1,271,746)
Assumed reinstatement premiums earned	157,671	93,914	3,269	—	$254,854
Ceded reinstatement premiums earned	(23,318)	(16,690)	—	—	$(40,008)
Earned profit commissions	—	8,075	—	—	$8,075
Net negative impact on underwriting result	(649,663)	(303,472)	(30,682)	(65,008)	(1,048,825)
Redeemable noncontrolling interest	211,217	95,078	3,371	12,371	$322,037
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(438,446)	$(208,394)	$(27,311)	$(52,637)	$(726,788)

The financial data below provides additional information detailing the net negative impact of the Q3 2021 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the third quarter of 2021.

Three months ended September 30, 2021	Hurricane Ida	European Floods	Other 2021 Catastrophe Events (1)	Aggregate Losses	Total Q3 2021 Weather-Related Large Losses (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(630,868)	$(298,156)	$(30,682)	$(65,008)	$(1,024,714)
Net negative impact on Casualty and Specialty segment underwriting result	(18,795)	(5,316)	—	—	$(24,111)
Net negative impact on underwriting result	$(649,663)	$(303,472)	$(30,682)	$(65,008)	$(1,048,825)
Percentage point impact on consolidated combined ratio	43.0	18.8	2.0	4.3	73.8

(1)“Other 2021 Catastrophe Events” includes the hail storm in Europe in late June 2021 and the wildfires in California during the third quarter of 2021.
(2)“Q3 2021 Weather-Related Large Losses” includes Hurricane Ida, the European Floods, Other 2021 Catastrophe Events and loss estimates associated with certain aggregate loss contracts triggered during 2021 as a result of weather-related catastrophe events.

The financial data in the table below provides additional information detailing the net negative impact of the Q3 2020 Large Loss Events on our consolidated financial statements in the third quarter of 2020.

Three months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires (1)	Other Q3 2020 Catastrophe Events (2)	Aggregate Losses	Total Q3 2020 Large Loss Events (3)
(in thousands)
Net claims and claims expenses incurred	$(123,076)	$(72,531)	$(91,107)	$(61,586)	$(120,118)	$(468,418)
Assumed reinstatement premiums earned	18,282	5,110	17,604	7,407	5,123	53,526
Ceded reinstatement premiums earned	(334)	(236)	—	—	—	(570)
Lost profit commissions	(254)	(418)	(491)	(549)	(5,179)	(6,891)
Net negative impact on underwriting result	(105,382)	(68,075)	(73,994)	(54,728)	(120,174)	(422,353)
Redeemable noncontrolling interest	20,008	11,834	19,580	17,958	31,262	100,642
Net negative impact on net income available to RenaissanceRe common shareholders	$(85,374)	$(56,241)	$(54,414)	$(36,770)	$(88,912)	$(321,711)

The financial data below provides additional information detailing the net negative impact of the Q3 2020 Large Loss Events on our segment underwriting results and consolidated combined ratio in the third quarter of 2020.

Three months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires (1)	Other Q3 2020 Catastrophe Events (2)	Aggregate Losses	Total Q3 2020 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(95,845)	$(68,075)	$(73,994)	$(54,728)	$(120,174)	$(412,816)
Net negative impact on Casualty and Specialty segment underwriting result	(9,537)	—	—	—	—	(9,537)
Net negative impact on underwriting result	$(105,382)	$(68,075)	$(73,994)	$(54,728)	$(120,174)	$(422,353)
Percentage point impact on consolidated combined ratio	10.3	6.7	7.2	5.4	12.0	43.4

(1)“Q3 2020 Wildfires” includes the wildfires occurring in California, Oregon and Washington during the third quarter of 2020.
(2)“Other Q3 2020 Catastrophe Events” includes the August 2020 derecho which impacted the U.S. Midwest, Hurricane Isaias, Typhoon Maysak and other catastrophe events occurring during the third quarter of 2020.
(3)“Total Q3 2020 Large Loss Events” includes Hurricane Laura, Hurricane Sally, the Q3 2020 Wildfires, Other Q3 2020 Catastrophe Events and loss estimates associated with aggregate loss contracts on these and other events in the third quarter of 2020.

Underwriting Results by Segment
Property
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$773,692	$427,765	$345,927
Net premiums written	$681,095	$378,708	$302,387
Net premiums earned	$816,376	$516,623	$299,753
Net claims and claim expenses incurred	1,323,678	590,978	732,700
Acquisition expenses	134,179	98,545	35,634
Operational expenses	40,448	33,725	6,723
Underwriting loss	$(681,929)	$(206,625)	$(475,304)

Net claims and claim expenses incurred – current accident year	$1,469,613	$629,827	$839,786
Net claims and claim expenses incurred – prior accident years	(145,935)	(38,849)	(107,086)
Net claims and claim expenses incurred – total	$1,323,678	$590,978	$732,700

Net claims and claim expense ratio – current accident year	180.0%	121.9%	58.1%
Net claims and claim expense ratio – prior accident years	(17.9)%	(7.5)%	(10.4)%
Net claims and claim expense ratio – calendar year	162.1%	114.4%	47.7%
Underwriting expense ratio	21.4%	25.6%	(4.2)%
Combined ratio	183.5%	140.0%	43.5%

Property Gross Premiums Written
In the third quarter of 2021, our Property segment gross premiums written increased by $345.9 million, or 80.9%, to $773.7 million, compared to $427.8 million in the third quarter of 2020.
Gross premiums written in the catastrophe class of business were $335.5 million in the third quarter of 2021, an increase of $155.8 million, or 86.7%, compared to the third quarter of 2020. The increase in gross premiums written in the catastrophe class of business in the third quarter of 2021 was primarily driven by $246.6 million of reinstatement premiums associated with the Q3 2021 Weather-Related Large Losses, as compared to $52.9 million of reinstatement premiums in the third quarter of 2020 associated with the Q3 2020 Large Loss Events. Excluding the impact of the reinstatement premiums in each of the respective periods discussed above, gross premiums written in the catastrophe class of business declined. The decline was largely driven by the non-recurrence of certain bespoke deals written in the third quarter of 2020, and movement in other reinstatement premiums, primarily related to favorable development on prior year losses in the third quarter of 2021.
Gross premiums written in the other property class of business were $438.2 million in the third quarter of 2021, an increase of $190.1 million, or 76.6%, compared to the third quarter of 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements, which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms, notably within catastrophe exposed U.S. property excess and surplus lines.

Property Ceded Premiums Written

Three months ended September 30,	2021	2020	Change
(in thousands)
Ceded premiums written	$92,597	$49,057	$43,540

Ceded premiums written in our Property segment were $92.6 million in the third quarter of 2021, an increase of $43.5 million, or 88.8%, compared to the third quarter of 2020. The increase in ceded premiums written was driven by ceded reinstatement premiums earned of $40.0 million associated with the Q3 2021 Weather-Related Large Losses.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $681.9 million in the third quarter of 2021, compared to underwriting loss of $206.6 million in the third quarter of 2020. In the third quarter of 2021, our Property segment generated a net claims and claim expense ratio of 162.1%, an underwriting expense ratio of 21.4% and a combined ratio of 183.5%, compared to 114.4%, 25.6% and 140.0%, respectively, in the third quarter of 2020.
Principally impacting the underwriting result and combined ratio in the third quarter of 2021 were the Q3 2021 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.0 billion and added 140.5 percentage points to the Property segment combined ratio. In comparison, the third quarter of 2020 was principally impacted by the Q3 2020 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $412.8 million and added 84.4 percentage points to the Property segment combined ratio.
The decrease in the net claims and claim expense ratio for prior accident years reflected net favorable development of 28.3% for the catastrophe class of business and 5.3% for the other property class of business in the quarter, primarily related to the 2017 to 2019 accident years. The underwriting expense ratio decreased 4.2 percentage points, driven by an improvement of 2.7 percentage points in the acquisition expense ratio primarily from reinstatement premiums associated with the Q3 2021 Weather-Related Large Losses.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$1,000,488	$715,293	$285,195
Net premiums written	$805,345	$520,703	$284,642
Net premiums earned	$689,889	$483,560	$206,329
Net claims and claim expenses incurred	474,367	351,052	123,315
Acquisition expenses	193,869	116,636	77,233
Operational expenses	18,549	15,319	3,230
Underwriting income	$3,104	$553	$2,551

Net claims and claim expenses incurred – current accident year	$476,082	$366,080	$110,002
Net claims and claim expenses incurred – prior accident years	(1,715)	(15,028)	13,313
Net claims and claim expenses incurred – total	$474,367	$351,052	$123,315

Net claims and claim expense ratio – current accident year	69.0%	75.7%	(6.7)%
Net claims and claim expense ratio – prior accident years	(0.2)%	(3.1)%	2.9%
Net claims and claim expense ratio – calendar year	68.8%	72.6%	(3.8)%
Underwriting expense ratio	30.8%	27.3%	3.5%
Combined ratio	99.6%	99.9%	(0.3)%

Casualty and Specialty Gross Premiums Written
In the third quarter of 2021, our Casualty and Specialty segment gross premiums written increased by $285.2 million, or 39.9%, to $1.0 billion, compared to $715.3 million in the third quarter of 2020, primarily driven by growth in the professional liability, general casualty and other specialty lines of business. This growth was principally driven by increases in new and existing business written in the current and prior periods, combined with rate improvements.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2021	2020	Change
(in thousands)
Ceded premiums written	$195,143	$194,590	$553

Ceded premiums written in our Casualty and Specialty segment increased by $0.6 million, to $195.1 million in the third quarter of 2021, compared to $194.6 million in the third quarter of 2020, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $3.1 million in the third quarter of 2021, compared to underwriting income of $0.6 million in the third quarter of 2020. In the third quarter of 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 68.8%, an underwriting expense ratio of 30.8% and a combined ratio of 99.6%, compared to 72.6%, 27.3% and 99.9%, respectively, in the third quarter of 2020.
The net claims and claim expense ratio decreased 3.8 percentage points in the third quarter of 2021 as compared to the third quarter of 2020, principally a result of lower current accident year losses. Included in the current accident year net claims and claim expense ratio is 3.5 percentage points related to the Q3 2021 Weather-Related Large Losses.
The increase in the underwriting expense ratio in the third quarter of 2021 was driven by an increase of 4.0 percentage points in the net acquisition expense ratio, principally due to reduced profit commissions in the mortgage guaranty book in the third quarter of 2020. This was partially offset by a decrease in the operating expense ratio driven by improved operating leverage in the third quarter of 2021.
Fee Income

Three months ended September 30,	2021	2020	Change
(in thousands)
Management fee income
Joint ventures	$8,602	$13,070	$(4,468)
Structured reinsurance products and other	8,646	8,785	(139)
Managed funds	6,606	8,610	(2,004)
Total management fee income	23,854	30,465	(6,611)

Performance fee income
Joint ventures	2,980	(1,842)	4,822
Structured reinsurance products and other	1,237	(10,414)	11,651
Managed funds	264	175	89
Total performance fee income	4,481	(12,081)	16,562
Total fee income	$28,335	$18,384	$9,951

The table above shows total fee income earned through third-party capital management, as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne Holdings LLC. Managed funds include RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”) and Medici. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to capital.
In the third quarter of 2021, total fee income earned through third-party capital management, various joint ventures and certain structured retrocession agreements to which we are a party increased $10.0 million, to $28.3 million, compared to $18.4 million in the third quarter of 2020, primarily due to higher performance fee income in the third quarter of 2021 resulting from favorable development on prior year events and a lower amount of performance fees available to be reversed in the third quarter of 2021 as compared to the third quarter of 2020. This was partially offset by lower management fee income primarily due to a deferral of management fees related to DaVinci as a result of the Q3 2021 Weather-Related Large Losses.
The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income, (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Three months ended September 30,	2021	2020	Change
(in thousands)
Underwriting income (loss) (1)	$19,444	$13,372	$6,072
Equity in earnings of other ventures	17	11	6
Net income (loss) attributable to redeemable noncontrolling interests	8,874	5,001	3,873
Total fee income	28,335	18,384	9,951

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses.
In addition to the $19.4 million of fee income earned through joint ventures, managed funds and certain structured retrocession agreements to which we are a party that is recorded through underwriting income, as detailed above, we also earn fee income on certain other underwriting-related activities. These fees are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income are detailed in the table below.

Three months ended September 30,	2021	2020	Change
(in thousands)
Underwriting income (loss)	$19,444	$13,372	$6,072
Underwriting income - additional fee income on other underwriting-related activities	16,202	15,377	825
Total fees recorded through underwriting income	35,646	28,749	6,897
Impact of total fees recorded through underwriting income on the combined ratio	2.4%	2.9%	(0.5)%

The total fees recorded through underwriting income (loss) earned by us in the third quarter of 2021 that were recorded as a reduction to operating expenses and acquisition expenses were $30.4 million and $5.2 million, respectively (2020 - a reduction to operating expenses of $30.6 million and an increase in acquisition expenses of $1.9 million).
Net Investment Income

Three months ended September 30,	2021	2020	Change
(in thousands)
Fixed maturity investments trading	$56,825	$68,022	$(11,197)
Short term investments	514	1,611	(1,097)
Equity investments trading	1,823	1,559	264
Other investments
Catastrophe bonds	17,184	13,626	3,558
Other	7,571	2,598	4,973
Cash and cash equivalents	(38)	441	(479)
	83,879	87,857	(3,978)
Investment expenses	(5,612)	(4,314)	(1,298)
Net investment income	$78,267	$83,543	$(5,276)

Net investment income was $78.3 million in the third quarter of 2021, compared to $83.5 million in the third quarter of 2020, a decrease of $5.3 million. Impacting our net investment income for the third quarter of 2021 were lower yields in our fixed maturity and short-term investments portfolios, primarily as a result of a general decline in credit spreads and an increased allocation to lower yielding short term and U.S. treasury investments from other fixed maturity investments as compared to the third quarter of 2020.

Net Realized and Unrealized (Losses) Gains on Investments

Three months ended September 30,	2021	2020	Change
(in thousands)
Net realized gains on fixed maturity investments trading	27,501	55,665	(28,164)
Net unrealized (losses) gains on fixed maturity investments trading	(56,869)	16,316	(73,185)
Net realized and unrealized (losses) gains on fixed maturity investments trading	(29,368)	71,981	(101,349)
Net realized and unrealized (losses) gains on investments-related derivatives	(2,056)	2,033	(4,089)
Net realized gains on equity investments trading	52,604	16,624	35,980
Net unrealized (losses) gains on equity investments trading	(74,284)	107,332	(181,616)
Net realized and unrealized (losses) gains on equity investments trading	(21,680)	123,956	(145,636)
Net realized and unrealized (losses) gains on other investments - catastrophe bonds	(5,994)	12,611	(18,605)
Net realized and unrealized gains on other investments - other	17,027	13,627	3,400
Net realized and unrealized (losses) gains on investments	$(42,071)	$224,208	$(266,279)

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
Net realized and unrealized losses on investments were $42.1 million in the third quarter of 2021, compared to net realized and unrealized gains of $224.2 million in the third quarter of 2020, a decrease of $266.3 million. Principally impacting our net realized and unrealized losses on investments in the third quarter of 2021 were:
•net realized and unrealized losses on our fixed maturity investments trading of $29.4 million compared to net realized and unrealized gains of $72.0 million in the third quarter of 2020, a decrease in net realized and unrealized gains of $101.3 million. The net realized and unrealized losses in the third quarter of 2021 were driven by increasing yields on medium to longer duration U.S. treasuries and an increase in credit spreads in certain fixed maturity investments. The net realized and unrealized gains in the third quarter of 2020 were due to the general decline in credit spreads following recovery in the global financial markets associated with the COVID-19 pandemic;
•net realized and unrealized losses on equity investments trading of $21.7 million compared to net realized and unrealized gains of $124.0 million in the third quarter of 2020, a decrease in net realized and unrealized gains of $145.6 million. The net realized and unrealized losses in the third quarter of 2021 were principally driven by net realized and unrealized losses of $20.8 million from our strategic investment in Trupanion, Inc.; and
•net realized and unrealized gains on our other investments of $17.0 million compared to $13.6 million in the third quarter of 2020, an improvement of $3.4 million, principally driven by fair value appreciation of underlying investments which favorably impacted our portfolio of fund investments.

Net Foreign Exchange (Losses) Gains

Three months ended September 30,	2021	2020	Change
(in thousands)
Net foreign exchange (losses) gains	$(4,755)	$17,426	$(22,181)

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
In the third quarter of 2021, net foreign exchange losses were $4.8 million compared to a $17.4 million net foreign exchange gain in the third quarter of 2020. The net foreign exchange loss was primarily driven by losses attributable to third-party investors in Medici and foreign exchange losses generated by underwriting activities.
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
Equity in Earnings of Other Ventures

Three months ended September 30,	2021	2020	Change
(in thousands)
Tower Hill Companies	$1,582	$2,379	$(797)
Top Layer Re	1,516	2,120	(604)
Other	2,207	958	1,249
Total equity in earnings of other ventures	$5,305	$5,457	$(152)

Earnings from our investments in other ventures was $5.3 million in the third quarter of 2021, compared to earnings of $5.5 million in the third quarter of 2020, a decrease of $0.2 million.
Other Income

Three months ended September 30,	2021	2020	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for at fair value	$(2,636)	$1,429	$(4,065)
Other items	4,328	47	4,281
Total other income	$1,692	$1,476	$216

In the third quarter of 2021, we generated other income of $1.7 million, compared to $1.5 million in the third quarter of 2020, an increase of $0.2 million, driven by a gain on the sale of a portion of our strategic investments, and offset by losses resulting from fewer ceded reinsurance contracts in the third quarter of 2021.

Corporate Expenses

Three months ended September 30,	2021	2020	Change
(in thousands)
Corporate expenses	$10,196	$48,050	$(37,854)

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company.
Corporate expenses decreased to $10.2 million in the third quarter of 2021, compared to $48.1 million in the third quarter of 2020. The decrease of $37.9 million was primarily due to higher expenses resulting from the sale of RenaissanceRe UK and executive compensation charges in the third quarter of 2020.
Income Tax Benefit

Three months ended September 30,	2021	2020	Change
(in thousands)
Income tax benefit	$23,630	$8,244	$15,386

We recognized an income tax benefit $23.6 million in the third quarter of 2021, compared to $8.2 million in the third quarter of 2020. The increase in income tax benefit is primarily driven by underwriting losses in our taxable jurisdictions and unrealized investment losses in our U.S. based operations.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2021	2020	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(202,362)	$(26,616)	$(175,746)
Redeemable noncontrolling interest - Medici	6,526	33,963	$(27,437)
Redeemable noncontrolling interest - Vermeer	(2,659)	11,954	$(14,613)
Net (loss) income attributable to redeemable noncontrolling interests	$(198,495)	$19,301	$(217,796)

Our net loss attributable to redeemable noncontrolling interests was $198.5 million in the third quarter of 2021, compared to net income attributable to redeemable noncontrolling interests of $19.3 million in the third quarter of 2020, a change of $217.8 million. The decrease was primarily due to the impact of the Q3 2021 Weather-Related Large Losses across our consolidated joint ventures in the third quarter of 2021.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Nine months ended September 30,	2021	2020	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$6,520,780	$4,870,651	$1,650,129
Net premiums written	$4,822,815	$3,350,022	$1,472,793
Net premiums earned	$3,852,891	$2,923,377	$929,514
Net claims and claim expenses incurred	3,185,117	2,023,256	1,161,861
Acquisition expenses	880,872	659,394	221,478
Operational expenses	172,511	165,583	6,928
Underwriting (loss) income	$(385,609)	$75,144	$(460,753)

Net investment income	$238,996	$272,321	$(33,325)
Net realized and unrealized (losses) gains on investments	(196,616)	561,891	(758,507)
Total investment result	$42,380	$834,212	$(791,832)

Net (loss) income	$(391,716)	$801,424	$(1,193,140)
Net (loss) income available to RenaissanceRe common shareholders	$(284,338)	$541,670	$(826,008)

Net (loss) income available to RenaissanceRe common shareholders per common share – diluted	$(5.94)	$11.58	$(17.52)
Dividends per common share	$1.08	$1.05	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	88.1%	71.1%	17.0%
Net claims and claim expense ratio – prior accident years	(5.4)%	(1.9)%	(3.5)%
Net claims and claim expense ratio – calendar year	82.7%	69.2%	13.5%
Underwriting expense ratio	27.3%	28.2%	(0.9)%
Combined ratio	110.0%	97.4%	12.6%

Return on average common equity - annualized	(5.8)%	12.0%	(17.8)%

Book value	September 30, 2021	December 31, 2020	Change
Book value per common share	$128.91	$138.46	$(9.55)
Accumulated dividends per common share	23.16	22.08	1.08
Book value per common share plus accumulated dividends	$152.07	$160.54	$(8.47)
Change in book value per common share plus change in accumulated dividends	(6.1)%

Net loss attributable to RenaissanceRe common shareholders was $284.3 million in the nine months ended September 30, 2021, compared to net income available to RenaissanceRe common shareholders of $541.7 million in the nine months ended September 30, 2020. As a result of our net loss attributable to RenaissanceRe common shareholders in the nine months ended September 30, 2021, we generated an annualized return on average common equity of negative 5.8% and our book value per common share decreased from $138.46 at December 31, 2020 to $128.91 at September 30, 2021, a 6.1% decrease, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the nine months ended September 30, 2021, on a comparative basis to the nine months ended September 30, 2020, include:
•Impact of Catastrophe Events - in the nine months ended September 30, 2021 we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $908.7 million resulting from the 2021 Weather-Related Large Losses (as defined below).
•Underwriting Results - we incurred an underwriting loss of $385.6 million and had a combined ratio of 110.0% in the nine months ended September 30, 2021, compared to underwriting income of $75.1 million and a combined ratio of 97.4% in the nine months ended September 30, 2020. Our underwriting loss in the nine months ended September 30, 2021 was comprised of an underwriting loss of $408.6 million in our Property segment, partially offset by $23.0 million of underwriting income in our Casualty and Specialty segment. In comparison, our underwriting income in the nine months ended September 30, 2020 was comprised of our Property segment, which generated underwriting income of $141.3 million, and our Casualty and Specialty segment, which incurred an underwriting loss of $66.1 million.
Included in our underwriting results in the nine months ended September 30, 2021 was the impact of the 2021 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.3 billion and added 36.8 percentage points to the combined ratio, primarily in the Property segment. In comparison, our underwriting results in the nine months ended September 30, 2020 were impacted by the 2020 Large Loss Events (as defined below), which resulted in a net negative impact on the underwriting result of $428.7 million and added 15.0 percentage points to the combined ratio, primarily in the Property segment.
•Gross Premiums Written - our gross premiums written increased by $1.7 billion, or 33.9%, to $6.5 billion, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, with an increase of $883.2 million in the Property segment and an increase of $766.9 million in the Casualty and Specialty segment, driven by growth from both new and existing business across a number of our underwriting platforms, rate improvements, and, in our Property segment, reinstatement premiums of $345.2 million associated with 2021 Weather-Related Large Losses, as compared to $53.0 million of reinstatement premiums associated with the Q3 2020 Large Loss Events.
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $42.4 million in the nine months ended September 30, 2021, compared to $834.2 million in the nine months ended September 30, 2020, a decrease of $791.8 million. The primary driver of the lower total investment result, for the nine months ended September 30, 2021, were realized and unrealized losses on our fixed maturity and equity investments trading portfolios, partially offset by net realized and unrealized gains on other investments. The higher investment results in the nine months ended September 30, 2020 were favorably impacted by the market recovery following the disruption in global financial markets associated with the COVID-19 pandemic.
•Net Loss (Income) Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $131.8 million in the nine months ended September 30, 2021, compared to a net income of $236.1 million in the nine months ended September 30, 2020. The decrease was primarily driven by the impact of the 2021 Weather-Related Large Losses across our consolidated joint ventures and managed funds in the nine months ended September 30, 2021.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2021 of the 2021 Weather-Related Large Losses

Nine months ended September 30, 2021	Winter Storm Uri	Hurricane Ida	European Floods	Other 2021 Catastrophe Events	Aggregate Losses	Total 2021 Weather-Related Large Losses (1)
(in thousands)
Net claims and claims expenses incurred	$(371,647)	$(784,016)	$(388,771)	$(33,951)	$(65,860)	$(1,644,245)
Assumed reinstatement premiums earned	91,451	157,671	93,914	3,269	—	346,305
Ceded reinstatement premiums earned	(10,960)	(23,318)	(16,690)	—	—	(50,968)
Earned profit commissions	773	—	8,075	—	—	8,848
Net negative impact on underwriting result	(290,383)	(649,663)	(303,472)	(30,682)	(65,860)	(1,340,060)
Redeemable noncontrolling interest	109,315	211,217	95,078	3,371	12,371	431,352
Net negative impact on net income available to RenaissanceRe common shareholders	$(181,068)	$(438,446)	$(208,394)	$(27,311)	$(53,489)	$(908,708)

The financial data below provides additional information detailing the net negative impact of the 2021 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2021.

Nine months ended September 30, 2021	Winter Storm Uri	Hurricane Ida	European Floods	Other 2021 Catastrophe Events	Aggregate Losses	Total 2021 Weather-Related Large Losses (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(283,542)	$(630,868)	$(298,156)	$(30,682)	$(65,860)	$(1,309,108)
Net negative impact on Casualty and Specialty segment underwriting result	(6,841)	(18,795)	(5,316)	—	—	(30,952)
Net negative impact on underwriting result	$(290,383)	$(649,663)	$(303,472)	$(30,682)	$(65,860)	$(1,340,060)
Percentage point impact on consolidated combined ratio	7.5	17.1	7.8	0.8	1.7	36.8

(1)“2021 Weather-Related Large Losses” includes Winter Storm Uri, Hurricane Ida, the European Floods, Other 2021 Catastrophe Events and the loss estimates associated with aggregate loss contracts on these and other events in 2021.

The financial data below provides additional information detailing the net negative impact of the 2020 Large Loss Events on our consolidated financial statements in the nine months ended September 30, 2020.

Nine months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total 2020 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(123,076)	$(72,531)	$(91,107)	$(61,586)	$(126,563)	$(474,863)
Assumed reinstatement premiums earned	18,282	5,110	17,604	7,407	5,256	53,659
Ceded reinstatement premiums earned	(334)	(236)	—	—	—	(570)
Lost profit commissions	(254)	(418)	(491)	(549)	(5,232)	(6,944)
Net negative impact on underwriting result	(105,382)	(68,075)	(73,994)	(54,728)	(126,539)	(428,718)
Redeemable noncontrolling interest	20,008	11,834	19,580	17,958	31,816	101,196
Net negative impact on net income available to RenaissanceRe common shareholders	$(85,374)	$(56,241)	$(54,414)	$(36,770)	$(94,723)	$(327,522)

The financial data below provides additional information detailing the net negative impact of the 2020 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2020.

Nine months ended September 30, 2020	Hurricane Laura	Hurricane Sally	Q3 2020 Wildfires	Other Q3 2020 Catastrophe Events	Aggregate Losses	Total 2020 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(95,845)	$(68,075)	$(73,994)	$(54,728)	$(126,539)	$(419,181)
Net negative impact on Casualty and Specialty segment underwriting result	(9,537)	—	—	—	—	(9,537)
Net negative impact on underwriting result	$(105,382)	$(68,075)	$(73,994)	$(54,728)	$(126,539)	$(428,718)
Percentage point impact on consolidated combined ratio	3.6	2.3	2.5	1.8	4.3	15.0

(1)“2020 Large Loss Events” includes Hurricane Laura, Hurricane Sally, the Q3 2020 Wildfires, Other Q3 2020 Catastrophe Events and loss estimates associated with aggregate loss contracts on these and other events in 2020.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$3,574,067	$2,690,827	$883,240
Net premiums written	$2,492,890	$1,757,427	$735,463
Net premiums earned	$1,981,939	$1,429,074	$552,865
Net claims and claim expenses incurred	1,919,660	899,729	1,019,931
Acquisition expenses	356,171	278,668	77,503
Operational expenses	114,710	109,388	5,322
Underwriting (loss) income	$(408,602)	$141,289	$(549,891)

Net claims and claim expenses incurred – current accident year	$2,121,740	$931,285	$1,190,455
Net claims and claim expenses incurred – prior accident years	(202,080)	(31,556)	(170,524)
Net claims and claim expenses incurred – total	$1,919,660	$899,729	$1,019,931

Net claims and claim expense ratio – current accident year	107.1%	65.2%	41.9%
Net claims and claim expense ratio – prior accident years	(10.2)%	(2.2)%	(8.0)%
Net claims and claim expense ratio – calendar year	96.9%	63.0%	33.9%
Underwriting expense ratio	23.7%	27.1%	(3.4)%
Combined ratio	120.6%	90.1%	30.5%

Property Gross Premiums Written
In the nine months ended September 30, 2021, our Property segment gross premiums written increased by $883.2 million, or 32.8%, to $3.6 billion, compared to $2.7 billion in the nine months ended September 30, 2020.
Gross premiums written in the catastrophe class of business were $2.2 billion in the nine months ended September 30, 2021, an increase of $400.3 million, or 21.9% compared to the nine months ended September 30, 2020. The increase in gross premiums written in the catastrophe class of business included $336.9 million of reinstatement premiums associated with the 2021 Weather-Related Large Losses. In addition, an improved rate environment contributed to growth with existing clients and new opportunities across underwriting platforms.
Gross premiums written in the other property class of business were $1.3 billion in the nine months ended September 30, 2021, an increase of $483.0 million, or 56.0%, compared to the nine months ended September 30, 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms. This included growth in catastrophe exposed U.S. property excess and surplus lines.

Property Ceded Premiums Written

Nine months ended September 30,	2021	2020	Change
(in thousands)
Ceded premiums written	$1,081,177	$933,400	$147,777

Ceded premiums written in our Property segment increased 15.8%, to $1.1 billion, in the nine months ended September 30, 2021, compared to $933.4 million in the nine months ended September 30, 2020. The increase in ceded premiums written was principally due to an increase in gross premiums written which were ceded to third-party investors in our managed vehicles, primarily Upsilon Fund, and $50.8 million of ceded reinstatement premiums earned associated with the 2021 Weather-Related Large Losses. As part of our gross-to-net strategy, the amount of ceded premiums written increased on an absolute basis, however the percentage of ceded premiums written relative to gross premiums written decreased.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $408.6 million in the nine months ended September 30, 2021, compared to underwriting income of $141.3 million in the nine months ended September 30, 2020, a decrease of $549.9 million. In the nine months ended September 30, 2021, our Property segment generated a net claims and claim expense ratio of 96.9%, an underwriting expense ratio of 23.7% and a combined ratio of 120.6%, compared to 63.0%, 27.1% and 90.1%, respectively, in the nine months ended September 30, 2020.
Principally impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2021 were the 2021 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.3 billion and added 74.0 percentage points to the combined ratio. In addition, the underwriting expense ratio decreased by 3.4 percentage points, primarily driven by the higher net premiums earned, including $294.4 million of net reinstatement premiums earned from the 2021 Weather-Related Large Losses. In comparison, the nine months ended September 30, 2020 was impacted by the 2020 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $428.7 million and added 15.0 percentage points to the combined ratio.
The decrease in the net claims and claim expense ratio for prior accident years reflected net favorable development of 17.2% for the catastrophe class of business and 2.2% for the other property class of business, primarily related to the 2017 to 2019 accident years. The underwriting expense ratio decreased 3.4 percentage points, principally driven by improved operating leverage, combined with higher net premiums earned as a result of the reinstatement premiums associated with the 2021 Weather-Related Large Losses.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2021	2020	Change
(in thousands, except percentages)
Gross premiums written	$2,946,713	$2,179,824	$766,889
Net premiums written	$2,329,925	$1,592,595	$737,330
Net premiums earned	$1,870,952	$1,494,303	$376,649
Net claims and claim expenses incurred	1,265,457	1,123,527	141,930
Acquisition expenses	524,701	380,726	143,975
Operational expenses	57,801	56,195	1,606
Underwriting income (loss)	$22,993	$(66,145)	$89,138

Net claims and claim expenses incurred – current accident year	$1,272,088	$1,147,354	$124,734
Net claims and claim expenses incurred – prior accident years	(6,631)	(23,827)	17,196
Net claims and claim expenses incurred – total	$1,265,457	$1,123,527	$141,930

Net claims and claim expense ratio – current accident year	68.0%	76.8%	(8.8)%
Net claims and claim expense ratio – prior accident years	(0.4)%	(1.6)%	1.2%
Net claims and claim expense ratio – calendar year	67.6%	75.2%	(7.6)%
Underwriting expense ratio	31.2%	29.2%	2.0%
Combined ratio	98.8%	104.4%	(5.6)%

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2021, our Casualty and Specialty segment gross premiums written increased by $766.9 million, or 35.2%, to $2.9 billion, compared to $2.2 billion in the nine months ended September 30, 2020. The increase was primarily due to growth in general casualty, professional liability and other specialty lines of business. This growth reflects increases in new and existing business, combined with rate improvements.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2021	2020	Change
(in thousands)
Ceded premiums written	$616,788	$587,229	$29,559

Ceded premiums written in our Casualty and Specialty segment increased by 5.0%, to $616.8 million, in the nine months ended September 30, 2021, compared to $587.2 million in the nine months ended September 30, 2020, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $23.0 million in the nine months ended September 30, 2021, compared to an underwriting loss of $66.1 million in the nine months ended September 30, 2020. In the nine months ended September 30, 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.6%, an underwriting expense ratio of 31.2% and a combined ratio of 98.8%, compared to 75.2%, 29.2% and 104.4%, respectively, in the nine months ended September 30, 2020. The underwriting loss in the nine months ended September 30, 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $113.7 million, which added 7.6 percentage points to the combined ratio during the nine months ended September 30, 2020.
The decrease in the Casualty and Specialty segment combined ratio in the nine months ended September 30, 2021 was principally driven by a decrease of 7.6 percentage points in the net claims and claim expense ratio, primarily as a result of the impact of losses associated with the COVID-19 pandemic in the prior period. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $6.6 million, or 0.4 percentage points, during the nine months ended September 30, 2021. The net favorable development during the nine months ended September 30, 2021 was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The increase in the underwriting expense ratio in the nine months ended September 30, 2021 was driven by an increase in the net acquisition expense ratio, principally due to the effect of reduced profit commissions associated with the increased losses on our mortgage guaranty book, as well as the effects of purchase accounting amortization related to the acquisition of TMR, which improved the ratio in the nine months ended September 30, 2020, partially offset by continued improvement in operating leverage.
Fee Income

Nine months ended September 30,	2021	2020	Change
(in thousands)
Management fee income
Joint ventures	$34,471	$37,041	$(2,570)
Structured reinsurance products and other	26,097	26,121	(24)
Managed funds	23,780	21,536	2,244
Total management fee income	84,348	84,698	(350)

Performance fee income
Joint ventures	11,883	12,151	(268)
Structured reinsurance products and other	2,525	5,955	(3,430)
Managed funds	(275)	6,452	(6,727)
Total performance fee income	14,133	24,558	(10,425)
Total fee income	$98,481	$109,256	$(10,775)

In the nine months ended September 30, 2021, total fee income earned through various joint ventures, managed funds and certain structured retrocession agreements to which we are a party decreased $10.8 million, to $98.5 million, as compared to $109.3 million in the nine months ended September 30, 2020, primarily driven by lower performance fee income due to the impact of the 2021 Weather-Related Large Losses on our joint ventures, managed funds and structured reinsurance agreements.

The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income, (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Nine months ended September 30,	2021	2020	Change
(in thousands)
Underwriting income (loss)(1)	$49,213	$51,665	$(2,452)
Equity in earnings of other ventures	50	74	(24)
Net income (loss) attributable to redeemable noncontrolling interest	49,218	57,517	(8,299)
Total fee income	98,481	109,256	(10,775)

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses.
In addition to the $49.2 million of fee income earned through joint ventures, managed funds and certain structured retrocession agreements to which we are a party that is recorded through underwriting income (loss), as detailed above, we also earn fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Nine months ended September 30,	2021	2020	Change
(in thousands)
Underwriting income (loss)	$49,213	$51,665	$(2,452)
Underwriting income - additional fee income on underwriting-related activities	54,708	41,273	13,435
Total fees recorded through underwriting income	103,921	92,938	10,983
Impact of Total fees recorded through underwriting income on the combined ratio	2.7%	3.2%	(0.5)%

The total fees recorded through underwriting income earned by us in the nine months ended September 30, 2021 that were recorded as a reduction to operating expenses and acquisition expenses were $94.7 million and $9.2 million, respectively (2020 - $85.4 million and $7.5 million, respectively).
Net Investment Income

Nine months ended September 30,	2021	2020	Change
(in thousands)
Fixed maturity investments trading	$179,268	$211,303	$(32,035)
Short term investments	1,869	19,752	(17,883)
Equity investments trading	4,940	4,776	164
Other investments
Catastrophe bonds	48,333	41,284	7,049
Other	20,711	5,334	15,377
Cash and cash equivalents	223	2,782	(2,559)
	255,344	285,231	(29,887)
Investment expenses	(16,348)	(12,910)	(3,438)
Net investment income	$238,996	$272,321	$(33,325)

Net investment income was $239.0 million in the nine months ended September 30, 2021, compared to $272.3 million in the nine months ended September 30, 2020, a decrease of $33.3 million. Impacting our net investment income for the nine months ended September 30, 2021 were lower yields in our fixed maturity and short term investment portfolios, primarily as a result of general decline in credit spreads and an increased allocation to lower yielding short term and U.S. treasury investments from other fixed maturity investments as compared to 2020.
Net Realized and Unrealized (Losses) Gains on Investments

Nine months ended September 30,	2021	2020	Change
(in thousands)
Net realized gains on fixed maturity investments trading	$81,060	$219,001	$(137,941)
Net unrealized (losses) gains on fixed maturity investments trading	(289,872)	193,649	(483,521)
Net realized and unrealized (losses) gains on fixed maturity investments trading	(208,812)	412,650	(621,462)
Net realized and unrealized gains on investments-related derivatives	3,476	59,586	(56,110)
Net realized gains on equity investments trading	255,902	1,999	253,903
Net unrealized (losses) gains on equity investments trading	(279,938)	109,291	(389,229)
Net realized and unrealized (losses) gains on equity investments trading	(24,036)	111,290	(135,326)
Net realized and unrealized (losses) gains on other investments - catastrophe bonds	(25,075)	2,711	(27,786)
Net realized and unrealized gains (losses) on other investments - other	57,831	(24,346)	82,177
Net realized and unrealized (losses) gains on investments	$(196,616)	$561,891	$(758,507)

Net realized and unrealized losses on investments were $196.6 million in the nine months ended September 30, 2021, compared to net realized and unrealized gains of $561.9 million in the nine months ended September 30, 2020, a decrease of $758.5 million. Principally impacting our net realized and unrealized losses on investments in the nine months ended September 30, 2021 were:
•net realized and unrealized losses on our fixed maturity investments trading of $208.8 million compared to net realized and unrealized gains of $412.7 million in the nine months ended September 30, 2020, a decrease in the net realized and unrealized gains of $621.5 million, principally driven by increasing yields on medium to longer-duration U.S. treasuries and a general increase in some credit spreads during the nine months ended September 30, 2021;
•net realized and unrealized losses on equity investments trading of $24.0 million compared to net realized and unrealized gains of $111.3 million in the nine months ended September 30, 2020, a decrease in net realized and unrealized gains of $135.3 million. The net realized and unrealized losses in the nine months ended September 30, 2021 were principally driven by net realized and unrealized losses of $68.8 million from our strategic investment in Trupanion, Inc., offset by net realized and unrealized gains on other equity investments of $44.8 million;
•net realized and unrealized gains on our other investments of $57.8 million compared to net realized and unrealized losses of $24.3 million in the nine months ended September 30, 2020, an improvement of $82.2 million, principally driven by fair value appreciation of underlying investments which favorably impacted our portfolio of fund investments; and
•net realized and unrealized gains on investments-related derivatives of $3.5 million compared to $59.6 million in the nine months ended September 30, 2020, a decrease of $56.1 million, principally driven by realized and unrealized gains on our interest rate futures for the nine months ended September 30, 2020, which were favorably impacted by declining interest rate environments from the recovery in financial markets following the COVID-19 pandemic.

Net Foreign Exchange (Losses) Gains

Nine months ended September 30,	2021	2020	Change
(in thousands)
Net foreign exchange (losses) gains	$(24,309)	$4,503	$(28,812)

In the nine months ended September 30, 2021, net foreign exchange losses were $24.3 million compared to a $4.5 million net foreign exchange gain in the nine months ended September 30, 2020. The net foreign exchange loss was primarily driven by losses attributable to third party investors in Medici and foreign exchange losses generated by underwriting activities.
Equity in Earnings of Other Ventures

Nine months ended September 30,	2021	2020	Change
(in thousands)
Tower Hill Companies	$(3,321)	$7,692	$(11,013)
Top Layer Re	6,100	7,036	(936)
Other	5,700	4,334	1,366
Total equity in earnings of other ventures	$8,479	$19,062	$(10,583)

Earnings from our investments in other ventures was $8.5 million in the nine months ended September 30, 2021, compared to earnings of $19.1 million in the nine months ended September 30, 2020, a decrease of $10.6 million, principally driven by reduced profitability of our equity investments in the Tower Hill group of companies (the “Tower Hill Companies”), primarily as a result of underwriting losses during the nine months ended September 30, 2021.
Other Income (Loss)

Nine months ended September 30,	2021	2020	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for at fair value	$(390)	$(5,210)	4,820
Other	4,839	1,049	3,790
Total other income (loss)	$4,449	$(4,161)	$8,610

In the nine months ended September 30, 2021, we generated other income of $4.4 million, compared to other losses of $4.2 million in the nine months ended September 30, 2020, an increase of $8.6 million, driven by a gain on the sale of a portion of our strategic investments and lower losses resulting from fewer written assumed and ceded reinsurance contracts accounted for at fair value during the nine months ended September 30, 2021 .
Corporate Expenses

Nine months ended September 30,	2021	2020	Change
(in thousands)
Corporate expenses	$30,726	$75,939	$(45,213)

Corporate expenses decreased $45.2 million to $30.7 million, in the nine months ended September 30, 2021, compared to $75.9 million in the nine months ended September 30, 2020. The decrease of $45.2 million was primarily due to higher expenses in the nine months ended September 30, 2020 resulting from the sale of RenaissanceRe UK, executive compensation charges and costs associated with the acquisition of TMR in the nine months ended September 30, 2020.

Income Tax Benefit (Expense)

Nine months ended September 30,	2021	2020	Change
(in thousands)
Income tax benefit (expense)	$29,284	$(12,785)	$42,069

In the nine months ended September 30, 2021, we recognized an income tax benefit of $29.3 million, compared to an income tax expense of $12.8 million in the nine months ended September 30, 2020. The income tax benefit in the nine months ended September 30, 2021 was principally driven by underwriting losses in our taxable jurisdictions and unrealized investment losses in our U.S. based operations, while the income tax expense in the prior comparative period was principally driven by unrealized investment gains in our U.S. based operations.
Net (Loss) Income Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2021	2020	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(158,030)	$146,664	$(304,694)
Redeemable noncontrolling interest - Medici	5,072	42,436	$(37,364)
Redeemable noncontrolling interest - Vermeer	21,157	47,020	$(25,863)
Net (loss) income attributable to redeemable noncontrolling interests	$(131,801)	$236,120	$(367,921)

Our net loss attributable to redeemable noncontrolling interests was $131.8 million compared to net income attributable to redeemable noncontrolling interests of $236.1 million in the nine months ended September 30, 2020, a decrease of $367.9 million. The decrease was primarily driven by the 2021 Weather-Related Large Losses, as well as investment losses, and a decrease in Medici net income due to foreign exchange losses that were primarily attributable to noncontrolling interests during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2021. Certain of our subsidiaries and branches are required to file financial condition reports (“FCRs”) with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020.

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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may contribute capital to its subsidiaries. For example, during 2019, RenaissanceRe contributed capital to RenaissanceRe Specialty Holdings (UK) Limited to fund the acquisition of TMR and made a capital contribution to Renaissance Reinsurance to increase its shareholders’ equity, consistent with past practice following a significant acquisition and to support growth in premiums, in 2020, RenaissanceRe contributed capital to RREAG to support additional growth in our European business, and in 2021 we contributed capital to RenaissanceRe Specialty U.S. Ltd. to support additional underwriting activities. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. In certain instances, we are required to make capital contributions to our subsidiaries, for example, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
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
While we expect that our liquidity needs will continue to be met by our cash receipts from operations, relatively low investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, future cash flows from operating activities cannot be accurately predicted and may fluctuate significantly between individual quarters and years. In addition, due to the magnitude and complexity of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates, which would impact our cash flows from operations.
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
Credit Facilities
In addition, we, and certain of our subsidiaries, joint ventures and managed funds, maintain credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At September 30, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	380,584
Unsecured	361,145
Funds at Lloyd’s Letter of Credit Facility	225,000
$966,729

(1)     At September 30, 2021, no amounts were issued or drawn under this facility.
There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2020.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2021, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £686.1 million (December 31, 2020 - £696.2 million). Actual FAL posted for Syndicate 1458 at September 30, 2021 by RenaissanceRe Corporate Capital (UK) Limited was $936.2 million (December 31, 2020 - $874.2 million), supported by a $225.0 million letter of credit and a $711.2 million deposit of cash and fixed maturity securities (December 31, 2020 - $225.0 million and $649.2 million, respectively).
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
Multi-Beneficiary Reinsurance Trusts
Assets held under trust at September 30, 2021 with respect to our multi-beneficiary reinsurance trusts totaled $1.2 billion and $273.5 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $1.3 billion and $289.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $591.1 million and $200.1 million, respectively, at September 30, 2021 (December 31, 2020 - $878.2 million and $270.5 million, respectively).
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Assets held under trust at September 30, 2021 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $131.1 million and $155.6 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2020 - $74.4 million and $90.1 million, respectively), compared to the minimum amount required under U.S. state regulations of $122.6 million and $147.1 million, respectively (December 31, 2020 - $70.0 million and $86.5 million, respectively). RREAG established a multi-beneficiary reduced collateral reinsurance trust effective January 1, 2021 and the assets held under trust at September 30, 2021 totaled $86.1 million, compared to the minimum amount required under U.S. state regulations of $76.9 million.
Cash Flows

Nine months ended September 30,	2021	2020
(in thousands)
Net cash provided by operating activities	$801,880	$1,329,779
Net cash used in investing activities	(654,895)	(2,054,819)
Net cash (used in) provided by financing activities	(447,819)	632,307
Effect of exchange rate changes on foreign currency cash	4,755	1,043
Net decrease in cash and cash equivalents	(296,079)	(91,690)
Cash and cash equivalents, beginning of period	1,736,813	1,379,068
Cash and cash equivalents, end of period	$1,440,734	$1,287,378

2021
During the nine months ended September 30, 2021, our cash and cash equivalents decreased by $296.1 million, to $1.4 billion at September 30, 2021, compared to $1.7 billion at December 31, 2020.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2021 were $801.9 million, compared to $1.3 billion during the nine months ended September 30, 2020. Cash flows provided by operating activities during the nine months ended September 30, 2021 were primarily the result of certain adjustments to reconcile our net loss of $391.7 million to net cash provided by operating activities, including:
•an increase in reserve for claims and claim expenses of $2.9 billion primarily resulting from net claims and claim expenses associated with the 2021 Weather-Related Large Losses;
•an increase in unearned premiums of $1.3 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reinsurance balances payable of $475.8 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; partially offset by
•an increase in premiums receivable of $1.2 billion due to the timing of receipts and increase in our gross premiums written;
•an increase in reinsurance recoverable of $1.3 billion due to the increase in net claims and claim expenses and recoverables associated with the 2021 Weather-Related Large Losses;
•an increase of $314.0 million in our prepaid reinsurance premiums due to an increase in ceded premiums written; and
•a decrease in other operating cash flows of $520.0 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2021, which were recorded in other liabilities at December 31, 2020. During the nine months ended September 30, 2021, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for the nine months ended September 30, 2021. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows used in investing activities. During the nine months ended September 30, 2021, our cash flows used in investing activities were $654.9 million, principally reflecting net purchases of fixed maturity investments trading of $735.7 million and net purchases of other investments of $421.3 million, partially offset by cash flow from net sales of short term investments of $363.9 million and net sales of and equity investments trading of $150.8 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the nine months ended September 30, 2021, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows used in financing activities. Our cash flows used in financing activities in the nine months ended September 30, 2021 were $447.8 million, and were principally the result of:
•the repurchase of 4.5 million of our common shares in open market transactions at an aggregate cost of $704.5 million and an average price of $156.46 per common share;
•the redemption of all 11 million of our outstanding 5.375% Series E Preference Shares on August 11, 2021 for $275.0 million;
•dividends paid on our common and preference shares of $51.7 million and $24.4 million, respectively; and partially offset by
•net inflows of $488.9 million associated with the issuance of 20 million of Depository Shares (each representing 1/1000th interest in a share of our 4.20% Series G Preference Shares), net of expenses; and
•net inflows of $128.8 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci.

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
Our total shareholders’ equity attributable to RenaissanceRe and debt was as follows:

	At September 30, 2021	At December 31, 2020	Change
(in thousands)
Common shareholders’ equity	$5,999,514	$7,035,248	$(1,035,734)
Preference shares	750,000	525,000	225,000
Total shareholders’ equity attributable to RenaissanceRe	6,749,514	7,560,248	(810,734)
3.600% Senior Notes due 2029	393,076	392,391	685
3.450% Senior Notes due 2027	297,157	296,787	370
3.700% Senior Notes due 2025	298,705	298,428	277
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,891	148,659	232
Total debt	$1,137,829	$1,136,265	$1,564
Total shareholders’ equity attributable to RenaissanceRe and debt	$7,887,343	$8,696,513	$(809,170)

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
During the nine months ended September 30, 2021, our total shareholders’ equity attributable to RenaissanceRe and debt decreased by $0.8 billion, to $7.9 billion.
Our shareholders’ equity attributable to RenaissanceRe decreased $0.8 billion during the nine months ended September 30, 2021 principally as a result of:
•the repurchase of 4.5 million common shares in open market transactions at an aggregate cost of $704.5 million and an average price of $156.46 per common share;
•the redemption of all Series E 5.375% Preference Shares for $275.0 million plus accrued and unpaid dividends thereon;
•our comprehensive loss attributable to RenaissanceRe of $260.0 million; and
•$51.7 million and $24.4 million of dividends on our common and preference shares, respectively; and partially offset by
•raising $500.0 million in gross proceeds in July 2021 through the issuance of 20,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a share of our 4.20% Series G Preference Shares.
Our debt increased $1.6 million during the nine months ended September 30, 2021.
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

Investments
The table below shows our invested assets:

	September 30, 2021		December 31, 2020		Change
(in thousands, except percentages)
U.S. treasuries	$6,730,967	32.3%	$4,960,409	24.1%	$1,770,558
Agencies	297,057	1.4%	368,032	1.8%	(70,975)
Non-U.S. government	495,243	2.4%	491,531	2.4%	3,712
Non-U.S. government-backed corporate	409,322	2.0%	338,014	1.6%	71,308
Corporate	3,346,556	16.0%	4,261,025	20.7%	(914,469)
Agency mortgage-backed	754,118	3.6%	1,113,792	5.4%	(359,674)
Non-agency mortgage-backed	243,654	1.2%	291,444	1.4%	(47,790)
Commercial mortgage-backed	621,153	3.0%	791,272	3.8%	(170,119)
Asset-backed	941,178	4.5%	890,984	4.3%	50,194
Total fixed maturity investments, at fair value	13,839,248	66.4%	13,506,503	65.5%	332,745
Short term investments, at fair value	4,667,273	22.4%	4,993,735	24.3%	(326,462)
Equity investments trading, at fair value	527,839	2.5%	702,617	3.4%	(174,778)
Other investments, at fair value	1,738,737	8.4%	1,256,948	6.2%	481,789
Total managed investment portfolio	20,773,097	99.7%	20,459,803	99.4%	313,294
Investments in other ventures, under equity method	93,344	0.3%	98,373	0.6%	(5,029)
Total investments	$20,866,441	100.0%	$20,558,176	100.0%	$308,265

At September 30, 2021, we held investments totaling $20.9 billion, compared to $20.6 billion at December 31, 2020. Our investment guidelines stress preservation of capital, market liquidity, and diversification of risk. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. In addition to the information presented above and below, see “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the fair value measurement of our investments, respectively.

As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect, from time to time, to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investment portfolio consists of highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, private equity investments and fund investments).
Other Investments
The table below shows our portfolio of other investments:

	September 30, 2021	December 31, 2020	Change
(in thousands)
Catastrophe bonds	$1,037,640	$881,290	$156,350
Private equity investments	84,587	79,807	4,780
Fund investments	616,510	295,851	320,659
Total other investments	$1,738,737	$1,256,948	$481,789

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of our fund investments, which principally invest in certain private equity and private credit asset classes, senior secured bank loan funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net asset valuation criteria established by the managers of such investments, if applicable. The net asset valuation criteria established by the managers of such investments is established in accordance with the governing documents of such investments. Many of our fund investments are subject to restrictions on redemptions and sales which are determined by the governing documents and limit our ability to liquidate these investments in the short term.
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and senior secured bank loan funds and three months for private equity funds and private credit funds, although we have occasionally experienced delays of up to six months at year end, as certain funds typically complete their year-end audits before releasing their final net asset value statements.
In circumstances where there is a reporting lag between the current period end reporting date and the reporting date of the latest fund valuation, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuations, adjusting these valuations for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods, where necessary. Actual final fund valuations may differ, perhaps materially so, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Included in net realized and unrealized (losses) gains on investments for the nine months ended September 30, 2021 is income of $7.0 million (2020 - loss of $2.4 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. See “Note 4. Fair Value

Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to private equity investments, fund investments and investments in other ventures of $2.3 billion, of which $1.1 billion has been contributed at September 30, 2021. Our remaining commitments to these investments at September 30, 2021 totaled $1.2 billion. In the future, we may enter into additional commitments in respect of private equity investments or individual portfolio company investment opportunities.
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
The ratings of our principal operating subsidiaries and joint ventures as of October 21, 2021 are presented below.

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
As of October 21, 2021, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2020.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
In March 2020, the SEC issued Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities (“Release 33-10762”). Release 33-10762 simplifies the disclosure requirements related to certain registered securities under Rules 3-10 and 3-16 of SEC Regulation S-X, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the quarter ended March 31, 2021.
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2020 and “Note 7. Debt and Credit Facilities” included herein.
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
Summarized Balance Sheets

(in thousands)	September 30, 2021	December 31, 2020
Assets
Receivables due from non-obligor subsidiaries	$8,023	$11,662
Other current assets	129,008	251,415
Total current assets	$137,031	$263,077

Goodwill and other intangibles	$109,223	$112,110
Loan receivable from non-obligor subsidiaries	878,960	841,450
Other noncurrent assets	2,365,325	2,963,307
Total noncurrent assets	$3,353,508	$3,916,867

Liabilities
Payables due to non-obligor subsidiaries	$4,939	$10,281
Other current liabilities	44,530	25,645
Total current liabilities	$49,469	$35,926

Loan payable to non-obligor subsidiaries	$203,304	$201,062
Other noncurrent liabilities	1,090,502	1,093,711
Total noncurrent liabilities	$1,293,806	$1,294,773

Summarized Statement of Operations

(in thousands)	Nine months ended September 30, 2021
Revenues
Intercompany revenue with non-obligor subsidiaries	$49,673
Other revenue	3,286
Total revenues	52,959
Expenses
Intercompany expense with non-obligor subsidiaries	31,279
Other expense	51,741
Total expenses	83,020
Income tax benefit	4,729
Net loss	(25,332)
Dividends on RenaissanceRe preference shares	(24,423)
Net loss attributable to Obligor Group	$(49,755)

EFFECTS OF INFLATION
General economic inflation has increased and there is a risk of inflation remaining elevated for an extended period, which could, among other things, cause claims and claim expenses to increase and also impact the performance of our investment portfolio. This risk may be exacerbated by the steps taken by governments and central banks throughout the world in responding to the COVID-19 pandemic. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
OFF-BALANCE SHEET AND SPECIAL PURPOSE ENTITY ARRANGEMENTS
At September 30, 2021, we had not entered into any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
CONTRACTUAL OBLIGATIONS
In the normal course of business, we are party to a variety of contractual obligations as summarized in our Form 10-K for the year ended December 31, 2020. We consider these contractual obligations when assessing our liquidity requirements. As of September 30, 2021, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2020.
CURRENT OUTLOOK
General Economic Conditions
In 2021, we have continued to grow gross premiums written across both of our segments, and have broadened our access to risk, writing more lines of business on more platforms. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. This has afforded us significant flexibility to react when the world changes.
We have been actively managing our capital in 2021. We believe that our shares have been trading at attractive levels, which provides us with additional options to manage excess capital. If this trend continues, we expect to utilize our strong capital position to continue to return excess capital to shareholders. The relative attractiveness of our shares as compared to other capital deployment opportunities increases the hurdle rate against deploying excess capital into our business and furthers our focus on writing business that we believe will create superior returns for shareholders. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.
In the third quarter of 2021, we also reduced our cost of capital by redeeming our more expensive Series E Preference Shares and replacing them with a new issuance of less expensive Series G Preference Shares. Having the right capital at the right time has allowed us to pivot quickly and take advantage of opportunities as they arise.
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
We continue to closely monitor recent tax reform proposals and announcements, including the OECD’s October 2021 announcement of a framework for instituting a global minimum corporate tax. Tax law changes globally, and in the jurisdictions where we operate, could increase tax burdens on companies operating in such jurisdictions, or operating multilaterally, or which transact in or with respect to such jurisdictions. At this time, the practical details of how a global minimum corporate tax would be implemented are not clear, so we cannot anticipate or estimate the costs to us of this or any other such future initiatives. However, we believe that the flexible global operating model that we have utilized will continue to prove resilient.
Reinsurance Market Trends and Developments
We believe that market conditions have created significant opportunities to source attractive risk in the lines of business that we write, and that we believe will result in superior returns for our shareholders. We continue to see strong growth across both segments.
We believe that we are uniquely positioned to write a variety of risks, leveraging the enhancements we made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We plan to continue to seek to take advantage of additional opportunities throughout the year and believe that strategic decisions that we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
In 2021, the insurance and reinsurance markets have been impacted by several significant loss events, including Hurricane Ida and the severe flooding in Northwestern Europe in the third quarter. Given these and other catastrophe events, we anticipate that retrocessional coverage may be limited in 2022, and that what is available may be more expensive, which may impact our approach in 2022.
Property. As we begin to look ahead to the January 1 renewal, we expect that we will see increased rates and better terms across our Property book as a result of the impact of catastrophe events during the year, as well as the impacts of social and price inflation and increased demand for our products due to increasing focus on the impact of climate change. In particular, we expect to see these trends materialize in the property catastrophe line of business which has experienced larger losses and smaller rate increases as compared to certain other lines of business. Additionally, we anticipate that dislocation in the other property class of business will continue to provide opportunities for growth.
Casualty and Specialty. We continue to see acceleration in the underlying rate increases across multiple lines of business and geographies within our Casualty and Specialty segment, and we expanded participation on multiple casualty and specialty lines. We believe that our book of business is beginning to reflect the rate improvements that we have seen over the past several years. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2020, during the nine months ended September 30, 2021. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2020 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On July 28, 2021, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2021, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
July 1 - 30, 2021 (1)	999,000	$149.70	114	$152.75	998,886	$149.70	496,033
August 1 - 31, 2021	392,869	$156.76	203	$150.88	392,666	$156.76	434,479
September 1 - 30, 2021	91,293	$139.31	—	$—	91,293	$139.31	421,761
Total	1,483,162	$150.93	317	$151.55	1,482,845	$150.93	$421,761

(1)On July 28, 2021, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million.
During the nine months ended September 30, 2021, pursuant to our publicly announced share repurchase program, we repurchased 4.5 million common shares at an aggregate cost of $704.5 million and an average price of $156.46 per common share. At September 30, 2021, $421.8 million remained available for repurchase under the share repurchase program. Subsequent to September 30, 2021 and through the period ended October 21, 2021, we repurchased 518 thousand common shares at an aggregate cost of $75.3 million and an average price of $145.45 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
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

Date: October 26, 2021    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 26, 2021    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)