Form 10-K
period 2021-12-31
RENAISSANCERE HOLDINGS LTD
filed 2022-02-04
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company, as defined in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2021 was $7.1 billion based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 2, 2022 was 43,982,413.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2021, of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:

•our exposure to natural and non-natural catastrophic events and circumstances and the variance they may cause in our financial results;
•the effect of climate change on our business, including the trend towards increasingly frequent and severe climate events;
•the effectiveness of our claims and claim expense reserving process;
•the effect of emerging claims and coverage issues;
•the highly competitive nature of our industry, resulting in consolidation of competitors, customers and (re)insurance brokers, and our reliance on a small and decreasing number of brokers;
•the historically cyclical nature of the (re)insurance industries;
•collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms;
•the ability of our ceding companies and delegated authority counterparties to accurately assess the risks they underwrite;
•our ability to maintain our financial strength ratings;
•the impact of large non-recurring contracts and reinstatement premiums on our financial results;
•our ability to attract and retain key executives and employees;
•the effect of cybersecurity risks, including technology breaches or failure;
•the performance of our investment portfolio and financial market volatility;
•the effects of inflation;
•our ability to successfully implement our business, strategies and initiatives, and the success of any of our strategic investments or acquisitions, including our ability to manage our operations as our product and geographical diversity increases;
•our exposure to credit loss from counterparties;
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
•our ability to comply with covenants in our debt agreements;
•a contention by the IRS that any of our Bermuda subsidiaries are subject to taxation in the U.S.;
•the effects of possible future tax reform legislation and regulations, including changes to the tax treatment of our shareholders or investors in our joint ventures or other entities we manage;
•our ability to determine any impairments taken on our investments;
•the uncertainty of the continuing and future impact of the COVID-19 pandemic, including measures taken in response thereto and the effect of legislative, regulatory and judicial influences on our potential reinsurance, insurance and investment exposures, or other effects that it may have;
•foreign currency exchange rate fluctuations;
•our ability to raise capital if necessary;
•our ability to comply with applicable sanctions and foreign corrupt practices laws;
•our dependence on the ability of our operating subsidiaries to declare and pay dividends;
•aspects of our corporate structure that may discourage third-party takeovers and other transactions; and
•difficulties investors may have in serving process or enforcing judgments against us in the U.S.
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
Defined terms used throughout this Form 10-K are included in the “Glossary of Defined Terms” at the end of “Part I, Item 1. Business” of this Form 10-K. We have also included a “Glossary of Selected Insurance and Reinsurance Terms” at the end of “Part I, Item 1. Business” of this Form 10-K.
All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated.
Due to rounding, numbers presented in the tables included in this Form 10-K may not add up precisely to the totals provided.
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K., and the U.S. To best serve our clients in the places they do business, we have operating subsidiaries, branches, joint ventures, managed funds and underwriting platforms around the world. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S., RREAG, Renaissance Reinsurance of Europe and our Lloyd’s syndicate, Syndicate 1458. We write property and casualty and specialty reinsurance through our wholly-owned operating subsidiaries, joint ventures, managed funds and Syndicate 1458 and certain insurance products primarily through Syndicate 1458 and RenaissanceRe Specialty U.S. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses, and also writes business through delegated authority arrangements. We also underwrite reinsurance on behalf of joint ventures, including DaVinci, Top Layer Re, Upsilon RFO and Vermeer. In addition, through Medici, we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our current business strategy focuses predominantly on writing reinsurance, although as we grow our casualty and specialty and other property lines of business, we are increasingly writing excess and surplus lines insurance through delegated authority arrangements. We also pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments directed at classes of risk other than catastrophe reinsurance. From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.
We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds. The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
A meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes. Our results depend to a large extent on the frequency and severity of these catastrophic events, and the coverages we offer to customers that are affected by these events. We are exposed to significant losses from these catastrophic events and other exposures we cover, which primarily impact our Property segment, in both the property catastrophe and other property lines of business. Accordingly, we expect a significant degree of volatility in our financial results and our financial results may vary significantly from quarter-to-quarter and from year-to-year, based on the level of insured catastrophic losses occurring around the world. Our Casualty and Specialty business, which represents approximately half of our gross premiums written annually, is an efficient use of capital that is generally less correlated with our Property business. It allows us to bring additional capacity to our clients, across a wider range of product offerings, while continuing to be good stewards of our shareholders’ capital.
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created, and manage, multiple capital vehicles across several jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. In addition, our differentiated strategy and capabilities position us to pursue bespoke or large solutions for clients, which may be non-recurring. This, and other factors including the timing of contract inception, could result in significant volatility of premiums in both our Property and Casualty and Specialty segments. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
CORPORATE STRATEGY
Our mission is to match desirable, well-structured risks with efficient sources of capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to protect communities and enable prosperity. Our strategy for achieving these objectives, which is supported by our core values, our principles and our culture, is to operate an integrated system of what we believe are our three competitive advantages: superior customer relationships, superior risk selection and superior capital management. We believe all three competitive advantages are required to achieve our objectives, and we aim to seamlessly coordinate the delivery of these competitive advantages for the benefit of our shareholders, ceding insurers, brokers, investors in our joint ventures and managed funds, and other stakeholders.
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
Superior Risk Selection. We aim to build a portfolio of risks that produces an attractive risk-adjusted return on utilized capital. We develop a perspective of each risk using both our underwriters’ expertise and sophisticated risk selection techniques, including computer models and databases such as REMS©. We pursue a disciplined approach to underwriting and seek to select only those risks that we believe will produce a portfolio with an attractive return, subject to prudent risk constraints. We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.
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
SEGMENTS
Our reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds; and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds. In addition to our two reportable segments, we have an Other category, which primarily includes our strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and certain expenses related to acquisitions and dispositions.
The following table shows gross premiums written allocated between our segments. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,	2021		2020		2019
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property	$3,958,724	50.5%	$2,999,142	51.7%	$2,430,985	50.6%
Casualty and Specialty	3,875,074	49.5%	2,807,023	48.3%	2,376,765	49.4%
Total gross premiums written	$7,833,798	100.0%	$5,806,165	100.0%	$4,807,750	100.0%

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

The following table shows gross premiums written allocated between excess of loss, proportional and delegated authority for each of our segments:

Year ended December 31, 2021	Property	Casualty and Specialty	Total
(in thousands)
Excess of loss	$2,485,999	$663,749	$3,149,748
Proportional	924,342	2,853,339	3,777,681
Delegated authority	548,383	357,986	906,369
Total gross premiums written	$3,958,724	$3,875,074	$7,833,798

Year ended December 31, 2020
(in thousands)
Excess of loss	$2,075,961	$626,468	$2,702,429
Proportional	656,653	1,925,884	2,582,537
Delegated authority	266,528	254,671	521,199
Total gross premiums written	$2,999,142	$2,807,023	$5,806,165

Year ended December 31, 2019
(in thousands)
Excess of loss	$1,758,787	$508,515	$2,267,302
Proportional	546,405	1,583,554	2,129,959
Delegated authority	125,793	284,696	410,489
Total gross premiums written	$2,430,985	$2,376,765	$4,807,750

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

Year ended December 31,	2021		2020		2019
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Catastrophe	$2,235,736	56.5%	$1,886,785	62.9%	$1,595,472	65.6%
Other property	1,722,988	43.5%	1,112,357	37.1%	835,513	34.4%
Total Property segment gross premiums written	$3,958,724	100.0%	$2,999,142	100.0%	$2,430,985	100.0%

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
Casualty and Specialty Segment
We write casualty and specialty reinsurance and insurance covering primarily targeted classes of business where we believe we have a sound basis for underwriting and pricing the risk we assume. This business is predominantly reinsurance, however our book of insurance business has been increasing in recent periods, and may continue to do so. The following table shows gross premiums written in our Casualty and Specialty segment aggregated by class of business:

Year ended December 31,	2021		2020		2019
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
General casualty (1)	$1,258,536	32.5%	$904,594	32.2%	$807,901	34.0%
Professional liability (2)	1,283,864	33.1%	836,120	29.8%	650,750	27.4%
Financial lines (3)	498,946	12.9%	514,192	18.3%	457,000	19.2%
Other (4)	833,728	21.5%	552,117	19.7%	461,114	19.4%
Total Casualty and Specialty segment gross premiums written	$3,875,074	100.0%	$2,807,023	100.0%	$2,376,765	100.0%

(1)	Includes automobile liability, casualty clash, employer’s liability, umbrella or excess casualty, workers’ compensation and general liability.
(2)	Includes directors and officers, medical malpractice, and professional indemnity.
(3)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.
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
Our Casualty and Specialty segment also offers certain casualty insurance products through Syndicate 1458, including general liability, medical malpractice and professional liability. Syndicate 1458 also writes business through delegated authority arrangements.
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
Geographic Breakdown
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean market, which represented 50.8% of our gross premiums written for the year ended December 31, 2021. A significant amount of our U.S. and Caribbean premium provides coverage against windstorms (mainly U.S. Atlantic hurricanes), earthquakes and other natural and man-made catastrophes.
The following table sets forth the amounts and percentages of our gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2021		2020		2019
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property Segment
U.S. and Caribbean	$2,257,088	28.8%	$1,683,538	29.0%	$1,368,205	28.4%
Worldwide	1,188,737	15.2%	889,917	15.3%	643,744	13.4%
Europe	253,678	3.2%	189,587	3.3%	182,544	3.8%
Japan	114,981	1.5%	102,228	1.8%	90,328	1.9%
Worldwide (excluding U.S.) (1)	34,742	0.4%	62,058	1.1%	79,393	1.7%
Australia and New Zealand	69,188	0.9%	40,243	0.7%	32,203	0.7%
Other	40,310	0.5%	31,571	0.5%	34,568	0.7%
Total Property Segment	3,958,724	50.5%	2,999,142	51.7%	2,430,985	50.6%
Casualty and Specialty Segment
Worldwide	1,746,450	22.3%	1,315,386	22.6%	935,626	19.5%
U.S. and Caribbean	1,721,663	22.0%	1,248,981	21.5%	1,071,170	22.3%
Europe	217,721	2.8%	121,369	2.1%	227,178	4.7%
Worldwide (excluding U.S.) (1)	108,376	1.4%	56,225	1.0%	25,291	0.5%
Australia and New Zealand	29,001	0.4%	12,429	0.2%	34,053	0.7%
Other	51,863	0.6%	52,633	0.9%	83,447	1.7%
Total Casualty and Specialty Segment	3,875,074	49.5%	2,807,023	48.3%	2,376,765	49.4%
Total gross premiums written	$7,833,798	100.0%	$5,806,165	100.0%	$4,807,750	100.0%

(1)    The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).

CAPITAL PARTNERS AND STRATEGIC INVESTMENTS
We pursue a number of other opportunities, including creating and managing our joint ventures and managed funds, executing structured reinsurance transactions to assume or cede risk and managing certain strategic investments.
Managed Joint Ventures and Managed Funds
We actively manage a number of joint ventures and managed funds which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. These joint ventures and managed funds allow us to leverage our access to business and our underwriting capabilities on a larger capital base. Currently, our principal joint ventures and managed funds include DaVinci, Top Layer Re, Medici, Upsilon RFO, Upsilon Fund and Vermeer.
DaVinci
DaVinci was established in 2001 and principally writes property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis. In accordance with DaVinci’s underwriting guidelines, we principally seek to construct for DaVinci a portfolio of short-tail reinsurance risks written primarily alongside Renaissance Reinsurance and certain other operating subsidiaries. From time to time, Renaissance Reinsurance or certain other operating subsidiaries write business for, and then cede it to, DaVinci. Third-party investors subscribe for the majority of the shares of DaVinciRe, DaVinci’s holding company. RUM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive underwriting manager for DaVinciRe in return for a management fee and a performance fee. Our noncontrolling economic ownership in DaVinciRe was 28.7% at December 31, 2021 (2020 - 21.4%).
Top Layer Re
Top Layer Re was established in 1999 and writes high excess non-U.S. property catastrophe reinsurance. Top Layer Re is owned 50% by State Farm and 50% by Renaissance Reinsurance. State Farm provides $3.9 billion of stop loss reinsurance coverage to Top Layer Re. Top Layer Re is managed by RUM in return for a management fee.
Medici
Medici is an exempted fund that was incorporated in Bermuda in 2009. Medici’s objective is to invest substantially all of its assets in various insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors subscribe for the majority of the participating, non-voting common shares of Medici. RFM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive investment fund manager of Medici in return for a management fee. Our economic ownership in Medici was 14.7% at December 31, 2021 (2020 - 15.7%).
Upsilon RFO
In 2013, we formed a managed fund, Upsilon RFO, an exempted company incorporated in Bermuda and registered as a collateralized insurer, principally to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market. Upsilon RFO enhances our efforts to match desirable reinsurance risk with efficient capital through a strategic capital structure. Original business is written directly by Upsilon RFO under fully-collateralized reinsurance contracts capitalized through the sale of non-voting shares to us and Upsilon Fund, or, to a lesser extent, is written directly by Renaissance Reinsurance and then ceded to Upsilon RFO. As a segregated accounts company, Upsilon RFO is permitted to establish segregated accounts to invest in and hold identified pools of assets and liabilities. Each pool of assets and liabilities in each segregated account is ring-fenced from any claims from the creditors of Upsilon RFO’s general account and from the creditors of other segregated accounts within Upsilon RFO.
Upsilon Fund
We incorporated Upsilon Fund, an exempted company incorporated in Bermuda and registered as a segregated accounts company, in 2014. Upsilon Fund is registered as a Class A Professional fund and was formed to provide a fund structure through which third-party investors can invest in property reinsurance risk managed by us. Third-party investors purchase redeemable, non-voting preference shares linked to specific segregated accounts of Upsilon Fund and own 100% of these shares. Upsilon Fund is managed by RFM in return for a management fee and a performance fee. Currently, Upsilon Fund is invested in specific segregated accounts of Upsilon RFO.
Vermeer
In 2018, we formed Vermeer, an exempted company incorporated in Bermuda and registered as a Class 3B insurer, with PGGM, a Dutch pension fund manager. Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is managed by RUM in return for a management fee. We maintain majority voting control of Vermeer, while Stichting Pensioenfonds Zorg en Welzijn, a pension fund represented by PGGM, retains economic benefits.
Strategic Investments
We also pursue strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments may be directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks, such as Insurtech opportunities. We find these investments attractive because of their expected returns, and because they provide us with diversification benefits and information and exposure to other aspects of the market. For example, we have a minority shareholding in Catalina Holdings (Bermuda) Ltd, a long-term consolidator in the non-life insurance/reinsurance run-off sector, which is accounted for at fair value and is included in other investments. Other examples of strategic investments include our investments in the Tower Hill Companies, which are accounted for under the equity method of accounting. We also have investments in Essent Group Ltd. and Trupanion Inc., which are accounted for at fair value and are included in equity investments trading.
The carrying value of these investments on our consolidated balance sheet, individually or in the aggregate, may differ significantly from the realized value we may ultimately attain. For example, we believe that our investments in the Tower Hill Companies, which are recorded under the equity method of accounting in our consolidated financial statements in accordance with GAAP, would attract a significantly higher valuation than what is currently recognized in our consolidated financial statements. However, under GAAP, we are prohibited from recording these investments at fair value. In addition, there is no liquid market for these investments.
Other Transactions
From time to time, we pursue other customized reinsurance and financing transactions. For example, we have participated in, and continuously analyze, other attractive opportunities in the market for insurance-linked securities and derivatives. We believe our products contain a number of customized features designed to fit the needs of our partners, as well as our risk management objectives.
NEW BUSINESS
From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures and managed funds, or the acquisition of, or investment in, other companies or books of business of other companies. This potential diversification includes opportunities to write targeted, additional classes of risk-exposed business, both directly for our own account and through new joint venture opportunities. We also regularly evaluate potential strategic opportunities we believe might utilize our skills, capabilities, proprietary technology and relationships to support possible expansion into further risk-related coverages, services and products. Generally, we focus on underwriting or trading risks where we believe reasonably sufficient data is available and our analytical abilities provide us with a competitive advantage.
We regularly review potential strategic transactions that might improve our portfolio of business, enhance or focus our strategies, expand our distribution or capabilities, or provide other benefits. In evaluating potential new ventures or investments, we generally seek an attractive estimated return on equity, the ability to develop or capitalize on a competitive advantage, and opportunities which we believe will not detract from our core operations. We believe that our ability to attract investment and operational opportunities is supported by our strong reputation and financial resources, and by the capabilities and track record of our Capital Partners and Strategic Investments teams.
COMPETITION
The markets in which we operate are highly competitive. Our competitors include independent reinsurance and insurance companies, subsidiaries, divisions and/or affiliates of globally recognized insurance companies, reinsurance divisions of certain insurance companies, domestic and international underwriting operations, such as managing general agents, as well as a range of other entities offering risk transfer protection on a collateralized or other non-traditional basis. As our business and the (re)insurance industry continue to evolve, we expect our competitors to evolve as well, and we may face competition from other non-traditional participants, such as technology or Insurtech companies, among others.
We believe that our principal competitors include traditional insurance and reinsurance companies such as Allied World Assurance Company, AG, Arch Capital Group Ltd., Argo Group, Ark Insurance Holdings Ltd., Aspen Insurance Holdings Limited, AXA XL, Axis Capital Holdings Limited, Chubb Limited, Conduit Holdings Limited, Convex Re Limited, Core Specialty Insurance Holdings, Inc., Everest Re Group, Ltd., Greenlight Reinsurance Ltd., Hamilton Re Ltd., James River Insurance Company, LGT Capital Partners Ltd., Odyssey Re Holdings Corp., PartnerRe Ltd., SiriusPoint Reinsurance Ltd., Sompo International, Transatlantic Reinsurance Company (a part of Alleghany Corporation), Validus Reinsurance Ltd. (a part of American International Group Inc.) and Watford Re Ltd. (a part of Arch Capital Group Ltd.).
Our principal competitors also include third-party capital managers such as Aeolus Re Ltd., AlphaCat Managers (a part of American International Group Inc.), Credit Suisse Insurance Linked Strategies, Fermat Capital Management, LLC, Elementum Advisors, LLC, Hudson Structured Capital Management, Leadenhall Capital Partners, LGT Capital Partners Ltd., Nephila Capital Ltd. (a part of Markel Corporation), Pillar Capital Management Limited and Securis Investment Partners LLC.
We also compete with certain Lloyd’s syndicates active in the London market, such as those managed by Beazley PLC, Hiscox Ltd., and Lancashire Holdings, as well as with several other industry participants, such as American International Group, Berkshire Hathaway Inc., the D. E. Shaw Group, Hannover Re AG, Ironshore Inc., Munich Reinsurance Company and Swiss Re Ltd.
Hedge funds, pension funds and endowments, investment banks, insurance exchanges and other capital market participants may also be active in the reinsurance market and the market for related risk, either through the formation of reinsurance companies (such as Aeolus Re Ltd., Fidelis Insurance Holdings Limited, Greenlight Reinsurance Ltd., Hamilton Re Ltd., and SiriusPoint Reinsurance Ltd.) or through the use of financial products, such as catastrophe bonds and other insurance-linked securities.
The tax policies of the countries where our customers operate, as well as government sponsored or backed insurance companies and catastrophe funds may also affect demand for reinsurance, sometimes significantly. Moreover, government-backed entities may represent competition for the coverages we provide, either directly or by competing for the business of our customers, thereby reducing the potential amount of third-party private protection our clients may need or desire.
RISK MANAGEMENT
Underwriting Risk Management
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
We have developed a proprietary pricing and exposure management system, REMS©, which has analytic and modeling capabilities that help us to assess the risk and return of each incremental (re)insurance contract in relation to our overall portfolio of (re)insurance contracts. We believe that REMS© is a robust underwriting and risk management system that has been successfully integrated into our business processes and culture. In conjunction with pricing models that we run outside of REMS©, the REMS© framework encompasses and facilitates risk capture, analysis, correlation, portfolio aggregation and capital allocation within a single system for all of our natural and non-natural hazards (re)insurance contracts. We continue to invest in and improve REMS©, incorporating our underwriting and modeling experience and adding proprietary software and industry data. We continually strive to improve our analytical techniques for both natural and non-natural hazard models in REMS©. Through organic and inorganic growth over the last ten years, we have developed our casualty and specialty modeling tools and capabilities in line with our business needs. We believe that the expertise and tools added throughout this period are state of the art and have been fully embedded in our underwriting processes.
We generally utilize a multiple model/method approach when evaluating a proposed transaction, combining both probabilistic and deterministic techniques. We combine the analyses generated by REMS© with other information and other model inputs available to us, including our own knowledge of the client submitting the proposed program, to assess the premium offered against the risk of loss and the cost of utilized capital which the program presents. The underlying risk models integrated into our underwriting and REMS© framework are a combination of internally constructed and commercially available models. We use commercially available models to assist with validating and stress testing our base model and REMS© results.
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
We periodically review the estimates and assumptions that are reflected in REMS© and our other tools, driven either by new hazard science and understanding or by experience of loss events. For example, the movement in cedant loss estimates seen across the market in the months following Hurricane Irma prompted us to perform, in conjunction with several partner companies, a detailed review of the nature of the claims made as a result of that and subsequent events. We have reviewed the prevalence of “assignment of benefits” activity in underlying claims, as well as the impact of loss adjusting expenses and the costs associated with any litigation (often called social inflation), and this process has informed a change in our view of reinsurance risk based on observed behavioral norms. We continually monitor frequency and severity trends for our casualty lines of business, in particular emerging trends toward higher levels of social inflation. Where appropriate, we are able to shift our business mix away from classes and industry sectors that are particularly sensitive to higher social inflation trends. More generally our team of scientists at RenaissanceRe Risk Sciences Inc. have been tracking the impact of climate change and expanding urban development on both tornado/hail and wildfire risk over the last several years. The recent history of California wildfire events, and particularly the extreme outbreaks during 2017 and 2018, are being used to validate, and where necessary inform, our representation of this risk.
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
•Reserve Risk. Reserve risk is a subcomponent of assumed risk. We define reserve risk as the risks related to our reserve for net claims and claim expenses, including the amount, both absolute and relative, of our outstanding reserve for net claims and claim expenses, and the impact of economic, social, legal and regulatory matters. Our reserve for net claims and claim expenses is subject to significant uncertainty and has the potential to develop adversely in future periods. While reserve risk may increase in both absolute terms and relative to its overall consideration in our ERM framework, we employ robust resources, procedures and technology to identify, understand, quantify and manage this risk. Our reserving methodologies and sensitivities for each respective line of business described in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Claims and Claim Expense Reserves.”
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
Controls and Compliance Committee. The Controls and Compliance Committee is comprised of our Chief Financial Officer, Group General Counsel, Chief Compliance Officer, Chief Accounting Officer, Global Corporate Controller, Group Chief Risk Officer, Head of Internal Audit, staff compliance and controls professionals and representatives from our other business units. The purpose of the Controls and Compliance Committee is to establish, assess the effectiveness of, and enforce policies, procedures and practices relating to accounting, financial reporting, internal controls, regulatory, legal, compliance and related matters, and to ensure compliance with applicable laws and regulations, our Code of Ethics, and other relevant standards. In addition, the Controls and Compliance Committee is charged with reviewing certain transactions that potentially raise complex and/or significant tax, legal, accounting, regulatory, financial reporting, reputational or compliance issues.
We address other areas of operational risk through our business continuity and incident response program, human resource practices such as motivating and retaining top talent, our strict tax protocols and our legal and regulatory policies and procedures.
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
The consideration of the impacts of climate change is integral to our ERM process. We have taken measures to mitigate losses related to climate change through our underwriting process and by continuously monitoring and adjusting our risk management models to reflect the higher level of risk that we think will persist. We have been progressively integrating the consideration of the financial risk of climate change into our governance frameworks, risk management processes, and business strategies over the past several years, and many of our regulators are increasingly focused on these and other climate change disclosures.
Our Board of Directors and its committees are actively engaged in the oversight of environmental, social and governance initiatives and receive regular updates from management on progress and developments, and our executive management team and the Board of Directors receive regular reports.
As discussed further below under “—Investments,” we structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors and to generate relatively attractive returns on a risk-adjusted basis over time. To further the sustainability of our investment portfolio, we consider certain environmental, social and governance factors within our investment strategy.
In addition to the impacts that environmental incidents have on our business, there has been a proliferation of governmental and regulatory scrutiny related to climate change and greenhouse gases, which will also affect our business.
RATINGS
Financial strength ratings are an important factor in evaluating and establishing the competitive position of reinsurance and insurance companies. We have received high claims-paying and financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may make changes in their capital models and rating methodologies, which could have a material impact on our business.
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned.
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Ratings” for the ratings of our principal operating subsidiaries and joint ventures by segment, and details of recent ratings actions.
RESERVES FOR CLAIMS AND CLAIM EXPENSES
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. We establish our claims and claim expense reserves by taking claims reported to us by insureds and ceding companies, but which have not yet been paid, “case reserves,” adding estimates for the anticipated cost of claims incurred but not yet reported to us, or incurred but not enough reported to us, which are collectively referred to as “IBNR,” and, if deemed necessary, adding costs for additional case reserves which represent our estimates for claims related to specific contracts which we believe may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR. Our reserving committee, which includes members of our senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our audited financial statements. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and, therefore, are highly uncertain.
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
INVESTMENTS
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. The majority of our investments are highly-rated fixed income securities. We also hold a significant amount of short-term investments which have a maturity of one year or less when purchased. In addition, we hold other investments, including direct private equity investments, catastrophe bonds, fund investments and term loans, which offer the potential for higher returns but with relatively higher levels of risk. Our investment portfolio takes into account the duration of our liabilities and the level of strategic asset risk we wish to assume over the medium- to long-term. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes that either increase or decrease our overall asset risk. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively. Our distribution is reliant on a small number of broker relationships, which has continued to decrease in recent years as a result of consolidation in the broker sector. We expect this concentration to continue. In 2021, three brokerage firms accounted for 78.0% of our gross premiums written.
The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2021	Property	Casualty and Specialty	Total
Aon plc	41.8%	29.7%	35.8%
Marsh & McLennan Companies, Inc.	25.6%	34.5%	30.0%
Arthur J. Gallagher (1)	5.8%	18.7%	12.2%
Total of largest brokers	73.2%	82.9%	78.0%
All others	26.8%	17.1%	22.0%
Total	100.0%	100.0%	100.0%

(1)     Includes the percentage of gross premiums written for the year ended December 31, 2021 which were generated through Willis Re, a subsidiary of Willis Towers Watson Public Limited Company, which was acquired by Arthur J. Gallagher on December 1, 2021.

HUMAN CAPITAL RESOURCES
Human Capital Resources Oversight
At RenaissanceRe, our people are our most valuable resource and are core to our success. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team is committed to creating an environment where every person on our team can succeed. The Compensation and Corporate Governance Committee of our Board of Directors is actively engaged in the oversight of our employees, work environment, DEI initiatives and compensation practices, and receives regular updates from management on progress and developments, and our executive management team and Compensation and Corporate Governance Committee receive regular reports on progress against our annual human resources tactical plans.
Employees
At February 2, 2022, we employed 649 people worldwide (February 1, 2021 - 604, February 3, 2020 - 566). Of these employees, 171 were located in Bermuda, 159 in the U.S., 302 in Europe and 17 in the Asia-Pacific region.
Talent Acquisition, Development, and Retention
We strive to hire talented people and invest heavily in their development to aid them in their professional and personal growth. As employees grow at RenaissanceRe, we support them in mastering specific competencies at each career level, and we believe our Career Development Framework provides all our employees with tools to facilitate career growth at RenaissanceRe. We also invest in the professional growth of our leaders through customized leadership development programs to build advanced skills and capabilities across a diverse set of participants within the organization. Our bespoke approach to development encourages continuous learning through skills-based training, technical development and stretch assignments. We aim to attract, motivate, reward and retain the best people by aligning our performance management practices with our compensation and benefits programs.
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
We have focused on our employees’ safety during the COVID-19 pandemic and have used a remote work paradigm as circumstances have dictated across our offices. Our Board of Directors and management team have focused on safety during the COVID-19 pandemic by, among other things, establishing corporate, location-based policies and procedures, providing additional personal protective equipment and cleaning supplies to employees, and implementing protocols to address actual and suspected COVID-19 exposures and cases. As appropriate, certain of our offices have opened in accordance with applicable rules and regulations in their respective jurisdictions. We believe that we have adjusted well to date, benefiting from prior and enhanced investments in technology, systems and training, which have enabled us to maintain robust oversight of the Company and keep our employees connected during the ongoing COVID-19 pandemic.
Diversity, Equity and Inclusion Initiatives
We believe that by seeking diversity, creating equity and practicing inclusion we will build an even stronger culture and company. Our cross-functional DEI Executive Council, chaired by our Chief Underwriting Officer, sets our DEI strategy, identifying focus areas such as raising awareness of DEI throughout our organization, enhancing our recruitment and selection process, and furthering equity around leadership opportunities and development. Our DEI governance structure also includes local advisory committees responsible for implementation at a country level.
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
INFORMATION TECHNOLOGY AND CYBERSECURITY
Our business and support functions utilize information systems that provide critical services to both our employees and our customers. We have an integrated team of professionals who manage and support our communication platforms, transaction-management systems, and analytics and reporting capabilities, including the development of proprietary solutions like REMS©. We use both cloud services and off-site, secure data centers in North America and Europe for our core applications.
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed to meet or exceed industry best practices. We are subject to a number of cybersecurity and data privacy laws and regulations, such as the BMA’s Insurance Sector Operational Cyber Risk Management Code of Conduct, the NYDFS 23 NYCRR 500 Cybersecurity Requirements for Financial Services Companies, and the EU General Data Protection Regulation. New York’s cybersecurity regulation requires regulated entities, including Renaissance Reinsurance U.S., a New York licensed insurer, and RREAG, US Branch, to establish and maintain a cybersecurity program designed to protect each of their information technology systems as well as their customers’ data. Our program is designed to comply with all applicable cybersecurity regulatory requirements and we continue to evaluate and assess our compliance in the changing regulatory environment.
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
We have implemented incident response and business continuity plans for our operations, which are regularly tested with respect to our business-critical infrastructure and systems. We employ data backup procedures that seek to ensure that our key business systems and data are regularly backed up, and can be restored promptly if, and as, needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster. Our recovery plans involve arrangements with our off-site, secure data centers and cloud infrastructure. We believe we will be able to utilize these plans to efficiently recover key system functionality in the event that our primary systems are unavailable due to various scenarios, such as natural disasters.
REGULATION
Most countries and all U.S. states regulate (re)insurance business to varying degrees. We currently operate through offices in Australia, Bermuda, Ireland, Singapore, Switzerland, the U.S. and the U.K. Our operating subsidiaries are principally regulated by the regulatory authorities of their respective jurisdictions, and may also be subject to regulation in the jurisdictions of their ceding companies. Expansion into additional (re)insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that our Bermudian subsidiaries will become subject to direct U.S. regulation.
Bermuda Regulation
All Bermuda companies must comply with the provisions of the Bermuda Companies Act 1981. Bermuda-licensed insurance companies and management companies are also regulated under the Bermuda Insurance Act 1978 and related regulations. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. As a holding company, RenaissanceRe is not regulated as an insurer under the Insurance Act. Our Bermuda-licensed entities registered under the Insurance Act include:
•Class 4 general business insurers: Renaissance Reinsurance and DaVinci
•Class 3B general business insurers: RenaissanceRe Specialty U.S., Vermeer and RREAG, Bermuda Branch
•Class 3A general business insurer: Top Layer Re
•Class 3 general business insurer: Shima Reinsurance Ltd.
•Collateralized insurer: Upsilon RFO
•SPIs: Mona Lisa Re Ltd. and Fibonacci Reinsurance Ltd.
•Insurance managers: RUM and RenaissanceRe Underwriting Management Ltd.
From time to time, RenaissanceRe’s Bermuda-licensed operating insurance subsidiaries, branches, joint ventures and managed funds may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements which may otherwise apply to them. For example, RREAG, Bermuda Branch has applied for and been granted certain modifications.
The European Parliament recognizes Bermuda’s regulatory regime as achieving Solvency II equivalence for its commercial (re)insurers. Equivalence between Bermuda’s regulatory regime and the U.K.’s prudential regime was maintained following the expiry of the U.K.’s transition period for leaving the EU on January 1, 2021.
General Purpose Financial Statements. Class 3, Class 3A, Class 3B and Class 4 general business insurers are generally required to prepare annual financial statements in accordance with GAAP, IFRS or other acceptable accounting standards. Audited annual financial statements for each of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci, Top Layer Re, Vermeer and RREAG, Bermuda Branch must be filed with the BMA prior to April 30 of each year and are available free of charge on the BMA’s website.
Statutory Financial Statements. Class 3, Class 3A, Class 3B and Class 4 general business insurers are generally required to submit annual statutory financial statements to the BMA no later than four months after the financial year end (unless specifically extended). The statutory financial statements are prepared based on the GAAP, IFRS, or other acceptable accounting standards financial statements, subject to the application of certain prescribed prudential filters, and contain both consolidated and unconsolidated statements. The unconsolidated information forms the basis for assessing the insurer’s liquidity position, minimum solvency margin and class of registration.
Capital and Solvency Return. Class 3A, Class 3B and Class 4 general business insurers are generally required to file an annual capital and solvency return, or “BSCR.” The BSCR is a mathematical model designed to give the BMA robust methods for determining an insurer’s capital adequacy, based on the belief that all insurers should operate on an ongoing basis with a view to maintaining their capital at a prudent level in excess of the minimum solvency margin otherwise prescribed under the Insurance Act. 2021 BSCRs must be filed with the BMA before April 30, 2022; at this time, we believe each company that is required to file will exceed the minimum amount required to be maintained under Bermuda law.
Financial Condition Report. Class 3A, Class 3B and Class 4 insurers and insurance groups are generally required to prepare and publish an FCR. With the BMA’s approval, we file a consolidated group FCR, inclusive of DaVinci, Renaissance Reinsurance, RenaissanceRe Specialty U.S., Top Layer Re and Vermeer, and an FCR for RREAG, in lieu of a standalone FCR for RREAG, Bermuda Branch. Our most recent FCRs were filed with the BMA prior to the required deadline, and are available on our website.
Minimum Solvency Margin. Where applicable, a general business insurer’s statutory assets must exceed its statutory liabilities by an amount equal to or greater than the prescribed minimum solvency margin. The minimum solvency for various registration categories is as follows:
•Class 4 insurer: the greater of (i) $100.0 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the ECR.

•Class 3 insurer: the greater of (i) $1.0 million, (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, or (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves.
•Class 3A or Class 3B insurer: the greater of (i) $1.0 million, (ii) 20% of the first $6.0 million of net premiums written; if in excess of $6.0 million, the figure is $1.2 million plus 15% of net premiums written in excess of $6.0 million, (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of the insurer’s ECR.
•Collateralized insurer: $0.25 million.
Enhanced Capital Requirement. Class 3A, Class 3B and Class 4 insurers are generally required to maintain available statutory economic capital and surplus at a level at least equal to their ECR and may be adjusted if the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR. The BMA has also established a target capital level for each Class 3A, Class 3B and Class 4 insurer equal to 120% of the applicable ECR, which is not a required level of statutory economic capital and surplus, but serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the target capital level would likely result in increased BMA regulatory oversight.
Minimum Liquidity Ratio. An insurer engaged in general business is generally required to maintain a minimum liquidity ratio equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Eligible Capital. To enable the BMA to better assess the quality of an insurer’s capital resources, Class 3A, Class 3B and Class 4 insurers are generally required to maintain available capital in accordance with a “three tiered capital system.” All capital instruments are classified as either basic or ancillary capital, which in turn are classified into Tier 1, Tier 2 or Tier 3 based on their “loss absorbency” characteristics. Eligibility limits are then applied to each tier to determine the amounts eligible to cover regulatory capital requirement levels. Tier 1 capital is the highest quality capital, and lesser quality capital is classified as either Tier 2 or Tier 3. Not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used to satisfy the Class 3A, 3B and 4 insurers’ minimum solvency margin, ECR requirements and target capital level.
Restrictions on Dividends, Distributions and Reductions of Capital. Class 3, Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividend would cause the insurer to fail to meet the required minimum solvency margin or minimum liquidity ratio. Further, Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of total statutory capital and surplus unless the insurer file an affidavit with the BMA stating that it will continue to meet the required minimum solvency margin or minimum liquidity ratio. Class 3, Class 3A, Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 which apply to all Bermuda companies.
Fit and Proper Controllers. The BMA maintains supervision over the controllers (as defined herein) of all Bermuda registered insurers, insurance managers, brokers, agents or insurance marketplace providers. For so long as shares of RenaissanceRe are listed on the NYSE or another recognized stock exchange, the Insurance Act requires that the BMA be notified in writing within 45 days of any person becoming, or ceasing to be, a controller. A controller includes the managing director or chief executive of the registered insurer or its parent company; a 10%, 20%, 33% or 50% shareholder controller; and any person in accordance with whose directions or instructions the directors of the registered insurer or of its parent company are accustomed to act. In addition, all Bermuda insurers and insurance managers are also required to give the BMA written notice of the fact that a person has become, or ceased to be, a controller or officer of the registered insurer within 45 days (and in the case of an insurance manager, before the end of a 14 day period) of becoming aware of such fact. An officer of a registered insurer includes a director, secretary, chief executive or senior executive performing the duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.

Insurance Code of Conduct. All Bermuda insurers are generally required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards to ensure each insurer implements sound corporate governance, risk management and internal controls. The BMA will consider failure to comply with these requirements when determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and in calculating the operational risk charge applicable in accordance with the insurer’s BSCR model (or an approved internal model).
Special Purpose Insurer and Collateralized Insurer Reporting Requirements. Unlike other (re)insurers, SPIs and collateralized insurers are fully funded to meet their (re)insurance obligations; therefore the application and supervision processes are streamlined to facilitate the transparent structure. Further, the BMA has the discretion to modify such insurer’s accounting requirements under the Insurance Act. Like other (re)insurers, the principal representative of an SPI or a collateralized insurer has a duty to inform the BMA in relation to solvency matters, where applicable. SPIs and collateralized insurers are generally required to prepare audited financial statements in accordance with GAAP or other standards recognized by the BMA, as well as annual statutory financial statements, and file these statements with the BMA together with a statutory financial return.
Insurance Manager Reporting Requirements. The BMA’s Insurance Manager Code of Conduct requires insurance managers to file an Insurance Manager’s Return, which requires, among other things, details around the insurance manager’s directors and officers, services provided by the entity, and the insurers managed by the insurance manager. Additionally, under the Insurance Act, insurance managers are required to notify the BMA of certain events, such as a failure to comply with a condition imposed upon it by the BMA or the occurrence of a cyber-reporting event.
Group Supervision. Pursuant to the Insurance Act, the BMA acts as the group supervisor of the RenaissanceRe Group and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules. Under these rules, the RenaissanceRe Group is required to prepare annual group GAAP financial statements, group statutory financial statements, a group capital and solvency return. a group solvency self-assessment and an FCR. The value of the insurance group’s assets must exceed the amount of the insurance group’s liabilities by the group minimum solvency margin, which is the aggregate of: (i) the individual minimum solvency margin of each qualifying member of the group controlled by the parent company; and (ii) the parent company’s percentage shareholding in the member multiplied by the member’s minimum solvency margin, where the parent company exercises significant influence over a member of the group but does not control the member. A member is a qualified member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered. The group must appoint a group actuary and group auditor approved by the BMA. Insurance groups are required to maintain available statutory economic capital and surplus that is equal to or exceeds the value of its group ECR, which is calculated by reference to the group BSCR (or an approved internal capital model). The BMA expects insurance groups to operate at or above a target capital level of 120% of its group ECR. In addition, under the tiered capital requirements described above, not more than certain specified percentages of Tier 1, Tier 2 and Tier 3 capital may be used by an insurance group to satisfy the group minimum solvency margin and group ECR requirements.
We are currently completing our 2021 group BSCR, which must be filed with the BMA on or before May 31, 2022, and at this time, we believe we will exceed the target capital. Our 2020 group BSCR exceeded the target capital level. In addition, the RenaissanceRe Group is required to prepare and submit to the BMA a quarterly financial return.
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
Under the provisions of the Insurance Act, the BMA may conduct “on site” visits at the offices of insurers it regulates, and has conducted “on site” reviews of our Bermuda-domiciled operating insurers over the past several years.
Economic Substance Act. Under the provisions of the Economic Substance Act 2018, as amended, every Bermuda registered entity engaged in a relevant activity (which includes insurance and holding entity activities) must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda. Certain of our entities registered in Bermuda, are required to demonstrate compliance with economic substance requirements by filing an annual economic substance declaration with the Registrar of Companies in Bermuda, or they could face financial penalties, restriction or regulation of its business activities and/or may be struck off as a registered entity in Bermuda.
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
Policyholder Priority. The Insurance Amendment (No. 2) Act 2018 provides that, subject to the prior payment of preferential debts under the Employment Act 2000 and the Companies Act 1981, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer.
Investment Fund Regulation. Medici, Upsilon Fund and RenaissanceRe Upsilon Co-Invest Fund Ltd. are registered or regulated by the BMA pursuant to the Bermuda Investment Funds Act 2006, as amended from time to time.
The purpose of the Bermuda Investment Funds Act is to set standards and criteria applicable to the establishment and operation of investment funds in Bermuda, with a view to protecting the interests of investors. The BMA is responsible for supervising, regulating and inspecting any financial institution which operates in Bermuda, including investment funds. The BMA has general powers to supervise, investigate and intervene in the affairs of investment funds registered with it and requires each registered fund to certify on an annual basis that the fund has complied with the Bermuda Investment Funds Act.
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
U.S. Regulation
Admitted Company Regulation. Renaissance Reinsurance U.S. is a Maryland-domiciled insurer licensed in 26 states and the District of Columbia and accredited as a reinsurer in an additional 24 states. As a U.S. licensed and authorized insurer, Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. State insurance departments regulate insurer solvency, authorized investments, loss and loss adjustment expense and unearned premium reserves, and deposits of securities for the benefit of policyholders. They also conduct periodic examinations of the affairs of authorized insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters. The MIA, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S.
Holding Company Regulation. We are subject to the insurance holding company laws of Maryland, which require Renaissance Reinsurance U.S. to file certain reports concerning its capital structure, ownership, financial condition and general business operations with the MIA. As the ultimate controlling person in the insurance holding company system, RenaissanceRe must also file an annual enterprise risk report identifying the material risks within the holding company system that could pose enterprise risk to Renaissance Reinsurance U.S.
Generally, all affiliate transactions involving Renaissance Reinsurance U.S. must be fair and, if material or of specified types, require prior notice and approval or non-disapproval by the MIA.
Restrictions on Dividends and Distributions. Further, Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the MIA. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the MIA. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
Acquisition of Control. Any person seeking to acquire control of a Maryland-domestic insurer or of an entity that directly or indirectly controls a Maryland-domestic insurer, including its holding company, must file a statement with the MIA at least 60 days before the proposed acquisition of control. Any purchaser of 10% or more of the outstanding voting securities of an insurance company, its holding company or any other entity directly or indirectly controlling the insurance company is presumed to have acquired control, unless the presumption is rebutted. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file statements and reports with the MIA before such acquisition.
ORSA. The Risk Management and Own Risk Solvency and Assessment Act requires Renaissance Reinsurance U.S. to: (i) maintain a risk management framework for identifying, assessing, monitoring, managing, and reporting its material and relevant risks; (ii) complete an ORSA at least once each year and at any time there is a significant change to the risk profile of Renaissance Reinsurance U.S. or its holding company system; and (iii) submit an ORSA summary report to the MIA at least once each year. The obligation to maintain a risk management framework may be satisfied if the RenaissanceRe Group maintains a risk management framework that applies to the operations of Renaissance Reinsurance U.S. and the ORSA obligation may be satisfied if the RenaissanceRe Group completes an ORSA in accordance with the requirements of the Risk Management and Own Risk Solvency and Assessment Act.
Capital Requirements. Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law. At December 31, 2021, we believe that Renaissance Reinsurance U.S. exceeded the minimum required statutory capital and surplus.
Renaissance Reinsurance U.S. is also subject to risk-based capital requirements under Maryland law, and must file an annual report of its risk-based capital levels. If the report shows Renaissance Reinsurance U.S.’s statutory capital and surplus or total adjusted capital is below certain levels, Renaissance Reinsurance U.S. may be required to take certain corrective action or the MIA may be permitted or required to take certain regulatory action. As of December 31, 2021, we believe Renaissance Reinsurance U.S.’s total adjusted capital exceeded the company action level and regulatory action level thresholds.
RREAG, US Branch. RREAG, US Branch is a United States branch of RREAG whose port of entry is New York. Following receipt of applicable regulatory approvals from the New York and Maryland state insurance regulators, the U.S. casualty portfolio of RREAG, US Branch was transferred to Renaissance Reinsurance U.S. through a loss portfolio transfer retrocession agreement effective as of October 1, 2019. The remaining property and specialty business portfolio of RREAG, US Branch will be runoff until all liabilities are extinguished through novation, commutation or expiration, subject to applicable ceding company consent. We expect that the run-off of RREAG, US Branch will not be complete for several years.
RREAG, US Branch is licensed in New York and Kansas and it is an accredited reinsurer in 48 states, and the District of Columbia. The NYDFS is RREAG, US Branch’s domestic insurance regulator in the U.S. As a New York regulated insurer, RREAG, US Branch is subject to New York’s holding company laws as well as laws and regulations pertaining to solvency, authorized investments, deposits of securities for the benefit of policyholders, cybersecurity, corporate governance and the financial risks related to climate change. The NYDFS may conduct periodic examinations of RREAG, US Branch’s affairs and it requires the filing of annual and other reports relating to RREAG, US Branch’s financial condition.
RREAG, US Branch is required to meet certain trusteed surplus requirements under New York law. At December 31, 2021, we believe that RREAG, US Branch’s trusteed surplus exceeded the minimum required statutory level.

RREAG, US Branch must file an annual report of its risk-based capital levels with the NYDFS. If the report shows RREAG, US Branch’s total adjusted capital is below certain levels, RREAG, US Branch may be required to take certain corrective action or the NYDFS may be permitted or required to take certain regulatory action. As of December 31, 2021, we believe RREAG, US Branch’s total adjusted capital exceeded the company action level and regulatory action level thresholds. RREAG, US Branch does not pay ordinary dividends and would need approval from the NYDFS for any return of capital to RREAG.
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
Although reinsurance contract terms and rates are generally not subject to regulation by state insurance authorities, a primary U.S. insurer ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. (alien) reinsurers if the reinsurance contract contains certain minimum provisions and if the reinsurance obligations of the non-U.S. reinsurer are appropriately collateralized. Qualifying collateral may be established by an alien reinsurer exclusively for a single U.S. ceding company. Alternatively, an alien reinsurer that is accredited by a state may establish a multi-beneficiary trust with qualifying assets equal to its reinsurance obligations to all of its U.S. ceding insurers, plus trusteed surplus. Renaissance Reinsurance, DaVinci and RREAG have all established multi-beneficiary trusts with a qualifying financial institution in New York for the benefit of their respective U.S. cedants.
States also permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted alien reinsurers that post collateral in amounts less than one hundred percent of their reinsurance obligations if the reinsurer (i) has been designated as a “certified reinsurer” and (ii) is domiciled in a country recognized by the state and the NAIC as a “qualified” jurisdiction. A certified reinsurer is a non-U.S. reinsurer that, based on a secure rating assigned by a U.S. state insurance regulator upon an assessment of the reinsurer’s financial condition, financial strength ratings and other factors, may post a reduced collateral amount. Bermuda, the U.K. and Switzerland are listed as qualified jurisdictions by the NAIC, and each of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci and RREAG has been approved as a “certified reinsurer” eligible for collateral reduction in various states.
States also permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted alien reinsurers that post zero collateral if the reinsurer (i) has been designated as a “reciprocal jurisdiction reinsurer” and (ii) is domiciled in a country recognized by the state and the NAIC as a “qualified” jurisdiction. Bermuda, the U.K. and Switzerland are listed as qualified jurisdictions by the NAIC, and each of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci and RREAG has been approved as a “reciprocal jurisdiction reinsurer” eligible for zero collateral in various states.
NAIC Ratios. The NAIC has established 13 financial ratios to assist state insurance departments in their oversight of the financial condition of licensed property and casualty insurance companies. The NAIC’s Insurance Regulatory Information System calculates these ratios based on information submitted by insurers on an annual basis and shares the information with the applicable state insurance departments. Each ratio has an established “usual range” of results and assists state insurance departments in executing their statutory mandate to oversee the financial condition of insurance companies. A ratio result falling outside the usual range of such ratios is not considered a failing result; rather, unusual values are viewed as part of the regulatory early monitoring system. Furthermore, in some years, it may not be unusual for financially sound companies to have several ratios with results outside the usual ranges. An insurance company may fall outside of the usual range for one or more ratios because of specific transactions that are themselves immaterial.

Federal Oversight and Other Government Intervention. Although generally the insurance industry is not directly regulated by the federal government, federal legislation and initiatives can affect the industry and our business.The Dodd-Frank Act created the Federal Insurance Office, which does not have general supervisory or regulatory authority over the business of insurance, but has preemption authority over state insurance laws that conflict with certain international agreements. The Dodd-Frank Act also authorizes the U.S. Treasury and the Office of the U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance, or “covered agreements.” The U.S. and EU entered into a bilateral agreement regarding the prudential regulation of insurance and reinsurance in 2017. Each party has been working to complete its internal requirements and procedures (such as amending or promulgating appropriate statutes and regulations) in order to satisfy the U.S.-EU covered agreement’s substantive and timing requirements. Following the U.K.’s decision to leave the EU, the U.S. and the U.K. also entered into a bilateral agreement in 2018, which largely reflects the provisions of the U.S.-EU covered agreement and incorporates the same timeframes for implementation. The U.S.-EU and U.S.-U.K. covered agreements require U.S. state insurance regulators to work towards eliminating statutory collateral requirements for qualifying EU and U.K. reinsurers. These standards include, among others, minimum capital and solvency or capital ratios, submission to U.S. jurisdictions by the non-U.S. reinsurers and prompt payment of reinsured claims. Under the terms of the covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be pre-empted by the applicable covered agreement.
U.K. Regulation
Lloyd’s Regulation
General. The operations of RSML are subject to oversight by Lloyd’s, substantially effected through the Lloyd’s Council. RSML’s business plan for Syndicate 1458, including maximum underwriting capacity, requires annual approval by Lloyd’s. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. Lloyd’s also imposes various charges and assessments on its members. We have deposited certain assets with Lloyd’s to support RenaissanceRe CCL’s underwriting business at Lloyd’s. Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
By entering into a membership agreement with Lloyd’s, RenaissanceRe CCL has undertaken to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and the Financial Services and Markets Act 2000, as amended by the Financial Services Act 2012.
Capital Requirements. The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The amount of FAL for Syndicate 1458 is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model. In addition, if the FAL are not sufficient to cover all losses, the Lloyd’s Central Fund provides an additional level of security for policyholders.
Restrictions. A Reinsurance to Close generally is put in place after the third year of operations of a syndicate year of account. On successful conclusion of a Reinsurance to Close, any profit from the syndicate’s operations for that year of account can be remitted by the managing agent to the syndicate’s members. If the syndicate’s managing agency concludes that an appropriate Reinsurance to Close cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, it must determine that the underwriting year remain open and be placed into run-off. During this period, there cannot be a release of the Funds at Lloyd’s of a member of that syndicate without the consent of Lloyd’s.
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
PRA and FCA Regulation
The PRA currently has ultimate responsibility for the prudential supervision of financial services in the U.K. The FCA has responsibility for market conduct regulation. As such, the PRA and the FCA regulate all financial services firms in the U.K. including the Lloyd’s market, RSML and RREAG, UK Branch. Both the PRA and FCA have substantial powers of intervention in relation to regulated firms.
Lloyd’s as a whole is authorized by the PRA and regulated by both the FCA and the PRA. Lloyd’s is required to implement certain rules prescribed by the PRA and by the FCA; such rules are to be implemented by Lloyd’s pursuant to its powers under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents, certain principles relating to their management and control, solvency and various other requirements. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, the PRA or the FCA may intervene at their discretion.
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
Change of Control
The PRA and the FCA currently regulate the acquisition of control of insurers, reinsurers and Lloyd’s managing agents which are authorized under the Financial Services Act 2012. Any company or individual that, together with its or his associates, directly or indirectly acquires 10% or more of the shares in such an entity or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such entity or its parent company, would be considered to have acquired control for the purposes of the relevant legislation, as would a person who had significant influence over the management of such entity or its parent company by virtue of their shareholding or voting power in either. A purchaser of 10% or more of RenaissanceRe’s common shares or voting power would therefore be considered to have acquired control of RSML. Under the Financial Services Act 2012, any person or entity proposing to acquire control over an insurer, reinsurer or Lloyd’s managing agent must give prior notification to the PRA and the FCA of their or the entity’s intention to do so. The PRA and FCA would then have 60 working days to consider the application to acquire control. Failure to make the relevant prior application could result in action being taken against RSML by the PRA or the FCA or both of them. Lloyd’s approval is also required before any person can acquire control (using the same definition as for the PRA and FCA) of a Lloyd’s managing agent or Lloyd’s corporate member.
Other Applicable Laws
Lloyd’s worldwide insurance and reinsurance business is subject to various regulations, laws, treaties and other applicable policies of the EU, as well as of each nation, state and locality in which it operates. Material changes in governmental requirements and laws could have an adverse effect on Lloyd’s and market participants, including RSML and RenaissanceRe CCL.
Switzerland Regulation
Swiss Group Affiliate Companies and Reinsurance Branches. RREAG, a company limited by shares with its registered seat in Zurich, Switzerland, is a reinsurance company licensed in class C1 and supervised by FINMA. As such, RREAG must comply with Swiss insurance supervisory law (as applicable to reinsurers), including in particular the Insurance Supervisory Act, Insurance Supervisory Ordinance, FINMA ordinances and FINMA circulars. RREAG’s accounts are prepared in accordance with the Swiss Code of Obligations, the Insurance Supervision Act and the Insurance Supervision Ordinance. RREAG maintains branch operations in Australia, Bermuda, U.K. and the U.S., each in accordance with applicable local regulations.
Further, the group affiliates Renaissance Reinsurance and DaVinci each have a branch office registered with the commercial register of the Canton of Zurich, Switzerland; however, as these are reinsurance-only branch offices of a foreign reinsurer, they are not currently subject to the license and supervision requirements of FINMA.
The group affiliate RenaissanceRe Services of Switzerland AG, a company limited by shares with registered seat in Zurich, Switzerland, is a service company. Until December 31, 2019, it held a license granted by FINMA for the distribution of insurance-linked securities. This license type ceased to exist on January 1, 2020 as a result of the new Swiss Federal Financial Institutions Act and the Swiss Federal Financial Services Act, which amended certain provisions of the Swiss collective investment schemes legislation. Thus, as of that date, RenaissanceRe Services of Switzerland AG has ceased to hold any FINMA license. However, RenaissanceRe Services of Switzerland AG has affiliated with a Swiss ombudsman’s office and registered the relevant client advisors with a Swiss recognized client advisor register in accordance with the Swiss Federal Financial Services Act, which has enabled it to continue its distribution activities for insurance-linked securities.

Adequacy of Financial Resources. The minimum capital requirement for a Swiss reinsurance company under the Insurance Supervisory Act for reinsurance license class C1 is CHF 10 million.
Being a Swiss domiciled reinsurance company, RREAG must further maintain adequate solvency and provide for sufficient free and unencumbered capital in relation to its entire activities in accordance with the Swiss Solvency Test. The SST adopts a risk-based and total balance sheet approach whereby reinsurance companies are required to provide a market-consistent assessment of the value of their assets and liabilities. The solvency requirement is met if the available risk-bearing capital exceeds the required target capital. It is then assessed whether the identified available capital can meet the SST requirements and is sufficient to cover the company’s obligations in less favorable scenarios. The European Commission recognized the SST as being of an equivalent standard to European law with an effective date of January 1, 2016. The SST is also equivalent to the standards in the U.K.’s prudential regime following the expiry of the U.K.’s transition period for leaving the EU on January 1, 2021.
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
Moreover, under the Insurance Supervisory Act, a reinsurance undertaking must be organized in a way that it can, in particular, identify, limit and monitor all material risks. In this context, RREAG must conduct a forward-looking self-assessment of their risk situation and capital requirements at least once a year, and a report on the ORSA must be submitted to FINMA no later than the end of January of the following year.
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
Dividends and Distributions. RREAG may only distribute dividends out of its retained earnings or distributable reserves based on the audited annual accounts of the company. Any distribution of dividends remains subject to the approval of FINMA (as a change of the regulatory business plan) if they have a bearing on the solvency of the reinsurer and/or the interests of the insured. The solvency and capital requirements must still be met following any distribution. At December 31, 2020, we believe RREAG exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. RREAG was required to prepare an FCR for the year ended December 31, 2020, which is available on our website.
Singapore Regulation
Branches of Renaissance Reinsurance and DaVinci based in the Republic of Singapore have each received a license to carry on insurance business as a general reinsurer. The activities of these Singapore branches are primarily regulated by the Monetary Authority of Singapore pursuant to Singapore’s Insurance Act. Additionally, these branches are each regulated by the Accounting and Corporate Regulatory Authority as a foreign company pursuant to Singapore’s Companies Act. We do not currently consider the activities and regulatory requirements of these branches to be material to us.
Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, was established as a private company limited by shares in Singapore on March 15, 2012 and is registered with the Accounting and Corporate Regulatory Authority and subject to Singapore’s Companies Act.

Ireland Regulation
Renaissance Reinsurance of Europe, incorporated under the laws of Ireland, provides coverage to insurers and reinsurers, primarily in Europe. Business has been written in Dublin. However, following the U.K.'s exit from the EU, and the expiry of the transition period on December 31, 2020, Renaissance Reinsurance of Europe's U.K. branch is no longer underwriting any new business, and its existing book of business is now undergoing an orderly run-off under the U.K.’s “Financial Services Contracts Regime.”
Renaissance Reinsurance of Europe is regulated and supervised by the Central Bank of Ireland and is subject to the requirements of Solvency II. Renaissance Reinsurance of Europe is registered with the Companies Registration Office in Ireland and is subject to the Companies Act 2014. The Central Bank of Ireland adopts a risk-based framework to the supervision of regulated firms. Firms are rated according to the impact their failure would have on financial systems, the Irish economy and on the citizens of Ireland. Renaissance Reinsurance of Europe is currently considered by the Central Bank of Ireland to be a ‘low impact’ firm. We do not currently consider the regulatory requirements of Renaissance Reinsurance of Europe to be material to us.
Renaissance Services of Europe Ltd., our Dublin-based Irish service company, was established as a private company limited by shares in Ireland and is registered with the Companies Registration Office and subject to the Companies Act 2014.
Australia Regulation
RREAG, Australia Branch, based in Sydney, Australia, has received a license to carry on insurance business. RREAG, Australia Branch provides coverage to insurers and reinsurers from Australia and New Zealand. The activities of RREAG, Australia Branch are primarily regulated by APRA. RREAG, Australia Branch is classified as a Category C insurer (a foreign insurer operating as a foreign branch in Australia) pursuant to the Insurance Act 1973. Additionally, RREAG, Australia Branch is also regulated by the Australian Securities and Investments Commission as a foreign company pursuant to the Corporations Act 2001. We do not currently consider the activities and regulatory requirements of RREAG, Australia Branch to be material to us.
RREAG, Australia Branch’s regulatory reporting is prepared in accordance with the Australian Accounting Standards and APRA Prudential Standards. APRA Prudential Standards require the maintenance of net assets in Australia in excess of a calculated Prescribed Capital Amount. At December 31, 2021, we believe that the net assets of RREAG, Australia Branch that are located in Australia exceeded the Prescribed Capital Amount that we estimated under the APRA Prudential Standards.
GLOSSARY OF DEFINED TERMS

“2017 Large Loss Events”	Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts
“2018 Large Loss Events”
Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts

“2019 Aggregate Losses”	certain losses associated with aggregate loss contracts in 2019
“2019 Large Loss Events”	Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts
“2020 Aggregate Losses”
loss estimates associated with aggregate loss contracts triggered during 2021 primarily as a result of losses associated with the Q3 2020 Weather-Related Catastrophe Events and Q4 2020 Weather-Related Catastrophe Events.

“2020 Weather-Related Large Loss Events”	Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts

“2021 Weather-Related Large Losses”
Winter Storm Uri, the European Floods, Hurricane Ida, Other 2021 Catastrophe Events and loss estimates associated with certain aggregate loss contracts triggered during 2021 as a result of weather-related catastrophe events

“A.M. Best”	A.M. Best Company, Inc.
“APRA”	Australian Prudential Regulation Authority
“BMA”	Bermuda Monetary Authority
“BSCR”	Bermuda solvency and capital requirement
“Code of Ethics”	RenaissanceRe’s Code of Ethics and Conduct
“DaVinci”	DaVinci Reinsurance Ltd.
“DaVinciRe”	DaVinciRe Holdings Ltd.
“DEI”	Diversity, Equity and Inclusion
“ECR”	Enhanced Capital Requirement
“ERM”	enterprise risk management
“EU”	European Union
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCA”	U.K. Financial Conduct Authority
“FCR”	financial condition report
“FINMA”	Swiss Financial Market Supervisory Authority
“Fitch”	Fitch Ratings Ltd.
“Form 10-K”	this Annual Report on Form 10-K for the year ended December 31, 2021
“GAAP”	generally accepted accounting principles in the U.S.
“IFRS”	International Financial Reporting Standards
“IRS”	United States Internal Revenue Service
“MIA”	Maryland Insurance Administration
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NAIC”	National Association of Insurance Commissioners
“NYDFS”	New York State Department of Financial Services
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“OFAC”	U.S. Treasury’s Office of Foreign Assets Control
“ORSA”	Own Risk and Solvency Assessment
“Other 2021 Catastrophe Events”
the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, and the Midwest Derecho in December 2021.

“PFIC”	passive foreign investment company
“PGGM”	PGGM Vermogensbeheer B.V.
“Platinum”	Platinum Underwriters Holdings, Ltd.
“PRA”	U.K. Prudential Regulatory Authority
“Proxy Statement”	Proxy Statement for the Annual General Meeting of Shareholders to be held on May 16, 2022
“Q3 2020 Weather-Related Catastrophe Events”
Hurricane Laura, Hurricane Sally, the third quarter 2020 wildfires in California, Oregon and Washington, other third quarter catastrophe events including the August 2020 derecho which impacted the U.S. Midwest, Hurricane Isaias, and Typhoon Maysak

“Q4 2020 Weather-Related Catastrophe Events”	Hurricanes Zeta, Delta, Hurricane Eta and wildfires on the West Coast of the United States during the fourth quarter of 2021
“REMS©”	Renaissance Exposure Management System
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe CCL”	RenaissanceRe Corporate Capital (UK) Limited
“RenaissanceRe Group”	RenaissanceRe group of companies
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RenaissanceRe UK”	RenaissanceRe (UK) Limited
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RFM”	RenaissanceRe Fund Management Ltd.
“RREAG, Australia Branch”	RenaissanceRe Europe AG, Australia Branch
“RREAG, Bermuda Branch”	RenaissanceRe Europe AG, Bermuda Branch
“RREAG, UK Branch”	RenaissanceRe Europe AG, UK Branch
“RREAG, US Branch”	RenaissanceRe Europe AG, US Branch
“RREAG”	RenaissanceRe Europe AG
“RSML”	RenaissanceRe Syndicate Management Ltd.
“RUM”	Renaissance Underwriting Managers, Ltd.
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“SPI”	special purpose insurer
“SST”	Swiss Solvency Test
“State Farm”	State Farm Mutual Automobile Insurance Company
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“TMR”	collectively, Tokio Millennium Re AG and certain associated entities and subsidiaries
“Top Layer Re”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”
collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Signature Insurance Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.

“U.K.”	United Kingdom
“U.S. persons”	a citizen or resident of the United States, a U.S. partnership or corporation, or an estate or trust that is not a foreign estate or trust
“U.S. Treasury”	U.S. Department of the Treasury
“U.S.”	United States of America
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Vermeer”	Vermeer Reinsurance Ltd.
“VOBA”	value of business acquired

GLOSSARY OF SELECTED INSURANCE AND REINSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company for acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereaux	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance contract is considered bound, and the (re)insurer responsible for the risks of the contract, when both parties agree to the terms and conditions set forth in the contract.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, typhoons, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or insured industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either statutory accounting principles or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Delegated authority	A contractual arrangement between an insurer or reinsurer and an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is normally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is normally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.

Excess of loss reinsurance or insurance	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risks, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Expense override	An amount paid to a ceding company in addition to the acquisition cost to compensate for overhead expenses.

Frequency	The number of claims occurring during a given coverage period.

Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States	Accounting principles as set forth in the statements of the Financial Accounting Standards Board and related guidance, which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported; IBNR	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. Our investments in insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g., fire, allied lines, homeowners and surety, among others.

Lloyd’s	Depending on the context, this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e., Lloyd’s is not an insurance company); (b) the underwriting room in the Lloyd’s building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members (in this sense Lloyd’s should be understood as a market place); or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Managing agent	An underwriting agent which has permission from Lloyd’s to manage a syndicate and carry on underwriting and other functions for a member.

Net claims and claim expenses	The expenses of settling claims, net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses or loss adjustment expenses) plus losses incurred with respect to net claims.

Net claims and claim expense ratio	Net claims and claim expenses incurred expressed as a percentage of net earned premiums.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Profit commission	A provision found in some reinsurance agreements that provides for profit sharing. Parties agree to a formula for calculating profit, an allowance for the reinsurer’s expenses, and the cedant’s share of such profit after expenses.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

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
ITEM 1A.    RISK FACTORS
Factors that could have a material impact on our results of operations or financial condition are outlined below. Additional risks not presently known to us or that we currently deem insignificant may also impair our business or results of operations as they become known or as facts and circumstances change. Any of the risks described below could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-K and other documents we file with the SEC:
Risks Related to our (Re)insurance Business
Our exposure to natural and non-natural catastrophic events and circumstances could cause significant variance in, or adversely impact, our financial results.
We have substantial exposure to natural and non-natural catastrophic events and circumstances, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes, hailstorms, drought, pandemics, cyber-risks, political unrest, war, riots and acts of terrorism. Historically, a relatively large percentage of our coverage exposures has been concentrated in natural disasters in the U.S. Southeast or West Coast, but we have significant exposure to large catastrophic events globally. As a result, our operating results have historically been, and we expect will continue to be, significantly affected by the frequency and severity of loss events.
The occurrence, or nonoccurrence, of catastrophic events, the frequency and severity of which are inherently unpredictable, may cause significant volatility in our quarterly and annual financial results and may materially adversely affect our financial condition, results of operations and cash flows. In addition, we believe that certain factors may continue to increase the number and severity of claims from catastrophic events in the future, including increases in the value and geographic concentration of insured property, increasing risks associated with extreme weather events because of changes in climate conditions and sea-level rise, and the effects of higher-than-expected inflation.
The trend towards increasingly frequent and severe climate events could exacerbate our potential exposure to losses from natural perils.
Our largest estimated economic exposures arise from natural disasters and other catastrophes. We believe the trend towards increased severity and frequency of weather-related natural disasters and catastrophes arises in part from climate change. In addition, we believe that climate change and shifting demographic trends in catastrophe exposed regions each contributes to increases in the average economic value of expected losses. Further, we believe that the recent increase in catastrophic events is indicative of permanent climate change rather than transient climate variability.
A substantial portion of our property coverages may be adversely impacted by climate change. While we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take, we cannot predict with certainty the frequency or severity of tropical cyclones, wildfires or other natural catastrophes, and our risk assessments may not accurately reflect shifting environmental and climate related risks. Unanticipated factors could lead to additional insured losses that exceed our current estimates, resulting in disruptions to or adverse impacts on our business, the market, or our clients. Further, some of our investments, such as catastrophe-linked securities and property catastrophe joint ventures or managed funds, could also be adversely impacted by climate change.
Our claims and claim expense reserves are subject to inherent uncertainties, and if actual claims exceed our reserves, our financial results could be adversely affected.
Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. Our claims and claim expense reserves reflect our estimates of these potential losses. We use actuarial and computer models, historical reinsurance and insurance industry loss statistics, and management’s experience and judgment to assist in the establishment of appropriate claims and claim expense reserves. Ssee “Part I, Item 1. Business—Underwriting and Enterprise Risk Management.” Our estimates and judgments may be revised as additional experience and other data become available, as new or improved methodologies are developed, as loss trends and claims inflation impact future payments, or as rules and regulations change.
Due to the assumptions and estimates involved in establishing reserves, they are inherently uncertain. As information emerges and losses are paid, we expect that some of our assumptions or estimates will change, perhaps materially, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events of the past several years, as well as those associated with the COVID-19 pandemic, remain subject to significant uncertainty.
If we determine that our claims and claim expense reserves are inadequate, we may be required to increase these reserves at the time of the determination and take income statement charges, reducing our net income and available capital. Conversely, if our reserving estimates are too conservative, it could impede our ability to grow our business. Our claims reserves are large, and a small percentage increase to those liabilities could materially adversely affect our financial condition and results of operations.
Emerging claim and coverage issues, or other litigation, could adversely affect us.
Unanticipated developments in the law as well as changes in social conditions could result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially, by, for example, imposing additional coverage obligations beyond our underwriting intent or increasing the number or size of claims to which we are subject. We believe that our property results have been adversely impacted over recent periods by increasing fraud and abuses at the primary claims level, as well as other forms of social inflation, and that these trends may continue. Assignment of benefits practices, particularly in Florida, have resulted in increases in the size and number of claims and incidences of litigation, which may directly affect us through policies we write or by reducing the value of investments we have in Florida domestic reinsurers.
These legal and social changes and their impact may not become apparent until some time after their occurrence, particularly with respect to our casualty and specialty business. Our exposure to these uncertainties could be exacerbated by social inflation trends, including increased litigation, expanded theories of liability and higher jury awards.
The full effects of these and other unforeseen emerging claims and coverage issues are extremely difficult to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Furthermore, we expect that our exposure to this uncertainty will grow as our casualty business grows, because in these “long-tail” lines claims can typically be made for many years, making them more susceptible to these trends than our property and specialty businesses, which are generally more “short-tail.”
We depend on a few insurance and reinsurance brokers for a preponderance of our business, and any loss of business provided by them could adversely affect us.
We market our insurance and reinsurance products worldwide through a limited number of insurance and reinsurance brokers. As a result, the loss of a broker, through a merger, acquisition or otherwise, could result in the loss of a substantial portion of our business, which would reduce our premium volume and could have a material adverse effect on us. Further, due to the concentration of our brokers, they may have increased power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
The (re)insurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.
The (re)insurance industry has historically been cyclical by product and market. After experiencing a prolonged soft market cycle over the last several years, we believe that the current (re)insurance underwriting market is in a hard market phase for many lines of business, characterized by increasing prices and improving terms and conditions. This shift has likely been caused by recent withdrawals of alternative capital, the number of multiple catastrophic events and continuing prior year adverse development. We cannot assure you that this increase in premium rates will continue, and rates may decrease in the future. If demand for our products falls or the supply of competing capacity rises, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.
We believe the hard/soft market cycle dynamic is likely to persist, and that we may return to soft market conditions in the future. Additionally, it is possible that increased access of primary insurers to capital, new technologies and other factors may reduce the duration or eliminate or significantly lessen the impact of any current or future hard reinsurance underwriting market. The cumulative impact of these risks could negatively impact our profitability and ability to maintain or grow premiums.
Retrocessional reinsurance may not be available to us on acceptable terms or provide the coverage we intended to obtain, or we may not be able to collect on claimed retrocessional coverage.
The retrocessional reinsurance that we purchase for our own account is generally subject to annual renewal, and market conditions may. Recent large catastrophe events have limited and may continue to limit or prevent us from obtaining desired amounts of new or replacement coverage on favorable terms or from entities with satisfactory creditworthiness. This could limit the amount of business we are willing to write or decrease the protection available to us following large loss events.
When we purchase reinsurance or retrocessional reinsurance for our own account, complex coverage issues or coverage disputes may impede our ability to collect amounts we believe we are owed. We have significant reinsurance recoverable associated with the large catastrophe events of the past several years, and the insolvency of any of our reinsurers, or the inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements, could have a material adverse effect on us.
In addition, a large portion of our reinsurance protection is concentrated with a relatively small number of reinsurers, which could increase credit risk and may make it difficult to negotiate favorable terms and conditions. The risk of such concentration of retrocessional coverage may be increased by recent and future consolidation within the industry.
We depend on the policies, procedures and expertise of ceding companies and delegated authority counterparties, who may fail to accurately assess the risks they underwrite, which exposes us to operational and financial risks.
We do not separately underwrite each primary risk assumed under our reinsurance contracts or pursuant to our delegated authority business. Accordingly, we are heavily dependent on the original underwriting decisions made by our ceding companies and delegated authority counterparties, who may not have adequately evaluated the risks to be reinsured. As a result, the premiums they cede to us may not properly compensate us for the risks we assume, which could materially adversely affect our financial condition. In addition, it is possible that our delegated authority counterparties or other counterparties authorized to bind policies on our behalf will fail to comply with regulatory requirements, such as those relating to sanctions, or our own standards regarding underwriting and reputational risk tolerance, which could lead to increased regulatory and operational burden, among other risks. We expect the amount of business we write through delegated authority counterparties to continue to increase, and to the extent we continue to increase the proportional coverages we offer, we will increase our aggregate exposure to risks of this nature.
A decline in our financial strength ratings may adversely impact our business, perhaps materially.
Financial strength ratings are used by ceding companies and reinsurance intermediaries to assess the financial strength and quality of reinsurers and insurers. Rating agencies evaluate us periodically and may downgrade or withdraw their financial strength ratings if we do not continue to meet their criteria. In addition, rating agencies may make changes in their capital models and rating methodologies, which could increase the amount of capital required to support our ratings. In December 2021, S&P announced proposed changes to its rating methodologies. The proposed changes have not been finalized, so the impact, if any, these changes may have on our ratings is unknown.
A ratings downgrade or other negative ratings action could adversely affect our ability to compete with other reinsurers and insurers, the marketability of our product offerings, access to and cost of borrowing, and ability to write new business. We could also breach covenants under, or incur higher borrowing costs on, our credit facilities. In addition, if we are downgraded below a certain rating level, nearly all of our reinsurance contracts contain provisions permitting cedants to cancel coverage and/or requiring us to post collateral for our obligations.
For the current ratings of certain of our subsidiaries and joint ventures and additional ratings information, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Ratings.”
We operate in a highly competitive environment.
Competition and consolidation in the (re)insurance industry could adversely impact us. We compete with major U.S. and non-U.S. insurers and reinsurers, many of which have greater financial, marketing and management resources than we do. In addition, pension funds, endowments, investment banks, investment managers, exchanges, hedge funds and other capital markets participants have become increasingly active in the reinsurance market, either through the formation of reinsurance companies or the use of other financial products intended to compete with traditional reinsurance. We may also face competition from non-traditional competitors, as well as Insurtech start-up companies and others who aim to leverage access to “big data,” artificial intelligence or other emerging technologies to gain a competitive advantage.
We expect competition to continue to increase over time. It is possible that new or alternative capital could cause reductions in prices of our products or reduce the duration or amplitude of attractive portions of the historical market cycles. New entrants or existing competitors, which may include government sponsored funds or other vehicles, may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We will also need to continue to invest significant time and resources in new technologies and new ways to deliver our products and services in order to maintain our competitive position.
Along with increased competition, there has also been significant consolidation in the (re)insurance industry over the last several years, including among our competitors, customers and brokers. These consolidated enterprises may try to use their enhanced market power or better capitalization to negotiate price reductions for our products and services or obtain a larger market share through increased line sizes. If competitive pressures decrease the prices for our products, we would generally expect to reduce our future underwriting activities, resulting in lower premium volume and profitability.
As the insurance industry consolidates, we expect competition for customers to become more intense, and sourcing and properly servicing each customer to become even more important. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.
Reinsurance intermediaries may also continue to consolidate, potentially adversely impacting our ability to access business and distribute our products. Any of the foregoing could adversely affect our business or results of operations.
Large non-recurring contracts and reinstatement premiums may increase the volatility of our financial results.
Our premiums are prone to significant volatility due to factors including the timing of contract inception, as well as our differentiated strategy and capability that position us to pursue potentially non-recurring bespoke or large solutions for clients. In addition, after a large catastrophic event or circumstance, we may record significant amounts of reinstatement premium, which can cause quarterly, non-recurring fluctuations in both our written and earned premiums in our Property segment.

Risks Related to our Strategy and Operations
The loss of key senior members of management and the inability to attract and retain qualified personnel could adversely affect us.
Our success depends upon our ability to attract and retain our senior officers and to attract and retain additional qualified personnel in the future. The loss of services of members of our senior management team and the uncertain transition of new members of our senior management team may strain our ability to execute our strategic initiatives, or make it more difficult to retain customers, attract or maintain our capital support, or meet other needs of our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens (such as Bermuda) and work permit and immigration issues could adversely affect the ability to retain or hire key persons.
We are subject to cybersecurity risks and may incur increasing costs to minimize those risks.
Cybersecurity threats and incidents have increased in recent years, and we may be subject to heightened cyber-related risks, in part due to the extended period of remote work arrangements due to the COVID-19 pandemic. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, as well as with our Board of Directors. We cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our systems and information will be effective, successful or sufficiently rapid to avoid harm to our business.
Security breaches, including at third parties that have our information, could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents, such as ransomware attacks, that impact the availability, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant. While management is not aware of a cybersecurity incident that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that could have a material impact on us will not occur in the future.
The cybersecurity regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. In addition, we operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident or in the event of noncompliance by our personnel. Failure to comply with these obligations can give rise to fines and other penalties, which could be significant.
See “Part I, Item 1. Business—Information Technology and Cybersecurity” for additional information related to information technology and cybersecurity.
We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.
We frequently monitor and analyze opportunities to acquire or make strategic investments in new or other businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business could be unsuccessful, result in a substantial diversion of management resources, or lead to other unanticipated risks or challenges. In addition, while our current business strategy focuses predominantly on writing reinsurance, as we grow our casualty and specialty and other property lines of business, we are increasingly writing excess and surplus lines insurance through delegated authority arrangements. risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

The preparation of our consolidated financial statements requires us to make many estimates and judgments.
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including claims and claim expense reserves), shareholders’ equity, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our net claims and claim expenses, investment valuations and income taxes. We base our estimates on historical experience, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect, and may deviate materially from, our actual results. For more details on our estimates and judgments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates.”
We are exposed to risks in connection with our management of capital on behalf of investors in joint ventures or other entities we manage.
Our operating subsidiaries owe certain legal duties and obligations (including reporting, governance and allocation obligations) to third-party investors and are subject to laws and regulations relating to the management of third-party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations.
In addition, our third-party capital providers may, subject to restrictions, redeem their interests in our joint ventures and managed funds or we may be unable to attract and raise additional third-party capital for our existing or potential new joint ventures and managed funds. The loss, or alteration in a negative manner, of any of this capital support could cause us to forego fee income and other income-generating opportunities and could materially impact our financial condition and results of operations. Moreover, we can provide no assurance that we will be able to attract and raise additional third-party capital for our existing joint ventures and managed funds or for potential new joint ventures and managed funds and therefore we may forego existing and/or potentially attractive
The covenants in our debt agreements limit our financial and operational flexibility, which could have an adverse effect on our financial condition.
We have incurred indebtedness and may incur additional indebtedness in the future. Our indebtedness primarily consists of publicly traded notes, letters of credit and a revolving credit facility. For more details on our indebtedness, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Capital Resources.”
The agreements governing our indebtedness contain covenants that limit our ability and the ability of some of our subsidiaries to make particular types of investments or other restricted payments, sell or place a lien on our or their respective assets, merge or consolidate. Some of these agreements also require us or our subsidiaries to maintain specific financial ratios or contain cross-defaults to our other indebtedness. Under certain circumstances, if we or our subsidiaries fail to comply with these covenants or meet these financial ratios, the noteholders or the lenders could declare a default and demand immediate repayment of all amounts owed to them or, where applicable, cancel their commitments to lend or issue letters of credit or, where the reimbursement obligations are unsecured, require us to pledge collateral or, where the reimbursement obligations are secured, require us to pledge additional or a different type of collateral.
The determination of impairments taken is highly subjective and could materially impact our financial condition or results of operations.
The determination of impairments taken on our investments, investments in other ventures, goodwill and other intangible assets and loans varies by type of asset and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects impairments in operations as such evaluations are revised. We cannot assure you that we have accurately assessed the level of impairments taken in our financial statements. Furthermore, management may determine that impairments are needed in future periods and any such impairment will be recorded in the period in which it occurs, which could materially impact our financial condition or results of operations. Historical trends may not be indicative of future impairments.

Risks Related to the Economic Environment
A decline in our investment performance could reduce our profitability and capital resources.
We have historically derived a meaningful portion of our income from our invested assets, which are principally comprised of fixed maturity securities. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. The volatility in global financial markets resulting from the COVID-19 pandemic has impacted, and may continue to impact, the value of our investment portfolio and our strategic investments. Additionally, some of our investments are subject to pre-payment or reinvestment risk. Our investment portfolio also includes securities with a longer duration, which may be more susceptible to risks such as inflation. Changes in various factors, including prevailing interest rates and credit spreads may cause fluctuations in the market value of our fixed maturity investments. Any decline in interest rates or continuation of a low interest rate environment could reduce our investment yield, which would reduce our overall profitability. Conversely, increases in interest rates could cause the market value of our investment portfolio to decrease, which could reduce our capital resources. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation levels, domestic and international economic and political conditions, and other factors beyond our control.
A portion of our investment portfolio is allocated to other classes of investments including equity securities, catastrophe bonds, term loans and interests in alternative investment vehicles such as private equity investments, private credit investments, senior secured bank loan funds and hedge funds. For certain investments, the valuation on our consolidated balance sheet may differ significantly from the values that would be used if ready markets existed for the securities representing interests in the relevant investment vehicles. If we were to sell these assets (which may be necessary if we need liquidity to pay claims), it may be at significantly lower prices than we have recorded them. Furthermore, our interests in many of the investment classes described above are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. The performance of these classes of investments is also dependent on individual investment managers and investment strategies. It is possible that these investment managers will leave, the investment strategies will become ineffective or that the managers will fail to follow our investment guidelines. Our investment portfolio may become concentrated in a limited number of issuers or have significant exposure to certain geographic areas or economic sectors. Concentration of investments can increase investment risk and portfolio volatility. Any of the foregoing could result in a decline in our investment performance and capital resources, and accordingly, adversely affect our financial results.
We may be adversely impacted by inflation.
The principal markets in which we operate are susceptible to monetary inflation, which could cause loss costs to increase, impact the performance of our investment portfolio, and borrowing costs to increase. We believe the risks of inflation across our key markets have increased. In particular, the steps taken by governments in responding to the COVID-19 pandemic, and the costs of such actions, have led to significant inflation. The impact of inflation on loss costs could be more pronounced for those lines of business that are long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation may also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business, and may require us to strengthen reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Unanticipated higher inflation could also lead to higher interest rates, which would negatively impact the value of our fixed income securities and potentially other investments. To the extent higher inflation could lead to currency fluctuation, we may also experience increased volatility on foreign exchange gains and losses in our consolidated financial statements.
We are exposed to counterparty credit risk, which could increase our liabilities and reduce liquidity.
Counterparty credit risk typically increases during periods of economic uncertainty, and we believe our exposure has increased in recent years. In connection with the settlement of reinsurance balances, we assume a substantial degree of credit risk associated with our brokers. In accordance with industry practice, we pay virtually all amounts owed on claims under our policies to reinsurance brokers, who then forward these payments to the ceding insurers that have purchased reinsurance from us. Likewise, premiums due to us by ceding insurers are virtually all paid to brokers, who then pass the amounts to us. Many of our contracts provide that if a broker fails to make a payment to a ceding insurer, we remain liable to the ceding insurer for the deficiency. Conversely, when the ceding insurer pays premiums to brokers for payment to us, these premiums are considered to have been received by us upon receipt by the broker and the ceding insurer is no longer liable to us for those amounts, even if we have not received the premiums.
We are also exposed to the credit risk of our customers, who, pursuant to their contracts with us, frequently pay us over time. We may not collect all our premiums receivable from our ceding insurers and reinsurers, and we may not collect all our reinsurance recoverable from our own retrocessionaires. We have significant premiums receivable and reinsurance recoverable, and our failure to collect even a small portion of these amounts, or a meaningful delay in the collection of recoverables as to which our own underlying obligations are due, could negatively affect our results of operations and financial condition, perhaps materially.
The continuing COVID-19 pandemic has and may continue to adversely affect our financial performance and ability to conduct operations.
The COVID-19 pandemic has had immense impacts on a global scale, including on the insurance and reinsurance industries where it has raised many new questions and challenges for us and our industry. It is difficult to predict all of the potential impacts of the COVID-19 pandemic on the markets in which we participate and our ability to effectively respond to these changing market dynamics.
The pandemic has significantly increased economic uncertainty. To the extent these conditions continue and potentially worsen, particularly with subsequent waves of infection, they could have the following impacts on our business operations and current and future financial performance and could impact us in other ways that we cannot predict:
•We have significant exposure to losses stemming from COVID-19 related claims, and we expect losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized. The extent to which the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions. In addition, legislative, regulatory, judicial or social influences may impose new obligations on insurers in connection with the pandemic that extend coverage beyond the intended contractual obligations or lead to an increase in the frequency or severity of claims beyond expected levels, resulting in the emergence of unexpected or un-modeled insurance or reinsurance losses.
•An economic recession or slowdown in economic activity resulting from the pandemic will not only increase the probability of losses, but could also reduce the demand for insurance and reinsurance, which could reduce our premium volume.
•Ongoing disruption in global financial markets and economic uncertainty due to the continuing impact of COVID-19 could cause us to incur investment losses, including credit impairments in our fixed maturity portfolio, or decline in interest rates which may reduce our future net investment income. Responses to the pandemic, including by governments, may lead or contribute to continued high inflation.
•Our counterparty credit risk may also increase, as some of our counterparties may face increased financial difficulties due to the ongoing impacts of COVID-19 on the world economy and financial markets.
•From an operational perspective, our employees, directors and agents, as well as the workforces of our brokers, vendors, service providers, retrocessionaires and other counterparties, may be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic. Remote work arrangements affect our business continuity plans, introduce operational risk, including cybersecurity risks, and may adversely affect our ability to manage our business.
The impact of the COVID-19 pandemic could also exacerbate the other risks we face described herein. All of the foregoing events or potential outcomes, including in combination with other risk factors included herein, could cause a material adverse effect on our results of operations for any period, and, depending on their severity, could also materially and adversely affect our financial condition.
We may be adversely affected by foreign currency fluctuations.
We routinely transact business in currencies other than the U.S. dollar, our financial reporting currency. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar and certain of our subsidiaries have non-U.S. dollar functional currencies. Although we generally seek to hedge significant non-U.S. dollar positions, we may experience losses resulting from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Our significant third-party capital management operations may further complicate these foreign currency operational needs and risk.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our exposure to significant catastrophic events may cause significant volatility in our operating and capital needs. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity, debt or hybrid financings, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. We are also exposed to the risk that the contingent capital facilities we have in place may not be available as expected.
If we are unable to obtain adequate capital when needed, we may not be able to grow and take advantage of favorable market conditions, or we may be required to reduce the amount of business that we write, impacting our results of operations and financial condition.
In addition, we are exposed to the risk that we may be unable to raise new capital for our joint ventures, managed funds and other private alternative investment vehicles, which would reduce our future fee income and market capacity, and thus negatively affect our results of operations and financial condition. For example, it is possible that substantial losses ceded to the alternative capital sector over a period of years, and restraints on capital return and maintenance of collateral for prior loss periods by a number of market participants, may contribute to a reduction in investor appetite to this product class in the near term.
Risks Related to Legal and Regulatory Matters
The regulatory systems under which we operate could restrict our ability to operate, increase our costs, or otherwise adversely impact us.
Our operating subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. See “Part I, Item 1. Business—Regulation.” These statutes, regulations and policies may, among other things, restrict the ability of our subsidiaries, joint ventures or managed funds to write certain business, make certain investments and distribute funds. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in these jurisdictions, which could subject us to fines and/or penalties. Our current or future business strategy could cause one or more of our currently unregulated subsidiaries to become subject to some form of regulation in the future. Any failure to comply with current or future applicable laws or regulations could result in restrictions on our ability to do business or undertake activities that are regulated in these jurisdictions, which could subject us to fines and other penalties. In addition, changes in the laws or regulations to which our operating subsidiaries are subject or in their interpretation could have an adverse effect on our business.
Several of our operating subsidiaries are not licensed or admitted in any jurisdiction except Bermuda, conduct business only from their offices in Bermuda and do not maintain offices in the U.S. The insurance and reinsurance regulatory framework continues to be subject to increased scrutiny in many jurisdictions, including the U.S. and Europe. If our Bermuda insurance or reinsurance operations become subject to the insurance laws of any state in the U.S., jurisdictions in the EU, or elsewhere, we could face challenges to the future operations of these companies. We could also be required to allocate considerable time and resources to comply with any new or additional regulatory requirements in any of the jurisdictions in which we operate, and any such requirements could impact the operations of our insurance and/or non-insurance subsidiaries, result in increased costs for us and impact our financial condition
It is possible that individual jurisdiction or cross border regulatory developments could adversely differentiate Bermuda, the jurisdiction in which we are subject to group supervision, or could exclude Bermuda-based companies from benefits such as market access, mutual recognition or reciprocal rights made available to other jurisdictions, which could adversely impact us. Any such development could significantly and negatively affect our operations.
Political, regulatory and industry initiatives by state and international authorities could adversely affect our business.
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as a number of international authorities, and we believe it is likely there will be increased regulatory intervention in our industry in the future.

We could also be adversely affected by proposals or enacted legislation that provide for reinsurance capacity in markets and to consumers that we target, expand the scope of coverage under existing policies for perils such as hurricanes or earthquakes or for a pandemic disease outbreak, mandate the terms of insurance and reinsurance policies, expand the scope of the Federal Insurance Office or establish a new federal insurance regulator or otherwise revise laws, regulations, or contracts under which we operate, which may disproportionately benefit the companies of one country over those of another.
Bermuda is also subject to increasing scrutiny by political bodies outside of Bermuda, including the EU Code of Conduct Group. See “The OECD and the EU may pursue measures that might increase our taxes and reduce our net income and increase our reporting requirements.” Due to this increased legislative and regulatory scrutiny of the reinsurance industry and Bermuda, our cost of compliance with applicable laws may increase, which could result in a decrease to our profitability. Further, as we continue to expand our business operations outside of Bermuda, we are increasingly subject to new and additional regulations, including, for example, laws relating to anti-corruption and anti-bribery.
We face risks related to changes in Bermuda law and regulations, and the political environment in Bermuda.
We are incorporated in Bermuda and many of our operating companies are domiciled in Bermuda. Therefore, changes in Bermuda law and regulation may have an adverse impact on our operations, such as the imposition of tax liability, increased regulatory supervision or changes in regulation.
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
Our liquidity could be impacted due to regulatory requirements for collateral by non-U.S. insurers.
Many jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, the form and quantity of which is also subject to the regulations of those jurisdictions. Our contracts generally require us to post such security via a letter of credit, a trust account, or where applicable utilize a multi-beneficiary reinsurance trust, with the release of such security being controlled by the insurance company and/or a regulator. Because of these requirements, we could be put at a competitive disadvantage relative to certain of our competitors who are licensed and admitted in U.S. jurisdictions. Further, if we are not able to access sufficient unrestricted liquid assets from our other operations in order to operate our business from time to time, our business could be adversely impacted. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Cash Flows—Credit Facilities, Trusts and Other Collateral Arrangements—Multi-Beneficiary Reinsurance Trusts and Multi-Beneficiary Reduced Collateral Reinsurance Trusts” for a discussion of certain of these collateral arrangements.
Regulatory regimes and changes to accounting rules may adversely impact our financial results irrespective of business operations.
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
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other jurisdictions. U.S. laws and regulations that may be applicable to us include economic trade sanctions laws and regulations administered by OFAC as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ to some degree from those of the U.S. and these differences may additionally expose us to sanctions violations.
In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions. In addition, such violations could damage our business and our reputation. Such criminal or civil sanctions, penalties, other sanctions, and damage to our business and reputation could adversely affect our financial condition and results of operations.
Risks Related to Taxation
Our Bermuda subsidiaries may be subject to U.S. corporate income tax.
We conduct a significant amount of business through Bermuda subsidiaries that we believe are not subject to U.S. corporate income tax as they are not engaged in a trade or business in the U.S. Since there is considerable uncertainty, however, as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of our non-U.S. companies is engaged in a trade or business in the U.S. Were this to occur, such company could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business. If we or one or more of our Bermuda subsidiaries were ultimately held to be subject to taxation, our earnings would correspondingly decline.
While we have maintained our rigorous tax-related operating protocols during the ongoing COVID-19 pandemic, it is possible that ongoing severe travel restrictions may give rise to substantial operating challenges should current conditions persist.
U.S. tax changes could reduce our access to capital, decrease demand for our products, impact our shareholders or investors in our joint ventures or other entities we manage or otherwise adversely affect us.
In 2017, the U.S. adopted tax reform legislation, commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act included a new base erosion anti-avoidance tax that would have substantially altered the taxation of affiliate reinsurance between our operating affiliates which are subject to U.S. taxation and our non-U.S. affiliates which are not. Although base erosion anti-avoidance tax has not significantly impacted us to date as the affiliate reinsurance targeted by the base erosion anti-avoidance tax was not material to our operations, it could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons, such as efficient use of capital within our group, in the future and could result in higher prices for the reinsurance products we buy and sell.
The Tax Cuts and Jobs Act increased the likelihood that we or any of our non-U.S. subsidiaries or any entity managed by us will be deemed a “controlled foreign corporation” within the meaning of the Internal Revenue Code for U.S. federal tax purposes. Specifically, the Tax Cuts and Jobs Act expands the definition of “U.S. shareholder” for “controlled foreign corporation” purposes to include “U.S. persons” who own 10% or more of the value of a foreign corporation’s shares, rather than only looking to voting power held. In the event a corporation is characterized as a “controlled foreign corporation,” any “U.S. shareholder” of the “controlled foreign corporation” is required to include its pro rata share of certain insurance and related investment income in income for a taxable year, even if such income is not distributed.
In addition to changes in the “controlled foreign corporation” rules, the Tax Cuts and Jobs Act contains modifications to certain provisions relating to PFIC status that could, for example, discourage U.S. persons from investing in our joint ventures or other entities we manage. While we believe that we should not be characterized as a PFIC, we cannot assure you that this will continue to be the case in future years. It is also possible that joint venture entities managed by us may be characterized as PFICs, which could make these entities less attractive to investors and reduce our fee income.
It is currently anticipated (though not assured) that we will operate each of our non-U.S. subsidiaries in such a way that gross related person insurance income will constitute less the 20% of the gross insurance income of each of our non-U.S. insurance subsidiaries for any taxable year in the foreseeable future. On January 25, 2022, proposed regulations were published which could, if finalized in their current form, substantially expand the definition of related person insurance income to include insurance income of our non-U.S. subsidiaries related to affiliate reinsurance transactions. These regulations would apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, the proposed regulations, if finalized in their current form, could limit our ability to execute affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and could increase the risk that gross related person insurance income could constitute 20% or more of the gross insurance income of one or more of our non-U.S. insurance subsidiaries in a particular taxable year, which could result in such related person insurance income being taxable to U.S. persons that own our shares.

Further, the taxation of us or our subsidiaries and our shareholders may be the subject of future tax legislation, which could have a material adverse effect on us or our shareholders.
The OECD and the jurisdictions in which we operate may pursue measures that might increase our taxes and reduce our net income and increase our reporting requirements.
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
In addition, in 2015, the OECD published its final series of Base Erosion and Profit Shifting reports related to its attempt to coordinate multilateral action on international tax rules. The actions recommended changes in the tax law which, if adopted, could subject us to additional taxes and increase the complexity and cost of tax compliance.
Following the recommendations in the final series of these reports, the OECD has continued to consult on and review the tax challenges arising from the digital economy. In May 2019, the OECD published a “Programme of Work,” divided into two pillars, with the goal of tackling the challenges of taxing the digital economy. The OECD then published Blueprints for the two pillars late in 2020 and commenced a public consultation on the proposals.
In 2021, significant steps were taken to develop a plan for implementing a two-pillar solution. In October, the OECD/G20 Inclusive Framework released a statement agreeing a two-pillar solution to address the tax challenges arising from the digital economy. Pillar One addresses the broader challenge of a digitalized economy and focuses on the allocation of group profits among taxing jurisdictions based on a market-based concept rather than historical “permanent establishment” concepts. Pillar One includes explicit exclusions for Regulated Financial Services, so is not expected to have a material impact on insurance and reinsurance groups. Pillar Two addresses the remaining Base Erosion and Profit Shifting risk of profit shifting to entities in low tax jurisdictions by introducing a global minimum tax on large groups (groups with consolidated revenues in excess of €750 million), which would require large groups to calculate the effective tax rate of each group company operating in a relevant jurisdiction and, where a group company has an effective tax rate below 15%, pay an additional top-up tax. In December 2021, the OECD issued Pillar Two model rules for domestic implementation of the global minimum tax and shortly thereafter the European Commission proposed a Directive to implement the Pillar Two rules into EU law, which, if unanimously agreed by EU member states, will require EU member states to transpose the rules into their national laws by 31 December 2022 with certain measures initially coming into effect from 1 January 2023. If the countries in which we operate amend their tax laws to fully adopt the Pillar Two framework, there may be an increase in the company’s income taxes.
Further, we could be adversely impacted by other changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by taxation authorities in the jurisdictions in which we operate, which could materially adversely affect our results of operations.
Risks Related to the Ownership of our Securities
Because we are a holding company, we are dependent on dividends and payments from our subsidiaries.
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
Some provisions of our bye-laws may discourage third parties from making unsolicited takeover bids or prevent the removal of our current board of directors and management. In particular, our bye-laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares, unless otherwise waived at the discretion of the Board. In addition, our bye-laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our shares unless otherwise waived at the discretion of the Board. These provisions may have the effect of deterring purchases of large blocks of our common shares or proposals to acquire us, even if our shareholders might deem these purchases or acquisition proposals to be in their best interests.
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
In addition, many jurisdictions in which our insurance and reinsurance subsidiaries operate have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws apply to us and our subsidiaries, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and has obtained prior approval for the proposed change from such regulators. Under these laws, control is typically presumed when a person acquires, directly or indirectly, 10% or more of the voting power of the insurance company or its parent, although this presumption is rebuttable. Therefore, a person may not acquire 10% or more of our common shares without the prior approval of the applicable insurance regulators.
Investors may have difficulty in serving process or enforcing judgments against us in the U.S.
We are a Bermuda company. In addition, many of our officers and directors reside in countries outside the U.S. All or a substantial portion of our assets and the assets of these officers and directors may be located outside the U.S. Investors may have difficulty effecting service of process within the U.S. on our directors and officers who reside outside the U.S. or recovering against us or these directors and officers on judgments of U.S. courts based on civil liabilities provisions of the U.S. federal securities laws whether or not we appoint an agent in the U.S. to receive service of process.
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

ITEM 3.    LEGAL PROCEEDINGS
The information required by this Item relating to legal proceedings is incorporated herein by reference to information included in “Note 20. Commitments, Contingencies and Other Items” in our “Notes to the Consolidated Financial Statements.”
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.” On February 2, 2022, there were 99 holders of record of our common shares.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Composite Stock Price Index and S&P’s Property-Casualty Industry Group Stock Price Index, for the five-year period commencing December 31, 2016 and ending December 31, 2021, assuming $100 was invested on December 31, 2016. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2017 through December 31, 2021. As depicted in the graph below, during this period, the cumulative return was (1) 30.0% on our common shares; (2) 133.3% for the S&P 500 Composite Stock Price Index; and (3) 83.5% for the S&P’s Property-Casualty Industry Group Stock Price Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
$-20
$-40
$-60
$-80
$-100
$-120
Dec 31, 2016
Dec 31, 2017
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
RNR
S&P 500
S&P P&C

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On each of November 11, 2021 and February 4, 2022, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the fourth quarter of 2021, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Repurchase Program		Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in millions)
Beginning dollar amount available to be repurchased							$421.8
October 1 - 31, 2021	684,654	$146.52	145	$141.80	684,509	$146.52	321.5
November 1 - 10, 2021	216,275	$153.52	—	$—	216,275	$153.52	288.3
November 11 - renewal of authorized share repurchase program of $500.0 million							500.0
November 11 - 30, 2021	311,066	$160.80	87	$152.55	310,979	$160.80	450.0
December 1 - 31, 2021	876,867	$165.99	12,945	$169.33	863,922	$165.94	306.6
Total	2,088,862	$157.54	13,177	$168.92	2,075,685	$157.47	$306.6

During 2021, pursuant to our publicly announced share repurchase program, we repurchased 6.6 million common shares at an aggregate cost of $1.0 billion and an average price of $156.78 per common share. At December 31, 2021, $306.6 million remained available for repurchase under the share repurchase program. Subsequent to December 31, 2021 and through the period ended February 2, 2022, we repurchased 462 thousand common shares at an aggregate cost of $76.1 million and an average price of $164.52 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2021 compared to 2020 and 2020 compared to 2019, respectively as well as our liquidity and capital resources at December 31, 2021. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
On March 22, 2019, we acquired TMR, including RREAG, RenaissanceRe UK, and their subsidiaries, and our results of operations and financial condition include TMR from the acquisition date. The three months ended June 30, 2019, was the first full period that reflected the results of TMR on the Company’s results of operations. Subsequently, on August 18, 2020, we sold RenaissanceRe UK to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. Refer to “Note 21. Sale of RenaissanceRe UK” in our “Notes to the Consolidated Financial Statements” for additional information with respect to the sale of RenaissanceRe UK. Refer to “Note 3. Acquisition of Tokio Millennium Re” in our “Notes to the Consolidated Financial Statements” for additional information with respect to the acquisition of TMR. The following discussion and analysis of our financial condition and results of operations for 2021 compared to 2020, and 2020 compared to 2019, should be read in this context.
In this Form 10-K, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise. Defined terms used throughout this Form 10-K are included in the “Glossary of Defined Terms” at the end of “Part I, Item 1. Business” of this Form 10-K.
All dollar amounts referred to in this Form 10-K are in U.S. dollars unless otherwise indicated.
Due to rounding, numbers presented in the tables included in this Form 10-K may not add up precisely to the totals provided.
INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K., and the U.S. To best serve our clients in the places they do business, we have operating subsidiaries, branches, joint ventures, managed funds and underwriting platforms around the world. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S., RREAG, Renaissance Reinsurance of Europe and our Lloyd’s syndicate, Syndicate 1458. We write property and casualty and specialty reinsurance through our wholly-owned operating subsidiaries, joint ventures, managed funds and Syndicate 1458 and certain insurance products primarily through Syndicate 1458 and RenaissanceRe Specialty U.S. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses, and also writes business through delegated authority arrangements. We also underwrite reinsurance on behalf of joint ventures, including DaVinci, Top Layer Re, Upsilon RFO and Vermeer. In addition, through Medici, we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
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
Our current business strategy focuses predominantly on writing reinsurance, although as we grow our casualty and specialty and other property lines of business, we are increasingly writing excess and surplus lines insurance through delegated authority arrangements. We also pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments directed at classes of risk other than catastrophe reinsurance. From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.
We have determined our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of our operating subsidiaries, joint ventures and managed funds.
The underwriting results of our operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
A meaningful portion of the reinsurance and insurance we write provides protection from damages relating to natural and man-made catastrophes. Our results depend to a large extent on the frequency and severity of these catastrophic events, and the coverages we offer to customers that are affected by these events.

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
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created, and manage, multiple capital vehicles across several jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. In addition, our differentiated strategy and capabilities position us to pursue bespoke or large solutions for clients, which may be non-recurring. This, and other factors including the timing of contract inception, could result in significant volatility of premiums in both our Property and Casualty and Specialty segments. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and net realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees received from our joint ventures and managed funds.
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operating expenses, which primarily consist of personnel expenses, rent and other operating expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) redeemable noncontrolling interests, which represent the interests of third parties with respect to the net income of DaVinciRe, Medici and Vermeer; and (6) interest and dividends related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal. In the future, our net tax exposure may increase as our operations expand geographically, or as a result of adverse tax developments.
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
Effects of Inflation
General economic inflation has increased and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. This risk may be exacerbated by the steps taken by governments and central banks throughout the world in responding to the COVID-19 pandemic. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The onset, duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
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
SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2021. The results of TMR are included in our consolidated financial data from March 22, 2019. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and the other information in this “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2021	2020	2019	2018	2017
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$7,833,798	$5,806,165	$4,807,750	$3,310,427	$2,797,540
Net premiums written	5,939,375	4,096,333	3,381,493	2,131,902	1,871,325
Net premiums earned	5,194,181	3,952,462	3,338,403	1,976,129	1,717,575
Net investment income	319,479	354,038	424,207	269,965	197,775
Net realized and unrealized gains (losses) on investments	(218,134)	820,636	414,109	(183,168)	160,256
Net claims and claim expenses incurred	3,876,087	2,924,609	2,097,021	1,120,018	1,861,428
Acquisition expenses	1,214,858	897,677	762,232	432,989	346,892
Operational expenses	212,184	206,687	222,733	178,267	160,778
Underwriting income (loss)	(108,948)	(76,511)	256,417	244,855	(651,523)
Net income (loss)	(103,440)	993,058	950,267	268,917	(354,671)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	(73,421)	731,482	712,042	197,276	(244,770)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	(1.57)	15.31	16.29	4.91	(6.15)
Dividends per common share	1.44	1.40	1.36	1.32	1.28
Weighted average common shares outstanding – diluted	47,171	47,178	43,175	39,755	39,854
Return on average common equity	(1.1)%	11.7%	14.1%	4.7%	(5.7)%
Combined ratio	102.1%	101.9%	92.3%	87.6%	137.9%

At December 31,	2021	2020	2019	2018	2017
Balance Sheet Data:
Total investments	$21,442,659	$20,558,176	$17,368,789	$11,885,747	$9,503,439
Total assets	33,959,502	30,820,580	26,330,094	18,676,196	15,226,131
Reserve for claims and claim expenses	13,294,630	10,381,138	9,384,349	6,076,271	5,080,408
Unearned premiums	3,531,213	2,763,599	2,530,975	1,716,021	1,477,609
Debt	1,168,353	1,136,265	1,384,105	991,127	989,623
Capital leases	22,459	22,853	25,072	25,853	26,387
Preference shares	750,000	525,000	650,000	650,000	400,000
Total shareholders’ equity attributable to RenaissanceRe	6,624,281	7,560,248	5,971,367	5,045,080	4,391,375
Common shares outstanding	44,445	50,811	44,148	42,207	40,024

Book value per common share	$132.17	$138.46	$120.53	$104.13	$99.72
Accumulated dividends	23.52	22.08	20.68	19.32	18.00
Book value per common share plus accumulated dividends	$155.69	$160.54	$141.21	$123.45	$117.72
Change in book value per common share plus change in accumulated dividends	(3.5)%	16.0%	17.1%	5.7%	(6.9)%

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
The following table summarizes our claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2021	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$1,555,210	$1,996,760	$2,825,718	$6,377,688
Casualty and Specialty	1,784,334	128,065	5,004,543	6,916,942
Total	$3,339,544	$2,124,825	$7,830,261	$13,294,630

At December 31, 2020
(in thousands)
Property	$1,127,909	$1,617,003	$1,627,541	$4,372,453
Casualty and Specialty	1,651,150	133,843	4,223,692	6,008,685
Total	$2,779,059	$1,750,846	$5,851,233	$10,381,138

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2021	2020	2019
(in thousands)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$7,455,128	$6,593,052	$3,704,050
Net incurred related to:
Current year	4,125,557	3,108,421	2,123,876
Prior years	(249,470)	(183,812)	(26,855)
Total net incurred	3,876,087	2,924,609	2,097,021
Net paid related to:
Current year	574,230	412,172	265,649
Prior years	1,649,872	1,592,456	832,405
Total net paid	2,224,102	2,004,628	1,098,054
Foreign exchange (1)	(81,152)	97,273	31,260
Amounts disposed (2)	—	(155,178)	—
Amounts acquired (3)	—	—	1,858,775
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	9,025,961	7,455,128	6,593,052
Reinsurance recoverable as of end of period	4,268,669	2,926,010	2,791,297
Reserve for claims and claim expenses as of end of period	$13,294,630	$10,381,138	$9,384,349

(1)    Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date.
(2)    Represents the fair value of RenaissanceRe UK’s reserve for claims and claim expenses, net of reinsurance recoverable, disposed of on August 18, 2020.
(3)    Represents the fair value of TMR’s reserve for claims and claim expenses, net of reinsurance recoverable, acquired at March 22, 2019.
The following table details our prior year development by segment of its liability for unpaid claims and claim expenses:

Year ended December 31,	2021	2020	2019
(in thousands)	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(233,373)	$(157,049)	$(2,973)
Casualty and Specialty	(16,097)	(26,763)	(23,882)
Total favorable development of prior accident years net claims and claim expenses	$(249,470)	$(183,812)	$(26,855)

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
Our estimates of large losses are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses, proprietary models, historical reinsurance and insurance loss experience and statistics, management’s experience and judgment to assist the establishment of appropriate claims and claim expense reserves, and the terms and conditions of our contracts. The uncertainty of our estimates for large losses is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the loss, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants, the potential for further reporting lags or insufficiencies and, in certain cases, the form of the claims and legal issues under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large losses can be concentrated with a few large clients and therefore the loss estimates for these losses may vary significantly based on the claims experience of those clients. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which we believe may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain losses, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying our loss estimates. Loss reserve estimation in respect of our retrocessional contracts poses further challenges compared to directly assumed reinsurance. In addition, our actual net losses may increase if our reinsurers or other obligors fail to meet their obligations.
Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this favorable development on prior accident years net claims and claim expenses will occur in future periods.
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
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2021 differ from our initial accident year estimates and demonstrate that our most recent estimate of incurred claims and claim expenses are reasonably likely to vary from our initial estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development, in comparison, for accident years where our current estimates are higher than our original estimates we have experienced adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum and TMR in the table below. For incurred accident year claims and claim expenses denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2021.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$560,348	$429,885	$395,605	$375,439	$358,509	$346,756	$338,877	$334,347	$325,042	$322,871
2013	—	318,033	294,315	272,191	250,014	238,734	235,016	235,356	238,404	240,779
2014	—	—	302,158	278,813	265,569	260,542	259,379	256,845	250,647	247,708
2015	—	—	—	372,338	357,065	334,099	323,211	311,964	305,847	295,081
2016	—	—	—	—	455,503	469,120	452,922	434,706	415,572	411,698
2017	—	—	—	—	—	1,644,982	1,461,953	1,350,684	1,328,419	1,273,461
2018	—	—	—	—	—	—	938,309	1,020,102	979,598	857,217
2019	—	—	—	—	—	—	—	992,526	956,445	898,472
2020	—	—	—	—	—	—	—	—	1,580,564	1,600,743
2021	—	—	—	—	—	—	—	—	—	2,370,891
Total										$8,518,921

Our initial and subsequent estimates of incurred claims and claim expenses, net of reinsurance, are impacted by available information derived from claims information from customers and brokers, industry assessments of losses, proprietary models, historical reinsurance and insurance loss experience and statistics, management’s experience and judgment to assist the establishment of appropriate claims and claim expense reserves, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, net claims and claim expenses associated with the 2017 accident year have experienced favorable development. This is largely driven by reductions in estimated net ultimate claims and claim expenses associated with the 2017 Large Loss Events. In comparison, net claims and claim expenses associated with 2020 accident year have experienced adverse development. The adverse development was driven by an increase in expected net claims and claim expenses as new and additional claims information was received associated with the 2020 Weather-Related Large Loss Events.
In accident years with a low level of insured catastrophe losses, our other property lines of business contribute a greater proportion of our overall incurred claims and claim expenses within our Property segment, compared to years with a high level of insured catastrophe losses. We expect that certain of our other property lines of business will tend to generate less volatility in future calendar years and, as such, we would expect to see a slower more stable increase or decrease in estimated incurred net claims and claim expenses over time in such business. Certain of our other property contracts are also exposed to catastrophe events, resulting in increased volatility of incurred claims and claim expenses driven by the occurrence of catastrophe events. In addition, volatility in the initial estimate associated with large catastrophe losses and the speed at which we settle claims can vary significantly based on the type of event. We also anticipate that losses from the COVID-19 pandemic will be highly complex and uncertain, given the unprecedented situation, and will take longer to develop given the nature of the losses, thus potentially adding volatility to our incurred net claims and claim expenses.
Sensitivity Analysis
The table below shows the impact on our reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2021 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from large losses. In addition, we adjust the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent losses are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to uncertainty with respect to the size of the industry losses, which contracts have been exposed to the loss and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the losses occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, or redeemable noncontrolling interest.
Property Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2021	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2021	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2021	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2021	% Impact of Change on Shareholders’ Equity at December 31, 2021
Higher	$7,070,794	$693,106	5.2%	670.1%	(10.5)%
Recorded	$6,377,688	$—	—%	—%	—%
Lower	$5,892,394	$(485,294)	(3.7)%	(469.2)%	7.3%

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
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses. The key assumptions in the determination of ultimate claims and claim expenses include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2021 differ from our initial accident year estimates and demonstrates that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicate adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum and TMR in the table below. For incurred accident year claims denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2021.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
2012	$578,130	$592,453	$563,062	$551,958	$540,732	$554,391	$568,888	$577,474	$569,186	$570,741
2013	—	594,425	592,861	564,622	540,484	527,719	512,923	490,856	482,099	485,498
2014	—	—	700,597	695,827	700,137	681,191	663,280	675,424	646,998	640,914
2015	—	—	—	767,250	787,882	827,103	807,386	793,509	811,403	816,906
2016	—	—	—	—	962,878	995,833	994,781	986,009	950,960	962,173
2017	—	—	—	—	—	1,309,433	1,286,751	1,313,703	1,274,909	1,285,920
2018	—	—	—	—	—	—	1,260,481	1,322,850	1,318,322	1,331,532
2019	—	—	—	—	—	—	—	1,262,941	1,256,812	1,255,990
2020	—	—	—	—	—	—	—	—	1,510,390	1,475,979
2021	—	—	—	—	—	—	—	—	—	1,709,700
Total										$10,535,353

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
Sensitivity Analysis
The table below shows the impact on our Casualty and Specialty segment reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2021, of a reasonable range of possible outcomes associated with a variety of reasonable actuarial assumptions for our estimates of gross ultimate claims and claim expense ratios and loss reporting patterns. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, or redeemable noncontrolling interest.
Casualty and Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2021	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2021	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2021	% Impact of Change on Shareholders’ Equity at December 31, 2021
Increase expected claims and claim expense ratio by 10%	Slower reporting	$1,143,914	8.6%	1,105.9%	(17.3)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	$500,454	3.8%	483.8%	(7.6)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	$141,739	1.1%	137.0%	(2.1)%
Expected claims and claim expense ratio	Slower reporting	$584,963	4.4%	565.5%	(8.8)%
Expected claims and claim expense ratio	Expected reporting	$—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	$(326,104)	(2.5)%	(315.3)%	4.9%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	$26,013	0.2%	25.1%	(0.4)%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	$(500,454)	(3.8)%	(483.8)%	7.6%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	$(793,948)	(6.0)%	(767.5)%	12.0%

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
Lines of business that are similar in both the nature of their business and estimation process may be grouped for purposes of estimating premiums. Premiums are estimated based on ceding company estimates and our own judgment after considering factors such as: (1) the ceding company’s historical premium versus projected premium, (2) the ceding company’s history of providing accurate estimates, (3) anticipated changes in the marketplace and the ceding company’s competitive position therein, (4) reported premiums to date and (5) the anticipated impact of proposed underwriting changes. Estimates of premiums written and earned are based on the selected ultimate premium estimate, the terms and conditions of the reinsurance contracts and the remaining exposure from the underlying policies. We evaluate the appropriateness of these estimates in light of the actual premium reported by the ceding companies, information obtained during audits and other information received from ceding companies.
We estimate our provision for current expected credit losses by applying specific percentages against each premiums receivable based on the counterparty’s credit ratings. The percentages applied are based on information received from both insureds and ceding companies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2021, the Company’s premiums receivable balance was $3.8 billion (2020 - $2.9 billion). Of the Company’s premiums receivable balance as of December 31, 2021, the majority are receivables from highly rated counterparties. At December 31, 2021, the Company held a provision for current expected credit losses on its premiums receivable of $2.8 million (2020 - $6.0 million).
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
We estimate our provision for current expected credit losses by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2021, our reinsurance recoverable balance was $4.3 billion (2020 - $2.9 billion). Of this amount, 46.9% is fully collateralized by our reinsurers, 52.1% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2020 - 45.2%, 53.4% and 1.4%, respectively). The reinsurers with the three largest balances accounted for 19.9%, 8.4% and 4.3%, respectively, of our reinsurance recoverable balance at December 31, 2021 (2020 - 15.3%, 10.8% and 6.7%, respectively). The provision for current expected credit losses recorded against reinsurance recoverable was $8.3 million at December 31, 2021 (2020 - $6.3 million). The three largest company-specific components of the provision for current expected credit losses represented 18.0%, 13.9% and 11.2%, respectively, of our total provision for current expected credit losses at December 31, 2021 (2020 - 13.2%, 13.0% and 6.7%, respectively).
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
At December 31, 2021, we classified $169.3 million and $10.8 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs. This represented 0.5% and 0.0% of our total assets and liabilities, respectively. Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities.
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
As a result of the Company’s impairment assessment performed during the fourth quarter of 2021, the Company determined that there was no impairment during 2021, and therefore the Company recorded no intangible asset impairment charge during the year ended December 31, 2021. Refer to “Note 4. Goodwill and Other Intangible Assets” in our “Notes to the Consolidated Financial Statements” for additional information with respect to the impairment.
As at December 31, 2021, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $210.9 million of goodwill (2020 - $211.0 million) and $32.6 million of other intangible assets (2020 - $38.6 million). Impairment charges related to these balances were $Nil during the year ended December 31, 2021 (2020 - $6.8 million, 2019 - $Nil). In the future, it is possible we will hold more goodwill and intangible assets, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
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
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2021, we had $98.1 million (2020 - $98.4 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $9.9 million of goodwill and $8.7 million of other intangible assets (2020 - $10.6 million and $12.4 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. We have not recorded any other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under the equity method in any of the years ended December 31, 2021, 2020 or 2019. See “Note 4. Goodwill and Other Intangible Assets” in our “Notes to the Consolidated Financial Statements” for additional information.

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
At December 31, 2021, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $192.4 million (2020 - $138.0 million) and $131.5 million (2020 - $88.7 million), respectively. See “Note 15. Taxation” in our “Notes to the Consolidated Financial Statements” for additional information. At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the net deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. The valuation allowance relates to a substantial portion of our net deferred tax assets in most jurisdictions in which we do business. It excludes Bermuda and our U.S. operations that existed prior to the acquisition of TMR, which only have a small valuation allowance against finite lived tax carryforwards.
We have unrecognized tax benefits of $Nil as of December 31, 2021 (2020 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense. At December 31, 2021, interest and penalties accrued on unrecognized tax benefits were $Nil (2020 - $Nil).
The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2020 with the IRS; 2017 through 2020 with Ireland; 2019 through 2020 with the U.K.; 2017 through 2020 with Singapore; 2019 and 2020 with Switzerland; and 2017 through 2020 with Australia. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)
Statements of Operations Highlights
Year ended December 31,	2021	2020	2019
Gross premiums written	$7,833,798	$5,806,165	$4,807,750
Net premiums written	$5,939,375	$4,096,333	$3,381,493
Net premiums earned	$5,194,181	$3,952,462	$3,338,403
Net claims and claim expenses incurred	3,876,087	2,924,609	2,097,021
Acquisition expenses	1,214,858	897,677	762,232
Operational expenses	212,184	206,687	222,733
Underwriting income (loss)	$(108,948)	$(76,511)	$256,417

Net investment income	$319,479	$354,038	$424,207
Net realized and unrealized gains (losses) on investments	(218,134)	820,636	414,109
Total investment result	$101,345	$1,174,674	$838,316

Net income (loss)	$(103,440)	$993,058	$950,267
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(73,421)	$731,482	$712,042
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(1.57)	$15.31	$16.29
Dividends per common share	$1.44	$1.40	$1.36

Key Ratios
Year ended December 31,	2021	2020	2019
Net claims and claim expense ratio – current accident year	79.4%	78.6%	63.6%
Net claims and claim expense ratio – prior accident years	(4.8)%	(4.6)%	(0.8)%
Net claims and claim expense ratio – calendar year	74.6%	74.0%	62.8%
Underwriting expense ratio	27.5%	27.9%	29.5%
Combined ratio	102.1%	101.9%	92.3%
Return on average common equity	(1.1)%	11.7%	14.1%

Book Value
At December 31,	2021	2020	2019
Book value per common share	$132.17	$138.46	$120.53
Accumulated dividends per common share	23.52	22.08	20.68
Book value per common share plus accumulated dividends	$155.69	$160.54	$141.21
Change in book value per common share plus change in accumulated dividends	(3.5)%	16.0%	17.1%

Balance Sheet Highlights
At December 31,	2021	2020	2019
Total assets	$33,959,502	$30,820,580	$26,330,094
Total shareholders’ equity attributable to RenaissanceRe	$6,624,281	$7,560,248	$5,971,367

Results of Operations for 2021 Compared to 2020
Net loss attributable to RenaissanceRe common shareholders was $73.4 million in 2021, compared to net income available to RenaissanceRe common shareholders of $731.5 million in 2020, a decrease of $804.9 million. As a result of our net loss attributable to RenaissanceRe common shareholders in 2021, we generated an annualized return on average common equity of negative 1.1% and our book value per common share decreased from $138.46 at December 31, 2020 to $132.17 at December 31, 2021, a 3.5% decrease, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during 2021, on a comparative basis to 2020, include:
•Impact of Weather-Related Large Losses and COVID-19 - in 2021, we had a net negative impact on our net loss attributable to RenaissanceRe common shareholders of $962.1 million resulting from the 2021 Weather-Related Large Losses. This compares to a net negative impact on our net income available to RenaissanceRe common shareholders of $493.6 million in 2020 resulting from the 2020 Weather-Related Large Loss Events and $286.6 million resulting from losses related to the COVID-19 pandemic;
•Underwriting Results - we incurred an underwriting loss of $108.9 million and had a combined ratio of 102.1% in 2021, compared to an underwriting loss of $76.5 million and a combined ratio of 101.9% in 2020. Our underwriting loss in 2021 was comprised of an underwriting loss of $185.5 million in our Property segment, partially offset by underwriting income of $76.6 million in our Casualty and Specialty segment. In comparison, our underwriting loss in 2020 was comprised of $87.5 million of underwriting loss in our Casualty and Specialty segment, partially offset by underwriting income of $11.0 million in our Property segment.
Included in our underwriting results in 2021 was the impact of the 2021 Weather-Related Large Losses, which resulted in a net negative impact on our underwriting result of $1.4 billion and added 28.5 percentage points to the combined ratio, primarily in the Property segment. In comparison, our underwriting result in 2020 was principally impacted by the 2020 Weather-Related Large Loss Events and the COVID-19 losses. In 2020, the 2020 Weather-Related Large Loss Events resulted in a net negative impact on the underwriting result of $668.5 million and added 17.2 percentage points to the combined ratio, primarily in the Property segment. The COVID-19 losses incurred in 2020, which impacted both the Property and Casualty and Specialty segments, resulted in a net negative impact on the underwriting result of $351.9 million and added 8.9 percentage points to the combined ratio;
•Gross Premiums Written - our gross premiums written increased by $2.0 billion, or 34.9%, to $7.8 billion, in 2021, compared to 2020, with an increase of $959.6 million in the Property segment and an increase of $1.1 billion in the Casualty and Specialty segment. The increase was driven by growth from both new and existing business and rate improvements across both segments and a number of our underwriting platforms, and, in our Property segment, reinstatement premiums of $348.0 million associated with 2021 Weather-Related Large Losses, as compared to $79.2 million of reinstatement premiums in 2020 associated with the 2020 Weather-Related Large Loss Events and $28.0 million associated with COVID-19 losses in 2020;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was $101.3 million in 2021, compared to $1.2 billion in 2020, a decrease of $1.1 billion. The primary driver of the lower total investment result, for 2021, was the net realized and unrealized losses on our fixed maturity trading portfolio, partially offset by net realized and unrealized gains on our equity investments trading portfolio. The higher investment results in 2020 were favorably impacted by the market recovery following the disruption in global financial markets associated with the COVID-19 pandemic; and
•Net Loss (Income) Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $63.3 million in 2021, compared to net income attributable to redeemable noncontrolling interest of $230.7 million in 2020, reflecting the impact of higher underwriting losses in DaVinci, lower underwriting income in Vermeer, and a decrease in Medici net income, primarily due to foreign exchange losses that are attributable to third party investors.

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
The most significant items affecting our financial performance during 2020, on a comparative basis to 2019, include:
•Impact of Weather-Related Large Loss Events and COVID-19 - in 2020, we had a net negative impact on our net income available to RenaissanceRe common shareholders of $493.6 million resulting from the 2020 Weather-Related Large Loss Events and $286.6 million resulting from losses related to the COVID-19 pandemic. This compares to a net negative impact on our net income available to RenaissanceRe common shareholders of $348.2 million from the combined impacts of the 2019 Large Loss Events.
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
In comparison, our underwriting result in 2019 was principally impacted by the 2019 Large Loss Events, which had a net negative impact on our underwriting result of $418.9 million and added 12.9 percentage points to the combined ratio, principally in the Property segment;
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
Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result and (2) redeemable noncontrolling interest, before consideration of any related income tax benefit (expense). Our estimates of net negative impact are based on a review of our potential exposures, preliminary discussions with certain counterparties and actuarial modeling techniques. Our actual net negative impact, both individually and in the aggregate, may vary from these estimates, perhaps materially. Changes in these estimates will be recorded in the period in which they occur.
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
2021 Net Negative Impact
The financial data in the table below provides additional information detailing the net negative impact of the 2021 Weather-Related Large Losses on our consolidated financial statements in 2021.

Year ended December 31, 2021	Winter Storm Uri	European Floods	Hurricane Ida	Other 2021 Catastrophe Events (1)	Aggregate Losses (2)	Total 2021 Weather-Related Large Losses (3)
(in thousands)
Net claims and claims expenses incurred	$(358,937)	$(360,644)	$(741,285)	$(85,941)	$(161,093)	$(1,707,900)
Assumed reinstatement premiums earned	86,626	90,346	156,061	9,939	6,140	349,112
Ceded reinstatement premiums earned	(11,045)	(16,372)	(27,467)	—	—	(54,884)
Earned (lost) profit commissions	773	8,084	—	1,645	—	10,502
Net negative impact on underwriting result	(282,583)	(278,586)	(612,691)	(74,357)	(154,953)	(1,403,170)
Redeemable noncontrolling interest - DaVinciRe	91,966	84,082	179,403	15,660	37,175	408,286
Redeemable noncontrolling interest - Vermeer	10,000	—	21,403	1,422	—	32,825
Redeemable noncontrolling interest	101,966	84,082	200,806	17,082	37,175	441,111
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(180,617)	$(194,504)	$(411,885)	$(57,275)	$(117,778)	$(962,059)

The financial data in the table below provides additional information detailing the net negative impact of the 2021 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in 2021.

Year ended December 31, 2021	Winter Storm Uri	European Floods	Hurricane Ida	Other 2021 Catastrophe Events (1)	Aggregate Losses (2)	Total 2021 Weather-Related Large Losses (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(275,566)	$(276,317)	$(596,271)	$(74,357)	$(154,953)	$(1,377,464)
Net negative impact on Casualty and Specialty segment underwriting result	(7,017)	(2,269)	(16,420)	—	—	(25,706)
Net negative impact on underwriting result	$(282,583)	$(278,586)	$(612,691)	$(74,357)	$(154,953)	$(1,403,170)
Percentage point impact on consolidated combined ratio	5.5	5.4	12.0	1.4	3.0	28.5

(1)“Other 2021 Catastrophe Events” includes the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, and the Midwest Derecho in December 2021.
(2)“Aggregate Losses” includes loss estimates associated with certain aggregate loss contracts triggered during 2021 as a result of weather-related catastrophe events.
(3)“2021 Weather-Related Large Losses” includes Winter Storm Uri, the European Floods, Hurricane Ida, Other 2021 Catastrophe Events and Aggregate Losses.

2020 Net Negative Impact
The financial data in the table below provides additional information detailing the net negative impact of the 2020 Weather-Related Large Loss Events on our consolidated financial statements in 2020.

Year ended December 31, 2020	Q3 2020 Weather-Related Catastrophe Events (1)	Q4 2020 Weather-Related Catastrophe Events (2)	2020 Aggregate Losses (3)	Total 2020 Weather-Related Large Loss Events (4)
(in thousands)
Net claims and claims expenses incurred	$(456,425)	$(129,394)	$(153,757)	$(739,576)
Assumed reinstatement premiums earned	68,094	6,323	4,997	79,414
Ceded reinstatement premiums earned	(4,019)	(1,678)	—	(5,697)
Earned (lost) profit commissions	837	2,774	(6,270)	(2,659)
Net negative impact on underwriting result	(391,513)	(121,975)	(155,030)	(668,518)
Redeemable noncontrolling interest	92,823	36,811	45,270	174,904
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(298,690)	$(85,164)	$(109,760)	$(493,614)

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
2019 Net Negative Impact
The financial data below provides additional details regarding the net negative impact of certain events on our consolidated results of operations in 2019.

Year ended December 31, 2019	Typhoon Hagibis	Q3 2019 Catastrophe Events	2019 Aggregate Losses	Total 2019 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(199,305)	$(187,188)	$(97,591)	$(484,084)
Assumed reinstatement premiums earned	28,829	24,596	183	53,608
Ceded reinstatement premiums earned	(219)	(574)	—	(793)
Earned (lost) profit commissions	7,509	3,100	1,740	12,349
Net negative impact on underwriting result	(163,186)	(160,066)	(95,668)	(418,920)
Redeemable noncontrolling interest - DaVinciRe	35,078	22,677	12,932	70,687
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(128,108)	$(137,389)	$(82,736)	$(348,233)

The financial data below provides additional information detailing the net negative impact of certain events on our segment underwriting results and consolidated combined ratio in 2019.

Year ended December 31, 2019	Typhoon Hagibis	Q3 2019 Catastrophe Events	2019 Aggregate Losses	Total 2019 Large Loss Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(161,654)	$(157,064)	$(95,668)	$(414,386)
Net negative impact on Casualty and Specialty segment underwriting result	(1,532)	(3,002)	—	(4,534)
Net negative impact on underwriting result	$(163,186)	$(160,066)	$(95,668)	$(418,920)
Percentage point impact on consolidated combined ratio	5.0	4.9	2.8	12.9

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2021	2020	2019
(in thousands, except percentages)
Gross premiums written	$3,958,724	$2,999,142	$2,430,985
Net premiums written	$2,868,002	$2,037,200	$1,654,259
Net premiums earned	$2,608,298	$1,936,215	$1,627,494
Net claims and claim expenses incurred	2,163,016	1,435,947	965,384
Acquisition expenses	487,178	353,700	313,554
Operational expenses	143,608	135,547	138,187
Underwriting income (loss)	$(185,504)	$11,021	$210,369

Net claims and claim expenses incurred – current accident year	$2,396,389	$1,592,996	$968,357
Net claims and claim expenses incurred – prior accident years	(233,373)	(157,049)	(2,973)
Net claims and claim expenses incurred – total	$2,163,016	$1,435,947	$965,384

Net claims and claim expense ratio – current accident year	91.9%	82.3%	59.5%
Net claims and claim expense ratio – prior accident years	(9.0)%	(8.1)%	(0.2)%
Net claims and claim expense ratio – calendar year	82.9%	74.2%	59.3%
Underwriting expense ratio	24.2%	25.2%	27.8%
Combined ratio	107.1%	99.4%	87.1%

Property Gross Premiums Written
In 2021, our Property segment gross premiums written increased by $959.6 million, or 32.0%, to $4.0 billion, compared to $3.0 billion in 2020.
Gross premiums written in the catastrophe class of business were $2.2 billion in 2021, an increase of $349.0 million, or 18.5%, compared to 2020. The increase in gross premiums written in the catastrophe class of business included $339.7 million of reinstatement premiums associated with the 2021 Weather-Related Large Losses, compared to reinstatement premiums of $77.0 million associated with the 2020 Weather-Related Large Loss Events and $25.9 million associated with COVID-19 losses in 2020. The growth in 2021 was also driven by an improved rate environment, increased shares on existing deals, participation in new deals and opportunities across underwriting platforms.
Gross premiums written in the other property class of business were $1.7 billion in 2021, an increase of $610.6 million, or 54.9%, compared to 2020. The increase in gross premiums written in the other property class of business was primarily driven by rate improvements which contributed to growth in new and existing business written in the current and prior periods across underwriting platforms. This included growth in catastrophe exposed U.S. property excess and surplus lines.
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
As our other property class of business has become a larger percentage of our Property segment gross premiums written, the amount of proportional business has increased. Proportional business typically has a higher expense ratio and combined ratio than traditional excess of loss reinsurance.
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
Property Ceded Premiums Written

Year ended December 31,	2021	2020	2019
(in thousands)
Ceded premiums written - Property	$1,090,722	$961,942	$776,726

Ceded premiums written in our Property segment increased 13.4%, to $1.1 billion, in 2021, compared to $961.9 million in 2020. The increase in ceded premiums written was primarily driven by higher gross premiums written in 2021, which were ceded to Upsilon RFO, and ceded reinstatement premiums earned of $54.7 million associated with the 2021 Weather-Related Large Losses.
Ceded premiums written in our Property segment increased $185.2 million, to $961.9 million, in 2020, compared to $776.7 million in 2019. The increase in ceded premiums written was principally due to certain of the gross premiums written in the catastrophe class of business noted above being ceded to third-party investors in our managed vehicles, primarily Upsilon RFO, as well as an overall increase in ceded purchases as part of the Company’s gross-to-net strategy.
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
Property Underwriting Results
Our Property segment incurred an underwriting loss of $185.5 million in 2021, compared to underwriting income of $11.0 million in 2020, a decrease of $196.5 million. In 2021, our Property segment generated a net claims and claim expense ratio of 82.9%, an underwriting expense ratio of 24.2% and a combined ratio of 107.1%, compared to 74.2%, 25.2% and 99.4%, respectively, in 2020.
Principally impacting the Property segment underwriting result and combined ratio in 2021 were the 2021 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.4 billion and added 58.6 percentage points to the combined ratio. In comparison, 2020 was impacted by the 2020 Weather-Related Large Loss Events, which resulted in a net negative impact on the underwriting result of $651.9 million and added 35.0 percentage points to the combined ratio, and COVID-19 losses, which resulted in a net negative impact on the underwriting result of $235.0 million and added 12.3 percentage points to the combined ratio.

The net claims and claim expense ratio for prior accident years reflected net favorable development of 15.3% for the catastrophe class of business and 2.4% for the other property class of business, primarily related to weather-related large losses in the 2017 to 2019 accident years. The underwriting expense ratio decreased 1.0 percentage point, principally driven by improved operating leverage, through higher net premiums earned, including $293.3 million of net reinstatement premiums earned associated with the 2021 Weather-Related Large Losses.
Our Property segment generated underwriting income of $11.0 million in 2020, compared to $209.3 million in 2019, a decrease of $198.1 million. In 2020, our Property segment generated a net claims and claim expense ratio of 74.2%, an underwriting expense ratio of 25.2% and a combined ratio of 99.4%, compared to 59.3%, 27.8% and 87.1%, respectively, in 2019.
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

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2021	2020	2019
(in thousands, except percentages)
Gross premiums written	$3,875,074	$2,807,023	$2,376,765
Net premiums written	$3,071,373	$2,059,133	$1,727,234
Net premiums earned	$2,585,883	$2,016,247	$1,710,909
Net claims and claim expenses incurred	1,713,071	1,488,662	1,131,637
Acquisition expenses	727,680	543,977	448,678
Operational expenses	68,576	71,140	84,546
Underwriting income (loss)	$76,556	$(87,532)	$46,048

Net claims and claim expenses incurred – current accident year	$1,729,168	$1,515,425	$1,155,519
Net claims and claim expenses incurred – prior accident years	(16,097)	(26,763)	(23,882)
Net claims and claim expenses incurred – total	$1,713,071	$1,488,662	$1,131,637

Net claims and claim expense ratio – current accident year	66.9%	75.2%	67.5%
Net claims and claim expense ratio – prior accident years	(0.7)%	(1.4)%	(1.4)%
Net claims and claim expense ratio – calendar year	66.2%	73.8%	66.1%
Underwriting expense ratio	30.8%	30.5%	31.2%
Combined ratio	97.0%	104.3%	97.3%

Casualty and Specialty Gross Premiums Written
In 2021, our Casualty and Specialty segment gross premiums written increased by $1.1 billion, or 38.0%, to $3.9 billion, compared to $2.8 billion in 2020. The increase was primarily due to growth from new and existing business opportunities written in the current and prior periods across various classes of business within the segment, combined with rate improvements.
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
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity as compared to traditional excess of loss business.
Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2021	2020	2019
(in thousands)
Ceded premiums written - Casualty and Specialty	$803,701	$747,890	$649,531

Ceded premiums written in our Casualty and Specialty segment increased by 7.5%, to $803.7 million, in 2021, compared to $747.9 million in 2020, primarily driven by the increase in gross premiums written subject to our retrocessional quota share reinsurance programs.

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
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $76.6 million in 2021, compared to an underwriting loss of $87.5 million in 2020. In 2021, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.2%, an underwriting expense ratio of 30.8% and a combined ratio of 97.0%, compared to 73.8%, 30.5% and 104.3%, respectively, in 2020. The underwriting loss in 2020 was principally driven by net claims and claim expenses associated with the COVID-19 pandemic of $122.1 million, which added 6.1 percentage points to the net claims and claim expense ratio during 2020.
The decrease in the Casualty and Specialty segment combined ratio in 2021 was principally driven by a decrease of 7.6 percentage points in the net claims and claim expense ratio, driven by lower current accident year losses, as compared to 2020 which was impacted by losses associated with the COVID-19 pandemic. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $16.1 million, or 0.7 percentage points, during 2021. The net favorable development during 2021 was driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses. See “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio in 2021 was comparable to 2020 and included an increase in the net acquisition expense ratio, principally due to the effects of purchase accounting amortization related to the acquisition of TMR, which improved the ratio in 2020, largely offset by a decrease in the operating expense ratio due to continued improvement in operating leverage.
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

Fee Income

Year ended December 31,	2021	2020	2019
(in thousands)
Management Fee Income
Joint ventures	$43,074	$45,499	$42,546
Structured reinsurance products	34,639	34,951	35,238
Managed funds	31,358	31,026	18,636
Total management fee income	$109,071	$111,476	$96,420

Performance Fee Income
Joint ventures	$14,235	$10,167	$9,660
Structured reinsurance products	4,917	7,525	7,693
Managed funds	280	15,994	420
Total performance fee income	$19,432	$33,686	$17,773
Total fee income	$128,503	$145,162	$114,193

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinciRe, Top Layer Re, Vermeer and certain entities investing in Langhorne Holdings LLC. Managed funds include Upsilon Fund and Medici. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to capital.
In 2021, total fee income earned through third-party capital management activities decreased $16.7 million, to $128.5 million, as compared to $145.2 million in 2020, primarily driven by lower performance fee income due to the impact of the 2021 Weather-Related Large Losses on our joint ventures and managed funds, partially offset by higher favorable development on prior year losses in DaVinci.
In 2020, total fee income earned through third-party capital management activities increased $31.0 million, to $145.2 million, compared to $114.2 million in 2019, driven by an increase in performance fee income due to favorable development on prior accident years, which benefited certain of the Company’s managed funds, and an increase in management fee income due to an increase in the dollar value of third-party capital being managed by the Company.
The fees earned through our third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Twelve months ended December 31	2021	2020	2019
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities(1)	$67,287	$87,764	$60,046
Equity in earnings of other ventures	50	70	105
Net income (loss) attributable to redeemable noncontrolling interest	61,166	57,328	54,042
Total fee income	$128,503	$145,162	$114,193

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses.

In addition to the $128.5 million of fee income earned through our third-party capital management activities described above, we earned $73.4 million of additional fees on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Twelve months ended December 31	2021	2020	2019
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$67,287	$87,764	$60,046
Underwriting income (loss) - additional fees on other underwriting-related activities	73,418	59,080	47,828
Total fees recorded through underwriting income (loss)	140,705	146,844	107,874
Impact of Total fees recorded through underwriting income (loss) on the combined ratio	2.7%	3.7%	3.2%

Net Investment Income

Year ended December 31,	2021	2020	2019
(in thousands)
Fixed maturity investments	$234,911	$278,215	$318,503
Short term investments	2,333	20,799	56,264
Equity investments trading	9,017	6,404	4,808
Other investments
Catastrophe bonds	64,860	54,784	46,154
Other	28,811	9,417	8,447
Cash and cash equivalents	297	2,974	7,676
	340,229	372,593	441,852
Investment expenses	(20,750)	(18,555)	(17,645)
Net investment income	$319,479	$354,038	$424,207

Net investment income was $319.5 million in 2021, compared to $354.0 million in 2020, a decrease of $34.6 million. Impacting our net investment income for 2021 were lower returns in our fixed maturity and short term investment portfolios, primarily as a result of general decline in credit spreads and an increased allocation to lower yielding short term and U.S. treasury investments from other fixed maturity investments as compared to 2020.
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

Net Realized and Unrealized Gains (Losses) on Investments

Year ended December 31,	2021	2020	2019
(in thousands)
Gross realized gains	$177,314	$323,425	$133,409
Gross realized losses	(97,726)	(46,524)	(43,149)
Net realized gains (losses) on fixed maturity investments	79,588	276,901	90,260
Net unrealized gains (losses) on fixed maturity investments trading	(389,376)	216,859	170,183
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(12,237)	68,608	58,891
Net realized gains (losses) on equity investments trading	335,491	3,532	31,062
Net unrealized gains (losses) on equity investments trading	(285,882)	262,064	64,087
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(35,033)	(7,031)	(9,392)
Net realized and unrealized gains (losses) on other investments - other	89,315	(297)	9,018
Net realized and unrealized gains (losses) on investments	$(218,134)	$820,636	$414,109

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 19. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
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
Net realized and unrealized losses on investments were $218.1 million in 2021, compared to net realized and unrealized gains of $820.6 million in 2020, a decrease of $1.0 billion. Principally impacting our net realized and unrealized losses on investments in 2021 were:
•net realized and unrealized losses on our fixed maturity investments trading of $309.8 million compared to net realized and unrealized gains of $493.8 million in 2020, a decrease of $803.5 million, principally driven by increasing yields on U.S. treasuries during 2021;
•net realized and unrealized gains on equity investments trading of $49.6 million compared to $265.6 million in 2020, a decrease of $216.0 million. The net realized and unrealized gains in 2021 were primarily driven by net realized and unrealized gains on our equity investments, which was in line with the performance of the wider equity markets. This was partially offset by net realized and unrealized losses from our investment in Trupanion, Inc. In 2020, the net realized and unrealized gains were principally driven by net unrealized gains of $226.6 million on our strategic investment in Trupanion, Inc.
•net realized and unrealized gains on our other investments of $89.3 million compared to net realized and unrealized losses of $0.3 million in 2020, an improvement of $89.6 million, principally driven by fair value appreciation of the underlying investments, which favorably impacted our fund investments portfolio; and
•net realized and unrealized losses on investments-related derivatives of $12.2 million compared to net realized and unrealized gains of $68.6 million in 2020, a decrease of $80.8 million, principally driven by net realized and unrealized gains on our interest rate futures in 2020, which were favorably impacted by declining interest rates.

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
Net Foreign Exchange Gains (Losses)

Year ended December 31,	2021	2020	2019
(in thousands)
Total foreign exchange gains (losses)	$(41,006)	$27,773	$(2,938)

In 2021, net foreign exchange losses were $41.0 million compared to a $27.8 million net foreign exchange gain in 2020. The net foreign exchange loss was primarily driven by losses attributable to third party investors in Medici which are allocated through noncontrolling interest and miscellaneous foreign exchange losses generated by our underwriting activities.
In 2020, net foreign exchange gains were $27.8 million compared to net foreign exchange losses of $2.9 million in 2019. The net foreign exchange gains were primarily driven by gains attributable to third-party investors in Medici, miscellaneous foreign exchange gains generated by our underwriting activities, and foreign exchange gains attributable to our operations with non-U.S. dollar functional currencies.
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of TMR, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations and our investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to our exposure to foreign currency risk and “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.

Equity in Earnings of Other Ventures

Year ended December 31,	2021	2020	2019
(in thousands)
Top Layer Re	$8,286	$9,595	$8,801
Tower Hill Companies	(2,073)	3,104	10,337
Other	6,096	4,495	4,086
Total equity in earnings of other ventures	$12,309	$17,194	$23,224

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in the Tower Hill Companies, Top Layer Re, and our equity investments in a select group of insurance and insurance-related companies, which are included in Other. Except for Top Layer Re, which is recorded on a current quarter basis, equity in earnings of other ventures is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Earnings from our investments in other ventures was $12.3 million in 2021, compared to earnings of $17.2 million in 2020, a decrease of $4.9 million, principally driven by reduced profitability of our equity investments in the Tower Hill group of companies, primarily as a result of underwriting losses during 2021.
Equity in earnings of other ventures was $17.2 million in 2020, compared to $23.2 million in 2019, a decrease of $6.0 million, principally driven by reduced profitability in the Tower Hill Companies, partially offset by improved profitability in Top Layer Re and our equity investments within the other category.
Other Income (Loss)

Year ended December 31,	2021	2020	2019
(in thousands)
Assumed and ceded reinsurance contracts accounted for as derivatives and deposits	$5,905	$(1,177)	$4,473
Other	4,975	1,390	476
Total other income (loss)	$10,880	$213	$4,949

In 2021, we generated other income of $10.9 million, compared to $0.2 million in 2020, an increase of $10.7 million, driven by a gain on the sale of a portion of our strategic investments recorded under the equity method and lower losses from assumed and ceded reinsurance contracts accounted for at fair value during 2021.
In 2020, we generated other income of $0.2 million, compared to $4.9 million in 2019, a decrease of $4.7 million, driven by losses on our assumed and ceded reinsurance contracts accounted for as derivatives and deposits.
Corporate Expenses

Year ended December 31,	2021	2020	2019
(in thousands)
Total corporate expenses	$41,152	$96,970	$94,122

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company. In 2020 and 2019, corporate expenses also included costs incurred in connection with the acquisition of TMR. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense.

Corporate expenses decreased $55.8 million to $41.2 million, in 2021, compared to $97.0 million in 2020. The decrease of $55.8 million was primarily due to higher non-recurring expenses in 2020 resulting from the loss on sale of RenaissanceRe UK, executive compensation charges and certain integration and compensation related costs associated with the acquisition of TMR.
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
Interest Expense and Preferred Share Dividends

Year ended December 31,	2021	2020	2019
(in thousands)
Interest Expense
$250.0 million 5.75% Senior Notes due 2020	$—	$2,995	$14,375
$300.0 million 3.700% Senior Notes due 2025	11,100	11,100	11,100
$300.0 million 3.450% Senior Notes due 2027	10,350	10,350	10,350
$400.0 million 3.600% Senior Notes due 2029	14,400	14,400	10,720
$150.0 million 4.750% Senior Notes due 2025 (DaVinciRe)	7,125	7,125	7,125
Other	4,561	4,483	4,694
Total interest expense	47,536	50,453	58,364
Preferred Share Dividends
$125.0 million 6.08% Series C Preference Shares	—	1,767	7,600
$275.0 million 5.375% Series E Preference Shares	9,033	14,781	14,781
$250.0 million 5.750% Series F Preference Shares	14,375	14,375	14,375
$500.0 million 4.20% Series G Preference Shares	9,858	—	—
Total preferred share dividends	33,266	30,923	36,756
Total interest expense and preferred share dividends	$80,802	$81,376	$95,120

Interest expense decreased $2.9 million to $47.5 million in 2021, compared to $50.5 million in 2020.
Interest expense decreased $7.9 million to $50.5 million in 2020, compared to $58.4 million in 2019, primarily driven by the maturity of our 5.75% Senior Notes in March 2020.
Preferred share dividends increased $2.3 million to $33.3 million in 2021, compared to $30.9 million in 2020, primarily driven by the issuance of 4.20% Series G Preference Shares in July, 2021, partially offset by the redemption in full of the $275.0 million 5.375% Series E Preference Shares in August, 2021 and the redemption in full of 6.08% Series C Preference Shares in 2020.
Preferred share dividends decreased $5.8 million to $30.9 million in 2020, compared to $36.8 million in 2019, primarily driven by the redemption in full of the $125 million outstanding principal amount of 6.08% Series C Preference Shares in March, resulting in only three months of dividends compared to 12 months in the prior period.

Income Tax (Expense) Benefit

Year ended December 31,	2021	2020	2019
(in thousands)
Income tax (expense) benefit	$10,668	$(2,862)	$(17,215)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is currently earned in Bermuda, which does not have a corporate income tax, the tax impact to our operations has historically been minimal.
In 2021, we recognized an income tax benefit of $10.7 million, compared to an income tax expense of $2.9 million in 2020. The income tax benefit in 2021 was principally driven by unrealized investment portfolio losses in our taxable jurisdictions, while the income tax expense in the prior comparative period was principally driven by unrealized investment gains in our U.S. based operations.
In 2020, we recognized an income tax expense of $2.9 million, compared to $17.2 million in 2019. The reduction in income tax expense was principally driven by lower underwriting performance, partially offset by higher investment gains, primarily in our U.S.-based operations.
At December 31, 2021, our net deferred tax asset (after valuation allowance) totaled $60.9 million. Our operations in Ireland, the U.K., Singapore, Switzerland and the U.S. operations of TMR have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Our valuation allowance totaled $131.5 million and $88.7 million at December 31, 2021 and 2020, respectively.
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
Generally, the preponderance of our revenue and pre-tax income or loss is generated by our domestic (i.e., Bermuda) operations, in the form of underwriting income or loss and net investment income or loss, rather than our foreign operations. However, the geographic distribution of pre-tax income or loss can vary significantly between periods for a variety of reasons, including the business mix of net premiums written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. Pre-tax income for our domestic operations was higher compared to our foreign operations for the years ended December 31, 2021, 2020 and 2019 primarily as a result of the more volatile catastrophe business underwritten in our Bermuda operations during these periods incurring a comparatively lower level of catastrophe losses and thus generating higher levels of net underwriting income than our foreign operations, which underwrite primarily less volatile business with higher attritional net claims and claim expenses and as a result produce lower levels of net underwriting income in benign loss years.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2021	2020	2019
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(102,932)	$113,671	$127,084
Redeemable noncontrolling interest - Medici	1,492	55,970	25,759
Redeemable noncontrolling interest - Vermeer	38,155	61,012	48,626
Net income (loss) attributable to redeemable noncontrolling interests	$(63,285)	$230,653	$201,469

Our net loss attributable to redeemable noncontrolling interests was $63.3 million compared to net income attributable to redeemable noncontrolling interests of $230.7 million in 2020. This change from 2020 reflects the impact of higher underwriting losses in DaVinci, lower underwriting income in Vermeer, and a decrease in Medici net income, primarily due to foreign exchange losses that are attributable to third party investors.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2021. Certain of our subsidiaries and branches are required to file FCRs, with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business—Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements.”
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our joint ventures or managed funds. For example, during 2019, RenaissanceRe contributed capital to RenaissanceRe Specialty Holdings (UK) Limited to fund the acquisition of TMR and made a capital contribution to Renaissance Reinsurance to increase its shareholders’ equity to support growth in premiums, and in 2020, RenaissanceRe contributed capital to RREAG to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. In certain instances, we are required to make capital contributions to our subsidiaries, for example, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
Sources of Liquidity
Historically, cash receipts from operations, consisting primarily of premiums, investment income and fee income, have provided sufficient funds to pay the losses and operating expenses incurred by our subsidiaries and to fund dividends and distributions to RenaissanceRe. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities. For example, in July 2021, we raised $488.7 million of net proceeds in an underwritten public offering of Depositary Shares, each representing a 1/1,000th interest in a share of 4.20% Series G Preference Shares.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, which provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of additional debt and equity securities.

Credit Facilities, Trusts and Other Collateral Arrangements
We also maintain various other arrangements that allow us to access liquidity and satisfy collateral requirements, including revolving credit facilities, letter of credit facilities, and regulatory trusts, as well as other types of trust and collateral arrangements. Regulatory and other requirements to post collateral to support our reinsurance obligations could impact our liquidity. For example, many jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, so our contracts generally require us to post a letter of credit or provide other security (e.g., through a multi-beneficiary reinsurance trust). In addition, if we were to fail to comply with certain covenants in our debt agreements, we may have to pledge additional collateral.
Letter of Credit and Revolving Credit Facilities
We and certain of our subsidiaries, joint ventures, and managed funds maintain secured and unsecured revolving credit facilities and letter of credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below:

At December 31, 2021	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	410,440
Unsecured	369,324
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,084,764

(1)     At December 31, 2021, no amounts were issued or drawn under this facility.
(2)    RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici revolving credit facility is included on the Company’s consolidated balance sheets under debt.
Refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At December 31, 2021, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £756.0 million (2020 - £696.2 million). Actual FAL posted for Syndicate 1458 at December 31, 2021 by RenaissanceRe CCL was $983.4 million (2020 - $874.2 million), supported by a $275.0 million letter of credit and a $708.4 million deposit of cash and fixed maturity securities (2020 - $225.0 million and $649.2 million, respectively). Refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.

Multi-Beneficiary Reinsurance Trusts and Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Certain of our insurance subsidiaries use multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of December 31, 2021, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, Renaissance Reinsurance maintains a significant surplus in the amount of approximately $660 million, which is the subject of a withdrawal request that is under review by the NYDFS. Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. In certain circumstances, our contractual obligations may be accelerated due to defaults under the agreements governing those obligations (including pursuant to cross-default provisions in such agreements) or in connection with certain changes in control of the Company, for example. In addition, in certain circumstances, in the event of a default these obligations may bear an increased interest rate or be subject to penalties.
The table below shows certain of our current and long-term contractual obligations:

At December 31, 2021	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long term debt obligations (1)
3.600% Senior Notes due 2029	$504,942	$14,400	$28,800	$28,800	$432,942
3.450% Senior Notes due 2027	356,911	10,350	20,700	20,700	305,161
3.700% Senior Notes due 2025	336,067	11,100	22,200	302,767	—
4.750% Senior Notes due 2025 (DaVinciRe)	173,737	7,125	14,250	152,362	—
Total long term debt obligations	1,371,657	42,975	85,950	504,629	738,103
Investment commitments (2)	1,411,306	1,411,306	—	—	—
Operating lease obligations	54,870	8,515	13,626	11,586	21,143
Capital lease obligations	18,112	2,661	5,322	5,322	4,807
Payable for investments purchased	1,170,568	1,170,568	—	—	—
Reserve for claims and claim expenses (3)	13,294,630	3,988,389	4,254,281	2,127,141	2,924,819
Total contractual obligations	$17,321,143	$6,624,414	$4,359,179	$2,648,678	$3,688,872

(1)Includes contractual interest payments.
(2)The investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.
(3)The amount and timing of the cash flows associated with our policy liabilities are highly uncertain. Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for more information on our estimate of claims and claim expense reserves.

Cash Flows

Year ended December 31,	2021	2020	2019
(in thousands)
Net cash provided by (used in) operating activities	$1,234,815	$1,992,735	$2,137,195
Net cash provided by (used in) investing activities	(816,296)	(2,304,689)	(2,988,644)
Net cash provided by (used in) financing activities	(302,461)	665,214	1,120,117
Effect of exchange rate changes on foreign currency cash	6,148	4,485	2,478
Net increase (decrease) in cash and cash equivalents	122,206	357,745	271,146
Cash and cash equivalents, beginning of period	1,736,813	1,379,068	1,107,922
Cash and cash equivalents, end of period	$1,859,019	$1,736,813	$1,379,068

2021
During 2021, our cash and cash equivalents increased by $122.2 million, to $1.9 billion at December 31, 2021, compared to $1.7 billion at December 31, 2020.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2021 were $1.2 billion, compared to $2.0 billion during 2020. Cash flows provided by operating activities during 2021 were primarily the result of certain adjustments to reconcile our net loss of $103.4 million to net cash provided by operating activities, including:
•an increase in reserve for claims and claim expenses of $2.9 billion primarily resulting from net claims and claim expenses associated with the 2021 Weather-Related Large Losses;
•an increase in unearned premiums of $767.6 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reinsurance balances payable of $372.6 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 11. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; partially offset by
•an increase in reinsurance recoverable of $1.3 billion due to the increase in net claims and claim expenses and recoverables associated with the 2021 Weather-Related Large Losses;
•an increase in premiums receivable of $886.9 million due to the timing of receipts and increase in our gross premiums written;
•an increase of $215.6 million in our deferred acquisition costs due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase of $31.1 million in our prepaid reinsurance premiums due to an increase in ceded premiums written; and
•a decrease in other operating cash flows of $437.2 million primarily reflecting subscriptions received in advance of the issuance of Upsilon RFO’s non-voting preference shares effective January 1, 2021, which were recorded in other liabilities at December 31, 2020. During 2021, in connection with the issuance of the non-voting preference shares of Upsilon RFO, other liabilities were reduced by the subscriptions received in advance, and reinsurance balances payable were increased by an offsetting amount, with corresponding impacts to other operating cash flows and the change in reinsurance balances payable, as noted above, on our consolidated statements of cash flows for 2021. See “Note 11. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares.
Cash flows used in investing activities. During 2021, our cash flows used in investing activities were $816.3 million, principally reflecting net purchases of other investments of $617.8 million, short term investments of $252.8 million and fixed maturity investments trading of $136.8 million, partially offset by cash flow from net sales of and equity investments trading of $206.6 million. The net purchases of other investments, was primarily driven by an increased allocation to catastrophe bonds and fund investments, whereas the net purchases of short term investments and fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above.
Cash flows used in financing activities. Our cash flows used in financing activities in 2021 were $302.5 million, and were principally the result of:
•the repurchase of 6.6 million of our common shares in open market transactions at an aggregate cost of $1.0 billion and an average price of $156.78 per common share;
•the redemption of all 11 million of our outstanding 5.375% Series E Preference Shares on August 11, 2021 for $275.0 million;
•dividends paid on our common and preference shares of $67.8 million and $32.9 million, respectively; and partially offset by
•net inflows of $488.7 million associated with the issuance of 20 million of Depositary Shares (each representing 1/1000th interest in a share of our 4.20% Series G Preference Shares), net of expenses;
•net inflows of $594.3 million primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer; and
•net inflows of $30.0 million from the drawdown of the Medici Revolving Credit Facility. See “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to the revolving credit facility available to Medici.
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
Capital Resources
We monitor our capital adequacy on a regular basis and seek to adjust our capital according to the needs of our business. In particular, we require capital sufficient to meet or exceed the capital adequacy ratios established by rating agencies for maintenance of appropriate financial strength ratings, the capital adequacy tests performed by regulatory authorities and the capital requirements under our credit facilities. From time to time, rating agencies may make changes in their capital models and rating methodologies, which could increase the amount of capital required to support our ratings. We may seek to raise additional capital or return capital to our shareholders through common share repurchases and cash dividends (or a combination of such methods). In the normal course of our operations, we may from time to time evaluate additional share or debt issuances given prevailing market conditions and capital management strategies, including for our operating subsidiaries, joint ventures and managed funds. In addition, as noted above, we enter into agreements with financial institutions to obtain letter of credit facilities for the benefit of our operating subsidiaries and certain of our joint ventures and managed funds in their reinsurance and insurance business.

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

At December 31,	2021	2020	Change
(in thousands)
Common shareholders’ equity	$5,874,281	$7,035,248	$(1,160,967)
Preference shares	750,000	525,000	225,000
Total shareholders’ equity attributable to RenaissanceRe	6,624,281	7,560,248	(935,967)

3.600% Senior Notes due 2029	393,305	392,391	914
3.450% Senior Notes due 2027	297,281	296,787	494
3.700% Senior Notes due 2025	298,798	298,428	370
4.750% Senior Notes due 2025 (DaVinciRe) (1)	148,969	148,659	310
Total senior notes	1,138,353	1,136,265	2,088
Medici Revolving Credit Facility (2)	30,000	—	30,000
Total debt	$1,168,353	$1,136,265	$32,088

(1)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinciRe. Because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinciRe and RenaissanceRe’s financial exposure to DaVinciRe is limited to its investment in DaVinciRe’s shares and counterparty credit risk arising from reinsurance transactions.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements.
Our shareholders’ equity attributable to RenaissanceRe decreased $0.9 billion during 2021 principally as a result of:
•the repurchase of 6.6 million common shares in open market transactions at an aggregate cost of $1.0 billion and an average price of $156.78 per common share;
•the redemption of all Series E 5.375% Preference Shares for $275.0 million plus accrued and unpaid dividends thereon;
•our comprehensive loss attributable to RenaissanceRe of $38.4 million; and
•$67.8 million and $33.3 million of dividends on our common and preference shares, respectively; and partially offset by
•raising $500.0 million in gross proceeds in July 2021 through the issuance of 20,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a share of our 4.20% Series G Preference Shares.
Our debt increased $32.1 million during the year ended December 31, 2021 principally as a result of $30.0 million that was drawn under the Medici Revolving Credit Facility.
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

Investments
The table below shows our invested assets:

At December 31,	2021		2020		Change
(in thousands, except percentages)
U.S. treasuries	$6,247,779	29.1%	$4,960,409	24.1%	$1,287,370
Agencies	361,684	1.7%	368,032	1.8%	(6,348)
Non-U.S. government	549,613	2.6%	491,531	2.4%	58,082
Non-U.S. government-backed corporate	474,848	2.2%	338,014	1.6%	136,834
Corporate	3,214,438	15.0%	4,261,025	20.7%	(1,046,587)
Agency mortgage-backed	721,955	3.4%	1,113,792	5.4%	(391,837)
Non-agency mortgage-backed	233,346	1.1%	291,444	1.4%	(58,098)
Commercial mortgage-backed	634,925	3.0%	791,272	3.8%	(156,347)
Asset-backed	1,068,543	5.0%	890,984	4.3%	177,559
Total fixed maturity investments, at fair value	13,507,131	63.1%	13,506,503	65.5%	628
Short term investments, at fair value	5,298,385	24.7%	4,993,735	24.3%	304,650
Equity investments trading, at fair value	546,016	2.5%	702,617	3.4%	(156,601)

Catastrophe bonds	1,104,034	5.1%	881,290	4.3%	222,744
Direct private equity investments	88,373	0.4%	79,807	0.4%	8,566
Fund investments	725,802	3.4%	295,851	1.4%	429,951
Term loans	74,850	0.3%	—	—%	74,850
Total other investments, at fair value	1,993,059	9.2%	1,256,948	6.2%	736,111
Total managed investment portfolio	19,351,532	90.3%	19,202,855	93.2%	148,677
Investments in other ventures, under equity method	98,068	0.5%	98,373	0.6%	(305)
Total investments	$21,442,659	90.8%	$20,558,176	93.8%	$884,483

We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. For additional information regarding our investments and the fair value measurement of our investments refer to “Note 5. Investments” and “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements.”
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect from time to time to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investments are highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments trading and an allocation to other investments (including catastrophe bonds, direct private equity investments, fund investments and term loans).

The following table summarizes the composition of our investment portfolio, including the amortized cost, fair value, credit ratings and effective yields.

					Credit Rating (1)
December 31, 2021	Amortized Cost	Fair Value	% of Total Investment Portfolio	Weighted Average Yield to Maturity	AAA	AA	A	BBB	Non- Investment Grade	Not Rated
(in thousands, except percentages)
Short term investments	$5,298,385	$5,298,385	24.7%	0.1%	$5,261,431	$21,682	$13,431	$203	$177	$1,461
		100.0%			99.3%	0.4%	0.3%	—%	—%	—%
Fixed maturity investments
U.S. treasuries	6,302,313	6,247,779	29.1%	1.1%	—	6,247,779	—	—	—	—
Agencies	364,429	361,684	1.7%	1.2%	56,067	305,617	—	—	—	—
Non-U.S. government	552,935	549,613	2.6%	1.2%	286,810	202,067	45,192	14,257	1,287	—
Non-U.S. government-backed corporate	476,200	474,848	2.2%	1.4%	168,177	272,297	24,480	3,702	6,192	—
Corporate	3,202,614	3,214,438	15.0%	2.8%	31,603	113,253	979,752	996,288	1,053,867	39,675
Agency mortgage-backed	721,711	721,955	3.4%	1.9%	—	721,955	—	—	—	—
Non-agency mortgage-backed	232,144	233,346	1.1%	3.2%	51,279	11,749	1,810	5,751	110,459	52,298
Commercial mortgage-backed	631,016	634,925	3.0%	1.9%	492,903	113,736	4,191	15,835	2,514	5,746
Asset-backed	1,069,217	1,068,543	5.0%	1.8%	770,492	166,595	59,346	37,270	22,935	11,905
Total fixed maturity investments	13,552,579	13,507,131	63.1%	1.7%	1,857,331	8,155,048	1,114,771	1,073,103	1,197,254	109,624
		100.0%			13.8%	60.3%	8.3%	7.9%	8.9%	0.8%
Equity investments trading		546,016	2.5%		—	—	—	—	—	546,016
		100.0%			—%	—%	—%	—%	—%	100.0%
Other investments
Catastrophe bonds		1,104,034	5.1%		—	—	—	—	1,104,034	—
Direct private equity investments		88,373	0.4%		—	—	—	—	—	88,373
Total fund investments		725,802	3.4%		—	—	—	—	—	725,802
Term loans		74,850	0.3%		—	—	74,850	—	—	—
Total other investments		1,993,059	9.2%		—	—	74,850	—	1,104,034	814,175
		100.0%			—%	—%	3.8%	—%	55.4%	40.9%
Investments in other ventures		98,068	0.5%		—	—	—	—	—	98,068
		100.0%			—%	—%	—%	—%	—%	100.0%
Total investment portfolio		$21,442,659	100.0%		$7,118,762	$8,176,730	$1,203,052	$1,073,306	$2,301,465	$1,569,344
		100.0%			33.3%	38.1%	5.6%	5.0%	10.7%	7.3%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2021, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (2020 – AAA) and a weighted average effective yield of 1.2% (2020 – 0.9%). At December 31, 2021, our non-investment grade and not rated fixed maturity investments totaled $1.3 billion or 9.7% of our fixed maturity investments (2020 - $1.4 billion or 10.0%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2021, the funds that invest in non-investment grade and not rated fixed income securities and non-investment grade cat-linked securities totaled $1.8 billion (2020 – $911.4 million).
At December 31, 2021, we had $5.3 billion of short term investments (2020 – $5.0 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value. The increase in our allocation to short term investments at December 31, 2021, compared to December 31, 2020, is principally driven by the additional invested assets in certain of our managed joint ventures and managed funds that limit investment allocation to shorter term securities.
The duration of our fixed maturity investments and short term investments at December 31, 2021 was 3.0 years (2020 - 2.9 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31,	2021	2020	Change
(in thousands)
Financials	$146,615	$452,765	$(306,150)
Communications and technology	82,444	119,592	(37,148)
Consumer	51,083	44,477	6,606
Industrial, utilities and energy	26,645	43,380	(16,735)
Healthcare	28,796	35,140	(6,344)
Basic materials	5,092	7,263	(2,171)
Equity exchange traded funds	114,919	—	114,919
Fixed income exchange traded funds	90,422	—	90,422
Total equity investments trading	$546,016	$702,617	$(156,601)

A portion of our investments included in equity investments trading is managed pursuant to diversified public equity securities mandates with third-party investment managers. In addition, our equity investments trading include more concentrated public equity positions that we invest in through our strategic investment portfolio. These investments are subject to a variety of risks including: company performance, the availability of strategic investment opportunities, and macro-economic, industry, and systemic risks of the equity markets overall. Consequently, the carrying value of our investment portfolio will vary over time as the value or size of our portfolio of strategic investments in marketable equity securities fluctuates. The change in fair value of equity investments trading from 2020 to 2021 was impacted by the partial sale of our strategic investment in Trupanion. It is possible we will increase our equity allocation in the future, and it could, from time to time, have a material effect on our financial results.

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2021	2020	Change
(in thousands)
Catastrophe bonds	$1,104,034	$881,290	$222,744
Direct private equity investments	88,373	79,807	8,566
Fund investments	725,802	295,851	429,951
Term loans	74,850	—	74,850
Total other investments	$1,993,059	$1,256,948	$736,111

We account for our other investments at fair value in accordance with FASB ASC Topic Financial Instruments. The fair value of our fund investments, which include private equity funds, private credit funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net asset value per share (or its equivalent), determined by the managers of these investments in accordance with the applicable governing documents. Many of our fund investments are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term.
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and certain private credit funds and three months for private equity funds and private credit funds, although we have occasionally experienced delays of up to six months at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period using all information available to us. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded as a change in estimate in our consolidated statement of operations in the period in which they are reported to us. Included in net realized and unrealized gains (losses) on investments for 2021 is income of $7.0 million (2020 - a loss of $2.4 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices or, when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct equity investments, fund investments, term loans, and investments in other ventures of $2.7 billion, of which $1.3 billion has been contributed at December 31, 2021. Our remaining commitments to these investments at December 31, 2021 totaled $1.4 billion. In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2021			2020
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Tower Hill Companies	$78,698	2.0% - 25.0%	$25,575	$64,750	2.0% - 25.0%	$30,470
Top Layer Re	65,375	50.0%	25,903	65,375	50.0%	26,958
Other	46,698	22.4%	46,590	42,652	25.0%	40,945
Total investments in other ventures, under equity method	$190,771		$98,068	$172,777		$98,373

The equity in earnings of the Tower Hill Companies and investments in other ventures are reported one quarter in arrears and Top Layer is reported on a current quarter basis. The realized value we ultimately attain for our investments in other ventures, under equity method will likely differ from the carrying value, perhaps materially.
Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high long-term issuer credit and financial strength ratings and scores from A.M. Best, S&P, Moody’s and Fitch, as applicable. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of February 2, 2022 are presented below.

	A.M. Best (1)	S&P (2)	Moody's (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd's Overall Market Rating	A	A+	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

(1)    The A.M. Best ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by A.M. Best.

(2)    The S&P ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating and the issuer’s long-term issuer credit rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by S&P.
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
S&P
The outlook for all of our S&P ratings is stable. The “A” range (“A+,” “A,” “A-”), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher.
Moody’s
The outlook for all of our Moody’s ratings is stable. Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated “A1” and “A3” offer good financial security.
Fitch
The outlook for all of our Fitch ratings is stable. Fitch believes that insurance companies rated “A+” have “Strong” capacity to meet policyholders and contract obligations on a timely basis with a low expectation of ceased or interrupted payments. Insurers rated “AA-"”by Fitch are believed to have a very low expectation of ceased or interrupted payments and very strong capital to meet policyholder obligations.
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

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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
The following tables present supplemental summarized financial information for RenaissanceRe and RenaissanceRe Finance, collectively the “Obligor Group.” Intercompany transactions among the members of the Obligor Group have been eliminated. The financial information of non-obligor subsidiaries has been excluded from the summarized financial information. Significant intercompany transactions and receivable/payable balances between the Obligor Group and non-obligor subsidiaries are presented separately in the summarized financial information:

Summarized Balance Sheets

(in thousands)	December 31, 2021
Assets
Receivables due from non-obligor subsidiaries	$9,550
Other current assets	106,482
Total current assets	$116,032

Goodwill and other intangibles	$108,261
Loan receivable from non-obligor subsidiaries	840,298
Other noncurrent assets	1,866,059
Total noncurrent assets	$2,814,618

Liabilities
Payables due to non-obligor subsidiaries	$160,703
Other current liabilities	28,680
Total current liabilities	$189,383

Loan payable to non-obligor subsidiaries	$201,380
Other noncurrent liabilities	1,088,288
Total noncurrent liabilities	$1,289,668

Summarized Statement of Operations

(in thousands)	Year ended December 31, 2021
Revenues
Intercompany revenue with non-obligor subsidiaries	$100,933
Other revenue	245
Total revenues	101,178
Expenses
Intercompany expense with non-obligor subsidiaries	38,960
Other expense	67,493
Total expenses	106,453
Income tax benefit (expense)	(44)
Net income (loss)	(5,319)
Dividends on RenaissanceRe preference shares	(33,266)
Net income (loss) attributable to Obligor Group	$(38,585)

CURRENT OUTLOOK
Reinsurance Market Trends and Developments
We have built a global, multi-line, specialist company that allows us to write more business with more customers in more locations around the world. In 2021, we continued our growth with existing and new customers across our segments and broadened our access to risk, writing more lines of business on more platforms. We also continued to diversify our sources of capital through various owned and managed balance sheets as well as the equity, debt and insurance-linked securities markets. This has afforded us significant flexibility to react when the world changes. We believe that the trusted relationships we have developed have provided us an incumbency position, contributing to our significant growth in attractive business in 2021. Despite our recent growth, we reduced our growth rate at the recent January 1st renewals, electing to focus more on optimizing our portfolio and increasing its efficiency and profitability. As always, we were a consistent partner, offering capacity across the risk spectrum.
Recent Industry Trends
In 2021, the insurance industry experienced its fifth consecutive year of elevated catastrophe losses. We saw a market trend shift away from property catastrophe risk due to the effects of climate change, social and monetary inflation, as well as a lack of confidence in catastrophe modeling. Despite these challenges, we believe that our expertise and experience allow us to determine that we are being paid adequately to assume risk, which we are uniquely positioned to understand due to our strong underwriting bench (which has been through multiple market cycles), as well as our integrated system, and our team of scientists, engineers, and risk modelers at RenaissanceRe Sciences. We believe that market conditions have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders.
Social inflation continues to be a risk, and we expect it to be an ongoing trend. Over the course of 2021, we also saw the rapid increase of monetary inflation. This is particularly impactful to our industry, as it drives rebuilding costs, such as increases in wages and commodity prices. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio.
In the current market, we believe that we are uniquely positioned to write a variety of risks, leveraging the enhancements we made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We plan to continue to seek to take advantage of additional opportunities throughout the year and believe that strategic decisions that we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner that brings access to multiple forms of capital and innovative, large-scale solutions.
January 1st Renewals
Property. The January 1 renewal is the largest renewal period for our Property segment. We had several goals we wanted to achieve, including seeking rate increases, improving terms and conditions, adjusting for our increased view of risk, and decreasing our exposure to aggregate deals; and we were pleased with the results and the portfolio we built. We believe that we saw improved market conditions, and across markets we pushed hard for higher rates, while remaining disciplined when rate increases were not sufficient. We used the options we have developed, such as our third-party capital vehicles, to provide flexibility and to optimize our gross-to-net strategy, as evidenced by the growth in DaVinci and the increased percentage of property catastrophe business that we allocated to it. A significant amount of the growth in our Property segment over the last few years has been in the other property class of business, due largely to the substantial rate increases in the U.S. property excess and surplus market. As we expected, there was significant dislocation in the property retrocession markets at January 1, and we expect these trends to continue in 2022.
Casualty and Specialty. The January 1 renewal is also important for our Casualty and Specialty segment. Casualty and Specialty business has become increasingly desirable due to a combination of robust multi-year rate increases, as well as recent favorable plan performance. We continued to see underlying rate increases across multiple lines of business and geographies within our Casualty and Specialty segment, and we expanded participation on multiple casualty and specialty lines. We believe that our book of business is continuing to reflect the rate improvements that we have seen over the past several years. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.
General Economic Conditions
We actively managed our capital in 2021 and expect to continue to do so in 2022. We believe that our shares have been trading at attractive levels, which provides us with additional options to manage excess capital. If this trend continues, we expect to utilize our strong capital position to continue to return excess capital to shareholders. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.

Overall, 2021 was a challenging year for third-party capital, but our ability to raise funds is a testament to the deep experience of our Capital Partners team and the relationships that they have built over the 20 years in this area.
We believe the stresses in the global economy will continue and that these conditions may result in increased market volatility. A period of low interest rates may affect our ability to derive investment income from our investments. As interest rates begin to rise from historic lows, we expect that we will see an increase in net investment income from our investment portfolio. The effects of these interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation sensitive, particularly in our Casualty and Specialty segment, and in our other property class of business within our Property segment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client-service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
We continue to closely monitor recent tax reform proposals and announcements. Tax law changes globally, and in the jurisdictions where we operate, could increase tax burdens on companies operating in such jurisdictions, or operating multilaterally, or which transact in or with respect to such jurisdictions. At this time, the practical details of how the OECD’s framework for instituting a global minimum corporate tax would be implemented are not clear, so we cannot anticipate or estimate the cost to us of this or any other such future initiative. However, we believe that the flexible global operating model that we have utilized will continue to prove resilient.
COVID-19 Pandemic
The COVID-19 pandemic has had immense impacts on a global scale, including on the (re)insurance industries where it has raised many new questions and challenges for us and our industry. While we believe that we can continue to execute on our strategic plan and compete for, and meet, the demand for the protection that we provide, it is difficult to predict all of the potential impacts of the COVID-19 pandemic on the markets in which we participate and our ability to effectively respond to these changing market dynamics.
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
We are principally exposed to four types of market risk: interest rate risk; foreign currency risk; credit risk; and equity price risk. Our policies to address these risks in 2021 were not materially different than those used in 2020.
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

Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments and short term investments, as well as private credit funds and term loans which primarily invest in debt instruments. The fair values of these investments will fluctuate with changes in interest rates. As a result, we are exposed to interest rate risk with respect to our overall net economic asset position, and more generally from an accounting standpoint, since the assets are carried at fair value.
We may utilize derivative instruments, for example via interest rate overlay strategies, to manage or optimize our duration and treasury curve exposures. In addition, we attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events.
The following tables summarize the aggregate hypothetical increase (decrease) in fair value of our fixed maturity investment and short term investments, private credit funds and term loans from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

	Interest Rate Shift in Basis Points
At December 31, 2021	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments			$18,805,516
Fair value of private credit funds			473,112
Fair value of term loans			74,850
Total fair value	$19,848,073	$19,600,750	$19,353,478	$19,106,257	$18,859,086
Net increase (decrease) in fair value	$494,595	$247,272	$—	$(247,221)	$(494,392)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

	Interest Rate Shift in Basis Points
At December 31, 2020	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments			$18,500,238
Fair value of private credit funds			$144,556
Fair value of term loans			$—
Total fair value	$19,168,368	$18,904,916	$18,644,794	$18,387,651	$18,132,236
Net increase (decrease) in fair value	$523,574	$260,122	$—	$(257,143)	$(512,558)
Percentage change in fair value	2.8%	1.4%	—%	(1.4)%	(2.7)%

As noted above, we use derivative instruments, primarily interest rate futures and interest rate swaps, within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2021, we had $2.2 billion of notional long positions and $0.5 billion of notional short positions of primarily Eurodollar, and U.S. Treasury futures contracts (2020 - $2.0 billion and $1.0 billion, respectively). At December 31, 2021, we had $Nil of notional interest rate swap positions paying a fixed rate and $Nil receiving a fixed rate denominated in U.S. dollar swap contracts (2020 - $Nil and $23.5 million, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to interest rate futures and swaps entered into by us.
At December 31, 2021, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures of approximately $43.9 million. Conversely, at December 31, 2021, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures of approximately $42.3 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
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

The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2021	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets (liabilities) denominated in foreign currencies	$92,683	$59,000	$(372,987)	$(322,628)	$4,053	$(20,167)	$(74,000)	$(634,046)
Net foreign currency derivatives notional amounts	(108,168)	(58,725)	369,335	327,339	(313)	19,760	56,052	605,280
Total net foreign currency exposure	$(15,485)	$275	$(3,652)	$4,711	$3,740	$(407)	$(17,948)	$(28,766)
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	(0.2)%	—%	(0.1)%	0.1%	0.1%	—%	(0.3)%	(0.4)%
Impact of a hypothetical 10% change in total net foreign currency exposure	$1,549	$(28)	$365	$(471)	$(374)	$41	$1,795	$2,877

At December 31, 2020	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net (liabilities) assets denominated in foreign currencies	$103,401	$34,294	$(4,254)	$(322,565)	$(28,649)	$(62,892)	$(28,707)	$(309,372)
Net foreign currency derivatives notional amounts	(61,228)	(35,024)	(103,426)	312,790	86,314	66,649	36,217	302,292
Total net foreign currency exposure	$42,173	$(730)	$(107,680)	$(9,775)	$57,665	$3,757	$7,510	$(7,080)
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.6%	—%	(1.4)%	(0.1)%	0.8%	—%	0.1%	(0.1)%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(4,217)	$73	$10,768	$978	$(5,767)	$(376)	$(751)	$708

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
Fixed Maturity Investments, Short Term Investments, Private Credit Funds and Term Loans
Credit risk related to our fixed maturity investments and short term investments, as well as our private credit funds and term loans which primarily invest in debt instruments, is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity investments and short term investments through credit research performed primarily by our investment management service providers and our evaluation of these investment managers adherence to investment mandates provided to them. The management of credit risk in the investment portfolio is integrated in our credit risk governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board of Directors. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. In addition, we limit the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of our fixed-maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2021.

At December 31, 2021, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2020 - AAA). The following table summarizes the ratings of our fixed maturity investments and short term investments and term loans (using ratings assigned by S&P and/or other rating agencies when S&P ratings were not available) as a percentage of total of those investments as of the dates indicated:

At December 31,	2021	2020
AAA	37.7%	36.9%
AA	43.3%	39.5%
A	6.4%	8.0%
BBB	5.7%	8.3%
Non-investment grade	6.3%	6.8%
Not rated	0.6%	0.5%
Total	100.0%	100.0%

Private credit funds are not included in the table above. Our investments in private credit funds include limited partnership or similar interests that invest in certain private credit asset classes, including senior secured bank loan funds, U.S. direct lending, secondaries, mezzanine investments and distressed securities.
We consider the impact of credit spread movements on the fair value of our fixed maturity and short term investments portfolio, private credit funds and term loans. As credit spreads widen, the fair value of our fixed maturity, short term investments, private credit funds and term loans decreases, and vice versa.

The following tables summarize the aggregate hypothetical increase (decrease) in fair value in our fixed maturity investments and short term investments, private credit funds and term loans, from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

	Credit Spread Shift in Basis Points
At December 31, 2021	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments			$18,805,516
Fair value of private credit			$473,112
Fair value of term loans			$74,850
Total fair value	$19,546,182	$19,467,319	$19,353,478	$19,206,525	$19,059,573
Net increase (decrease) in fair value	$192,704	$113,841	$—	$(146,953)	$(293,905)
Percentage change in fair value	1.0%	0.6%	—%	(0.8)%	(1.5)%

	Credit Spread Shift in Basis Points
At December 31, 2020	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed income and short term investments			$18,500,238
Fair value of private credit			$144,556
Fair value of term loans			$—
Total fair value	$18,900,852	$18,803,290	$18,644,794	$18,456,750	$18,269,003
Net increase (decrease) in fair value	$256,058	$158,496	$—	$(188,044)	$(375,791)
Percentage change in fair value	1.4%	0.9%	—%	(1.0)%	(2.0)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2021, we had outstanding credit derivatives of $Nil in notional positions to hedge credit risk and $218.5 million in notional positions to assume credit risk, denominated in U.S. dollars (2020 - $Nil and $96.8 million, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value impact from an immediate upward shift in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $9.1 million at December 31, 2021. Conversely, the aggregate hypothetical market value impact from an immediate downward shift in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $9.1 million at December 31, 2021. For an immediate downward shift in credit spreads, we do not allow credit spreads to go negative in calculating the impact. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.

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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equity investments. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments trading, including certain positions in our strategic investment portfolio, which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through other investments such as our direct private equity investments, private equity funds and hedge fund, whose exit strategies and market values often depend on the wider equity markets. We may, from time to time, use equity derivatives in our investment portfolio to either assume equity risk or hedge our equity exposure. The following table summarizes a hypothetical 10% increase or decline in the market value of our equity investments trading, direct private equity investments, private equity funds and hedge funds, holding all other factors constant, at the dates indicated:

At December 31,	2021	2020
(in thousands, except for percentages)
Equity investments trading, at fair value	$546,016	$702,617
Direct private equity investments	88,373	79,807
Private equity funds, at fair value	241,297	140,743
Hedge funds, at fair value	11,394	10,553
Total carrying value of investments exposed to equity price risk	$887,080	$933,720

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$88,708	$93,372
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(88,708)	$(93,372)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our

Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and to reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2021 and their attestation report on our internal control over financial reporting appears below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on Internal Control Over Financial Reporting
We have audited RenaissanceRe Holdings Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, RenaissanceRe Holdings Ltd. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of RenaissanceRe Holdings Ltd. and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedules and our reports dated February 4, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 4, 2022

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 16, 2022. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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

Exhibit Index

Exhibit Number	Description
3.1	Memorandum of Association, incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995. (P)
3.2	Amended and Restated Bye-Laws, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.
3.3
Memorandum of Increase in Share Capital of RenaissanceRe Holdings Ltd., incorporated by reference to Exhibit 3.1 to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the SEC on May 14, 1998.

3.4	Specimen Common Share certificate, incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995. (P)
4.1
Certificate of Designation, Preferences and Rights of 5.750% Series F Preference Shares, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 19, 2018.

4.1(a)	Form of Stock Certificate Evidencing the 5.750% Series F Preference Shares, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 19, 2018.
4.1(b)
Deposit Agreement, dated June 18, 2018, among RenaissanceRe Holdings Ltd., Computershare, Inc. and Computershare Trust Company, N.A., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 19, 2018.

4.1(c)	Form of Depositary Receipt, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 19, 2018.
4.2	Form of Share Certificate Evidencing the 4.20% Series G Preference Shares, incorporated by reference to the Registration Statement on Form 8-A of RenaissanceRe Holdings Ltd. dated July 12, 2021.
4.2(a)
Certificate of Designation, Preferences and Rights of 4.20% Series G Preference Shares, incorporated by reference to the Registration Statement on Form 8-A of RenaissanceRe Holdings Ltd. dated July 12, 2021.

4.2(b)
Deposit Agreement, dated July 12, 2021, among RenaissanceRe Holdings Ltd., Computershare, Inc. and Computershare Trust Company, N.A., incorporated by reference to the Registration Statement on Form 8-A of RenaissanceRe Holdings Ltd. dated July 12, 2021.

4.2(c)	Form of Depositary Receipt, incorporated by reference to the Registration Statement on Form 8-A of RenaissanceRe Holdings Ltd. dated July 12, 2021.
4.3
Senior Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

4.3(a)
First Supplemental Indenture, dated as of March 24, 2015, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

4.3(b)
Senior Debt Securities Guarantee Agreement, dated as of March 24, 2015, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2015.

4.4
Senior Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

4.4(a)
First Supplemental Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

4.4(b)
Second Supplemental Indenture, March 25, 2019, by and among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 26, 2019.

4.4(c)
Senior Debt Securities Guarantee Agreement, dated as of June 29, 2017, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

4.5
Senior Indenture, dated as of April 2, 2019, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 2, 2019.

4.5(a)
First Supplemental Indenture, dated as of April 2, 2019, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on April 2, 2019.

4.6	Description of Securities.
10.1*
Further Amended and Restated Employment Agreement, dated as of July 22, 2016, by and between RenaissanceRe Holdings Ltd. and Kevin J. O’Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.2*
Legacy Form of Further Amended and Restated Employment Agreement for Named Executive Officers (other than our Chief Executive Officer), incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016. **

10.3*
Form of Employment Agreement for Named Executive Officers (other than our Chief Executive Officer), incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016. ***

10.4*
Letter agreement, dated July 6, 2016, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.5*
Letter agreement, dated April 11, 2013, between Ian Branagan and RenaissanceRe Holdings Ltd. regarding secondment to the U.K., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.6*
Separation, Consulting, and Release Agreement, dated December 3, 2020, between RenaissanceRe Holdings Ltd. and Stephen H. Weinstein, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 4, 2020.

10.7*
RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018.

10.7(a)*
Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.7(b)*
Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.7(c)*
Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in May 2018 and March 2019), incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.7(d)*
Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in March 2020 and later), incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

10.8	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.
10.8(a)
Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.

10.9*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.
10.9(a)*
Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the SEC on November 10, 2016.

10.10*
Form of Tax Reimbursement Waiver Letter with the Named Executive Officers, incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 23, 2012.

10.11*
Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

10.12*
Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

10.13
Amended and Restated Standby Letter of Credit Agreement, dated as of June 21, 2019, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Inc., DaVinci Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 24, 2019.

10.13(a)
First Amendment to Amended and Restated Standby Letter of Credit Agreement, dated as of June 11, 2020, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Inc., DaVinci Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association, Incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on July 29, 2020.

10.14
Facility Letter, dated September 17, 2010, from Citibank Europe plc to Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd. and Glencoe Insurance Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

10.14(a)
Insurance Letters of Credit - Master Agreement, dated September 17, 2010, between Renaissance Reinsurance Ltd. and Citibank Europe plc. DaVinci Reinsurance Ltd., Glencoe Insurance Ltd., Renaissance Reinsurance of Europe, Renaissance Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc. each entered into an agreement with Citibank Europe plc that is identical to the foregoing agreement, except with respect to party names and dates, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on September 23, 2010.

10.14(b)
Amendment to Facility Letter, dated July 14, 2011, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd and Glencoe Insurance Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 7, 2019.

10.14(c)
Amendment to Facility Letter, dated October 1, 2013, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 4, 2013.

10.14(d)
Amendment to Facility Letter, dated December 23, 2014, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe and RenaissanceRe Specialty U.S. Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

10.14(e)
Amendment to Facility Letter, dated March 31, 2015, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Platinum Underwriters Reinsurance, Inc., Incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

10.14(f)
Amendment to Facility Letter, dated December 30, 2015, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 31, 2015.

10.14(g)
Amendment to Facility Letter, dated January 14, 2016, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty Risks Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Platinum Underwriters Bermuda, Ltd. and Renaissance Reinsurance U.S. Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 19, 2016.

10.14(h)
Termination of Master Agreements, Control Agreements and Pledge Agreements, dated October 1, 2016, between Renaissance Reinsurance Ltd. and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, filed with the SEC on November 2, 2016.

10.14(i)
Amendment to Facility Letter, dated December 31, 2016, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 5, 2017.

10.14(j)
Amendment to Facility Letter, dated December 29, 2017, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 3, 2018.

10.14(k)
Amendment to Facility Letter, dated December 31, 2018, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd. and Renaissance Reinsurance U.S. Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 3, 2019.

10.14(l)
Deed of Amendment and Accession, dated June 24, 2019, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe, Renaissance Reinsurance U.S. Inc. and RenaissanceRe Europe AG, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on July 25, 2019.

10.14(m)
Deed of Amendment to Facility Letter, dated December 31, 2019, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc. and RenaissanceRe Europe AG, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 3, 2020.

10.14(n)
Deed of Amendment to Facility Letter, dated December 31, 2020, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe, RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc. and RenaissanceRe Europe AG, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on January 5, 2021.

10.14(o)
Deed of Amendment to Facility Letter, dated December 21, 2021, by and among Citibank Europe plc, Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc. and RenaissanceRe Europe AG, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 22, 2021.

10.15
Amended and Restated Letter of Credit Reimbursement Agreement, dated as of November 7, 2019, by and among Renaissance Reinsurance Ltd., as borrower, ING Bank N.V., London Branch, as agent and as lender, Bank of Montreal, London Branch, as a lender, and Citibank Europe plc, as a lender, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 12, 2019.

10.15(a)
First Amendment to Amended and Restated Letter of Credit Reimbursement Agreement, dated October 30, 2020, by and among Renaissance Reinsurance Ltd., as borrower, ING Bank N.V., London Branch, as agent and as a lender, Bank of Montreal, London Branch, as a lender, and Citibank Europe plc, as a lender, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 3, 2020.

10.15(b)
Second Amendment to Amended and Restated Letter of Credit Reimbursement Agreement, dated November 3, 2021, by and among Renaissance Reinsurance Ltd., as borrower, ING Bank N.V., London Branch, as agent and as a lender, Bank of Montreal, London Branch, as a lender, and Citibank Europe plc, as a lender, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 3, 2021.

10.16
Second Amended and Restated Credit Agreement, dated as of November 9, 2018, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., various banks and financial institutions parties thereto, and Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator and Administrative Agent for the Lenders, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 14, 2018.

10.16(a)
Guaranty Agreement, dated as of November 9, 2018, by and among RenRe North America Holdings Inc., RenaissanceRe Finance Inc. and Wells Fargo Bank, National Association, as Administrative Agent, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 14, 2018.

10.16(b)
First Amendment to Loan Documents, dated June 11, 2019, by and among RenaissanceRe Holdings Ltd., Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., various banks and financial institutions parties thereto, and Wells Fargo Bank, National Association, as Fronting Bank, LC Administrator, a Swingline Lender and Administrative Agent for the Lenders, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on July 25, 2019.

10.17
Master Agreement for Issuance of Payment Instruments, dated March 22, 2019, between Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.17(a)
Facility Letter for Issuance of Payment Instruments, dated March 22, 2019, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.17(b)
Deed of Release, dated August 18, 2020, by and among Citibank Europe Plc, RenaissanceRe Holdings Ltd. and RenaissanceRe (UK) Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, filed with the SEC on November 3, 2020.

10.18
Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the SEC on November 18, 2016.

10.19
Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.20+
Reserve Development Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG, and Tokio Millennium Re (UK) Limited and Tokio Marine & Nichido Fire Insurance Co., Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 22, 2019.

10.21+
Retrocession Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG and Tokio Marine & Nichido Fire Insurance Co., Ltd., Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on March 22, 2019i.

10.22
Amended and Restated Registration Rights Agreement, dated June 2, 2020, by and between RenaissanceRe Holdings Ltd. and State Farm Mutual Automobile Insurance, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 5, 2020

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

Date:	February 4, 2022	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 4, 2022
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 4, 2022
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 4, 2022
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 4, 2022
James L. Gibbons

/s/ David C. Bushnell	Director	February 4, 2022
David C. Bushnell

/s/ Brian G. J. Gray	Director	February 4, 2022
Brian G. J. Gray

/s/ Jean D. Hamilton	Director	February 4, 2022
Jean D. Hamilton

/s/ Duncan P. Hennes	Director	February 4, 2022
Duncan P. Hennes

/s/ Henry Klehm, III	Director	February 4, 2022
Henry Klehm, III

/s/ Valerie Rahmani	Director	February 4, 2022
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 4, 2022
Carol P. Sanders

/s/ Anthony M. Santomero	Director	February 4, 2022
Anthony M. Santomero

/s/ Cynthia Trudell	Director	February 4, 2022
Cynthia Trudell

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 4, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Reserve for Incurred But Not Reported Claim Reserves

Description of the Matter
At December 31, 2021, the liability for incurred but not reported (IBNR) claim reserves, including additional case reserves (ACR) (collectively referred to as IBNR claim reserves) represented $9,955 million of the total $13,295 million of reserves for claims and claim expenses. The IBNR claim reserves for the property segment was $4,823 million and for the casualty and specialty segment was $5,132 million. As disclosed in Notes 2 and 8 of the consolidated financial statements, reserves for claims and claim expenses represent estimates that are established by management based on actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells for both their casualty and specialty segment and their property segment.

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
Hamilton, Bermuda
February 4, 2022

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2021 and 2020
(in thousands of United States Dollars, except share and per share amounts)

	December 31, 2021	December 31, 2020
Assets
Fixed maturity investments trading, at fair value - amortized cost $13,552,579 at December 31, 2021 (2020 - $13,155,035) (Notes 5 and 6)	$13,507,131	$13,506,503
Short term investments, at fair value (Notes 5 and 6)	5,298,385	4,993,735
Equity investments trading, at fair value (Notes 5 and 6)	546,016	702,617
Other investments, at fair value (Notes 5 and 6)	1,993,059	1,256,948
Investments in other ventures, under equity method (Note 5)	98,068	98,373
Total investments	21,442,659	20,558,176
Cash and cash equivalents	1,859,019	1,736,813
Premiums receivable (Note 7)	3,781,542	2,894,631
Prepaid reinsurance premiums (Note 7)	854,722	823,582
Reinsurance recoverable (Notes 7 and 8)	4,268,669	2,926,010
Accrued investment income	55,740	66,743
Deferred acquisition costs and value of business acquired	849,160	633,521
Receivable for investments sold	380,442	568,293
Other assets	224,053	363,170
Goodwill and other intangible assets (Note 4)	243,496	249,641
Total assets	$33,959,502	$30,820,580
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$13,294,630	$10,381,138
Unearned premiums	3,531,213	2,763,599
Debt (Note 9)	1,168,353	1,136,265
Reinsurance balances payable	3,860,963	3,488,352
Payable for investments purchased	1,170,568	1,132,538
Other liabilities	755,441	970,121
Total liabilities	23,781,168	19,872,013
Commitments and Contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	3,554,053	3,388,319
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2021 (2020 – 11,010,000)	750,000	525,000
Common shares: $1.00 par value – 44,444,831 shares issued and outstanding at December 31, 2021 (2020 – 50,810,618)	44,445	50,811
Additional paid-in capital	608,121	1,623,206
Accumulated other comprehensive income (loss)	(10,909)	(12,642)
Retained earnings	5,232,624	5,373,873
Total shareholders’ equity attributable to RenaissanceRe	6,624,281	7,560,248
Total liabilities, noncontrolling interests and shareholders’ equity	$33,959,502	$30,820,580

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2021, 2020, and 2019
(in thousands of United States Dollars, except per share amounts)

	2021	2020	2019
Revenues
Gross premiums written (Note 7)	$7,833,798	$5,806,165	$4,807,750
Net premiums written (Note 7)	$5,939,375	$4,096,333	$3,381,493
Increase in unearned premiums	(745,194)	(143,871)	(43,090)
Net premiums earned (Note 7)	5,194,181	3,952,462	3,338,403
Net investment income (Note 5)	319,479	354,038	424,207
Net foreign exchange gains (losses)	(41,006)	27,773	(2,938)
Equity in earnings of other ventures (Note 5)	12,309	17,194	23,224
Other income	10,880	213	4,949
Net realized and unrealized gains (losses) on investments (Note 5)	(218,134)	820,636	414,109
Total revenues	5,277,709	5,172,316	4,201,954
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	3,876,087	2,924,609	2,097,021
Acquisition expenses	1,214,858	897,677	762,232
Operational expenses	212,184	206,687	222,733
Corporate expenses	41,152	96,970	94,122
Interest expense (Note 9)	47,536	50,453	58,364
Total expenses	5,391,817	4,176,396	3,234,472
Income (loss) before taxes	(114,108)	995,920	967,482
Income tax benefit (expense) (Note 15)	10,668	(2,862)	(17,215)
Net income (loss)	(103,440)	993,058	950,267
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	63,285	(230,653)	(201,469)
Net income (loss) attributable to RenaissanceRe	(40,155)	762,405	748,798
Dividends on preference shares (Note 12)	(33,266)	(30,923)	(36,756)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(73,421)	$731,482	$712,042
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 13)	$(1.57)	$15.34	$16.32
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 13)	$(1.57)	$15.31	$16.29

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2021, 2020 and 2019
(in thousands of United States Dollars)

	2021	2020	2019
Comprehensive income (loss)
Net income (loss)	$(103,440)	$993,058	$950,267
Change in net unrealized gains (losses) on investments, net of tax	(2,492)	606	2,173
Foreign currency translation adjustments, net of tax	4,225	(11,309)	(2,679)
Comprehensive income (loss)	(101,707)	982,355	949,761
Net (income) loss attributable to redeemable noncontrolling interests	63,285	(230,653)	(201,469)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	63,285	(230,653)	(201,469)
Comprehensive income (loss) attributable to RenaissanceRe	$(38,422)	$751,702	$748,292

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2021, 2020 and 2019
(in thousands of United States Dollars)

	2021	2020	2019
Preference shares
Balance – January 1	$525,000	$650,000	$650,000
Issuance of shares (Note 12)	500,000	—	—
Repurchase of shares (Note 12)	(275,000)	(125,000)	—
Balance – December 31	750,000	525,000	650,000
Common shares
Balance – January 1	50,811	44,148	42,207
Issuance of shares (Note 12)	—	6,777	1,739
Repurchase of shares (Note 12)	(6,579)	(406)	—
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	213	292	202
Balance – December 31	44,445	50,811	44,148
Additional paid-in capital
Balance – January 1	1,623,206	568,277	296,099
Issuance of shares (Note 12)	—	1,088,730	248,259
Repurchase of shares (Note 12)	(1,024,751)	(62,215)	—
Offering expenses (Note 12)	(11,347)	—	—
Change in redeemable noncontrolling interest	(6,994)	(334)	(342)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	28,007	28,748	24,261
Balance – December 31	608,121	1,623,206	568,277
Accumulated other comprehensive income (loss)
Balance – January 1	(12,642)	(1,939)	(1,433)
Change in net unrealized gains (loss) on investments, net of tax	(2,492)	606	2,173
Foreign currency translation adjustments, net of tax	4,225	(11,309)	(2,679)
Balance – December 31	(10,909)	(12,642)	(1,939)
Retained earnings
Balance – January 1	5,373,873	4,710,881	4,058,207
Net income (loss)	(103,440)	993,058	950,267
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	63,285	(230,653)	(201,469)
Dividends on common shares (Note 12)	(67,828)	(68,490)	(59,368)
Dividends on preference shares (Note 12)	(33,266)	(30,923)	(36,756)
Balance – December 31	5,232,624	5,373,873	4,710,881
Total shareholders’ equity	$6,624,281	$7,560,248	$5,971,367

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2021, 2020 and 2019
(in thousands of United States Dollars)

	2021	2020	2019
Cash flows provided by (used in) operating activities
Net income (loss)	$(103,440)	$993,058	$950,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(20,989)	16,652	(58,964)
Equity in undistributed (earnings) losses of other ventures	13,200	1,561	(762)
Net realized and unrealized (gains) losses on investments	205,897	(820,636)	(414,109)
Loss on sale of RenaissanceRe UK	—	30,242	—
Change in:
Premiums receivable	(886,911)	(293,581)	(424,973)
Prepaid reinsurance premiums	(31,140)	(55,801)	(11,798)
Reinsurance recoverable	(1,342,659)	(138,361)	129,665
Deferred acquisition costs	(215,639)	30,442	118,676
Reserve for claims and claim expenses	2,913,492	1,155,615	900,562
Unearned premiums	767,614	232,949	51,343
Reinsurance balances payable	372,611	662,281	658,532
Other	(437,221)	178,314	238,756
Net cash provided by (used in) operating activities	1,234,815	1,992,735	2,137,195
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	15,543,565	15,186,952	17,313,940
Purchases of fixed maturity investments trading	(15,680,351)	(16,836,538)	(17,919,343)
Net sales (purchases) of equity investments trading	206,595	829	(7,841)
Net sales (purchases) of short term investments	(252,833)	(581,473)	(1,900,741)
Net sales (purchases) of other investments	(617,782)	(216,760)	(202,878)
Net sales (purchases) of investments in other ventures	(23,835)	(3,698)	(2,717)
Return of investment from investment in other ventures	8,345	9,255	11,250
Net sales (purchases) of other assets	—	—	(4,108)
Net proceeds from sale of RenaissanceRe UK	—	136,744	—
Net purchase of TMR	—	—	(276,206)
Net cash provided by (used in) investing activities	(816,296)	(2,304,689)	(2,988,644)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(67,828)	(68,490)	(59,368)
Dividends paid – preference shares	(32,889)	(30,923)	(36,756)
RenaissanceRe common share repurchases	(1,027,505)	(62,621)	—
RenaissanceRe common share issuance	—	1,095,507	—
Issuance of debt, net of expenses	—	—	396,411
Repayment of debt	—	(250,000)	—
Drawdown of Medici Revolving Credit Facility	30,000	—	—
Redemption of preference shares	(275,000)	(125,000)	—
Issuance of preference shares, net of expenses	488,653	—	—
Net third-party redeemable noncontrolling interest share transactions	594,279	119,071	827,083
Taxes paid on withholding shares	(12,171)	(12,330)	(7,253)
Net cash provided by (used in) financing activities	(302,461)	665,214	1,120,117
Effect of exchange rate changes on foreign currency cash	6,148	4,485	2,478
Net increase (decrease) in cash and cash equivalents	122,206	357,745	271,146
Cash and cash equivalents, beginning of year	1,736,813	1,379,068	1,107,922
Cash and cash equivalents, end of year	$1,859,019	$1,736,813	$1,379,068

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$(4,261)	$5,668	$9,749
Interest paid	$21,172	$48,805	$53,220
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
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
•RenaissanceRe Fund Management Ltd. (“RFM”) is a wholly-owned Bermuda exempted company and acts as the exclusive investment fund manager for several of the Company’s joint ventures or managed funds, in return for a management fee, a performance fee, or both. RFM is registered as an Exempt Reporting Adviser with the Securities and Exchange Commission and serves as the investment adviser to third-party investors in the various private investment partnerships and insurance-related investment products offered by the Company.
•RenaissanceRe Medici Fund Ltd. (“Medici”) is an exempted company, incorporated in Bermuda and registered as an institutional fund. Medici invests, primarily on behalf of third-party investors, in various instruments that have returns primarily tied to property catastrophe risk.
•Upsilon RFO Re Ltd. (“Upsilon RFO”), an exempted company incorporated in Bermuda and registered as a segregated accounts company and as a collateralized insurer, is a managed fund formed by the Company principally to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional property catastrophe excess of loss market.
•RenaissanceRe Upsilon Fund Ltd., an exempted company incorporated in Bermuda and registered as a segregated accounts company and a Class A Professional Fund, provides a fund structure through which third-party investors can invest in reinsurance risk managed by the Company.
•Vermeer Reinsurance Ltd. (“Vermeer”), an exempted company incorporated in Bermuda and registered as a Class 3B insurer, provides capacity focused on risk remote layers in the U.S. property catastrophe market. The Company maintains a majority voting control of Vermeer, while Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, retains economic benefits.
•Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled SPI, provides reinsurance capacity to subsidiaries of RenaissanceRe, namely Renaissance Reinsurance and DaVinci, through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes.
•Fibonacci Reinsurance Ltd. (“Fibonacci Re”), an exempted company incorporated in Bermuda and registered as a special purpose insurer (“SPI”), provides collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
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
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverable and premiums receivable, including provisions for reinsurance recoverable and premiums receivable to reflect expected credit losses; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments and derivatives; impairment charges; deferred acquisition costs, and the Company’s deferred tax valuation allowance.

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

INVESTMENTS
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
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic Financial Instruments with interest and dividend income included in net investment income. Realized and unrealized gains and losses on other investments are included in net realized and unrealized gains (losses) on investments. The fair value of the Company’s fund investments, which include private equity funds, private credit funds and hedge funds, is generally established on the basis of the net asset value (“NAV”) per share (or its equivalent) established by the managers of such fund investments, if applicable. The net asset value established by the managers of such fund investments is determined in accordance with the governing documents of such fund investments. The Company applies the practical expedient provided by the FASB ASC Topic Financial Instruments relating to investments in certain entities that calculate NAV per share (or its equivalent) and therefore measure the fair value of the fund investments based on that NAV per share, or its equivalent. Fund investments are recorded on the consolidated balance sheet in other investments. Fund investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
Certain of the Company’s fund managers, fund administrators, or both, are unable to provide final fund valuations as of the Company’s current reporting date. The typical reporting lag experienced by the Company to receive a final net asset value report is one month for hedge funds and certain private credit funds and three months for private equity funds and private credit funds. In the past, in respect of certain of the funds, the Company has, on occasion, experienced delays of up to six months at year end, as the funds typically complete their respective year-end audits before releasing their final net asset value statements.
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
The Company’s other investments also include investments in catastrophe bonds, direct private equity investments and term loans which are recorded at fair value. The fair value of catastrophe bonds is based on broker or underwriter bid indications. The fair value of direct private equity investments is based on the use of internal valuation models and the fair value of term loans are based on discounted cash flow valuation model.
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
FAIR VALUE OPTION
The Company has elected to account for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic Fair Value Measurements and Disclosures. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations.
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
The Company has established the third and fourth quarters of the year as the period for performing its annual impairment tests. Upon further assessment, the Company may determine to perform additional impairment testing later in the year if it is deemed necessary. The Company has elected to use the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Under this option, the Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on its qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If goodwill or other intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense reflected in the Company’s consolidated statements of operations.
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
The Company’s functional currency is the U.S. dollar. Certain of the Company’s subsidiaries have a functional currency other than the U.S. dollar. Assets and liabilities of foreign operations whose functional currency is not the U.S. dollar are translated into the Company’s U.S. dollar reporting currency at prevailing balance sheet-date exchange rates, while revenue and expenses of such foreign operations are translated into the Company’s U.S. dollar functional currency at monthly average exchange rates during the year. The net effect of these translation adjustments, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, net of applicable deferred income taxes, is included in the Company’s consolidated balance sheet as currency translation adjustments and reflected within accumulated other comprehensive income (loss).
TAXATION
Income taxes have been provided for in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss and interest expense carryforwards and GAAP versus tax basis accounting differences relating to underwriting results, accrued expenses and investments. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies the recognition of credit losses by replacing the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is applicable to financial assets such as loans, debt securities, trade receivables, off-balance sheet credit exposures, reinsurance receivables, and other financial assets that have the contractual right to receive cash. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company’s invested assets are measured at fair value through net income, and therefore those invested assets were not impacted by the adoption of ASU 2016-13. The Company has other financial assets, such as premiums receivable and reinsurance recoverable, that were not materially impacted by the adoption of ASU 2016-13. ASU 2016-13 became effective for public business entities that are SEC filers for annual and interim periods beginning after December 15, 2019. Accordingly, the Company adopted ASU 2016-13 effective January 1, 2020. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated statements of operations and financial position, and as a result, there was no cumulative effect adjustment to opening retained earnings as of January 1, 2020.
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

NOTE 3. ACQUISITION OF TOKIO MILLENNIUM RE
Overview
The aggregate consideration for the acquisition of TMR, which closed on March 22, 2019, was $1.6 billion, consisting of cash, RenaissanceRe common shares and a special dividend from TMR, as described in more detail below. The aggregate consideration paid at closing for the acquisition of TMR was based on the closing tangible book value of TMR, subject to a post-closing adjustment under the terms of the Stock Purchase Agreement by and among the Company, Tokio Marine & Nichido Fire Insurance Co. Ltd. (“Tokio”) and, with respect to certain sections only, Tokio Marine Holdings, Inc. entered into on October 30, 2018. The parties determined that no closing adjustment was required.
In connection with the closing of the TMR Stock Purchase, Tokio, RREAG and RenaissanceRe (UK) Limited (formerly known as Tokio Millennium Re (UK) Limited) (“RenaissanceRe UK”) entered into a reserve development agreement whereby RREAG and RenaissanceRe UK agreed to cede to Tokio, and Tokio agreed to indemnify and reimburse RREAG and RenaissanceRe UK for, substantially all of RREAG and RenaissanceRe UK’s adverse development on stated reserves at time of the closing, including unearned premium reserves, subject to certain terms and conditions. The reserve development agreement provides the Company with indemnification on stated reserves, including unearned premium reserves, for RREAG and RenaissanceRe UK, on a whole-account basis, and takes into consideration adverse performance across the Company’s reportable segments. To the extent the combined performance of acquired reserves for claims and claim expenses or unearned premiums is worse than expected on an aggregate basis across reportable segments, the Company is indemnified under the terms of the reserve development agreement and would expect to collect under the reserve development agreement.
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
The Company’s total purchase price for TMR was calculated as follows:

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
Identifiable intangible assets consisted of the following and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Top broker relationships	$10,000	10.0 years
Renewal rights	1,200	15.0 years
Insurance licenses	6,800	Indefinite
Gross identifiable intangible assets related to the acquisition of TMR, at March 22, 2019	18,000
Accumulated amortization (from March 22, 2019 through December 31, 2021), net of foreign exchange	2,851
Impairment loss on insurance licenses	6,800
Net identifiable intangible assets related to the acquisition of TMR at December 31, 2021	$8,349

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
Financial Results
The following table summarizes the net contribution from the acquisition of TMR since March 22, 2019 that was included in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2019. Operating activities of TMR from the acquisition date, March 22, 2019, through December 31, 2019 are included in the Company’s consolidated statements of operations for the year ended December 31, 2019.
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
Since the acquisition date, a growing number of underlying policies have been underwritten onto different legal entities, staffing has been allocated to new activities, and reinsurance has been purchased to cover combined risks, only some of which would have been reflected in the underlying legacy TMR results. As a result, for the years ended December 31, 2021 and 2020, it is impracticable to produce summarized financial results, and any such information would not be indicative of the results of the acquired TMR entities, given the significant estimates involved and the nature and pace of the integration activities, which were substantially completed in 2019.

Year ended December 31, 2019 (1)
Total revenues	$922,727
Net income (loss) available (attributable) to RenaissanceRe common shareholders (2)	$99,169

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

Year ended December 31,	2019	2018
Total revenues	$4,542,979	$3,338,903
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$768,719	$281,974

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
Defined Benefit Pension Plan
The RREAG group entities have a contributory defined benefit pension plan for certain employees, which was not material to RenaissanceRe’s results of operations, financial condition or cash flows for the year ended December 31, 2021.
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
At December 31, 2021, the net balance sheet liability was $4.3 million, comprising $19.4 million of projected benefit obligation and $15.2 million of plan assets at fair value (2020 - $6.4 million, $20.1 million and $13.6 million, respectively).
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables show an analysis of goodwill and other intangible assets, net of foreign currency translation adjustments, included in goodwill and other intangible assets on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets
At December 31,	2021	2020
Goodwill, net	$210,920	$211,013
Other intangible assets, net	32,576	38,628
Total goodwill and other intangible assets	$243,496	$249,641

Included in goodwill and other intangible assets on the Company’s consolidated balance sheet at December 31, 2021 was gross goodwill of $213.2 million (2020 - $213.3 million, 2019 - $213.0 million). Included in goodwill, net at December 31, 2021 was accumulated impairment losses of $2.3 million (2020 - $2.3 million).
In addition, the Company has also recorded goodwill and other intangible assets included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
At December 31,	2021	2020
Goodwill, net	$9,903	$10,598
Other intangible assets, net	8,716	12,368
Total goodwill and other intangible assets	$18,619	$22,966

Included in Investments and other ventures, under equity method on the Company’s consolidated balance sheet at December 31, 2021 was gross goodwill of $14.4 million (2020 - $15.1 million, 2019 - $15.1 million). Included in goodwill, net at December 31, 2021 was accumulated impairment losses of $4.5 million (2020 - $4.5 million).

The following table shows a roll forward of goodwill included in goodwill and other intangible assets and goodwill included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill
	Goodwill and Other Intangible Assets	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
Balance at December 31, 2019, net	$210,665	$10,598
Foreign currency translation	348	—
Balance at December 31, 2020, net	211,013	10,598
Acquired	—	(695)
Foreign currency translation	(93)	—
Balance at December 31, 2021, net	$210,920	$9,903

The gross carrying value, accumulated amortization and accumulated impairment losses by major category of other intangible assets included in goodwill and other intangible assets and investments in other ventures, under equity method on the Company’s consolidated balance sheets are shown below:

	Other Intangible Assets
At December 31, 2021	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net
Customer relationships and customer lists	$108,742	$(83,307)	$(1,403)	$24,032
Licenses (1)	23,779	—	(6,800)	16,979
Value of business acquired	20,200	(20,200)	—	—
Software	12,230	(12,230)	—	—
Patents and intellectual property	4,500	(1,875)	(2,625)	—
Covenants not-to-compete	4,030	(4,030)	—	—
Trademarks and trade names	1,710	(1,429)	—	281
	$175,191	$(123,071)	$(10,828)	$41,292

(1)Licenses is comprised of $17.0 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2021

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

(1)Licenses is comprised of $19.4 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2020

During 2021, the Company recorded amortization expense of $7.2 million and an impairment loss of $Nil related to other intangible assets (2020 - $8.3 million and $6.8 million, respectively).
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
In accordance with the Company’s established accounting policy, the Company performed goodwill and other intangible assets impairment tests during the fourth quarter. During 2020, the Company elected to renew certain reinsurance contracts, that had previously been written on one of the acquired TMR balance sheets, on other balance sheets within the consolidated group and placed the TMR entity into run-off. Accordingly and in connection with the Company’s impairment assessment performed during the fourth quarter of 2020, it was determined that the license associated with this acquired TMR entity, which was initially reflected as an indefinite lived intangible asset of $6.8 million at the time of the acquisition of TMR, should be written down to $Nil. The Company recorded an intangible asset impairment charge of $Nil during the year ended December 31, 2021.
In performing the impairment assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had not significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. Other than the goodwill and other intangible assets acquired and the intangible assets impaired as noted above and normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during the year ended December 31, 2021.
The remaining useful life of intangible assets with finite lives ranges from 1.3 to 12.2 years, with a weighted-average amortization period of 5.5 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other Intangibles Assets	Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method	Total
2022	$5,602	$997	$6,599
2023	5,173	606	5,779
2024	4,716	194	4,910
2025	1,976	24	2,000
2026	1,377	24	1,401
2027 and thereafter	3,465	159	3,624
Total remaining amortization expense	22,309	2,004	24,313
Indefinite lived	10,267	6,712	16,979
Total	$32,576	$8,716	$41,292

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

At December 31.	2021	2020
U.S. treasuries	$6,247,779	$4,960,409
Agencies	361,684	368,032
Non-U.S. government	549,613	491,531
Non-U.S. government-backed corporate	474,848	338,014
Corporate	3,214,438	4,261,025
Agency mortgage-backed	721,955	1,113,792
Non-agency mortgage-backed	233,346	291,444
Commercial mortgage-backed	634,925	791,272
Asset-backed	1,068,543	890,984
Total fixed maturity investments trading	$13,507,131	$13,506,503

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2021	Amortized Cost	Fair Value
Due in less than one year	$363,795	$365,418
Due after one through five years	6,317,351	6,297,063
Due after five through ten years	3,911,221	3,877,715
Due after ten years	306,123	308,166
Mortgage-backed	1,584,871	1,590,226
Asset-backed	1,069,218	1,068,543
Total	$13,552,579	$13,507,131

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

At December 31.	2021	2020
Financials	$146,615	$452,765
Communications and technology	82,444	119,592
Consumer	51,083	44,477
Industrial, utilities and energy	26,645	43,380
Healthcare	28,796	35,140
Basic materials	5,092	7,263
Equity exchange traded funds	114,919	—
Fixed income exchange traded funds	90,422	—
Total	$546,016	$702,617

Pledged Investments
At December 31, 2021, $8.7 billion (2020 - $8.1 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $1.8 billion (2020 - $2.5 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At December 31, 2021, the Company held $5.1 million (2020 - $126.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2021	2020	2019
Fixed maturity investments	$234,911	$278,215	$318,503
Short term investments	2,333	20,799	56,264
Equity investments	9,017	6,404	4,808

Other investments
Catastrophe bonds	64,860	54,784	46,154
Other	28,811	9,417	8,447
Cash and cash equivalents	297	2,974	7,676
	340,229	372,593	441,852
Investment expenses	(20,750)	(18,555)	(17,645)
Net investment income	$319,479	$354,038	$424,207

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2021	2020	2019
Net realized gains (losses) on fixed maturity investments	$79,588	$276,901	$90,260
Net unrealized gains (losses) on fixed maturity investments trading	(389,376)	216,859	170,183
Net realized and unrealized gains (loss) on fixed maturity investments trading	(309,788)	493,760	260,443
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(12,237)	68,608	58,891
Net realized gains (losses) on equity investments trading sold during the period	335,491	3,532	31,062
Net unrealized gains (losses) on equity investments trading still held at reporting date	(285,882)	262,064	64,087
Net realized and unrealized gains (losses) on equity investments trading	49,609	265,596	95,149
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(35,033)	(7,031)	(9,392)
Net realized and unrealized gains (losses) on other investments - other	89,315	(297)	9,018
Net realized and unrealized gains (losses) on investments	$(218,134)	$820,636	$414,109

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 19. Derivative Instruments” for additional information.
Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2021	2020
Catastrophe bonds	$1,104,034	$881,290
Direct private equity investments	88,373	79,807
Fund investments	725,802	295,851
Term loans	74,850	—
Total other investments	$1,993,059	$1,256,948

Included in net realized and unrealized gains (losses) on investments for 2021 is income of $7.0 million (2020 - a loss of $2.4 million, 2019 - loss of $5.5 million) representing the change in estimate during the period related to the difference between the Company’s estimated fair value for those funds for which the reported net asset values had not been received, as discussed in “Note 2. Significant Accounting Policies,” and the actual amount as reported in the final net asset values provided by the Company’s fund managers.
The Company has committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $2.7 billion, of which $1.3 billion has been contributed at December 31, 2021. The Company’s remaining commitments to these investments at December 31, 2021 totaled $1.4 billion. In the future, the Company may enter into additional commitments in respect of direct private equity investments, term loans or fund investment opportunities.
Catastrophe bonds
Catastrophe bonds are non-investment grade bonds issued by unrelated third parties that generally mature within one to five years.

Direct private equity investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.
Fund investments
Fund investments are limited partnership or similar interests in private equity funds, private credit funds and hedge funds managed by unrelated third parties.
Term loans
Term loans represent the Company’s loan participation interest in an underwritten term loan facility. The Company has committed to a loan participation interest of $100 million and as of December 31, 2021 had funded $75 million of its commitment. This facility pays interest, has a 5-year maturity and is fully secured by a diversified pool of primarily private equity assets.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2021		2020
At December 31,	Ownership %	Carrying Value	Ownership %	Carrying Value
Tower Hill Companies (1)	2.0% - 25.0%	25,575	2.0% - 25.0%	30,470
Top Layer Re	50.0%	25,903	50.0%	26,958
Other	22.4%	46,590	25.0%	40,945
Total investments in other ventures, under equity method		$98,068		$98,373

(1) The Company has equity interests in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Signature Insurance Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”).
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2021	2020	2019
Top Layer Re	$8,286	$9,595	$8,801
Tower Hill Companies	(2,073)	3,104	10,337
Other	6,096	4,495	4,086
Total equity in earnings of other ventures, under equity method	$12,309	$17,194	$23,224

During 2021, the Company received $33.9 million of distributions from its investments in other ventures, under equity method (2020 – $30.0 million, 2019 – $36.5 million). Except for Top Layer Re, which is recorded on a current quarter basis, the equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.

NOTE 6. FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s consolidated financial statements. Fair value is defined under accounting guidance currently applicable to the Company as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains or losses arising from changes in fair value in its consolidated statements of operations.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$6,247,779	$6,247,779	$—	$—
Agencies	361,684	—	361,684	—
Non-U.S. government	549,613	—	549,613	—
Non-U.S. government-backed corporate	474,848	—	474,848	—
Corporate	3,214,438	—	3,214,438	—
Agency mortgage-backed	721,955	—	721,955	—
Non-agency mortgage-backed	233,346	—	233,346	—
Commercial mortgage-backed	634,925	—	634,925	—
Asset-backed	1,068,543	—	1,068,543	—
Total fixed maturity investments	13,507,131	6,247,779	7,259,352	—
Short term investments	5,298,385	—	5,298,385	—
Equity investments trading	546,016	546,016	—	—
Other investments
Catastrophe bonds	1,104,034	—	1,104,034	—
Direct private equity investments	88,373	—	—	88,373
Term loans	74,850			74,850
	1,267,257	—	1,104,034	163,223
Fund investments (1)	725,802
Total other investments	1,993,059	—	1,104,034	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(4,727)	—	—	(4,727)
Derivative assets (3)	17,889	1,067	16,822	—
Derivatives liabilities (3)	(16,954)	(1,598)	(15,356)	—
Total other assets and (liabilities)	(3,792)	(531)	1,466	(4,727)
	$21,340,799	$6,793,264	$13,663,237	$158,496

(1)     Fund investments, which are comprised of private equity funds, private credit funds, and hedge funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)    Included in assumed and ceded (re)insurance contracts at December 31, 2021 was $6.1 million of other assets and $10.8 million of other liabilities.
(3)    Refer to “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2020	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$4,960,409	$4,960,409	$—	$—
Agencies	368,032	—	368,032	—
Non-U.S. government	491,531	—	491,531	—
Non-U.S. government-backed corporate	338,014	—	338,014	—
Corporate	4,261,025	—	4,261,025	—
Agency mortgage-backed	1,113,792	—	1,113,792	—
Non-agency mortgage-backed	291,444	—	291,444	—
Commercial mortgage-backed	791,272	—	791,272	—
Asset-backed	890,984	—	890,984	—
Total fixed maturity investments	13,506,503	4,960,409	8,546,094	—
Short term investments	4,993,735	—	4,993,735	—
Equity investments trading	702,617	702,617	—	—
Other investments
Catastrophe bonds	881,290	—	881,290	—
Direct private equity investments (1)	79,807	—	—	79,807
	961,097	—	881,290	79,807
Fund investments (1)	295,851
Total other investments	1,256,948	—	881,290	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(6,211)	—	—	(6,211)
Derivative assets	45,233	156	45,077	—
Derivative liabilities (3)	(22,360)	(567)	(21,793)	—
Total other assets and (liabilities)	16,662	(411)	23,284	(6,211)
	$20,476,465	$5,662,615	$14,444,403	$73,596

(1)     Fund investments, which are comprised of private equity funds, private credit funds, and hedge funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
U.S. Treasuries
Level 1 - At December 31, 2021, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 1.1% and a weighted average credit quality of AA (2020 - 0.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At December 31, 2021, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AA (2020 - 0.9% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At December 31, 2021, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 1.2% and a weighted average credit quality of AA (2020 - 0.5% and AAA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Non-U.S. Government-backed Corporate
Level 2 - At December 31, 2021, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 1.4% and a weighted average credit quality of AA (2020 - 1.0% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At December 31, 2021, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 2.8% and a weighted average credit quality of BBB (2020 - 2.2% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At December 31, 2021, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 1.9%, a weighted average credit quality of AA and a weighted average life of 5.6 years (2020 - 1.0%, AA and 3.8 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
Non-agency Mortgage-backed
Level 2 - At December 31, 2021, the Company’s non-agency mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.2%, a weighted average credit quality of non-investment grade and a weighted average life of 5.7 years (December 31, 2020 - 3.0%, non-investment grade and 5.2 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At December 31, 2021, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 1.9%, a weighted average credit quality of AA, and a weighted average life of 4.1 years (2020 - 1.5%, AAA and 5.0 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At December 31, 2021, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 1.8%, a weighted average credit quality of AA and a weighted average life of 5.4 years (2020 - 1.8%, AA and 3.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At December 31, 2021, the Company’s short term investments had a weighted average yield to maturity of 0.1% and a weighted average credit quality of AAA (2020 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At December 31, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Other investments
Direct private equity investments	$88,373	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	74,850	Yield analysis	Transaction yield	n/a	n/a	2.78%
Total other investments	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(4,727)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,920
			Expected loss ratio	n/a	n/a	14.7%
			Discount rate	n/a	n/a	1.3%
Total other assets and (liabilities)	(4,727)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$158,496

At December 31, 2020	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Other investments
Private equity investment	$79,807	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Total other investments	79,807
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(190)	Internal valuation model	Bond price	n/a	n/a	$99.31
			Liquidity discount	n/a	n/a	1.3%
Assumed and ceded (re)insurance contracts	(7,395)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,514
			Expected loss ratio	n/a	n/a	24.0%
			Discount rate	n/a	n/a	0.4%
Assumed and ceded (re)insurance contracts	1,374	Internal valuation model	Expected loss ratio	n/a	n/a	0.0%
Total other assets and (liabilities)	(6,211)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$73,596

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2021	$79,807	$—	$(6,211)	$73,596
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains (losses) on investments	(159)	—	—	(159)
Included in other income	—	—	2,624	2,624
Total foreign exchange gains	(3)	—	—	(3)
Purchases	9,676	74,850	(1,140)	83,386
Sales	(948)	—	—	(948)
Settlements	—	—	—	—
Balance - December 31, 2021	$88,373	$74,850	$(4,727)	$158,496

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2020	$74,634	$—	$4,731	$79,365
Total realized and unrealized gains (losses)
Included in net realized and unrealized gains (losses) on investments	(5,662)	—	—	(5,662)
Included in other income	—	—	(3,191)	(3,191)
Total foreign exchange gains	10	—	—	10
Purchases	20,962	—	(2,012)	18,950
Sales	(10,137)	—	—	(10,137)
Settlements	—	—	(5,739)	(5,739)
Balance - December 31, 2020	$79,807	$—	$(6,211)	$73,596

Other Investments
Direct private equity investments
Level 3 - At December 31, 2021, the Company’s other investments included $88.4 million of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term loans
Level 3 - At December 31, 2021, the Company’s other investments included a $74.9 million investment in a term loan which is recorded at fair value. The fair value is measured through yield analysis using the discounted cash flow method. The significant inputs using the discounted cash flow method are generally transaction yield, which may be adjusted for market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At December 31, 2021, the Company had a $4.7 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2021 were debt obligations of $1.2 billion (2020 - $1.1 billion). At December 31, 2021, the fair value of the Company’s debt obligations was $1.3 billion (2020 – $1.3 billion).
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

At December 31,	2021	2020
Other investments	$1,993,059	$1,256,948
Other assets	$6,100	$8,982
Other liabilities	$10,827	$15,193

Included in net realized and unrealized gains on investments for 2021 was net unrealized gains of $41.7 million related to the changes in fair value of other investments (2020 – losses of $4.7 million, 2019 – gains of $3.8 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity funds	$241,297	$458,566	See below	See below	See below
Private credit funds	473,112	868,571	See below	See below	See below
Hedge funds	11,394	—	See below	See below	See below
Total other investments measured using net asset valuations	$725,803	$1,327,137

At December 31, 2020	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity funds	$140,743	$286,893	See below	See below	See below
Private credit funds	144,556	692,425	See below	See below	See below
Hedge funds	10,553	—	See below	See below	See below
Total other investments measured using net asset valuations	$295,852	$979,318

Private Equity Funds
The Company’s investments in private equity funds include limited partnership or similar interests that invest in certain private equity asset classes including U.S. and global leveraged buyouts. The Company generally has no right to redeem its interest in any of these private equity funds in advance of dissolution of the applicable limited partnerships. Instead, distributions are received by the Company in connection with the exit from the underlying private equity investments of the fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership.

Private Credit Funds
The Company’s investments in private credit funds include limited partnership or similar interests that invest in certain private credit asset classes, including senior secured bank loan funds, U.S. direct lending funds, secondaries, mezzanine investments and distressed securities. The Company generally has no right to redeem its interest in any of these private credit funds in advance of dissolution of the applicable limited partnerships. Instead, distributions are received by the Company in connection with the liquidation or maturity of the underlying private credit assets of the fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership.
Hedge Funds
At December 31, 2021, the Company had $11.4 million (2020 - $10.6 million) of investment in a hedge fund that is primarily focused on global credit opportunities which are generally redeemable at the option of the limited partnership interest holder. As of December 31, 2021, the Company received notice that the fund is to be liquidated and is expected to dissolve in the coming months.

Limited partnerships entities
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company determined that certain of these limited partnership interests represent investments in the VIEs and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At December 31, 2021	Carrying amount	Unfunded Commitments	Total
Other investments	$539,866	$1,282,451	$1,822,317

At December 31, 2020
Other investments	$240,058	$659,119	$899,177

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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2021	2020	2019
Premiums Written
Direct	$994,286	$612,172	$461,409
Assumed	6,839,512	5,193,993	4,346,341
Ceded	(1,894,423)	(1,709,832)	(1,426,257)
Net premiums written	$5,939,375	$4,096,333	$3,381,493
Premiums Earned
Direct	$799,717	$536,595	$404,525
Assumed	6,257,814	5,078,682	4,348,261
Ceded	(1,863,350)	(1,662,815)	(1,414,383)
Net premiums earned	$5,194,181	$3,952,462	$3,338,403
Claims and Claim Expenses
Gross claims and claim expenses incurred	$5,905,616	$3,893,204	$3,221,778
Claims and claim expenses recovered	(2,029,529)	(968,595)	(1,124,757)
Net claims and claim expenses incurred	$3,876,087	$2,924,609	$2,097,021

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
Premiums receivable reflect premiums written based on contract and policy terms and include estimates based on information received from both insureds and ceding companies, supplemented by our own judgment, including our estimates of premiums that are written but not reported. Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period, although the time lag involved in the process of reporting and collecting premiums is typically shorter than the lag in reporting losses.
At December 31, 2021, the Company’s premiums receivable balance was $3.8 billion (2020 - $2.9 billion). Of the Company’s premiums receivable balance as of December 31, 2021, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $2.8 million at December 31, 2021 (2020 - $6.0 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Year ended December 31,	2021
Beginning balance	$5,961
Provision for allowance	(3,185)
Ending balance	$2,776

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.
At December 31, 2021, the Company’s reinsurance recoverable balance was $4.3 billion (2020 - $2.9 billion). Of the Company’s reinsurance recoverable balance at December 31, 2021, 46.9% is fully collateralized by our reinsurers, 52.1% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2020 - 45.2%, 53.4% and 1.4%, respectively). The reinsurers with the three largest balances accounted for 19.9%, 8.4% and 4.3%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2021 (2020 - 15.3%, 10.8% and 6.7%, respectively). The provision for current expected credit losses was $8.3 million at December 31, 2021 (2020 - $6.3 million). The three largest company-specific components of the provision for current expected credit losses represented 18.0%, 13.9% and 11.2%, respectively, of the Company’s total provision for current expected credit losses at December 31, 2021 (2020 - 13.2%, 13.0% and 6.7%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Year ended December 31,	2021
Beginning balance	$6,334
Provision for allowance	2,010
Ending balance	$8,344

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2021	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,555,210	$1,996,760	$2,825,718	$6,377,688
Casualty and Specialty	1,784,334	128,065	5,004,543	6,916,942
Total	$3,339,544	$2,124,825	$7,830,261	$13,294,630

At December 31, 2020
Property	$1,127,909	$1,617,003	$1,627,541	$4,372,453
Casualty and Specialty	1,651,150	133,843	4,223,692	6,008,685
Total	$2,779,059	$1,750,846	$5,851,233	$10,381,138

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2021	2020	2019
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$7,455,128	$6,593,052	$3,704,050
Net incurred related to:
Current year	4,125,557	3,108,421	2,123,876
Prior years	(249,470)	(183,812)	(26,855)
Total net incurred	3,876,087	2,924,609	2,097,021
Net paid related to:
Current year	574,230	412,172	265,649
Prior years	1,649,872	1,592,456	832,405
Total net paid	2,224,102	2,004,628	1,098,054
Foreign exchange (1)	(81,152)	97,273	31,260
Amounts disposed (2)	—	(155,178)	—
Amounts acquired (3)	—	—	1,858,775
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	9,025,961	7,455,128	6,593,052
Reinsurance recoverable as of end of period	4,268,669	2,926,010	2,791,297
Reserve for claims and claim expenses as of end of period	$13,294,630	$10,381,138	$9,384,349

(1)    Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date.
(2)    Represents the fair value of RenaissanceRe UK’s reserve for claims and claim expenses, net of reinsurance recoverable, disposed of on August 18, 2020.
(3)    Represents the fair value of TMR’s reserve for claims and claim expenses, net of reinsurance recoverable, acquired at March 22, 2019. Refer to “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of TMR.
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
The Company’s estimates of large losses are based on factors including currently available information derived from claims information from certain customers and brokers, industry assessments of losses, proprietary models, and the terms and conditions of the Company’s contracts. The uncertainty of the Company’s estimates for large losses is also impacted by the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies; and in certain large losses, significant uncertainty as to the form of the claims and legal issues, under the relevant terms of insurance and reinsurance contracts. In addition, a significant portion of the net claims and claim expenses associated with certain large losses can be concentrated with a few large clients and therefore the loss estimates for these large losses may vary significantly based on the claims experience of those clients. The contingent nature of business interruption and other exposures will also impact losses in a meaningful way, which may give rise to significant complexity in respect of claims handling, claims adjustment and other coverage issues, over time. Given the magnitude of certain events, there can be meaningful uncertainty regarding total covered losses for the insurance industry and, accordingly, several of the key assumptions underlying the Company’s loss estimates. Loss reserve estimation in respect of the Company’s retrocessional contracts poses further challenges compared to directly assumed reinsurance. In addition, the Company’s actual net losses from these events may increase if the Company’s reinsurers or other obligors fail to meet their obligations.
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
Because of the inherent uncertainties discussed above, the Company has developed a reserving philosophy that attempts to incorporate prudent assumptions and estimates, and the Company has generally experienced favorable development on prior accident years net claims and claim expenses in the last several years. However, there is no assurance that this favorable development on prior accident years net claims and claim expenses will occur in future periods.
The Company establishes a provision for unallocated loss adjustment expenses (“ULAE”) when the related reserve for claims and claim expenses is established. ULAE are expenses that cannot be associated with a specific claim but are related to claims paid or in the process of settlement, such as internal costs of the claims function, and are included in the reserve for claims and claim expenses. The determination of the ULAE provision is subject to judgment.
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2021 on a consolidated basis and by segment is presented as supplementary information. The Company has applied a retrospective approach with respect to its acquisitions, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below are reconciling items that represents the unamortized balance of fair value adjustments recorded in connection with the acquisitions of Platinum Underwriters Holdings, Ltd. (“Platinum”) and TMR to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of Platinum and TMR, partially offset by a decrease from discounting in connection with the acquisitions of Platinum and TMR, to reflect the time value of money.
For incurred and paid accident year claims denominated in currencies other than USD, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2021, net of reinsurance, as well as IBNR plus additional case reserve (“ACR”) included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$1,138,478	$1,022,338	$958,667	$927,397	$899,241	$901,147	$907,765	$911,821	$894,228	$893,612	$28,520
2013	—	912,458	887,176	836,813	790,498	766,453	747,939	726,212	720,503	726,277	16,529
2014	—	—	1,002,755	974,640	965,706	941,733	922,659	932,269	897,645	888,622	57,970
2015	—	—	—	1,139,588	1,144,947	1,161,202	1,130,597	1,105,473	1,117,250	1,111,987	73,388
2016	—	—	—	—	1,418,381	1,464,953	1,447,703	1,420,715	1,366,532	1,373,871	59,360
2017	—	—	—	—	—	2,954,415	2,748,704	2,664,387	2,603,328	2,559,381	342,654
2018	—	—	—	—	—	—	2,198,790	2,342,952	2,297,920	2,188,749	371,723
2019	—	—	—	—	—	—	—	2,255,467	2,213,257	2,154,462	834,344
2020	—	—	—	—	—	—	—	—	3,090,954	3,076,722	1,562,397
2021	—	—	—	—	—	—	—	—	—	4,080,591	3,091,130
Total										$19,054,274	$6,438,015

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$267,808	$417,140	$522,714	$597,103	$648,754	$723,431	$754,527	$785,271	$792,519	$808,734
2013	—	132,207	341,769	434,633	497,296	556,485	589,784	617,109	633,689	648,716
2014	—	—	231,084	435,331	557,091	633,294	694,155	741,271	767,927	788,590
2015	—	—	—	262,301	496,234	660,456	775,007	870,708	934,337	982,966
2016	—	—	—	—	287,753	625,995	831,642	973,074	1,087,441	1,184,679
2017	—	—	—	—	—	747,272	1,073,216	1,370,642	1,735,535	1,905,621
2018	—	—	—	—	—	—	590,671	800,773	1,172,692	1,452,144
2019	—	—	—	—	—	—	—	285,660	692,429	986,835
2020	—	—	—	—	—	—	—	—	410,482	1,023,330
2021	—	—	—	—	—	—	—	—	—	572,076
Total										$10,353,691
Outstanding liabilities from accident year 2011 and prior, net of reinsurance										341,797
Adjustment for unallocated loss adjustment expenses										61,251
Unamortized fair value adjustments recorded in connection with acquisitions										(77,670)
Liability for claims and claim expenses, net of reinsurance										$9,025,961

Property Segment
Within the Property segment, the Company writes property catastrophe excess of loss reinsurance contracts to insure insurance and reinsurance companies against natural and man-made catastrophes. Under these contracts, the Company indemnifies an insurer or reinsurer when its aggregate paid claims and claim expenses from a single occurrence of a covered peril exceeds the attachment point specified in the contract, up to an amount per loss specified in the contract. Generally, the Company’s most significant exposure is to losses from hurricanes, earthquakes and other windstorms, although the Company is also exposed to claims arising from other man-made and natural catastrophes, such as tsunamis, winter storms, freezes, floods, fires, tornadoes, explosions and acts of terrorism. The Company’s predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered under the Company’s catastrophe contracts when arising from a covered peril. The Company’s coverages are offered on either a worldwide basis or are limited to selected geographic areas.
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
Also included in the Property segment is property per risk, property (re)insurance, delegated authority arrangements and regional U.S. multi-line reinsurance. The Company’s predominant exposure under such coverage is to property damage. However, other risks, including business interruption and other non-property losses, may also be covered when arising from a covered peril. The Company’s coverages are offered on either a worldwide basis or are limited to selected geographic areas. Principally all of the business is reinsurance, although the Company also writes insurance business primarily through delegated authority arrangements. The Company offers these products principally through proportional reinsurance coverage or in the form of delegated authority arrangements. In a proportional reinsurance arrangement (also referred to as quota share reinsurance or pro rata reinsurance), the reinsurer shares a proportional part of the original premiums and losses of the reinsured.
Claims and claim expenses in the Company’s Property segment are generally characterized by losses of low frequency and high severity. Initial reporting of paid and incurred claims in general, tends to be relatively prompt, particularly for less complex losses. The Company considers this business “short-tail” as compared to the reporting of claims for “long-tail” products, which tends to be slower. However, the timing of claims payment and reporting also varies depending on various factors, including: whether the claims arise under reinsurance of primary insurance companies or reinsurance of other reinsurance companies; the nature of the events (e.g., hurricanes, earthquakes or terrorism); the geographic area involved; post-event inflation which may cause the cost to repair damaged property to increase significantly from current estimates, or for property claims to remain open for a longer period of time, due to limitations on the supply of building materials, labor and other resources; complex policy coverage and other legal issues; and the quality of each client’s claims management and reserving practices. Management’s judgments regarding these factors are reflected in the Company’s reserve for claims and claim expenses.
Reserving for most of the Company’s Property segment generally does not involve the use of traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The in-depth analysis generally involves: 1) estimating the size of insured industry losses; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss. Once the Company receives a valid notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
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
For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical reporting agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. The Company sets its initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although management may make significant adjustments based on the Company’s current exposure to the geographic region involved as well as the size of the loss and the peril involved. This approach supplements the Company’s approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies and reviewing individual contracts impacted by the event. Approximately one year from the date of loss for these small events, the Company typically estimates IBNR for these events by using the paid Bornhuetter-Ferguson actuarial method. The loss development factors for the paid Bornhuetter-Ferguson actuarial method are selected based on a review of the Company’s historical experience. There were no significant changes to the Company's paid loss development factors over the last three years.
In general, reserves for the Company’s more recent large losses are subject to greater uncertainty and, therefore, greater potential variability, and are likely to experience material changes from one period to the next. This is due to the uncertainty as to the size of the industry losses, uncertainty as to which contracts have been exposed, uncertainty due to complex legal and coverage issues that can arise out of large or complex losses, and uncertainty as to the magnitude of claims incurred by the Company’s customers. As the Company’s claims age, more information becomes available and the Company believes its estimates become more certain.

The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2021, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$560,348	$429,885	$395,605	$375,439	$358,509	$346,756	$338,877	$334,347	$325,042	$322,871	$1,180
2013	—	318,033	294,315	272,191	250,014	238,734	235,016	235,356	238,404	240,779	1,113
2014	—	—	302,158	278,813	265,569	260,542	259,379	256,845	250,647	247,708	372
2015	—	—	—	372,338	357,065	334,099	323,211	311,964	305,847	295,081	71
2016	—	—	—	—	455,503	469,120	452,922	434,706	415,572	411,698	16,889
2017	—	—	—	—	—	1,644,982	1,461,953	1,350,684	1,328,419	1,273,461	217,210
2018	—	—	—	—	—	—	938,309	1,020,102	979,598	857,217	105,483
2019	—	—	—	—	—	—	—	992,526	956,445	898,472	254,099
2020	—	—	—	—	—	—	—	—	1,580,564	1,600,743	585,134
2021	—	—	—	—	—	—	—	—	—	2,370,891	1,552,621
Total										$8,518,921	$2,734,172

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$165,951	$205,814	$254,000	$280,519	$291,901	$306,718	$309,133	$314,418	$314,720	$318,295
2013	—	80,397	156,204	192,225	207,963	215,758	218,446	221,255	226,035	226,353
2014	—	—	106,781	184,711	223,197	234,933	241,266	244,721	243,885	246,690
2015	—	—	—	126,972	226,722	260,858	278,452	288,678	292,033	294,651
2016	—	—	—	—	120,506	259,131	327,034	351,523	374,160	384,932
2017	—	—	—	—	—	534,631	663,381	820,148	946,934	972,239
2018	—	—	—	—	—	—	434,358	439,783	611,268	638,149
2019	—	—	—	—	—	—	—	160,141	364,761	526,314
2020	—	—	—	—	—	—	—	—	255,268	676,472
2021	—	—	—	—	—	—	—	—	—	499,796
Total										$4,783,891
Outstanding liabilities from accident year 2011 and prior, net of reinsurance										89,538
Adjustment for unallocated loss adjustment expenses										16,266
Unamortized fair value adjustments recorded in connection with acquisitions										(11,642)
Liability for claims and claim expenses, net of reinsurance										$3,829,192

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
As with the Company’s Property segment, its Casualty and Specialty segment reinsurance contracts can include coverage for relatively large limits or exposures. As a result, the Company’s casualty and specialty reinsurance business can be subject to significant claims volatility. In periods of low claims frequency or severity, the Company’s results will generally be favorably impacted while in periods of high claims frequency or severity the Company’s results will generally be negatively impacted.
The Company’s processes and methodologies in respect of loss estimation for the coverages offered through its Casualty and Specialty segment differ from those used for its Property segment. For example, the Company’s casualty and specialty coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which the Company believes gives rise to greater uncertainty in its reserves for claims and claim expenses. Moreover, in many lines of business the Company does not have the benefit of a significant amount of its own historical experience and may have little or no related corporate reserving history in many of its newer or growing lines of business. The Company believes this makes its Casualty and Specialty segment reserving subject to greater uncertainty than its Property segment.
The Company calculates multiple point estimates for claims and claim expense reserves using a variety of actuarial reserving techniques for many, but not all, of its classes of business for each underwriting year within the Casualty and Specialty segment. The Company does not believe that these multiple point estimates are, or should be considered, a range. Rather, the Company considers each class of business and determines the most appropriate point estimate for each underwriting year based on the characteristics of the particular class including: (1) loss development patterns derived from historical data; (2) the credibility of the selected loss development pattern; (3) the stability of the loss development patterns; (4) how developed the underwriting year is; and (5) the observed loss development of other underwriting years for the same class. The Company also considers other relevant factors, including: (1) historical ultimate loss ratios; (2) the presence of individual large losses; and (3) known occurrences that have not yet resulted in reported losses. The Company makes determinations of the most appropriate point estimate of loss for each class based on an evaluation of relevant information and does not ascribe any particular portion of the estimate to a particular factor or consideration. In addition, the Company believes that a review of individual contract information improves the loss estimates for some classes of business.
When developing claims and claims expense reserves for its Casualty and Specialty segment, the Company considers several actuarial techniques such as the expected loss ratio method, the Bornhuetter-Ferguson actuarial method and the paid and reported chain ladder actuarial method.
For classes of business and underwriting years where the Company has limited historical claims experience, estimates of ultimate losses are generally initially determined based on the loss ratio method applied to each underwriting year and to each class of business. Unless the Company has credible claims experience or unfavorable development, it generally selects an ultimate loss based on its initial expected loss ratio. The selected ultimate losses are determined by multiplying the initial expected loss ratio by the earned premium. The initial expected loss ratios are key inputs that involve management judgment and are based on a variety of factors, including: (1) contract by contract expected loss ratios developed during the Company’s pricing process; (2) historical loss ratios and combined ratios adjusted for rate change and trend; and (3) industry benchmarks for similar business. These judgments take into account management’s view of past, current and future factors that may influence ultimate losses, including: (1) market conditions; (2) changes in the business underwritten; (3) changes in timing of the emergence of claims; and (4) other factors that may influence ultimate loss ratios and losses.
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

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2021, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$578,130	$592,453	$563,062	$551,958	$540,732	$554,391	$568,888	$577,474	$569,186	$570,741	$27,340
2013	—	594,425	592,861	564,622	540,484	527,719	512,923	490,856	482,099	485,498	15,416
2014	—	—	700,597	695,827	700,137	681,191	663,280	675,424	646,998	640,914	57,598
2015	—	—	—	767,250	787,882	827,103	807,386	793,509	811,403	816,906	73,317
2016	—	—	—	—	962,878	995,833	994,781	986,009	950,960	962,173	42,471
2017	—	—	—	—	—	1,309,433	1,286,751	1,313,703	1,274,909	1,285,920	125,444
2018	—	—	—	—	—	—	1,260,481	1,322,850	1,318,322	1,331,532	266,240
2019	—	—	—	—	—	—	—	1,262,941	1,256,812	1,255,990	580,245
2020	—	—	—	—	—	—	—	—	1,510,390	1,475,979	977,263
2021	—	—	—	—	—	—	—	—	—	1,709,700	1,538,509
Total										$10,535,353	$3,703,843

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2012	$101,857	$211,326	$268,714	$316,584	$356,853	$416,713	$445,394	$470,853	$477,799	$490,439
2013	—	51,810	185,565	242,408	289,333	340,727	371,338	395,854	407,654	422,363
2014	—	—	124,303	250,620	333,894	398,361	452,889	496,550	524,042	541,900
2015	—	—	—	135,329	269,512	399,598	496,555	582,030	642,304	688,315
2016	—	—	—	—	167,247	366,864	504,608	621,551	713,281	799,747
2017	—	—	—	—	—	212,641	409,835	550,494	788,601	933,382
2018	—	—	—	—	—	—	156,313	360,990	561,424	813,995
2019	—	—	—	—	—	—	—	125,519	327,668	460,521
2020	—	—	—	—	—	—	—	—	155,214	346,858
2021	—	—	—	—	—	—	—	—	—	72,280
Total										$5,569,800
Outstanding liabilities from accident year 2011 and prior, net of reinsurance										252,259
Adjustment for unallocated loss adjustment expenses										44,985
Unamortized fair value adjustments recorded in connection with acquisitions										(66,028)
Liability for claims and claim expenses, net of reinsurance										$5,196,769

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

The following table details the Company’s prior year net development by segment of its liability for net unpaid claims and claim expenses:

Year ended December 31,	2021	2020	2019
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(233,373)	$(157,049)	$(2,973)
Casualty and Specialty	(16,097)	(26,763)	(23,882)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(249,470)	$(183,812)	$(26,855)

Changes to prior year estimated net claims reserves increased net income by $249.5 million during 2021 (2020 - increased net income by $183.8 million, 2019 - increased net income by $26.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interest - DaVinciRe and Vermeer and income tax.
Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Year ended December 31,	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2020 Weather-Related Large Loss Events	$17,140
2019 Large Loss Events	(61,634)
2018 Large Loss Events	(101,096)
2017 Large Loss Events	(49,090)
Other	(9,392)
Total large catastrophe events	(204,072)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(34,751)
Total small catastrophe events and attritional loss movements	(34,751)
Total catastrophe and attritional net claims and claim expenses	(238,823)
Actuarial assumption changes	5,450
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(233,373)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2021 of $233.4 million was primarily comprised of net favorable development on prior year accident years net claims and claim expenses associated with the following large catastrophe events:
•$17.1 million of net adverse development associated with Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts (collectively, the “2020 Weather-Related Large Loss Events”).
•$61.6 million of net favorable development associated with Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);

•$101.1 million of net favorable development associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the “2018 Large Loss Events”); and
•$49.1 million of net favorable development associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”).
The Company’s Property segment also experienced net favorable development of $34.8 million associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development of $5.5 million related to actuarial assumption changes.

Year ended December 31,	2020
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(44,389)
2018 Large Loss Events	(43,991)
2017 Large Loss Events	(32,649)
Other	124
Total large catastrophe events	(120,905)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(41,589)
Total small catastrophe events and attritional loss movements	(41,589)
Total catastrophe and attritional net claims and claim expenses	(162,494)
Actuarial assumption changes	5,445
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(157,049)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2020 of $157.0 million was primarily comprised of net favorable development on prior year accident years net claims and claim expenses associated with the following large catastrophe events:
•$44.4 million associated with the 2019 Large Loss Events;
•$44.0 million associated with the 2018 Large Loss Events; and
•$32.6 million associated with the 2017 Large Loss Events.
The Company’s Property segment also experienced net favorable development of $41.6 million associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development of $5.4 million related to actuarial assumption changes.

Year ended December 31,	2019
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2017 Large Loss Events	$(101,572)
New Zealand Earthquake (2011)	(7,497)
Tohoku Earthquake and Tsunami (2011)	(5,198)
New Zealand Earthquake (2010)	47,071
2018 Large Loss Events	81,555
Other	(31,916)
Total large catastrophe events	(17,557)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	5,339
Total small catastrophe events and attritional loss movements	5,339
Total catastrophe and attritional net claims and claim expenses	(12,218)
Actuarial assumption changes	9,245
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(2,973)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in 2019 of $3.0 million was comprised of net favorable development of $17.6 million related to large catastrophe events, net adverse development of $5.3 million related to small catastrophe events and attritional loss movements and $9.2 million of net adverse development associated with actuarial assumption changes. Included in net favorable development of prior accident years net claims and claim expenses from large events was $101.6 million of decreases in the net estimated ultimate losses associated with the 2017 Large Loss Events, partially offset by $81.6 million of increases in the net estimated ultimate losses associated with the 2018 Large Loss Events and $47.1 million of net increases in the estimated ultimate losses associated with the 2010 New Zealand Earthquake.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2021	2020	2019
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(19,078)	$(29,280)	$(52,796)
Actuarial assumption changes	2,981	2,517	28,914
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(16,097)	$(26,763)	$(23,882)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in 2021, 2020, and 2019 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by net adverse development associated with certain actuarial assumption changes.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2021
Net Reserve for Claims and Claim Expenses
Property	$3,829,192
Casualty and Specialty	5,196,769
Other	—
Total net reserve for claims and claim expenses	9,025,961

Reinsurance Recoverable
Property	$2,548,496
Casualty and Specialty	1,720,173
Other	—
Total reinsurance recoverable	4,268,669
Total reserve for claims and claim expenses	$13,294,630

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Number of Years)
At December 31, 2021	1	2	3	4	5	6	7	8	9	10
Property	29.2%	19.4%	15.7%	6.8%	3.0%	2.3%	0.6%	1.6%	0.1%	1.1%
Casualty and Specialty	12.4%	17.0%	12.8%	14.2%	9.8%	8.1%	5.0%	3.2%	2.1%	2.2%

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
•If an insured loss event results in claims associated with a number of layers of a contract, the Company would consider this to be a single claim; and

•If an insured loss event results in claims associated with a number of the Company’s operating subsidiaries, the Company considers each operating subsidiary to have a reported claim.
The following table details the Company’s cumulative number of reported claims for its excess of loss reinsurance contracts allocated by segment:

	At December 31, 2021
	Cumulative Number of Reported Claims
Accident Year	Property	Casualty and Specialty
2012	922	2,559
2013	812	3,030
2014	762	3,914
2015	783	4,419
2016	1,206	5,164
2017	2,596	4,753
2018	2,516	3,921
2019	1,704	3,392
2020	2,298	1,777
2021	1,203	725

Assumed Reinsurance Contracts Classified As Deposit Contracts
Net claims and claim expenses incurred were reduced by $0.2 million during 2021 (2020 – $0.4 million, 2019 – $Nil) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $Nil during 2021 (2020 – $1.0 million, 2019 – $1.3 million) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Deposit liabilities of $4.2 million are included in reinsurance balances payable at December 31, 2021 (2020 – $7.5 million). At December 31, 2021 and 2020, there were no deposit assets in other assets associated with these contracts.
NOTE 9. DEBT AND CREDIT FACILITIES
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$432,316	$393,305	$453,932	$392,391
3.450% Senior Notes due 2027	321,204	297,281	329,661	296,787
3.700% Senior Notes due 2025	318,852	298,798	315,273	298,428
4.750% Senior Notes due 2025 (DaVinciRe) (1)	166,071	148,969	162,203	148,659
Total senior notes	1,238,443	1,138,353	1,261,069	1,136,265
Medici Revolving Credit Facility (2)	30,000	30,000	—	—
Total debt	$1,268,443	$1,168,353	$1,261,069	$1,136,265

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
(2)        RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements.

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
Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2021:

2022	$30,000
2023	—
2024	—
2025	450,000
2026	—
After 2026	700,000
Unamortized fair value adjustments	—
Unamortized discount and debt issuance expenses	(11,647)
$1,168,353

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2021	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	410,440
Unsecured	369,324
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,084,764

(1)At December 31, 2021, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici revolving credit facility is included on the Company’s consolidated balance sheets under debt.

RenaissanceRe Revolving Credit Facility
RenaissanceRe, Renaissance Reinsurance, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S. and RREAG are parties to a second amended and restated credit agreement dated November 9, 2018 (as amended, the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated a previous credit agreement. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $500.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $700.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or LIBOR (each as defined in the Revolving Credit Agreement) plus a margin. In addition to revolving loans, the Revolving Credit Agreement provides that the entire facility will also be available for the issuance of standby letters of credit, subject to the terms and conditions set forth therein, and swingline loans, which are capped at $50.0 million for each of the swingline lenders. At December 31, 2021, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.

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
At December 31, 2021, there were $97.0 million of secured letters of credit outstanding and $Nil of unsecured letters of credit outstanding under this agreement.
Secured Letter of Credit Facility with Citibank Europe
Certain subsidiaries and affiliates of RenaissanceRe, including Renaissance Reinsurance, DaVinci, Renaissance Reinsurance of Europe Unlimited Company, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S. and RREAG, are parties to a facility letter, dated September 17, 2010, as amended, with Citibank Europe plc (“Citibank Europe”), pursuant to which Citibank Europe has established a letter of credit facility under which Citibank Europe provides a commitment to issue letters of credit for the accounts of the participants in multiple currencies. Effective December 21, 2021, the aggregate commitment amount was increased from $300.0 million to $350.0 million, subject to a sublimit of $25.0 million for letters of credit issued for the account of Renaissance Reinsurance U.S.
The letter of credit facility is scheduled to expire on December 31, 2023. At all times during which it is a party to the facility, each participant is obligated to pledge to Citibank Europe securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the facility with respect to a participant, Citibank Europe may exercise certain remedies, including terminating its commitment to such participant and taking certain actions with respect to the collateral pledged by such participant (including the sale thereof). In the facility letter, each participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.
At December 31, 2021, $301.9 million aggregate face amount of letters of credit was outstanding and, subject to the sublimits described above, $48.1 million remained unused and available to the participants under this facility.

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
At December 31, 2021, the aggregate face amount of the payment instruments issued and outstanding under this facility was $298.3 million.
Unsecured Letter of Credit Facility with Credit Suisse
RREAG, Renaissance Reinsurance and RenaissanceRe are parties to a letter of credit facility agreement with Credit Suisse (Switzerland) Ltd. (“Credit Suisse”) dated December 16, 2021, which replaced the previous amended and restated letter of credit facility agreement with Credit Suisse dated March 22, 2019, and which provides for a $200.0 million committed, unsecured letter of credit facility pursuant to which Credit Suisse (or any other fronting bank acting on behalf of Credit Suisse) may issue letters of credit or similar instruments in multiple currencies for the account of RREAG or Renaissance Reinsurance. The obligations of RREAG and Renaissance Reinsurance under the agreement are guaranteed by RenaissanceRe. The facility is scheduled to expire on December 31, 2024.
In the agreement, RREAG, Renaissance Reinsurance and RenaissanceRe make representations, warranties and covenants that are customary for facilities of this type, and agree to comply with certain informational and other customary undertakings. The agreement also contains certain financial covenants applicable to the RenaissanceRe, including the requirement to maintain the ratio of consolidated debt to capital of not more than 0.35:1, to maintain a minimum consolidated net worth initially of approximately $3.0 billion, subject to an annual adjustment, and to maintain RenaissanceRe’s credit rating with S&P and A.M. Best of at least A-.
The agreement contains events of default customary for facilities of this type. At any time on or after the occurrence of an event of default, Credit Suisse may exercise remedies, including canceling the commitment, requiring that RREAG or Renaissance Reinsurance pledge cash collateral in an amount equal to the maximum liability of the issuing bank under the letters of credit and similar instruments issued under the agreement, and demanding that RREAG or Renaissance Reinsurance procure the release by the beneficiaries of the letters of credit and similar instruments issued under the agreement.
At December 31, 2021, letters of credit issued by Credit Suisse under the agreement were outstanding in the face amount of $71.0 million.
Vermeer Letter of Credit Facility with Citibank Europe
Vermeer is party to an uncommitted, secured letter of credit facility pursuant to which Citibank Europe or one of its correspondents may issue standby letters of credit or similar instruments in multiple currencies for the account of the applicant. The obligations of Vermeer under this facility are not guaranteed by RenaissanceRe. At December 31, 2021, the aggregate face amount of letters of credit outstanding under this facility was $11.5 million.

Funds at Lloyd’s Letter of Credit Facility
Renaissance Reinsurance is party to an Amended and Restated Letter of Credit Reimbursement Agreement dated November 7, 2019, as amended, with Bank of Montreal, Citibank Europe and ING Bank N.V., which provides a facility under which letters of credit may be issued from time to time to support business written by Renaissance Reinsurance’s Lloyd’s syndicate, Syndicate 1458. Effective November 3, 2021, the stated amount of the outstanding Funds at Lloyd’s letter of credit increased from $225.0 million to $275.0 million. Renaissance Reinsurance may request that the outstanding letter of credit be amended to increase the stated amount or that a new letter of credit denominated in U.S. dollars be issued, in an aggregate amount for all such increases or issuances not to exceed $140.0 million. The facility terminates four years from the date of notice from the lenders to the beneficiary of the letter of credit, unless extended.
Generally, Renaissance Reinsurance is not required to post any collateral for letters of credit issued pursuant to this facility. However, following the occurrence of a partial collateralization event or a full collateralization event, as provided in the agreement, Renaissance Reinsurance is required to pledge eligible securities with a collateral value of at least 60% or 100%, respectively, of the aggregate amount of its then-outstanding letters of credit. The latest date upon which Renaissance Reinsurance will become obligated to collateralize the facility at 100% is December 31, 2022.
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
At December 31, 2021, the face amount of the outstanding letter of credit issued under the FAL facility was $275.0 million.
Medici
RenaissanceRe Medici Fund Limited and RenaissanceRe Fund Management Limited are parties to a revolving credit facility pursuant to which National Australia Bank Limited provides for a revolving commitment to RenaissanceRe Medici Fund Limited of $40.0 million. The obligations of RenaissanceRe Medici Fund Limited and Renaissance Re Fund Management Limited under this facility are not guaranteed by RenaissanceRe.
Top Layer Re
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer Re joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.

NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

At December 31,	2021	2020
Redeemable noncontrolling interest - DaVinciRe	$1,499,451	$1,560,693
Redeemable noncontrolling interest - Medici	856,820	717,999
Redeemable noncontrolling interest - Vermeer	1,197,782	1,109,627
Redeemable noncontrolling interests	$3,554,053	$3,388,319

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

Year ended December 31,	2021	2020	2019
Redeemable noncontrolling interest - DaVinciRe	$(102,932)	$113,671	$127,084
Redeemable noncontrolling interest - Medici	1,492	55,970	25,759
Redeemable noncontrolling interest - Vermeer	38,155	61,012	48,626
Net income (loss) attributable to redeemable noncontrolling interests	$(63,285)	$230,653	$201,469

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s outstanding voting rights, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 28.7% at December 31, 2021 (2020 - 21.4%).
DaVinciRe shareholders are party to a shareholders agreement which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of January 1 of the following year. The repurchase price is generally subject to a true-up for potential development on outstanding loss reserves after settlement of claims relating to the applicable years. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value as of the end of the period preceding the sale and can be subject to a true-up for potential development on outstanding loss reserves.
2021
During the twelve months ended December 31, 2021, DaVinciRe completed an equity capital raise of $250.0 million, comprised of $150.9 million from third-party investors and $99.1 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $40.0 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $156.7 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 28.7%.
Refer to “Note 22. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinciRe subsequent to December 31, 2021.
2020
Effective January 1, 2020, the Company sold an aggregate of $10 million of its shares in DaVinciRe to an existing third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 21.4%.
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

Year ended December 31,	2021	2020
Beginning balance	$1,560,693	$1,435,581
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(157,864)	1,450
Sale of shares to redeemable noncontrolling interests	199,554	9,991
Net income (loss) attributable to redeemable noncontrolling interests	(102,932)	113,671
Ending balance	$1,499,451	$1,560,693

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
2021
During 2021, third-party investors subscribed for $201.5 million and redeemed $64.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 14.7% at December 31, 2021.
Refer to “Note 22. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to December 31, 2021.
2020
During 2020, third-party investors subscribed for $137.3 million and redeemed $107.4 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.7%, at December 31, 2020.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

Year ended December 31,	2021	2020
Beginning balance	$717,999	$632,112
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(64,191)	(107,386)
Sale of shares to redeemable noncontrolling interests	201,520	137,303
Net income (loss) attributable to redeemable noncontrolling interests	1,492	55,970
Ending balance	$856,820	$717,999

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
2021
During 2021, PFZW subscribed for $50.0 million of the participating, non-voting common shares of Vermeer.
2020
During 2020, PFZW subscribed for $45.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

Year ended December 31,	2021	2020
Beginning balance	$1,109,627	$1,003,615
Sale of shares to redeemable noncontrolling interest	50,000	45,000
Net income (loss) attributable to redeemable noncontrolling interest	38,155	61,012
Ending balance	$1,197,782	$1,109,627

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon RFO
RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of Upsilon RFO and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance.
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
2021
During 2021, $544.6 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. Also during 2021 and following the release of collateral that was previously held by cedants associated with prior years' contracts, Upsilon RFO returned $571.9 million of capital to its investors, including $45.0 million to the Company. At December 31, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 13.7%.
At December 31, 2021, the Company's consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.9 billion and $3.9 billion, respectively (December 31, 2020 - $3.8 billion and $3.8 billion, respectively). Of the total assets and liabilities, a net amount of $238.0 million is attributable to the Company, and $1.5 billion is attributable to third-party investors.
See “Note 22. Subsequent Events” for additional information related to Upsilon RFO’s non-voting preference shares subsequent to December 31, 2021.

2020
During 2020, $835.9 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $98.1 million to the Company. In addition, during 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $586.0 million of capital to its investors, including $102.9 million to the Company. At December 31, 2020, the Company's participation in the risks assumed by Upsilon RFO was 13.8%.
At December 31, 2020, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.8 billion and $3.8 billion, respectively. Of the total assets and liabilities, a net amount of $270.0 million is attributable to the Company, and $1.7 billion is attributable to third-party investors.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 10. Noncontrolling Interests” for additional information regarding Vermeer.
At December 31, 2021, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.3 billion and $69.9 million, respectively (2020 - $1.1 billion and $36.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.2 billion at December 31, 2021 (2020 - $1.1 billion).
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
The Company concluded that Mona Lisa Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Mona Lisa Re and concluded it not the primary beneficiary of Mona Lisa Re as it does not have the power over the activities that most significantly impact the economic performance of Mona Lisa Re, in accordance with the accounting guidance. As a result, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $39.5 million and $9.9 million, respectively, during 2021 (2020 - $$24.3 million and $6.7 million, respectively, 2019 - $Nil and $Nil, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $32.5 million and $8.1 million, respectively, during 2021 (2020 - $24.3 million and $6.7 million, respectively, 2019 - $Nil and $Nil, respectively).
Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount of $250.0 million. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $250.0 million and $150.0 million. At December 31, 2021, the total assets and total liabilities of Mona Lisa Re were $650.5 million and $650.5 million, respectively (2020 - $400.3 million and $400.3 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $6.5 million at December 31, 2021 (2020 - $3.7 million).
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of December 31, 2021 and 2020, and there was no material impact on the Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of December 31, 2021 the Company has invested $2.3 million in Langhorne Holdings (2020 - $2.0 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of December 31, 2021 the Company has invested $0.1 million in Langhorne Partners (2020 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 6. Fair Value Measurements” for additional information.
NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2021	2020	2019
(thousands of shares)
Beginning balance	50,811	44,148	42,207
Issuance of shares	—	6,777	1,739
Repurchase of shares	(6,579)	(406)	—
Exercise of options and issuance of restricted stock awards	213	292	202
Ending balance	44,445	50,811	44,148

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

On March 22, 2019, in connection with the closing of the TMR Stock Purchase, the Company issued 1,739,071 of its common shares to Tokio as part of the aggregate consideration payable to Tokio under the TMR Stock Purchase Agreement. Refer to “Note 3. Acquisition of Tokio Millennium Re” for additional information related to the acquisition of TMR. On January 9, 2020, Tokio completed a secondary public offering of these common shares, which represented all of Tokio’s remaining ownership in the Company. The Company did not receive any proceeds from Tokio’s sale of its common shares.
Preference Shares
Series F Preference Shares
In June 2018, RenaissanceRe raised $250.0 million through the issuance of 10,000 shares of its 5.75% Series F Preference Shares, $1.00 par value and liquidation preference $25,000 per share (equivalent to 10,000 Depositary Shares, each of which represents a 1/1,000th interest in a 5.75% Series F Preference Share). The 5.75% Series F Preference Shares may be redeemed at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share), plus declared and unpaid dividends, at RenaissanceRe’s option on or after June 30, 2023, provided that no redemption may occur prior to June 30, 2028 unless certain redemption requirements are met.
Series G Preference Shares
In July 2021, RenaissanceRe raised $500.0 million through the issuance of 20,000 shares of its 4.20% Series G Preference Shares, $1.00 par value and liquidation preference $25,000 per share (equivalent to 20,000,000 Depositary Shares, each of which represents a 1/1,000th interest in a 4.20% Series G Preference Share). The 4.20% Series G Preference Shares have no stated maturity date and may be redeemed at a redemption price of $25,000 per share (equivalent to $25.00 per Depositary Share), plus declared and unpaid dividends, at RenaissanceRe’s option on or after July 15, 2026, provided that no redemption may occur prior to July 15, 2026 unless certain redemption requirements are met.
Series C 6.08% Preference Shares Redemption
In March 2004, RenaissanceRe raised $250.0 million through the issuance of 10 million Series C Preference Shares at $25 per share. On June 27, 2013, RenaissanceRe redeemed 5 million Series C Preference Shares for $125.0 million plus accrued and unpaid dividends thereon. The remaining Series C 6.08% Preference Shares were redeemed on March 26, 2020 for $125.0 million plus accrued and unpaid dividends thereon. Following the redemption, no Series C 6.08% Preference Shares remain outstanding.
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
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.36 per common share, payable to common shareholders of record on March 13, 2021, June 15, 2021 and September 15, 2021, and the Company paid the dividends on March 31, 2021, June 30, 2021, September 30, 2021, and December 31, 2021, respectively.
The Board of Directors approved the payment of quarterly dividends on each of the series of RenaissanceRe’s several series of preference shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and

Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates.
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
During 2021, the Company paid $33.3 million in preference share dividends (2020 - $30.9 million, 2019 - $36.8 million) and $67.8 million in common share dividends (2020 - $68.5 million, 2019 - $59.4 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 11, 2021, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During 2021, pursuant to the publicly announced share repurchase program, the Company repurchased 6,578,133 common shares at an aggregate cost of $1.0 billion and an average price of $156.78 per common share. At December 31, 2021, $306.6 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans.The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to “Note 22. Subsequent Events” for additional information related to common share repurchases subsequent to December 31, 2021.

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2021	2020	2019
(common shares in thousands)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(73,421)	$731,482	$712,042
Amount allocated to participating common shareholders (1)	(727)	(8,968)	(8,545)
Net income (loss) allocated to RenaissanceRe common shareholders	$(74,148)	$722,514	$703,497
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	47,171	47,103	43,119
Per common share equivalents of non-vested shares	—	75	56
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	47,171	47,178	43,175
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(1.57)	$15.34	$16.32
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(1.57)	$15.31	$16.29

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company's stock compensation plans.
NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
Tower Hill
The Company has entered into reinsurance and other arrangements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance arrangements with respect to business produced by the Tower Hill Companies.
During 2021, the Company recorded $69.8 million (2020 - $55.5 million, 2019 - $39.8 million) of gross premiums written assumed from the Tower Hill Companies and its subsidiaries and affiliates. Gross premiums earned totaled $63.0 million (2020 - $51.4 million, 2019 - $40.7 million) and expenses incurred were $11.3 million (2020 - $7.9 million, 2019 - $6.1 million) for 2021. The Company had a net related outstanding receivable balance of $21.7 million as of December 31, 2021 (2020 - receivable of $18.3 million). During 2021, the Company assumed net claims and claim expenses of $28.5 million (2020 - assumed net claims and claim expenses of $13.2 million, 2019 - assumed net claims and claim expenses of $37.7 million) and, as of December 31, 2021, had a net reserve for claims and claim expenses of $68.0 million (2020 - $69.5 million).
In addition, the Company received distributions of $15.0 million from the Tower Hill Companies during 2021 (2020 - $9.5 million, 2019 - $13.4 million).
Top Layer Re
During 2021, the Company received distributions from Top Layer Re of $9.3 million (2020 - $18.0 million, 2019 - $20.0 million), and recorded a management fee of $2.5 million (2020 - $2.4 million, 2019 - $2.3 million). The management fee reimburses the Company for services it provides to Top Layer Re.
Broker Concentration
During 2021, the Company received 78.0% of its gross premiums written (2020 - 79.6%, 2019 - 79.6%) from three brokers. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher accounted for 35.8%, 30.0% and 12.2%, respectively, of gross premiums written in 2021.

On December 1, 2021, Arthur J. Gallagher completed its acquisition of Willis Re, a subsidiary of Willis Towers Watson Public Limited Company. The percentage of gross premiums written for Arthur J. Gallagher in 2021, as reflected above, includes gross premiums written which were generated through Willis Re, a subsidiary of Willis Towers Watson Public Limited Company. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company accounted for 42.8%, 24.5% and 12.3%, respectively, of gross premiums written in 2020 and 41.7%, 27.1% and 10.8%, respectively, of gross premiums written in 2019.
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
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits at an expected tax rate of 5.0%. The Company also has operations in Ireland, the U.K., Singapore, Switzerland and Australia which are subject to income taxes imposed by the respective jurisdictions in which they operate. Withholding taxes would not be expected to apply to dividends paid to RenaissanceRe from its subsidiaries in Ireland, the U.K., Singapore, Switzerland and Australia.
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2021	2020	2019
Domestic
Bermuda	$156,031	$1,122,261	$861,068
Foreign
Singapore	4,420	16,416	(6,334)
Ireland	101	1,315	(388)
U.S.	(92,335)	286	102,724
Australia	7,148	(1,689)	3,390
Switzerland	(106,249)	(40,502)	14,255
U.K.	(83,224)	(102,167)	(7,233)
Income (loss) before taxes	$(114,108)	$995,920	$967,482

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2021	Current	Deferred	Total
Total income tax (expense) benefit	$(992)	$11,660	$10,668
Year ended December 31, 2020
Total income tax (expense) benefit	$(6,313)	$3,451	$(2,862)
Year ended December 31, 2019
Total income tax (expense) benefit	$(2,128)	$(15,087)	$(17,215)

The Company’s expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0% in Bermuda, 21.0% in the U.S., 12.5% in Ireland, 19.0% in the U.K., 17.0% in Singapore, 19.7% in Switzerland and 30.0% in Australia have been used.
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
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2021	2020	2019
Expected income tax benefit (expense)	$53,093	$25,489	$(22,874)
Nondeductible expenses	(334)	5,074	(7,059)
Reinsurance adjustment	(4,604)	—	—
Income tax audit adjustment	—	3,424	—
Effect of change in tax rate	14,904	3,055	(262)
Transfer pricing	224	206	2,503
GAAP to statutory accounting difference	—	—	6,553
U.S. base erosion and anti-abuse tax	(1,725)	(36)	—
Withholding tax	(1,013)	(1,822)	(665)
Non-taxable loss on sale of RenaissanceRe UK	—	(6,091)	—
Change in valuation allowance	(42,819)	(13,003)	(5,481)
Foreign branch adjustments	(5,491)	(17,821)	7,315
Other	(1,567)	(1,337)	2,755
Income tax benefit (expense)	$10,668	$(2,862)	$(17,215)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2021	2020
Deferred tax assets
Tax loss and credit carryforwards	$149,739	$128,561
Unearned premiums	36,962	20,854
Reserve for claims and claim expenses	22,611	14,983
Deferred finance charges	17,962	11,427
Deferred underwriting results	12,483	7,228
Accrued expenses	1,788	4,826
Amortization and depreciation	6,969	—
	248,514	187,879
Deferred tax liabilities
Investments	(2,180)	(23,598)
Deferred acquisition expenses	(49,661)	(23,040)
Intangible assets	(4,242)	(1,142)
Amortization and depreciation	—	(1,130)
VOBA	—	(1,017)
	(56,083)	(49,927)
Net deferred tax asset (liability) before valuation allowance	192,431	137,952
Valuation allowance	(131,507)	(88,688)
Net deferred tax asset (liability)	$60,924	$49,264

The Company’s net deferred tax asset is included in other assets on its consolidated balance sheets.
During 2021, the Company recorded a net increase to the valuation allowance of $42.8 million (2020 – increase of $13.0 million, 2019 – increase of $40.4 million). The Company’s net deferred tax asset primarily relates to net operating loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, deferred acquisition expenses, intangible assets, amortization and depreciation and VOBA. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.
A valuation allowance has been provided against deferred tax assets in the U.S., Ireland, the U.K., Singapore and Switzerland. These deferred tax assets relate primarily to net operating loss carryforwards.
In the U.S. and Switzerland, the Company has net operating loss carryforwards of $333.7 million and $476.2 million respectively. Under applicable law, the U.S. and Swiss net operating loss carryforwards will begin to expire in 2031 and 2022 respectively. The Company has net operating loss carryforwards of $142.2 million in the U.K., $13.6 million in Singapore, $6.5 million in Ireland and $1.3 million in Australia. Under applicable law, the U.K., Singapore, Irish and Australia net operating losses can be carried forward for an indefinite period.
The Company had a net refund for U.S. federal, Irish, U.K., Singapore, Switzerland and Australia income taxes of $(4.3) million for the year ended 2021 (2020 – net payment of $5.7 million, 2019 – net payment of $9.7 million).
The Company has unrecognized tax benefits of $Nil as of December 31, 2021 (2020 – $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2021, interest and penalties accrued on unrecognized tax benefits were $Nil (2020 – $Nil). The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2020 with the IRS; 2017 through 2020 with Ireland; 2019 through 2020 with the U.K.; 2017 through 2020 with Singapore; 2019 and 2020 with Switzerland; and 2017 through 2020 with Australia. The

Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.
NOTE 16. SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of the Company’s operating subsidiaries, joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of the Company’s operating subsidiaries, joint ventures and managed funds. In addition to its reportable segments, the Company has an Other category, which primarily includes its strategic investments, investments unit, corporate expenses, capital servicing costs, noncontrolling interests and certain expenses related to acquisitions and dispositions.
The Company’s Property segment is managed by the Chief Underwriting Officer - Property and the Casualty and Specialty segment is managed by the Chief Underwriting Officer - Casualty and Specialty, each of whom operate under the direction of the Company’s Group Chief Underwriting Officer, who in turn reports to the Company’s President and Chief Executive Officer.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,958,724	$3,875,074	$—	$7,833,798
Net premiums written	$2,868,002	$3,071,373	$—	$5,939,375
Net premiums earned	$2,608,298	$2,585,883	$—	$5,194,181
Net claims and claim expenses incurred	2,163,016	1,713,071	—	3,876,087
Acquisition expenses	487,178	727,680	—	1,214,858
Operational expenses	143,608	68,576	—	212,184
Underwriting income (loss)	$(185,504)	$76,556	$—	(108,948)
Net investment income			319,479	319,479
Net foreign exchange gains (losses)			(41,006)	(41,006)
Equity in earnings of other ventures			12,309	12,309
Other income (loss)			10,880	10,880
Net realized and unrealized gains (losses) on investments			(218,134)	(218,134)
Corporate expenses			(41,152)	(41,152)
Interest expense			(47,536)	(47,536)
Income (loss) before taxes and redeemable noncontrolling interests				(114,108)
Income tax (expense) benefit			10,668	10,668
Net (income) loss attributable to redeemable noncontrolling interests			63,285	63,285
Dividends on preference shares			(33,266)	(33,266)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(73,421)

Net claims and claim expenses incurred – current accident year	$2,396,389	$1,729,168	$—	$4,125,557
Net claims and claim expenses incurred – prior accident years	(233,373)	(16,097)	—	(249,470)
Net claims and claim expenses incurred – total	$2,163,016	$1,713,071	$—	$3,876,087

Net claims and claim expense ratio – current accident year	91.9%	66.9%		79.4%
Net claims and claim expense ratio – prior accident years	(9.0)%	(0.7)%		(4.8)%
Net claims and claim expense ratio – calendar year	82.9%	66.2%		74.6%
Underwriting expense ratio	24.2%	30.8%		27.5%
Combined ratio	107.1%	97.0%		102.1%

Year ended December 31, 2020	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,999,142	$2,807,023	$—	$5,806,165
Net premiums written	$2,037,200	$2,059,133	$—	$4,096,333
Net premiums earned	$1,936,215	$2,016,247	$—	$3,952,462
Net claims and claim expenses incurred	1,435,947	1,488,662	—	2,924,609
Acquisition expenses	353,700	543,977	—	897,677
Operational expenses	135,547	71,140	—	206,687
Underwriting income (loss)	$11,021	$(87,532)	$—	(76,511)
Net investment income			354,038	354,038
Net foreign exchange gains (losses)			27,773	27,773
Equity in earnings of other ventures			17,194	17,194
Other income (loss)			213	213
Net realized and unrealized gains (losses) on investments			820,636	820,636
Corporate expenses			(96,970)	(96,970)
Interest expense			(50,453)	(50,453)
Income (loss) before taxes and redeemable noncontrolling interests				995,920
Income tax (expense) benefit			(2,862)	(2,862)
Net (income) loss attributable to redeemable noncontrolling interests			(230,653)	(230,653)
Dividends on preference shares			(30,923)	(30,923)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$731,482

Net claims and claim expenses incurred – current accident year	$1,592,996	$1,515,425	$—	$3,108,421
Net claims and claim expenses incurred – prior accident years	(157,049)	(26,763)	—	(183,812)
Net claims and claim expenses incurred – total	$1,435,947	$1,488,662	$—	$2,924,609

Net claims and claim expense ratio – current accident year	82.3%	75.2%		78.6%
Net claims and claim expense ratio – prior accident years	(8.1)%	(1.4)%		(4.6)%
Net claims and claim expense ratio – calendar year	74.2%	73.8%		74.0%
Underwriting expense ratio	25.2%	30.5%		27.9%
Combined ratio	99.4%	104.3%		101.9%

Year ended December 31, 2019	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,430,985	$2,376,765	$—	$4,807,750
Net premiums written	$1,654,259	$1,727,234	$—	$3,381,493
Net premiums earned	$1,627,494	$1,710,909	$—	$3,338,403
Net claims and claim expenses incurred	965,384	1,131,637	—	2,097,021
Acquisition expenses	313,554	448,678	—	762,232
Operational expenses	138,187	84,546	—	222,733
Underwriting income (loss)	$210,369	$46,048	$—	256,417
Net investment income			424,207	424,207
Net foreign exchange gains (losses)			(2,938)	(2,938)
Equity in earnings of other ventures			23,224	23,224
Other income (loss)			4,949	4,949
Net realized and unrealized gains (losses) on investments			414,109	414,109
Corporate expenses			(94,122)	(94,122)
Interest expense			(58,364)	(58,364)
Income (loss) before taxes and redeemable noncontrolling interests				967,482
Income tax (expense) benefit			(17,215)	(17,215)
Net (income) loss attributable to redeemable noncontrolling interests			(201,469)	(201,469)
Dividends on preference shares			(36,756)	(36,756)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$712,042

Net claims and claim expenses incurred – current accident year	$968,357	$1,155,519	$—	$2,123,876
Net claims and claim expenses incurred – prior accident years	(2,973)	(23,882)	—	(26,855)
Net claims and claim expenses incurred – total	$965,384	$1,131,637	$—	$2,097,021

Net claims and claim expense ratio – current accident year	59.5%	67.5%		63.6%
Net claims and claim expense ratio – prior accident years	(0.2)%	(1.4)%		(0.8)%
Net claims and claim expense ratio – calendar year	59.3%	66.1%		62.8%
Underwriting expense ratio	27.8%	31.2%		29.5%
Combined ratio	87.1%	97.3%		92.3%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2021	2020	2019
Property
U.S. and Caribbean	$2,257,088	$1,683,538	$1,368,205
Worldwide	1,188,737	889,917	643,744
Europe	253,678	189,587	182,544
Japan	114,981	102,228	90,328
Worldwide (excluding U.S.) (1)	34,742	62,058	79,393
Australia and New Zealand	69,188	40,243	32,203
Other	40,310	31,571	34,568
Total Property	3,958,724	2,999,142	2,430,985
Casualty and Specialty
Worldwide	1,746,450	1,315,386	935,626
U.S. and Caribbean	1,721,663	1,248,981	1,071,170
Europe	217,721	121,369	227,178
Worldwide (excluding U.S.) (1)	108,376	56,225	25,291
Australia and New Zealand	29,001	12,429	34,053
Other	51,863	52,633	83,447
Total Casualty and Specialty	3,875,074	2,807,023	2,376,765
Total gross premiums written	$7,833,798	$5,806,165	$4,807,750

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
In 2010, the Company instituted a cash settled restricted stock unit (“CSRSU”) plan, the 2010 Restricted Stock Unit Plan, which allowed for the issuance of equity awards in the form of CSRSUs. In November 2016, the 2010 Restricted Stock Plan was terminated and replaced with a new cash settled restricted stock unit plan, the 2016 Restricted Stock Unit Plan. The terms and conditions of CSRSU awards outstanding under the 2010 Restricted Stock Unit Plan at the time of termination were not affected, but no additional awards will be made under the 2010 Restricted Stock Unit Plan. All outstanding awards made under the 2010 Restricted Stock Unit Plan vested no later than March 1, 2020. Further, all outstanding awards made under the 2016 Restricted Stock Unit Plan vested no later than March 1, 2021.
Restricted Stock Awards
Restricted stock awards granted periodically under the 2016 Long-Term Incentive Plan generally vest ratably over a four-year period. The Company has also granted restricted stock awards to non-employee directors, which generally vest ratably over a three-year period.
Performance Share Awards
Performance share awards have been granted periodically to certain of the Company’s executive officers pursuant to the 2016 Long-Term Incentive Plan. Outstanding performance share awards are subject to vesting conditions based on both continued service and the attainment of pre-established performance goals. If performance goals are achieved, the performance share awards will vest up to a maximum of 200% of target. Performance share awards generally cliff vest at the end of a three-year vesting period based on the attainment of annual performance goals over the vesting period.
Performance Share Awards Granted in March 2019
Performance share awards granted in March 2019 have a performance condition, which is the percentage change in the Company’s tangible book value per common share plus change in accumulated dividends, or, in the event of a change in control, a market condition, which is the Company’s total shareholder return relative to its peer group.
Performance Share Awards Granted in March 2020 and March 2021
Performance share awards granted in March 2020 and March 2021 have a performance condition, which is the percentage change in the Company’s book value per common share plus change in accumulated dividends over three years and three-year average underwriting expense ratio rank compared to peers, or, in the event of a change in control, a market condition, which is the Company’s total shareholder return relative to its peer group.
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
Valuation Assumptions
Performance Share Awards Granted in March 2019
For performance share awards granted in March 2019, the performance metric relates to the percentage change in tangible book value per share plus change in accumulated dividends which is classified as a performance condition under FASB ASC Topic Compensation - Stock Compensation. As a result, the fair value of the performance share awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards is amortized as an expense over the requisite service period.
Performance Share Awards Granted in March 2020 and March 2021
For performance share awards granted in March 2020 and March 2021, the performance metrics relates to (i) the percentage change in book value per share plus change in accumulated dividends and (ii) average underwriting expense ratio rank compared to peers, both of which are classified as performance conditions under FASB ASC Topic Compensation - Stock Compensation. As a result, the fair value of the performance share awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards is amortized as an expense over the requisite service period.
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
Summary of Stock Compensation Activity
Cash Settled Restricted Stock Units

Number of Shares
Nonvested at December 31, 2018	146,917
Awards granted	—
Awards vested	(80,012)
Awards forfeited	(3,161)
Nonvested at December 31, 2019	63,744
Awards granted	—
Awards vested	(44,734)
Awards forfeited	(529)
Nonvested at December 31, 2020	18,481
Awards granted	—
Awards vested	(18,481)
Awards forfeited	—
Nonvested at December 31, 2021	—

Performance Share Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	152,451	$57.21
Awards granted	58,050	146.1
Awards vested	(21,730)	49.9
Awards forfeited	(43,924)	—
Nonvested at December 31, 2019	144,847	$94.70
Awards granted	65,840	170.40
Awards vested	(48,997)	61.48
Awards forfeited	(9,976)	—
Nonvested at December 31, 2020	151,714	$140.96
Awards granted	55,876	162.61
Awards vested	(49,792)	130.73
Awards forfeited	(16,730)	—
Nonvested at December 31, 2021	141,068	$163.98

(1)     For performance share awards, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock Awards

	Employee Restricted Stock Awards		Non-Employee Director Restricted Stock Awards		Total Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	447,740	$130.37	22,534	$132.29	470,274	$130.46
Awards granted	242,832	146.92	11,444	147.43	254,276	146.94
Awards vested	(165,245)	124.71	(12,972)	131.88	(178,217)	125.23
Awards forfeited	(14,467)	136.16	—	—	(14,467)	136.16
Nonvested at December 31, 2019	510,860	$139.91	21,006	$140.79	531,866	$139.94
Awards granted	309,892	145.03	9,970	170.40	319,862	145.82
Awards vested	(213,488)	138.35	(10,316)	141.12	(223,804)	138.47
Awards forfeited	(14,517)	140.11	—	—	(14,517)	140.11
Nonvested at December 31, 2020	592,747	$143.14	20,660	$155.03	613,407	$143.54
Awards granted	252,625	167.92	10,452	162.61	263,077	167.71
Awards vested	(207,264)	142.52	(10,511)	147.72	(217,775)	142.77
Awards forfeited	(14,776)	158.97	—	—	(14,776)	158.97
Nonvested at December 31, 2021	623,332	$153.02	20,601	$162.60	643,933	$152.32

There were 0.8 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2021.
The aggregate fair value of restricted stock awards, performance share awards and CSRSUs vested during 2021 was $46.3 million (2020 – $54.7 million, 2019 – $41.6 million). In connection with share vestings, there was a $0.2 million excess windfall tax benefit realized by the Company in 2021 (2020 – $0.3 million, 2019 – $0.2 million). RenaissanceRe issues new shares upon the exercise of an option.
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2021 was $40.0 million (2020 – $43.7 million, 2019 – $41.4 million). As of December 31, 2021, there was $66.7 million of total unrecognized compensation cost related to restricted stock awards and $4.9 million related to performance share awards, which will be recognized on a weighted average basis during the next 1.7 and 1.7 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $7.5 million to its defined contribution pension plans in 2021 (2020 – $6.7 million, 2019 – $4.9 million).
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
The statutory capital and surplus, required minimum statutory capital and surplus and unrestricted net assets of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda (1)		Switzerland (2)		U.K. (3)		U.S. (4)
At December 31,	2021	2020	2021	2020	2021	2020	2021	2020
Statutory capital and surplus	$7,462,710	$6,698,377	$874,665	$814,837	$983,449	$874,170	$819,811	$722,721
Required statutory capital and surplus	1,753,078	1,391,621	780,000	587,300	983,449	874,170	716,118	474,622
Unrestricted net assets	1,575,526	1,705,739	300,438	232,917	—	—	81,981	72,272

(1)Includes Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty U.S. and Vermeer. The Company's Bermuda-domiciled insurance subsidiaries’ capital and surplus is based on the relevant insurer’s statutory financial statements and required statutory capital and surplus is based on the minimum solvency margin.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S. RREAG’s statutory capital and surplus and required statutory capital and surplus incorporate a full year of statutory net loss and risk capital, respectively.
(3)Includes Syndicate 1458. With respect to statutory capital and surplus and required statutory capital and surplus, and as described below, underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as Funds at Lloyd’s (“FAL”). FAL is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirements as calculated through its internal model. Syndicate 1458 is capitalized by its FAL, with the related assets not held on its balance sheet. As such, unrestricted net assets is not applicable to Syndicate 1458; however, the Company can make an application to obtain approval from Lloyd’s to have funds released to RenaissanceRe from Syndicate 1458, subject to passing a Lloyd’s release test.
(4)Includes Renaissance Reinsurance U.S.
Statutory net income (loss) of the Company’s regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income (Loss)
	Bermuda (1)	Switzerland (2)	U.K. (3)	U.S. (4)
Year ended December 31, 2021	$(89,267)	$80,500	$(46,352)	$10,465
Year ended December 31, 2020	836,707	71,829	(37,427)	17,403
Year ended December 31, 2019	705,808	(52,699)	(667)	37,827

(1)Includes Renaissance Reinsurance, DaVinci, RenaissanceRe Specialty U.S. and Vermeer.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S.
(3)Includes Syndicate 1458.
(4)Includes Renaissance Reinsurance U.S.

The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements generally do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and Bermuda, deferred acquisition costs are generally not reflected in the statutory financial statements. In Switzerland, currency translation adjustment losses are directly charged to net income or loss, while translation gains are not admissible and reflected as translation reserve on the statutory balance sheet. In addition, fixed maturity investments are carried at the lower of amortized cost and market value and recognition of equalization reserves is allowed. The prudence principle standard also allows for valuating certain assets below their nominal value. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2021, 2020 and 2019.
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
The payment of dividends by the Company’s subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity.
Bermuda
RenaissanceRe Specialty U.S. and Vermeer are registered as Class 3B general business insurers and Renaissance Reinsurance and DaVinci are registered as Class 4 general business insurers under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”). Class 3A, Class 3B and Class 4 insurers are required to maintain available statutory economic capital and surplus at a level at least equal to their enhanced capital requirement (“ECR”) and may be adjusted if the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR. The BMA has established a target capital level which is set at 120% of the ECR. Unlike other (re)insurers, special purpose insurers and collateralized insurers are fully funded to meet their (re)insurance obligations.
Class 3, Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividend would cause the insurer to fail to meet the required minimum solvency margin or minimum liquidity ratio. Further, Class 3A, Class 3B and Class 4 insurers are prohibited from declaring or paying in any financial year dividends of more than 25% of total statutory capital and surplus unless the insurer file an affidavit with the BMA stating that it will continue to meet the required minimum solvency margin or minimum liquidity ratio. Class 3, Class 3A, Class 3B and Class 4 insurers must obtain the BMA’s prior approval for a reduction by 15% or more of the total statutory capital as set forth in its previous year’s financial statements. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Companies Act 1981 which apply to all Bermuda companies.
Switzerland
The minimum capital requirement for a Swiss reinsurance company under the Insurance Supervisory Act for reinsurance license class C1 is CHF 10 million. Being a Swiss domiciled reinsurance company, RREAG must further maintain adequate solvency and provide for sufficient free and unencumbered capital in relation to its entire activities in accordance with the Swiss Solvency Test. The SST adopts a risk-based and total balance sheet approach whereby reinsurance companies are required to provide a market-consistent assessment of the value of their assets and liabilities. The solvency requirement is met if the available risk-bearing capital exceeds the required target capital. It is then assessed whether the identified available capital can meet the SST requirements and is sufficient to cover the company’s obligations in less favorable scenarios. RREAG maintains branch operations in Australia, Bermuda, U.K. and the U.S., each in accordance with applicable local regulations, which may include statutory capital requirements.
RREAG may only distribute dividends out of its retained earnings or distributable reserves based on the audited annual accounts of the company. Any distribution of dividends remains subject to the approval of FINMA (as a change of the regulatory business plan) if they have a bearing on the solvency of the reinsurer and/or the interests of the insured. The solvency and capital requirements must still be met following any distribution. At December 31, 2020, we believe RREAG exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. RREAG was required to prepare an FCR for the year ended December 31, 2020, which is available on our website.
U.K.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The amount of FAL for Syndicate 1458 is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model.
Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
U.S.
Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law. Renaissance Reinsurance U.S. is also subject to risk-based capital (“RBC”) requirements under Maryland law, and must file an annual report of its RBC levels. If the report shows Renaissance Reinsurance U.S.’s statutory capital and surplus or total adjusted capital is below certain levels, Renaissance Reinsurance U.S. may be required to take certain corrective action or the Maryland Insurance Administration (“MIA”) may be permitted or required to take certain regulatory action.
Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. At December 31, 2021, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $82.0 million which can be paid in 2022. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the MIA. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the MIA. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
Multi-Beneficiary Reinsurance Trusts
Each of Renaissance Reinsurance and DaVinci was approved as a Trusteed Reinsurer in the state of New York and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities associated with U.S. domiciled cedants. The MBRTs are subject to the rules and regulations of the state of New York and the respective deed of trust, including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2021 with respect to the MBRTs totaled $1.2 billion and $272.0 million for Renaissance Reinsurance and DaVinci, respectively (2020 – $1.3 billion and $289.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $531.8 million and $182.3 million, respectively (2020 – $878.2 million and $270.5 million, respectively).

Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Each of Renaissance Reinsurance, RREAG and DaVinci has been approved as a “certified reinsurer” eligible for collateral reduction in certain states, and are authorized to provide reduced collateral equal to 20%, 20% and 50%, respectively, of their net outstanding insurance liabilities to insurers domiciled in each of those states. Each of Renaissance Reinsurance, RREAG and DaVinci has established a multi-beneficiary reduced collateral reinsurance trust to collateralize its (re)insurance liabilities associated with cedants domiciled in those states. Because these reduced collateral reinsurance trusts were established in New York, they are subject to the rules and regulations of the state of New York including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements. Assets held under trust at December 31, 2021 with respect to such reduced collateral reinsurance trusts totaled $136.3 million, $168.1 million, and $86.6 million for Renaissance Reinsurance, DaVinci and RREAG respectively (2020 - $74.4 million, $90.1 million and $Nil respectively), compared to the minimum amount required under U.S. state regulations of $128.1 million, $164.5 million and $75.8 million, respectively (2020 - $70.0 million, $86.5 million and $Nil respectively).
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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2021.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative Instruments Not Designated as Hedges
Interest rate futures	$1,068	$—	$1,068	Other assets	$—	$1,068
Foreign currency forward contracts (1)	13,730	—	13,730	Other assets	—	13,730
Foreign currency forward contracts (2)	1,247	—	1,247	Other assets	—	1,247
Credit default swaps	478	—	478	Other assets	—	478
Equity futures	—	—	—	Other assets	—	—
Total derivative instruments not designated as hedges	16,523	—	16,523		—	16,523
Derivative Instruments Designated as Hedges
Foreign currency forward contracts (3)	1,366	—	1,366	Other assets	—	1,366
Total	$17,889	$—	$17,889		$—	$17,889

	Derivative Liabilities
At December 31, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative Instruments Not Designated as Hedges
Interest rate futures	$1,426	$—	$1,426	Other liabilities	$1,426	$—
Foreign currency forward contracts (1)	7,880	—	7,880	Other liabilities	—	7,880
Foreign currency forward contracts (2)	3,412	—	3,412	Other assets	—	3,412
Credit default swaps	—	—	—	Other liabilities	—	—
Equity futures	173	—	173	Other liabilities	173	—
Total derivative instruments not designated as hedges	12,891	—	12,891		1,599	11,292
Derivative Instruments Designated as Hedges
Foreign currency forward contracts (3)	4,063	—	4,063	Other liabilities	—	4,063
Total	$16,954	$—	$16,954		$1,599	$15,355

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2021	2020	2019
Derivative Instruments Not Designated as Hedges
Interest rate futures (4)	Net realized and unrealized gains (losses) on investments	$(15,846)	$103,102	$16,848
Interest rate swaps (4)	Net realized and unrealized gains (losses) on investments	(1,184)	2,334	1,488
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(19,151)	24,309	12,617
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(1,521)	(4,450)	(1,605)
Credit default swaps (4)	Net realized and unrealized gains (losses) on investments	3,479	(1,304)	7,043
Total return swaps (4)	Net realized and unrealized gains (losses) on investments	1,314	(5,479)	12,155
Equity futures (5)	Net realized and unrealized gains (losses) on investments	—	(30,045)	21,357
Total derivative instruments not designated as hedges		(32,909)	88,467	69,903
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	(4,535)	11,685	959
Total derivative instruments designated as hedges		(4,535)	11,685	959
Total		$(37,444)	$100,152	$70,862

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.
(4)Fixed income related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 5. Investments” for additional information.
(5)Equity related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 5. Investments” for additional information.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2021.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At December 31, 2021, the Company had $2.2 billion of notional long positions and $0.5 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (2020 – $2.0 billion and $1.0 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At December 31, 2021, the Company had $Nil of notional positions paying a fixed rate and $Nil receiving a fixed rate denominated in U.S. dollar swap contracts (2020 - $Nil and $23.5 million, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2021, the Company had outstanding underwriting related foreign currency contracts of $915.0 million in notional long positions and $329.3 million in notional short positions, denominated in U.S. dollars (2020 – $0.7 billion and $504.2 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2021, the Company had outstanding investment portfolio related foreign currency contracts of $245.8 million in notional long positions and $131.0 million in notional short positions, denominated in U.S. dollars (2020 – $269.5 million and $117.5 million, respectively).
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
Credit Default Swaps
The fair value of the Company credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2021, the Company had outstanding credit default swaps of $Nil in notional positions to hedge credit risk and $218.5 million in notional positions to assume credit risk, denominated in U.S. dollars (2020 – $Nil and $96.8 million, respectively).

Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At December 31, 2021 and December 31, 2020, the Company had no outstanding total return swaps, respectively.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At December 31, 2021, the Company had a $74.3 million notional long position of equity futures, denominated in U.S. dollars (2020 - $Nil).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
Certain of the Company’s subsidiaries use non-U.S. dollar functional currencies. The Company, from time to time, enters into foreign exchange forwards to hedge currencies, which, as of December 31, 2021 and 2020, includes the Australian dollar and Euro net investment in foreign operations, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies.
The Company utilizes foreign exchange forward contracts to hedge the fair value of its net investment in a foreign operation. The Company has entered into foreign exchange forward contracts that were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies. There was no ineffectiveness in these transactions.
The table below provides a summary of derivative instruments designated as hedges of net investments in foreign operations, including the weighted average U.S. dollar equivalent of foreign denominated net (liabilities) assets that were hedged and the resulting derivative gain that are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive loss on the Company’s consolidated statements of changes in shareholders’ equity:

Year ended December 31,	2021	2020
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$(66,438)	$(45,803)
Derivative gains (losses) (1)	$(4,535)	$11,685

(1)    Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity.
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
Concentration of Credit Risk
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of the Company’s fixed-maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2021. Refer to “Note 7. Reinsurance,” for information with respect to reinsurance recoverable.

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
Letters of Credit and Other Commitments
At December 31, 2021, the Company’s banks have issued secured and unsecured letters of credit totaling $1.1 billion in favor of certain ceding companies. In connection with the Company’s Top Layer Re joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital and surplus below a specified level.
Refer to “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
Investment Commitments
The Company has committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $2.7 billion, of which $1.3 billion has been contributed at December 31, 2021. The Company’s remaining commitments to these investments at December 31, 2021 totaled $1.4 billion. These commitments do not have a defined contractual commitment date.
Indemnifications and Warranties
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2031 with a weighted average lease term of 4.7 years. Included in other assets and other liabilities at December 31, 2021 is a right-to-use asset of $22.9 million and a lease liability of $23.1 million, respectively, associated with the Company’s operating leases and reflected as a result of the Company’s adoption of FASB ASC Topic Leases (2020 - $29.8 million and $29.9 million, respectively). During 2021, the Company recorded an operating lease expense of $8.4 million included in operating expenses (2020 - $9.8 million).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at December 31, 2021 is a right-to-use asset of $28.0 million and a lease liability of $22.5 million, respectively, associated with the Company’s finance leases (2020 - $18.0 million and $22.9 million, respectively). During 2021, the Company recorded interest expense of $2.3 million associated with its finance leases (2020 - $2.3 million) included in other income and amortization of its finance leases right-to-use asset of $0.5 million included in operating expenses (2020 - $0.5 million).

Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
2022	$8,515	$2,661
2023	7,440	2,661
2024	6,186	2,661
2025	5,998	2,661
2026	5,588	2,661
After 2026	21,143	4,807
Future minimum lease payments under existing leases	$54,870	$18,112

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
NOTE 21. SALE OF RENAISSANCERE UK
On February 4, 2020, RenaissanceRe Specialty Holdings (UK) Limited entered into an agreement to sell its wholly owned subsidiary, RenaissanceRe UK, a U.K. run-off company, to an investment vehicle managed by AXA Liabilities Managers, an affiliate of AXA XL. The sale received regulatory approval on July 17, 2020 and closed on August 18, 2020. The Company recognized a pre-tax loss on the sale of RenaissanceRe UK of $30.2 million, which is included in corporate expenses in the Company’s consolidated statements of operations for 2020. The loss on sale includes amounts related to prior purchase GAAP adjustments and cumulative currency translation adjustments recorded since the acquisition of RenaissanceRe UK. The financial results of RenaissanceRe UK for the period from January 1, 2020 through August 18, 2020, are recorded in the Company’s consolidated statements of operations as part of net income available to RenaissanceRe common shareholders for 2020. Prior to the sale, the underwriting activities of RenaissanceRe UK were principally all within the Company’s Casualty and Specialty segment.

NOTE 22. SUBSEQUENT EVENTS
Effective January 1, 2022, DaVinciRe completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $102.9 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $87.4 million of shares from third-party investors. At December 31, 2021, $387.8 million, representing the net amount received from investors other than the Company prior to December 31, 2021, is included in other liabilities on the Company's consolidated balance sheet, and also included in other operating cash flows on the Company's consolidated statements of cash flows for the year ended December 31, 2021. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 30.9%, effective January 1, 2022.
Effective January 1, 2022, Upsilon RFO issued $89.0 million of non-voting preference shares to investors, including $10.0 million to the Company. At December 31, 2021, $79.0 million, representing the amount received from investors other than the Company prior to December 31, 2021, is included in other liabilities on the Company’s consolidated balance sheet, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2021. Effective January 1, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 13.6%.
Effective January 1, 2022, Medici issued $73.7 million of non-voting preference shares to investors, including $nil to the Company. At December 31, 2021, $73.7 million, representing the amount received from investors other than the Company prior to December 31, 2021, is included in other liabilities on the Company’s consolidated balance sheet, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the year ended December 31, 2021. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 13.7%, effective January 1, 2022.
Subsequent to December 31, 2021 and through the period ended February 2, 2022, the Company repurchased 462,350 common shares at an aggregate cost of $76.1 million and an average price of $164.52 per common share. On February 4, 2022, the Company’s Board of Directors approved a renewal of the authorized share repurchase program to an aggregate amount of up to $500.0 million.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
We have audited the consolidated financial statements of RenaissanceRe Holdings Ltd. and subsidiaries (the Company) as of December 31, 2021 and 2020, for each of the three years in the period ended December 31, 2021, and have issued our report thereon dated February 4, 2022 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedules listed in Item 15 of this Form 10-K (the schedules). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedules, based on our audits.
In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 4, 2022

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2021
	Amortized Cost or Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of investment:
Fixed maturity investments
U.S. treasuries	$6,302,313	$6,247,779	$6,247,779
Agencies	364,429	361,684	361,684
Non-U.S. government	552,935	549,613	549,613
Non-U.S. government-backed corporate	476,200	474,848	474,848
Corporate	3,202,614	3,214,438	3,214,438
Agency mortgage-backed	721,711	721,955	721,955
Non-agency mortgage-backed	232,144	233,346	233,346
Commercial mortgage-backed	631,016	634,925	634,925
Asset-backed	1,069,217	1,068,543	1,068,543
Total fixed maturity investments	$13,552,579	13,507,131	13,507,131
Short term investments		5,298,385	5,298,385
Equity investments		546,016	546,016

Catastrophe bonds		1,104,034	1,104,034
Direct private equity investments		88,373	88,373
Fund investments		725,802	725,802
Term loans		74,850	74,850
Total other investments		1,993,059	1,993,059
Investments in other ventures, under equity method		98,068	98,068
Total investments		$21,442,659	$21,442,659

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2021 AND 2020
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2021	2020
Assets
Fixed maturity investments trading, at fair value - amortized cost $0 at December 31, 2021 (2020 - $14,840)	$—	$14,790
Short term investments, at fair value	46,503	125,392
Cash and cash equivalents	35,834	29,830
Investments in subsidiaries	6,137,229	6,757,962
Due from subsidiaries	9,468	2,435
Accrued investment income	6	34
Receivable for investments sold	3	18
Other assets	859,176	932,153
Goodwill and other intangible assets	108,261	112,110
Total assets	$7,196,480	$7,974,724
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$393,306	$392,391
Due to subsidiaries	156,353	—
Other liabilities	22,540	22,085
Total liabilities	572,199	414,476
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2021 (2020 – 11,010,000)	750,000	525,000
Common shares: $1.00 par value – 44,444,831 shares issued and outstanding at December 31, 2021 (2020 – 50,810,618)	44,445	50,811
Additional paid-in capital	608,121	1,623,206
Accumulated other comprehensive income (loss)	(10,909)	(12,642)
Retained earnings	5,232,624	5,373,873
Total shareholders’ equity	6,624,281	7,560,248
Total liabilities and shareholders’ equity	$7,196,480	$7,974,724

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2021	2020	2019
Revenues
Net investment income	$38,347	$40,502	$39,629
Net foreign exchange gains (losses)	(10,740)	10,729	7,342
Net realized and unrealized gains (losses) on investments	6,212	(4,556)	12,393
Total revenues	33,819	46,675	59,364
Expenses
Interest expense	15,315	15,583	18,086
Operational expenses	12,043	8,016	7,506
Corporate expenses	35,946	47,223	58,393
Total expenses	63,304	70,822	83,985
Income (loss) before equity in net income of subsidiaries	(29,485)	(24,147)	(24,621)
Equity in net income (loss) of subsidiaries	(10,670)	786,552	773,419
Net income (loss)	(40,155)	762,405	748,798
Dividends on preference shares	(33,266)	(30,923)	(36,756)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(73,421)	$731,482	$712,042

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2021	2020	2019
Comprehensive income (loss)
Net income (loss)	$(40,155)	$762,405	$748,798
Change in net unrealized gains (losses) on investments, net of tax	(2,492)	606	2,173
Foreign currency translation adjustments, net of tax	4,225	(11,309)	(2,679)
Comprehensive income (loss) attributable to RenaissanceRe	$(38,422)	$751,702	$748,292

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2021	2020	2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$(40,155)	$762,405	$748,798
Less: equity in net income of subsidiaries	10,670	(786,552)	(773,419)
	(29,485)	(24,147)	(24,621)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	4,898	4,556	(12,393)
Other	59,873	37,782	34,153
Net cash provided by (used in) operating activities	35,286	18,191	(2,861)
Cash flows provided by (used in) investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	436,122	370,905	306,579
Purchases of fixed maturity investments trading	(421,323)	(384,415)	(66,740)
Net sales (purchases) of short term investments	78,904	64,209	(116,499)
Dividends and return of capital from subsidiaries	1,104,831	827,626	1,400,944
Contributions to subsidiaries	(351,548)	(1,623,708)	(1,165,607)
Due (to) from subsidiary	50,472	(65,438)	(625,924)
Net cash provided by (used in) investing activities	897,458	(810,821)	(267,247)
Cash flows provided by (used in) financing activities:
Dividends paid – RenaissanceRe common shares	(67,828)	(68,490)	(59,368)
Dividends paid – preference shares	(32,889)	(30,923)	(36,756)
Issuance of debt, net of expenses	—	—	396,411
RenaissanceRe common share repurchases	(1,027,505)	(62,621)	—
RenaissanceRe common share issuance	—	1,095,507	—
Redemption of preference shares	(275,000)	(125,000)	—
Issuance of preference shares, net of expenses	488,653	—	—
Taxes paid on withholding shares	(12,171)	(12,330)	(7,253)
Net cash provided by (used in) financing activities	(926,740)	796,143	293,034
Effect of exchange rate changes on foreign currency cash	—	(143)	—
Net increase (decrease) in cash and cash equivalents	6,004	3,370	22,926
Cash and cash equivalents, beginning of year	29,830	26,460	3,534
Cash and cash equivalents, end of year	$35,834	$29,830	$26,460

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2021			Year ended December 31, 2021
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$195,423	$6,377,688	$931,938	$2,608,298	$—	$2,163,016	$487,178	$143,608	$2,868,002
Casualty and Specialty	653,737	6,916,942	2,599,275	2,585,883		1,713,071	727,680	68,576	3,071,373
Other	—	—	—	—	319,479	—	—	—	—
Total	$849,160	$13,294,630	$3,531,213	$5,194,181	$319,479	$3,876,087	$1,214,858	$212,184	$5,939,375

	December 31, 2020			Year ended December 31, 2020
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$118,327	$4,372,453	$659,236	$1,936,215	$—	$1,435,947	$353,700	$135,547	$2,037,200
Casualty and Specialty	515,194	6,008,685	2,104,363	2,016,247	—	1,488,662	543,977	71,140	2,059,133
Other	—	—	—	—	354,038	—	—	—	—
Total	$633,521	$10,381,138	$2,763,599	$3,952,462	$354,038	$2,924,609	$897,677	$206,687	$4,096,333

	December 31, 2019			Year ended December 31, 2019
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$79,795	$4,074,290	$539,183	$1,627,494	$—	$965,384	$313,554	$138,187	$1,654,259
Casualty and Specialty	584,196	5,310,059	1,991,792	1,710,909	—	1,131,637	448,678	84,546	1,727,234
Other	—	—	—	—	424,207	—	—	—	—
Total	$663,991	$9,384,349	$2,530,975	$3,338,403	$424,207	$2,097,021	$762,232	$222,733	$3,381,493

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2021
Property and liability premiums earned	$799,717	$1,863,350	$6,257,814	$5,194,181	120%
Year ended December 31, 2020
Property and liability premiums earned	$536,595	$1,662,815	$5,078,682	$3,952,462	128%
Year ended December 31, 2019
Property and liability premiums earned	$404,525	$1,414,383	$4,348,261	$3,338,403	130%

SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2021	$849,160	$13,294,630	$—	$3,531,213	$5,194,181	$319,479
Year ended December 31, 2020	$633,521	$10,381,138	$—	$2,763,599	$3,952,462	$354,038
Year ended December 31, 2019	$663,991	$9,384,349	$—	$2,530,975	$3,338,403	$424,207

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2021	$4,125,557	$(249,470)	$1,214,858	$2,224,102	$5,939,375
Year ended December 31, 2020	$3,108,421	$(183,812)	$897,677	$2,004,628	$4,096,333
Year ended December 31, 2019	$2,123,876	$(26,855)	$762,232	$1,098,054	$3,381,493