Form 10-Q
period 2022-03-31
RENAISSANCERE HOLDINGS LTD
filed 2022-05-04
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at May 2, 2022 was 44,188,957.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“ASC”	Accounting Standards Codification
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci”	DaVinci Reinsurance Ltd.
“DaVinciRe”	DaVinciRe Holdings Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the three months ended March 31, 2022
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance, Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RenaissanceRe UK”	RenaissanceRe (UK) Limited
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“TMR”	collectively, Tokio Millennium Re AG and certain associated entities and subsidiaries
“Top Layer Re”	Top Layer Reinsurance Ltd.
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

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021 and Item 1A of this Quarterly Report on Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,540,901 at March 31, 2022 (December 31, 2021 – $13,552,579)	$13,029,085	$13,507,131
Short term investments, at fair value	4,685,280	5,298,385
Equity investments trading, at fair value	873,268	546,016
Other investments, at fair value	2,182,479	1,993,059
Investments in other ventures, under equity method	81,106	98,068
Total investments	20,851,218	21,442,659
Cash and cash equivalents	1,563,056	1,859,019
Premiums receivable	4,851,513	3,781,542
Prepaid reinsurance premiums	1,185,982	854,722
Reinsurance recoverable	4,319,490	4,268,669
Accrued investment income	60,802	55,740
Deferred acquisition costs and value of business acquired	999,712	849,160
Receivable for investments sold	486,705	380,442
Other assets	287,485	224,053
Goodwill and other intangible assets	242,116	243,496
Total assets	$34,848,079	$33,959,502
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$13,510,304	$13,294,630
Unearned premiums	4,546,305	3,531,213
Debt	1,168,872	1,168,353
Reinsurance balances payable	4,319,657	3,860,963
Payable for investments purchased	907,945	1,170,568
Other liabilities	314,141	755,441
Total liabilities	24,767,224	23,781,168
Commitments and contingencies
Redeemable noncontrolling interests	3,963,895	3,554,053
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at March 31, 2022 (December 31, 2021 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 44,192,791 shares issued and outstanding at March 31, 2022 (December 31, 2021 – 44,444,831)	44,193	44,445
Additional paid-in capital	513,631	608,121
Accumulated other comprehensive income (loss)	(12,834)	(10,909)
Retained earnings	4,821,970	5,232,624
Total shareholders’ equity attributable to RenaissanceRe	6,116,960	6,624,281
Total liabilities, noncontrolling interests and shareholders’ equity	$34,848,079	$33,959,502

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2022 and 2021
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Revenues
Gross premiums written	$2,942,964	$2,652,442
Net premiums written	$2,165,217	$1,824,083
Decrease (increase) in unearned premiums	(678,792)	(670,247)
Net premiums earned	1,486,425	1,153,836
Net investment income	83,691	79,804
Net foreign exchange gains (losses)	(15,486)	(22,788)
Equity in earnings (losses) of other ventures	(6,390)	(5,558)
Other income (loss)	1,193	2,171
Net realized and unrealized gains (losses) on investments	(673,017)	(345,563)
Total revenues	876,416	861,902
Expenses
Net claims and claim expenses incurred	841,733	867,051
Acquisition expenses	376,507	267,234
Operational expenses	67,907	55,311
Corporate expenses	12,502	10,405
Interest expense	11,955	11,912
Total expenses	1,310,604	1,211,913
Income (loss) before taxes	(434,188)	(350,011)
Income tax benefit (expense)	36,707	19,516
Net income (loss)	(397,481)	(330,495)
Net (income) loss attributable to redeemable noncontrolling interests	11,912	46,850
Net income (loss) attributable to RenaissanceRe	(385,569)	(283,645)
Dividends on preference shares	(8,844)	(7,289)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(394,413)	$(290,934)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(9.10)	$(5.87)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(9.10)	$(5.87)
Dividends per common share	$0.37	$0.36

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Comprehensive income (loss)
Net income (loss)	$(397,481)	$(330,495)
Change in net unrealized gains (losses) on investments, net of tax	834	(1,811)
Foreign currency translation adjustments, net of tax	(2,759)	2,071
Comprehensive income (loss)	(399,406)	(330,235)
Net (income) loss attributable to redeemable noncontrolling interests	11,912	46,850
Comprehensive income (loss) attributable to redeemable noncontrolling interests	11,912	46,850
Comprehensive income (loss) attributable to RenaissanceRe	$(387,494)	$(283,385)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Preference shares
Beginning balance	$750,000	$525,000
Issuance of shares	—	—
Repurchase of shares	—	—
Ending balance	750,000	525,000
Common shares
Beginning balance	44,445	50,811
Issuance of shares	—	—
Repurchase of shares	(577)	(1,076)
Issuance of restricted stock awards	325	235
Ending balance	44,193	49,970
Additional paid-in capital
Beginning balance	608,121	1,623,206
Issuance of shares	—	—
Repurchase of shares	(92,857)	(170,569)
Offering expenses	—	—
Change in redeemable noncontrolling interests	(863)	(1,865)
Issuance of restricted stock awards	(770)	(145)
Ending balance	513,631	1,450,627
Accumulated other comprehensive income (loss)
Beginning balance	(10,909)	(12,642)
Change in net unrealized gains (loss) on investments, net of tax	834	(1,811)
Foreign currency translation adjustments, net of tax	(2,759)	2,071
Ending balance	(12,834)	(12,382)
Retained earnings
Beginning balance	5,232,624	5,373,873
Net income (loss)	(397,481)	(330,495)
Net (income) loss attributable to redeemable noncontrolling interests	11,912	46,850
Dividends on common shares	(16,241)	(17,817)
Dividends on preference shares	(8,844)	(7,289)
Ending balance	4,821,970	5,065,122
Total shareholders’ equity	$6,116,960	$7,078,337

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021
Cash flows provided by (used in) operating activities
Net income (loss)	$(397,481)	$(330,495)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(9,337)	1,747
Equity in undistributed (earnings) losses of other ventures	16,069	17,891
Net realized and unrealized (gains) losses on investments	632,729	360,424
Change in:
Premiums receivable	(1,069,971)	(1,033,491)
Prepaid reinsurance premiums	(331,260)	(406,134)
Reinsurance recoverable	(50,821)	(234,657)
Deferred acquisition costs and value of business acquired	(150,552)	(153,420)
Reserve for claims and claim expenses	215,674	572,245
Unearned premiums	1,015,092	1,069,556
Reinsurance balances payable	458,694	766,293
Other	(160,607)	(423,421)
Net cash provided by (used in) operating activities	168,229	206,538
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	3,958,948	3,469,130
Purchases of fixed maturity investments trading	(4,405,789)	(3,808,597)
Net sales (purchases) of equity investments trading	(374,292)	128,020
Net sales (purchases) of short term investments	626,639	(111,085)
Net sales (purchases) of other investments	(210,840)	(127,661)
Net sales (purchases) of investments in other ventures	(779)	(15,542)
Return of investment from investment in other ventures	2,213	2,604
Net cash provided by (used in) investing activities	(403,900)	(463,131)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(16,241)	(17,817)
Dividends paid – preference shares	(8,940)	(7,289)
RenaissanceRe common share repurchases	(97,259)	(171,645)
Net third-party redeemable noncontrolling interest share transactions	66,729	13,006
Taxes paid on withholding shares	(10,782)	(9,834)
Net cash provided by (used in) financing activities	(66,493)	(193,579)
Effect of exchange rate changes on foreign currency cash	6,201	20
Net increase (decrease) in cash and cash equivalents	(295,963)	(450,152)
Cash and cash equivalents, beginning of period	1,859,019	1,736,813
Cash and cash equivalents, end of period	$1,563,056	$1,286,661

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2021. RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
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
•Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to write casualty and specialty risks in line with the Company’s book of business. Fontana launched effective April 1, 2022.
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
•RenaissanceRe Fund Management Ltd. (“RFM”) is a wholly owned Bermuda exempted company and acts as the exclusive investment fund manager for several of the Company’s joint ventures or managed funds, in return for a management fee, a performance based incentive fee, or both. RFM is registered as an Exempt Reporting Adviser with the Securities and Exchange Commission and serves as the investment adviser to third-party investors in the various private investment partnerships and insurance-related investment products offered by the Company.

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
•Fibonacci Reinsurance Ltd. (“Fibonacci Re”), an exempted company incorporated in Bermuda and registered as a SPI, provides collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2021, except as described below.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2022	December 31, 2021
U.S. treasuries	$5,792,746	$6,247,779
Agencies	363,256	361,684
Non-U.S. government	485,193	549,613
Non-U.S. government-backed corporate	431,008	474,848
Corporate	3,420,946	3,214,438
Agency mortgage-backed	714,176	721,955
Non-agency mortgage-backed	212,145	233,346
Commercial mortgage-backed	567,186	634,925
Asset-backed	1,042,429	1,068,543
Total fixed maturity investments trading	$13,029,085	$13,507,131

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

March 31, 2022	Amortized Cost	Fair Value
Due in less than one year	$435,206	$434,040
Due after one through five years	6,363,352	6,147,438
Due after five through ten years	3,870,535	3,650,795
Due after ten years	282,741	260,876
Mortgage-backed	1,535,330	1,493,507
Asset-backed	1,053,737	1,042,429
Total	$13,540,901	$13,029,085

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	March 31, 2022	December 31, 2021
Financials	$125,395	$146,615
Communications and technology	74,567	82,444
Consumer	48,634	51,083
Industrial, utilities and energy	29,028	26,645
Healthcare	28,135	28,796
Basic materials	4,915	5,092
Equity exchange traded funds	107,814	114,919
Fixed income exchange traded funds	454,780	90,422
Total	$873,268	$546,016

Pledged Investments
At March 31, 2022, $8.4 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2021 - $8.7 billion). Of this amount, $1.7 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2021 - $1.8 billion).
Reverse Repurchase Agreements
At March 31, 2022, the Company held $256.6 million (December 31, 2021 - $5.1 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Fixed maturity investments	$62,417	$62,933
Short term investments	1,136	573
Equity investments	2,754	1,491
Other investments
Catastrophe bonds	17,360	14,468
Other	5,552	3,801
Cash and cash equivalents	(41)	102
	89,178	83,368
Investment expenses	(5,487)	(3,564)
Net investment income	$83,691	$79,804

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended
	March 31, 2022	March 31, 2021
Net realized gains (losses) on fixed maturity investments trading	$(121,152)	$20,398
Net unrealized gains (losses) on fixed maturity investments trading	(464,177)	(297,018)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(585,329)	(276,620)
Net realized and unrealized gains (losses) on investments-related derivatives	(40,288)	14,861
Net realized gains (losses) on equity investments trading sold during the period	(20)	109,887
Net unrealized gains (losses) on equity investments trading still held at reporting date	(48,669)	(177,809)
Net realized and unrealized gains (losses) on equity investments trading	(48,689)	(67,922)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(8,261)	(19,083)
Net realized and unrealized gains (losses) on other investments - other	9,550	3,201
Net realized and unrealized gains (losses) on investments	$(673,017)	$(345,563)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$5,792,746	$5,792,746	$—	$—
Agencies	363,256	—	363,256	—
Non-U.S. government	485,193	—	485,193	—
Non-U.S. government-backed corporate	431,008	—	431,008	—
Corporate	3,420,946	—	3,420,946	—
Agency mortgage-backed	714,176	—	714,176	—
Non-agency mortgage-backed	212,145	—	212,145	—
Commercial mortgage-backed	567,186	—	567,186	—
Asset-backed	1,042,429	—	1,042,429	—
Total fixed maturity investments	13,029,085	5,792,746	7,236,339	—
Short term investments	4,685,280	—	4,685,280	—
Equity investments trading	873,268	873,268	—	—
Other investments
Catastrophe bonds	1,233,023	—	1,233,023	—
Direct private equity investments	80,213	—	—	80,213
Term loans	85,000	—	—	85,000
	1,398,236	—	1,233,023	165,213
Fund investments (1)	784,243
Total other investments	2,182,479	—	1,233,023	165,213
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(4,099)	—	—	(4,099)
Derivative assets (3)	16,530	1,613	14,917	—
Derivative liabilities (3)	(40,423)	(4,843)	(35,580)	—
Total other assets and (liabilities)	(27,992)	(3,230)	(20,663)	(4,099)
	$20,742,120	$6,662,784	$13,133,979	$161,114

(1)    Fund investments, which are comprised of private equity funds, private credit funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)    Included in assumed and ceded (re)insurance contracts at March 31, 2022 was $4.4 million of other assets and $8.5 million of other liabilities.
(3)    Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments
U.S. treasuries	$6,247,779	$6,247,779	$—	$—
Agencies	361,684	—	361,684	—
Non-U.S. government	549,613	—	549,613	—
Non-U.S. government-backed corporate	474,848	—	474,848	—
Corporate	3,214,438	—	3,214,438	—
Agency mortgage-backed	721,955	—	721,955	—
Non-agency mortgage-backed	233,346	—	233,346	—
Commercial mortgage-backed	634,925	—	634,925	—
Asset-backed	1,068,543	—	1,068,543	—
Total fixed maturity investments	13,507,131	6,247,779	7,259,352	—
Short term investments	5,298,385	—	5,298,385	—
Equity investments trading	546,016	546,016	—	—
Other investments
Catastrophe bonds	1,104,034	—	1,104,034	—
Direct private equity investments	88,373	—	—	88,373
Term loans	74,850			74,850
	1,267,257	—	1,104,034	163,223
Fund investments (1)	725,802
Total other investments	1,993,059	—	1,104,034	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (2)	(4,727)	—	—	(4,727)
Derivative assets (3)	17,889	1,067	16,822	—
Derivative liabilities (3)	(16,954)	(1,598)	(15,356)	—
Total other assets and (liabilities)	(3,792)	(531)	1,466	(4,727)
	$21,340,799	$6,793,264	$13,663,237	$158,496

(1)Fund investments, which are comprised of private equity funds, private credit funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)Included in assumed and ceded (re)insurance contracts at December 31, 2021 was $6.1 million of other assets and $10.8 million of other liabilities.
(3)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.
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
U.S. Treasuries
Level 1 - At March 31, 2022, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 2.4% and a weighted average credit quality of AA (December 31, 2021 - 1.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Agencies
Level 2 - At March 31, 2022, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 2.5% and a weighted average credit quality of AA (December 31, 2021 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At March 31, 2022, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 2.5% and a weighted average credit quality of AA (December 31, 2021 - 1.2% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Non-U.S. Government-backed Corporate
Level 2 - At March 31, 2022, the Company’s non-U.S. government-backed corporate fixed maturity investments had a weighted average yield to maturity of 2.7% and a weighted average credit quality of AA (December 31, 2021 - 1.4% and AA, respectively). Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Corporate
Level 2 - At March 31, 2022, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and had a weighted average yield to maturity of 3.9% and a weighted average credit quality of BBB (December 31, 2021 - 2.8% and BBB, respectively). The Company’s corporate fixed maturity investments are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Agency Mortgage-backed
Level 2 - At March 31, 2022, the Company’s agency mortgage-backed fixed maturity investments included agency residential mortgage-backed securities with a weighted average yield to maturity of 3.0%, a weighted average credit quality of AA and a weighted average life of 7.8 years (December 31, 2021 - 1.9%, AA and 5.6 years, respectively). The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
Non-agency Mortgage-backed
Level 2 - At March 31, 2022, the Company’s non-agency mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.9%, a weighted average credit quality of non-investment grade and a weighted average life of 6.7 years (December 31, 2021 - 3.2%, non-investment grade and 5.7 years, respectively). Securities held in these sectors are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
Commercial Mortgage-backed
Level 2 - At March 31, 2022, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 3.3%, a weighted average credit quality of AA, and a weighted average life of 4.0 years (December 31, 2021 - 1.9%, AA and 4.1 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2022, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 2.7%, a weighted average credit quality of AA and a weighted average life of 5.6 years (December 31, 2021 - 1.8%, AA and 5.4 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At March 31, 2022, the Company’s short term investments had a weighted average yield to maturity of 0.5% and a weighted average credit quality of AAA (December 31, 2021 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At March 31, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investment	$80,213	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	85,000	Discounted cash flow	Credit Spread Adjustment	n/a	n/a	0.2%
			Risk Premium	n/a	n/a	2.6%
Total other investments	165,213
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(4,099)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,700
			Expected loss ratio	n/a	n/a	9.8%
			Discount rate	n/a	n/a	2.4%
Total other assets and (liabilities)	(4,099)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$161,114

At December 31, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Direct private equity investment	$88,373	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	74,850	Discounted cash flow	Credit Spread Adjustment	n/a	n/a	0.2%
			Risk Premium	n/a	n/a	2.6%
Total other investments	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(4,727)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,920
			Expected loss ratio	n/a	n/a	14.7%
			Discount rate	n/a	n/a	1.3%
Total other assets and (liabilities)	(4,727)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$158,496

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	—	605	—	605
Included in net realized and unrealized gains (losses) on investments	(8,150)	—	—	(8,150)
Included in other income (loss)	—	—	909	909
Total foreign exchange gains (losses)	(10)	—	—	(10)
Purchases	—	10,000	(281)	9,719
Settlements	—	(455)	—	(455)
Balance - March 31, 2022	$80,213	$85,000	$(4,099)	$161,114

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2021	$79,807	$—	$(6,211)	$73,596
Included in net realized and unrealized gains (losses) on investments	(3,936)	—	—	(3,936)
Included in other income (loss)	—	—	96	96
Total foreign exchange gains (losses)	3	—	—	3
Purchases	—	—	(306)	(306)
Balance - March 31, 2021	$75,874	$—	$(6,421)	$69,453

Other Investments
Direct Private Equity Investments
Level 3 - At March 31, 2022, the Company’s other investments included $80.2 million of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.

Term Loans
Level 3 - At March 31, 2022, the Company’s other investments included an $85.0 million investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, or SOFR, which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At March 31, 2022, the Company had a $4.1 million net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2022 were debt obligations of $1.2 billion (December 31, 2021 - $1.2 billion). At March 31, 2022, the fair value of the Company’s debt obligations was $1.2 billion (December 31, 2021 – $1.3 billion).
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

	March 31, 2022	December 31, 2021
Other investments	$2,182,479	$1,993,059
Other assets	$4,416	$6,100
Other liabilities	$8,515	$10,827

Included in net realized and unrealized gains (losses) on investments for the three months ended March 31, 2022 were net unrealized losses of $6.1 million related to the changes in fair value of other investments (2021 – net unrealized gains of $15.9 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity funds	$238,473	$456,092	See below	See below	See below
Private credit funds	545,769	904,187	See below	See below	See below
Hedge funds	—	—	See below	See below	See below
Total other investments measured using net asset valuations	$784,242	$1,360,279

At December 31, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private equity funds	$241,297	$458,566	See below	See below	See below
Private credit funds	473,112	868,571	See below	See below	See below
Hedge funds	11,394	—	See below	See below	See below
Total other investments measured using net asset valuations	$725,803	$1,327,137

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
Hedge Funds
At March 31, 2022, the Company had an investment in a hedge fund of $Nil (2021 - $11.4 million). The hedge fund was primarily focused on global credit opportunities which were generally redeemable at the option of the limited partnership interest holder. During the first quarter of 2022, the Company fully redeemed its investment in the hedge fund.
Limited Partnerships Entities
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company determined that certain of these limited partnership interests represent investments in variable interest entities (“VIEs”) and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At March 31, 2022	Carrying amount	Unfunded Commitments	Total
Other investments	$596,925	$1,315,179	$1,912,104

At December 31, 2021
Other investments	$539,866	$1,282,451	$1,822,317

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2022	March 31, 2021
Premiums Written
Direct	$301,105	$225,139
Assumed	2,641,859	2,427,303
Ceded	(777,747)	(828,359)
Net premiums written	$2,165,217	$1,824,083
Premiums Earned
Direct	$242,761	$162,089
Assumed	1,690,268	1,416,646
Ceded	(446,604)	(424,899)
Net premiums earned	$1,486,425	$1,153,836
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,017,555	$1,250,246
Claims and claim expenses recovered	(175,822)	(383,195)
Net claims and claim expenses incurred	$841,733	$867,051

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
Premiums receivable reflect premiums written based on contract and policy terms and include estimates based on information received from both insureds and ceding companies, supplemented by our own judgement, including our estimates of premiums that are written but not reported. Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period, although the time lag involved in the process of reporting and collecting premiums is typically shorter than the lag in reporting losses.
At March 31, 2022, the Company’s premiums receivable balance was $4.9 billion (December 31, 2021 - $3.8 billion). Of the Company’s premiums receivable balance as of March 31, 2022, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $2.8 million at March 31, 2022 (December 31, 2021 - $2.8 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Three months ended March 31, 2022
Beginning balance	$2,776
Provision for allowance	—
Ending balance	$2,776

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.
At March 31, 2022, the Company’s reinsurance recoverable balance was $4.3 billion (December 31, 2021 - $4.3 billion). Of the Company’s reinsurance recoverable balance at March 31, 2022, 48.3% is fully collateralized by our reinsurers, 50.8% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2021 - 46.9%, 52.1% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 20.0%, 7.7% and 4.6%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2022 (December 31, 2021 - 19.9%, 8.4% and 4.3%, respectively). The provision for current expected credit losses was $8.3 million at March 31, 2022 (December 31, 2021 - $8.3 million). The three largest company-specific components of the provision for current expected credit losses represented 15.2%, 10.3% and 9.4%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2022 (December 31, 2021 - 18.0%, 13.9% and 11.2%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Three months ended March 31, 2022
Beginning balance	$8,344
Provision for allowance	—
Ending balance	$8,344

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company establishes its claims and claim expense reserves by taking claims reported to the Company by insureds and ceding companies, but which have not yet been paid (“case reserves”), adding estimates for the anticipated cost of claims incurred but not yet reported to the Company, or incurred but not enough reported to the Company (collectively referred to as “IBNR”) and, if deemed necessary, adding costs for additional case reserves which represent the Company’s estimates for claims related to specific contracts previously reported to the Company which it believes may not be adequately estimated by the client as of that date, or adequately covered in the application of IBNR (“additional case reserves”). The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our unaudited financial statements.
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2022	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,679,877	$1,956,369	$2,597,013	$6,233,259
Casualty and Specialty	1,839,996	127,342	5,309,707	7,277,045
Total	$3,519,873	$2,083,711	$7,906,720	$13,510,304

At December 31, 2021
Property	$1,555,210	$1,996,760	$2,825,718	$6,377,688
Casualty and Specialty	1,784,334	128,065	5,004,543	6,916,942
Total	$3,339,544	$2,124,825	$7,830,261	$13,294,630

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31	2022	2021
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$9,025,961	$7,455,128
Net incurred related to:
Current year	859,566	876,083
Prior years	(17,833)	(9,032)
Total net incurred	841,733	867,051
Net paid related to:
Current year	17,790	14,751
Prior years	608,805	486,488
Total net paid	626,595	501,239
Foreign exchange (1)	(50,285)	(28,224)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	9,190,814	7,792,716
Reinsurance recoverable as of end of period	4,319,490	3,160,667
Reserve for claims and claim expenses as of end of period	$13,510,304	$10,953,383

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
The following table details the Company’s prior year net development by segment of its liability for net unpaid claims and claim expenses:

Three months ended March 31	2022	2021
	(Favorable) adverse development	(Favorable) adverse development
Property	$(16,758)	$(5,162)
Casualty and Specialty	(1,075)	(3,870)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(17,833)	$(9,032)

Changes to prior year estimated net claims reserves decreased net loss by $17.8 million during the three months ended March 31, 2022 (2021 - decreased net loss by $9.0 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinciRe and Vermeer, and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Three months ended March 31	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Loss Events	$19,190
2020 Weather-Related Large Loss Events	(5,272)
2019 Large Loss Events	(4,807)
2018 Large Loss Events	(3,800)
2017 Large Loss Events	(18,000)
Other	(1,601)
Total large catastrophe events	(14,290)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(2,468)
Total small catastrophe events and attritional loss movements	(2,468)
Total catastrophe and attritional net claims and claim expenses	(16,758)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(16,758)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment for the three months ended March 31, 2022 of $16.8 million included net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$19.2 million of net adverse development associated with Winter Storm Uri, the European Floods, Hurricane Ida, the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, the Midwest Derecho in December 2021, and losses associated with aggregate loss contracts (collectively, the “2021 Weather-Related Large Loss Events”);
•$5.3 million of net favorable development associated with Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts (collectively, the “2020 Weather-Related Large Loss Events”);
•$4.8 million of net favorable development associated with Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$3.8 million of net favorable development associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the “2018 Large Loss Events”); and
•$18.0 million of net favorable development associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”).

The Company’s Property segment also experienced net favorable development of $2.5 million in the three months ended March 31, 2022 associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Three months ended March 31	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2019 Large Loss Events	$(4,742)
2018 Large Loss Events	(3,263)
2017 Large Loss Events	(5,508)
Other	(679)
Total large catastrophe events	(14,192)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	9,030
Total small catastrophe events and attritional loss movements	9,030
Total catastrophe and attritional net claims and claim expenses	(5,162)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(5,162)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the three months ended March 31, 2021 of $5.2 million was primarily comprised of net favorable development on prior accident years net claims and claim expenses associated with the following large catastrophe events:
•$4.7 million associated with the 2019 Large Loss Events;
•$3.3 million associated with the 2018 Large Loss Events; and
•$5.5 million associated with the 2017 Large Loss Events.
The Company’s Property segment also experienced net adverse development of $9.0 million in the three months ended March 31, 2021 associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31	2022	2021
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(1,075)	$(3,870)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,075)	$(3,870)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $1.1 million in the three months ended March 31, 2022 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business.

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $3.9 million in the three months ended March 31, 2021 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business.
NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2021.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At March 31, 2022, the Company was not in violation of any of its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$401,352	$393,534	$432,316	$393,305
3.450% Senior Notes due 2027	303,372	297,404	321,204	297,281
3.700% Senior Notes due 2025	303,948	298,889	318,852	298,798
4.750% Senior Notes due 2025 (DaVinciRe) (1)	149,568	149,045	166,071	148,969
Total senior notes	1,158,240	1,138,872	1,238,443	1,138,353
Medici Revolving Credit Facility (2)	30,000	30,000	30,000	30,000
Total debt	$1,188,240	$1,168,872	$1,268,443	$1,168,353

(1)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinciRe. Because RenaissanceRe controls a majority of DaVinciRe’s issued voting shares, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinciRe and RenaissanceRe’s financial exposure to DaVinciRe is limited to its investment in DaVinciRe’s shares and counterparty credit risk arising from reinsurance transactions.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. Subsequent to March 31, 2022, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At March 31, 2022	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	403,522
Unsecured	456,307
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,164,829

(1)At March 31, 2022, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici Revolving Credit Facility is included on the Company’s consolidated balance sheets under debt. Subsequent to March 31, 2022, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2022	December 31, 2021
Redeemable noncontrolling interest - DaVinciRe	$1,775,503	$1,499,451
Redeemable noncontrolling interest - Medici	941,912	856,820
Redeemable noncontrolling interest - Vermeer	1,246,480	1,197,782
Redeemable noncontrolling interests	$3,963,895	$3,554,053

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2022	March 31, 2021
Redeemable noncontrolling interest - DaVinciRe	$(25,323)	$(39,934)
Redeemable noncontrolling interest - Medici	(5,287)	(13,443)
Redeemable noncontrolling interest - Vermeer	18,698	6,527
Net income (loss) attributable to redeemable noncontrolling interests	$(11,912)	$(46,850)

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s issued voting shares, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of the Company and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 30.9% at March 31, 2022 (December 31, 2021 - 28.7%).
DaVinciRe shareholders are party to a shareholders agreement which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on outstanding loss reserves after settlement of claims relating to the applicable years. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value as of the end of the period preceding the sale and can be subject to a true-up for potential development on outstanding loss reserves.
2022
During the three months ended March 31, 2022, DaVinciRe completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $102.9 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $87.4 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 30.9%.
Refer to “Note 15. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinciRe subsequent to March 31, 2022.
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended
	March 31, 2022	March 31, 2021
Beginning balance	$1,499,451	$1,560,693
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(87,428)	(155,971)
Sale of shares to redeemable noncontrolling interests, net of adjustments	388,803	190,926
Net income (loss) attributable to redeemable noncontrolling interest	(25,323)	(39,934)
Ending balance	$1,775,503	$1,555,714

Redeemable Noncontrolling Interest - Medici
RenaissanceRe owns a noncontrolling economic interest in Medici; however, because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in the consolidated financial statements of the Company. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net (loss) income attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici.
2022
During the three months ended March 31, 2022, third-party investors subscribed for $167.3 million and redeemed $76.9 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.6% at March 31, 2022.
Refer to “Note 15. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to March 31, 2022.
2021
During the three months ended March 31, 2021, third-party investors subscribed for $40.8 million and redeemed $7.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.4% at March 31, 2021.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2022	March 31, 2021
Beginning balance	$856,820	$717,999
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(76,908)	(7,699)
Sale of shares to redeemable noncontrolling interests	167,287	40,845
Net income (loss) attributable to redeemable noncontrolling interest	(5,287)	(13,443)
Ending balance	$941,912	$737,702

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
2022
During the three months ended March 31, 2022, PFZW subscribed for $30.0 million of the participating, non-voting common shares of Vermeer.
2021
During the three months ended March 31, 2021, PFZW subscribed for $Nil of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2022	March 31, 2021
Beginning balance	$1,197,782	$1,109,627
Sale of shares to redeemable noncontrolling interest	30,000	—
Net income (loss) attributable to redeemable noncontrolling interest	18,698	6,527
Ending balance	$1,246,480	$1,116,154

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
2022
During the three months ended March 31, 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. Also during the three months ended March 31, 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $22.9 million of capital to third party investors. At March 31, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 13.8%.
At March 31, 2022, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $4.1 billion and $4.1 billion, respectively (December 31, 2021 - $3.9 billion and $3.9 billion, respectively). Of the total assets and liabilities, a net amount of $0.3 billion (December 31, 2021 - $0.2 billion) is attributable to the Company, and $1.6 billion (December 31, 2021 - $1.5 billion) is attributable to third-party investors.
2021
During the three months ended March 31, 2021, $470.3 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. In addition, during the three months ended March 31, 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $145.0 million of capital to its investors, including $9.2 million to the Company. At March 31, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 12.8%.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At March 31, 2022, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.3 billion and $71.7 million, respectively (December 31, 2021 - $1.3 billion and $69.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.2 billion at March 31, 2022 (December 31, 2021 - $1.2 billion).
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $25.1 million and $6.2 million, respectively, during the three months ended March 31, 2022 (2021 - $28.3 million and $6.4 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $9.7 million and $2.4 million, respectively, during the three months ended March 31, 2022 (2021 - $9.5 million and $1.7 million, respectively).
Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount of $250.0 million. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $250.0 million and $150.0 million. At March 31, 2022, the total assets and total liabilities of Mona Lisa Re were $687.5 million and $687.5 million, respectively (December 31, 2021 - $650.5 million and $650.5 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $5.0 million at March 31, 2022 (December 31, 2021 - $6.5 million).
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of March 31, 2022 and December 31, 2021, and there was no material impact on the Company’s consolidated statements of operations for the three months ended March 31, 2022 and March 31, 2021.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of March 31, 2022, the Company has invested $2.4 million in Langhorne Holdings (December 31, 2021 - $2.3 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of March 31, 2022 the Company has invested $0.1 million in Langhorne Partners (December 31, 2021 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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

The Company anticipates that its absolute investment in Langhorne will increase, perhaps materially, if in-force life and annuity blocks of businesses are written. The Company expects its absolute and relative ownership in Langhorne Partners to remain stable. Other than its current and committed future equity investment in Langhorne, the Company has not provided financial or other support to Langhorne that it was not contractually required to provide.
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
NOTE 10. SHAREHOLDERS’ EQUITY
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
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.37 per common share, payable to common shareholders of record on March 15, 2022, and the Company paid the dividends on March 31, 2022.
The Board of Directors approved the payment of quarterly dividends on each of RenaissanceRe’s several series of preference shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates.
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
During the three months ended March 31, 2022, the Company paid $8.8 million in preference share dividends (2021 - $7.3 million) and $16.2 million in common share dividends (2021 - $17.8 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 4, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the three months ended March 31, 2022, the Company repurchased 576,663 common shares at an aggregate cost of $93.4 million and an average price of $162.03 per common share. At March 31, 2022, $489.1 million remained available for repurchase under the share repurchase program.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2022	March 31, 2021
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(394,413)	$(290,934)
Amount allocated to participating common shareholders (1)	(235)	(129)
Net income (loss) allocated to RenaissanceRe common shareholders	$(394,648)	$(291,063)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares	43,357	49,579
Per common share equivalents of non-vested shares	—	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions	43,357	49,579
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(9.10)	$(5.87)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(9.10)	$(5.87)

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company’s stock compensation plans.

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,343,508	$1,599,456	$—	$2,942,964
Net premiums written	$890,166	$1,275,051	$—	$2,165,217
Net premiums earned	$618,591	$867,834	$—	$1,486,425
Net claims and claim expenses incurred	259,761	581,972	—	841,733
Acquisition expenses	127,096	249,411	—	376,507
Operational expenses	46,932	20,975	—	67,907
Underwriting income (loss)	$184,802	$15,476	$—	200,278
Net investment income			83,691	83,691
Net foreign exchange gains (losses)			(15,486)	(15,486)
Equity in earnings of other ventures			(6,390)	(6,390)
Other income (loss)			1,193	1,193
Net realized and unrealized gains (losses) on investments			(673,017)	(673,017)
Corporate expenses			(12,502)	(12,502)
Interest expense			(11,955)	(11,955)
Income (loss) before taxes and redeemable noncontrolling interests				(434,188)
Income tax benefit (expense)			36,707	36,707
Net (income) loss attributable to redeemable noncontrolling interests			11,912	11,912
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(394,413)

Net claims and claim expenses incurred – current accident year	$276,519	$583,047	$—	$859,566
Net claims and claim expenses incurred – prior accident years	(16,758)	(1,075)	—	(17,833)
Net claims and claim expenses incurred – total	$259,761	$581,972	$—	$841,733

Net claims and claim expense ratio – current accident year	44.7%	67.2%		57.8%
Net claims and claim expense ratio – prior accident years	(2.7)%	(0.1)%		(1.2)%
Net claims and claim expense ratio – calendar year	42.0%	67.1%		56.6%
Underwriting expense ratio	28.1%	31.1%		29.9%
Combined ratio	70.1%	98.2%		86.5%

Three months ended March 31, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,616,819	$1,035,623	$—	$2,652,442
Net premiums written	$1,008,460	$815,623	$—	$1,824,083
Net premiums earned	$605,166	$548,670	$—	$1,153,836
Net claims and claim expenses incurred	498,832	368,219	—	867,051
Acquisition expenses	112,754	154,480	—	267,234
Operational expenses	35,375	19,936	—	55,311
Underwriting income (loss)	$(41,795)	$6,035	$—	(35,760)
Net investment income			79,804	79,804
Net foreign exchange gains (losses)			(22,788)	(22,788)
Equity in earnings of other ventures			(5,558)	(5,558)
Other income (loss)			2,171	2,171
Net realized and unrealized gains (losses) on investments			(345,563)	(345,563)
Corporate expenses			(10,405)	(10,405)
Interest expense			(11,912)	(11,912)
Income (loss) before taxes and redeemable noncontrolling interests				(350,011)
Income tax benefit (expense)			19,516	19,516
Net (income) loss attributable to redeemable noncontrolling interests			46,850	46,850
Dividends on preference shares			(7,289)	(7,289)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(290,934)

Net claims and claim expenses incurred – current accident year	$503,994	$372,089	$—	$876,083
Net claims and claim expenses incurred – prior accident years	(5,162)	(3,870)	—	(9,032)
Net claims and claim expenses incurred – total	$498,832	$368,219	$—	$867,051

Net claims and claim expense ratio – current accident year	83.3%	67.8%		75.9%
Net claims and claim expense ratio – prior accident years	(0.9)%	(0.7)%		(0.8)%
Net claims and claim expense ratio – calendar year	82.4%	67.1%		75.1%
Underwriting expense ratio	24.5%	31.8%		28.0%
Combined ratio	106.9%	98.9%		103.1%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2022.
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,614	$—	$1,614	Other assets	$—	$1,614
Foreign currency forward contracts (1)	12,590	—	12,590	Other assets	—	12,590
Foreign currency forward contracts (2)	2,156	—	2,156	Other assets	—	2,156
Credit default swaps	170	—	170	Other assets	—	170
Total derivative instruments not designated as hedges	16,530	—	16,530		—	16,530
Derivative instruments designated as hedges
Total	$16,530	$—	$16,530		$—	$16,530

	Derivative Liabilities
At March 31, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$658	$—	$658	Other liabilities	$658	$—
Foreign currency forward contracts (1)	24,257	—	24,257	Other liabilities	—	24,257
Foreign currency forward contracts (2)	7,569	—	7,569	Other liabilities	—	7,569
Equity futures	4,186	—	4,186	Other liabilities	4,186	—
Total derivative instruments not designated as hedges	36,670	—	36,670		4,844	31,826
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	3,753	—	3,753	Other liabilities	—	3,753
Total	$40,423	$—	$40,423		$4,844	$35,579

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.

	Derivative Assets
At December 31, 2021	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,068	$—	$1,068	Other assets	$—	$1,068
Foreign currency forward contracts (1)	13,730	—	13,730	Other assets	—	13,730
Foreign currency forward contracts (2)	1,247	—	1,247	Other assets	—	1,247
Credit default swaps	478	—	478	Other assets	—	478
Total derivative instruments not designated as hedges	16,523	—	16,523		—	16,523
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,366	—	1,366	Other assets	—	1,366
Total	$17,889	$—	$17,889		$—	$17,889

	Derivative Liabilities
At December 31, 2021	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,426	$—	$1,426	Other liabilities	$1,426	$—
Foreign currency forward contracts (1)	7,880	—	7,880	Other liabilities	—	7,880
Foreign currency forward contracts (2)	3,412	—	3,412	Other liabilities	—	3,412
Equity futures	173	—	173	Other liabilities	173	—
Total derivative instruments not designated as hedges	12,891	—	12,891		1,599	11,292
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	4,063	—	4,063	Other liabilities	—	4,063
Total	$16,954	$—	$16,954		$1,599	$15,355

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31		2022	2021
Derivative instruments not designated as hedges
Interest rate futures (4)	Net realized and unrealized gains (losses) on investments	$(28,787)	$15,507
Interest rate swaps (4)	Net realized and unrealized gains (losses) on investments	—	(901)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(21,142)	(3,641)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(1,891)	(5,061)
Credit default swaps (4)	Net realized and unrealized gains (losses) on investments	(4,137)	255
Equity futures (5)	Net realized and unrealized gains (losses) on investments	(7,364)	—
Total derivative instruments not designated as hedges		(63,321)	6,159
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	(3,027)	(2,089)
Total derivative instruments designated as hedges		(3,027)	(2,089)
Total		$(66,348)	$4,070

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in foreign operations.
(4)Fixed income related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 3. Investments” for additional information.
(5)Equity related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 3. Investments” for additional information.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2022, the Company had $1.3 billion of notional long positions and $0.5 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2021 - $2.2 billion and $0.5 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At March 31, 2022, the Company had $Nil of notional positions paying a fixed rate and $Nil receiving a fixed rate denominated in U.S. dollar swap contracts (December 31, 2021 - $Nil and $Nil, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2022, the Company had outstanding underwriting related foreign currency contracts of $1.1 billion in notional long positions and $270.7 million in notional short positions, denominated in U.S. dollars (December 31, 2021 - $915.0 million and $329.3 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2022, the Company had outstanding investment portfolio related foreign currency contracts of $244.1 million in notional long positions and $124.7 million in notional short positions, denominated in U.S. dollars (December 31, 2021 - $245.8 million and $131.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2022, the Company had outstanding credit default swaps of $Nil in notional positions to hedge credit risk and $124.2 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2021 - $218.5 million).

Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At March 31, 2022 and December 31, 2021, the Company had no outstanding total return swaps.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At March 31, 2022, the Company had a $290.6 million notional long position of equity futures, denominated in U.S. dollars (December 31, 2021 - $74.3 million).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
Certain of the Company’s subsidiaries use non-U.S. dollar functional currencies. The Company, from time to time, enters into foreign exchange forwards to hedge currencies, which includes hedges of net investments in foreign operations, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies. These currencies included the Australian dollar as of March 31, 2022, and both the Australian dollar and Euro as of March 31, 2021.
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

	Three months ended
	March 31, 2022	March 31, 2021
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$90,271	$(97,219)
Derivative gains (losses) (1)	$(3,027)	$(2,089)

(1)Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity.
NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2021.
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

NOTE 15. SUBSEQUENT EVENTS
Effective April 1, 2022, Fontana launched with capital commitments of $475.0 million, comprised of $325.0 million from third-party investors and $150.0 million from the Company. In April 2022, $400.0 million of this amount had been funded, comprised of $273.7 million from third-party investors and $126.3 million from the Company.
Subsequent to March 31, 2022, Medici issued $147.0 million of non-voting preference shares to investors, including $10.0 million to the Company. $67.0 million of the non-voting preference shares issued was received in advance, from investors other than the Company, and is included in other liabilities on the Company’s consolidated balance sheet, and also included in other operating cash flows on the Company’s consolidated statements of cash flows for the quarter ended March 31, 2022. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 13.0%.
Effective April 1, 2022, the Company purchased an aggregate of $74.1 million shares in DaVinciRe from a third-party investor. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to this transaction was 33.8%.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2022 and 2021, as well as our liquidity and capital resources at March 31, 2022. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2021. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise. Defined terms used throughout this Form 10-Q are included in the “Glossary of Defined Terms” at the beginning of this Form 10-Q.
All dollar amounts referred to in this Form 10-Q are in U.S. dollars unless otherwise indicated.
Due to rounding, numbers presented in the tables included in this Form 10-Q may not add up precisely to the totals provided.

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K., and the U.S. To best serve our clients in the places they do business, we have operating subsidiaries, branches, joint ventures, managed funds and underwriting platforms around the world. Our operating subsidiaries include Renaissance Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S., RREAG, Renaissance Reinsurance of Europe and our Lloyd’s syndicate, Syndicate 1458. We write property and casualty and specialty reinsurance through our wholly-owned operating subsidiaries, joint ventures, managed funds and Syndicate 1458 and certain insurance products primarily through Syndicate 1458 and RenaissanceRe Specialty U.S. Syndicate 1458 provides us with access to Lloyd’s extensive distribution network and worldwide licenses, and also writes business through delegated authority arrangements. We also underwrite reinsurance on behalf of joint ventures, including DaVinci, Fontana, Top Layer Re, Upsilon RFO and Vermeer. In addition, through Medici, we invest in various insurance-based investment instruments that have returns primarily tied to property catastrophe risk.
Our mission is to match desirable, well-structured risks with efficient sources of capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to further our purpose of protecting communities and enabling prosperity. We seek to accomplish these goals by being a trusted, long-term partner to our customers for assessing and managing risk, delivering responsive and innovative solutions, leveraging our core capabilities of risk assessment and information management, investing in these core capabilities in order to serve our customers across market cycles, and keeping our promises. Our strategy focuses on superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and joint venture and managed fund partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly. We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends. We believe this metric is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time. The principal drivers of our profit are underwriting income, investment income, and fee income generated by our third-party capital management business.
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
We continually explore appropriate and efficient ways to address the risk needs of our clients and the impact of various regulatory and legislative changes on our operations. We have created and manage multiple capital vehicles across several jurisdictions and may create additional risk bearing vehicles or enter into additional jurisdictions in the future. In addition, our differentiated strategy and capabilities position us to pursue bespoke or large solutions for clients, which may be non-recurring. This, and other factors including the timing of contract inception, could result in significant volatility of premiums in both our Property and Casualty and Specialty segments. As our product and geographical diversity increases, we may be exposed to new risks, uncertainties and sources of volatility.
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and net realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees received from our joint ventures, managed funds, and structured reinsurance products.
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
COVID-19 Pandemic
Due to the ongoing nature of the COVID-19 pandemic, we are continuing to evaluate its impact on our business, operations and financial condition, including our potential loss exposures. We continue to expect historically significant industry losses to emerge over time as the full impact of the pandemic and its effects on the global economy are realized.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2021. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2021.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2022, compared to the first quarter of 2021.

Three months ended March 31	2022	2021	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,942,964	$2,652,442	$290,522
Net premiums written	$2,165,217	$1,824,083	$341,134
Net premiums earned	$1,486,425	$1,153,836	$332,589
Net claims and claim expenses incurred	841,733	867,051	(25,318)
Acquisition expenses	376,507	267,234	109,273
Operational expenses	67,907	55,311	12,596
Underwriting income (loss)	$200,278	$(35,760)	$236,038

Net investment income	$83,691	$79,804	$3,887
Net realized and unrealized gains (losses) on investments	(673,017)	(345,563)	(327,454)
Total investment result	$(589,326)	$(265,759)	$(323,567)

Net income (loss)	$(397,481)	$(330,495)	$(66,986)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(394,413)	$(290,934)	$(103,479)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(9.10)	$(5.87)	$(3.23)
Dividends per common share	$0.37	$0.36	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	57.8%	75.9%	(18.1)%
Net claims and claim expense ratio – prior accident years	(1.2)%	(0.8)%	(0.4)%
Net claims and claim expense ratio – calendar year	56.6%	75.1%	(18.5)%
Underwriting expense ratio	29.9%	28.0%	1.9%
Combined ratio	86.5%	103.1%	(16.6)%

Return on average common equity - annualized	(28.1)%	(17.1)%	(11.0)%

Book value	March 31, 2022	December 31, 2021	Change
Book value per common share	$121.44	$132.17	$(10.73)
Accumulated dividends per common share	23.89	23.52	0.37
Book value per common share plus accumulated dividends	$145.33	$155.69	$(10.36)
Change in book value per common share plus change in accumulated dividends	(7.8)%

Net loss attributable to RenaissanceRe common shareholders was $394.4 million in the first quarter of 2022, compared to net loss attributable to RenaissanceRe common shareholders of $290.9 million in the first quarter of 2021, a decrease of $103.5 million. As a result of our net loss attributable to RenaissanceRe common shareholders in the first quarter of 2022, we generated an annualized return on average common equity of negative 28.1% and our book value per common share decreased from $132.17 at December 31, 2021 to $121.44 at March 31, 2022, a 7.8% decrease, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the first quarter of 2022, on a comparative basis to the first quarter of 2021, include:
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized (losses) gains on investments, was a loss of $589.3 million in the first quarter of 2022, compared to a loss of $265.8 million in the first quarter of 2021. The primary driver of the lower total investment result in the first quarter of 2022 was net realized and unrealized losses on investments of $673.0 million, principally within our fixed maturity and equity investments trading portfolios. The investment results in the first quarter of 2021 were impacted by realized and unrealized losses on our fixed maturity and equity investments trading portfolios
•Impact of Weather-Related Large Losses and the Russia-Ukraine War - we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $67.9 million resulting from the Q1 2022 Weather-Related Large Losses (as defined below) and $24.9 million resulting from losses related to the Russia-Ukraine War. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $179.8 million resulting from Winter Storm Uri in the first quarter of 2021;
•Underwriting Results - we generated underwriting income of $200.3 million and had a combined ratio of 86.5% in the first quarter of 2022, compared to an underwriting loss of $35.8 million and a combined ratio of 103.1% in the first quarter of 2021. Our underwriting income in the first quarter of 2022 was comprised of our Property segment, which generated underwriting income of $184.8 million and had a combined ratio of 70.1%, and our Casualty and Specialty segment, which generated underwriting income of $15.5 million and had a combined ratio of 98.2%. In comparison, our underwriting loss in the first quarter of 2021 was comprised of our Property segment, which generated an underwriting loss of $41.8 million, and our Casualty and Specialty segment, which generated underwriting income of $6.0 million;
Our underwriting results in the first quarter of 2022 were principally impacted by the Q1 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $102.3 million and added 7.0 percentage points to the consolidated combined ratio, all in the Property segment. In addition, losses from the Russia-Ukraine War had a net negative impact on the underwriting result of $27.1 million and added 1.8 percentage points to the consolidated combined ratio, all in the Casualty and Specialty segment. The first quarter of 2021 was impacted by Winter Storm Uri, which resulted in a net negative impact on the underwriting result of $291.5 million and added 26.9 percentage points to the combined ratio;
•Gross Premiums Written - our gross premiums written increased by $290.5 million, or 11.0%, to $2.9 billion, in the first quarter of 2022, compared to the first quarter of 2021. This was comprised of an increase of $563.8 million in our Casualty and Specialty segment offset in part by a decrease of $273.3 million in our Property segment. In our Property segment, gross premiums written included reinstatement premiums of $11.0 million associated with the Q1 2022 Weather-Related Large Losses in the first quarter of 2022, as compared to $90.1 million of reinstatement premiums associated with Winter Storm Uri in the first quarter of 2021; and
•Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $11.9 million in the first quarter of 2022, compared to net loss attributable to redeemable noncontrolling interests of $46.9 million in the first quarter of 2021. This change was primarily driven by a lower impact of losses resulting from the Q1 2022 Weather-Related Large Losses as compared to Winter Storm Uri in the first quarter of 2021.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result and (2) redeemable noncontrolling interest, both before consideration of any related income tax benefit (expense).
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
In February 2022, Russia launched an invasion into Ukraine. There is uncertainty associated with the scale, duration and impact of this situation, which we continue to actively monitor. Our loss estimates represent our best estimate of incurred losses based on currently available information, and actual losses may vary materially from these estimates.
Q1 2022 Net Negative Impact
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the first quarter of 2022 from the Q1 2022 Weather-Related Large Losses.

Three months ended March 31, 2022	Q1 2022 Weather-Related Large Losses (1)
(in thousands)
Net claims and claims expenses incurred	$(112,933)
Assumed reinstatement premiums earned	10,967
Ceded reinstatement premiums earned	(299)
Earned (lost) profit commissions	—
Net negative impact on underwriting result	(102,265)
Redeemable noncontrolling interest	34,347
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(67,918)

The financial data below provides additional information detailing the net negative impact of the Q1 2022 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the first quarter of 2022.

Three months ended March 31, 2022	Q1 2022 Weather-Related Large Losses (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(102,265)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(102,265)
Percentage point impact on consolidated combined ratio	7.0

(1)“Q1 2022 Weather-Related Large Losses” includes the Australian Floods which impacted Eastern Australia in February and March 2022, and Storm Eunice which impacted several areas in Europe in February 2022.

Russia-Ukraine War Losses
In the first quarter of 2022, losses related to Russia’s invasion of Ukraine resulted in a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $24.9 million. This reflects net claims and claims expenses incurred and a net negative impact on underwriting result of $27.1 million, which was solely in the Casualty and Specialty segment, partially offset by redeemable noncontrolling interest of $2.2 million. The net negative impact on underwriting result had a 1.8 percentage point impact on the consolidated combined ratio.
Q1 2021 Net Negative Impact
The financial data in the table below provides additional information detailing the net negative impact of the Winter Storm Uri on our consolidated financial statements in the first quarter of 2021.

Three months ended March 31, 2021	Winter Storm Uri
(in thousands)
Net claims and claims expenses incurred	$(372,894)
Assumed reinstatement premiums earned	91,191
Ceded reinstatement premiums earned	(10,570)
Earned (lost) profit commissions	773
Net negative impact on underwriting result	(291,500)
Redeemable noncontrolling interest	111,666
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(179,834)

The financial data below provides additional information detailing the net negative impact of Winter Storm Uri on our segment underwriting results and consolidated combined ratio in the first quarter of 2021.

Three months ended March 31, 2021	Winter Storm Uri
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(288,470)
Net negative impact on Casualty and Specialty segment underwriting result	(3,030)
Net negative impact on underwriting result	$(291,500)
Percentage point impact on consolidated combined ratio	26.9

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$1,343,508	$1,616,819	$(273,311)
Net premiums written	$890,166	$1,008,460	$(118,294)
Net premiums earned	$618,591	$605,166	$13,425
Net claims and claim expenses incurred	259,761	498,832	(239,071)
Acquisition expenses	127,096	112,754	14,342
Operational expenses	46,932	35,375	11,557
Underwriting income (loss)	$184,802	$(41,795)	$226,597

Net claims and claim expenses incurred – current accident year	$276,519	$503,994	$(227,475)
Net claims and claim expenses incurred – prior accident years	(16,758)	(5,162)	(11,596)
Net claims and claim expenses incurred – total	$259,761	$498,832	$(239,071)

Net claims and claim expense ratio – current accident year	44.7%	83.3%	(38.6)%
Net claims and claim expense ratio – prior accident years	(2.7)%	(0.9)%	(1.8)%
Net claims and claim expense ratio – calendar year	42.0%	82.4%	(40.4)%
Underwriting expense ratio	28.1%	24.5%	3.6%
Combined ratio	70.1%	106.9%	(36.8)%

Property Gross Premiums Written
In the first quarter of 2022, our Property segment gross premiums written decreased by $273.3 million, or 16.9%, to $1.3 billion, compared to $1.6 billion in the first quarter of 2021.
Gross premiums written in the catastrophe class of business were $886.1 million in the first quarter of 2022, a decrease of $245.0 million, or 21.7%, compared to the first quarter of 2021. The decrease in gross premiums written in the catastrophe class of business in the first quarter of 2022 was primarily driven by a $175.5 million reduction in Upsilon RFO, the majority of which is attributable to third party investors in Upsilon RFO and, accordingly, resulted in a corresponding reduction in ceded premiums written, as discussed below, and a $79.1 million change in assumed reinstatement premiums following a lower level of catastrophe losses in the first quarter of 2022 as compared to the first quarter of 2021. Excluding Upsilon RFO and the impact of the reinstatement premiums in each of the respective periods, gross premiums written in the catastrophe class of business are relatively constant from the comparative period.
Gross premiums written in the other property class of business were $457.4 million in the first quarter of 2022, a decrease of $28.3 million, or 5.8%, compared to the first quarter of 2021. The decrease in gross premiums written in the other property class of business was principally due to the planned non-renewal of certain deals which is partially offset by growth and rate improvement across other areas within this class of business.

Property Ceded Premiums Written

Three months ended March 31	2022	2021	Change
(in thousands)
Ceded premiums written	$453,342	$608,359	$(155,017)

Ceded premiums written in our Property segment were $453.3 million in the first quarter of 2022, a decrease of $155.0 million, or 25.5%, compared to the first quarter of 2021. The decrease in ceded premiums written was driven by the reduction in premiums ceded to Upsilon third party investors following a reduction in the size of the Upsilon vehicle, and a corresponding decrease in gross premiums written, as discussed above.
Property Net Premiums Written

Three months ended March 31	2022	2021	Change
(in thousands)
Net premiums written	$890,166	$1,008,460	$(118,294)

Net premiums written in our Property segment were $890.2 million in the first quarter of 2022, a decrease of $118.3 million, or 11.7%, compared to the first quarter of 2021. This decrease was driven by a $69.0 million decrease in net reinstatement premiums, as well as the decrease in gross premiums written in the other property class of business.
Property Underwriting Results
Our Property segment generated underwriting income of $184.8 million in the first quarter of 2022, compared to an underwriting loss of $41.8 million in the first quarter of 2021. In the first quarter of 2022, our Property segment generated a net claims and claim expense ratio of 42.0%, an underwriting expense ratio of 28.1% and a combined ratio of 70.1%, compared to 82.4%, 24.5% and 106.9%, respectively, in the first quarter of 2021.
Principally impacting the underwriting result and combined ratio in the first quarter of 2022 were the Q1 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $102.3 million and added 17.3 percentage points to the Property segment combined ratio. In comparison, the first quarter of 2021 was principally impacted by Winter Storm Uri, which resulted in a net negative impact on the Property segment underwriting result of $288.5 million and added 53.9 percentage points to the Property segment combined ratio.
The net claims and claim expense ratio decreased 40.4 percentage points, primarily as a result of a lower impact from the Q1 2022 Weather-Related Large Losses, as compared to Winter Storm Uri in the first quarter of 2021, as well as net favorable development on prior accident years principally from weather-related large losses in the 2017 to 2020 accident years.
The underwriting expense ratio increased 3.6 percentage points, driven by a deterioration of 1.9 percentage points in the acquisition expense ratio as well as 1.8 percentage points in the operating expense ratio, both primarily driven by a quarter-over-quarter reduction in reinstatement premiums due to a lower level of weather-related large losses.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$1,599,456	$1,035,623	$563,833
Net premiums written	$1,275,051	$815,623	$459,428
Net premiums earned	$867,834	$548,670	$319,164
Net claims and claim expenses incurred	581,972	368,219	213,753
Acquisition expenses	249,411	154,480	94,931
Operational expenses	20,975	19,936	1,039
Underwriting income (loss)	$15,476	$6,035	$9,441

Net claims and claim expenses incurred – current accident year	$583,047	$372,089	$210,958
Net claims and claim expenses incurred – prior accident years	(1,075)	(3,870)	2,795
Net claims and claim expenses incurred – total	$581,972	$368,219	$213,753

Net claims and claim expense ratio – current accident year	67.2%	67.8%	(0.6)%
Net claims and claim expense ratio – prior accident years	(0.1)%	(0.7)%	0.6%
Net claims and claim expense ratio – calendar year	67.1%	67.1%	—%
Underwriting expense ratio	31.1%	31.8%	(0.7)%
Combined ratio	98.2%	98.9%	(0.7)%

Casualty and Specialty Gross Premiums Written
In the first quarter of 2022, our Casualty and Specialty segment gross premiums written increased by $563.8 million, or 54.4%, to $1.6 billion, compared to $1.0 billion in the first quarter of 2021. The growth was across all lines of business, however principally in the professional liability and general casualty lines of business. This growth was primarily driven by increases in new and existing business written in the current and prior periods, combined with rate improvements.
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity as compared to traditional excess of loss business.

Casualty and Specialty Ceded Premiums Written

Three months ended March 31	2022	2021	Change
(in thousands)
Ceded premiums written	$324,405	$220,000	$104,405

Ceded premiums written in our Casualty and Specialty segment increased by $104.4 million, to $324.4 million in the first quarter of 2022, compared to $220.0 million in the first quarter of 2021, primarily driven by the increase in gross premiums written subject to our retrocessional quota share reinsurance programs.
As in our Property segment, the purchase of ceded reinsurance protection in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.
Casualty and Specialty Net Premiums Written

Three months ended March 31	2022	2021	Change
(in thousands)
Net premiums written	$1,275,051	$815,623	$459,428

Net premiums written in our Casualty and Specialty segment increased by $459.4 million, or 56.3%, to $1.3 billion in the first quarter of 2022, compared to $815.6 million in the first quarter of 2021, primarily driven by growth in the casualty lines of business, consistent with the changes in gross premiums written.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $15.5 million in the first quarter of 2022, compared to $6.0 million in the first quarter of 2021. In the first quarter of 2022, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.1%, an underwriting expense ratio of 31.1% and a combined ratio of 98.2%, compared to 67.1%, 31.8% and 98.9%, respectively, in the first quarter of 2021.
The decrease in the Casualty and Specialty segment combined ratio in the first quarter of 2022 was driven by the decrease of 0.7 percentage points in the underwriting expense ratio.
The net claims and claim expense ratio was unchanged from the first quarter of 2021. Included in the first quarter of 2022 is the impact of the Russia-Ukraine War, which added 3.1 percentage points of losses to the current accident year net claims and claim expense ratio.
The decrease in both the underwriting expense ratio and the combined ratio in the first quarter of 2022, as compared to the first quarter of 2021, was principally due to a 1.2 percentage point improvement in the operating expense ratio driven by improved operating leverage, partly offset by a 0.5 percentage point increase in the net acquisition expense ratio due to slightly higher costs associated with the casualty book.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Three months ended March 31	2022	2021	Change
(in thousands)
Management Fee Income
Joint ventures	$13,395	$11,128	$2,267
Structured reinsurance products	7,224	8,774	(1,550)
Managed funds	6,603	8,622	(2,019)
Total management fee income	27,222	28,524	(1,302)

Performance Fee Income
Joint ventures	(103)	1,556	(1,659)
Structured reinsurance products	934	(1,293)	2,227
Managed funds	296	(4,798)	5,094
Total performance fee income	1,127	(4,535)	5,662
Total fee income	$28,349	$23,989	$4,360

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
In the first quarter of 2022, total fee income earned through third-party capital management activities increased $4.4 million, to $28.3 million, compared to $24.0 million in the first quarter of 2021, primarily due to lower performance fee income in the first quarter of 2021 compared to the first quarter of 2022. The lower performance fee in 2021 was driven by the impact of Winter Storm Uri losses on the results of the Company’s joint ventures and managed funds. The performance fee in 2022, although favorable compared to the first quarter of 2021, continued to be negatively impacted by the underwriting deficit carried forward from weather-related losses in 2021. This increase in performance fee income was partially offset by lower management fee income, primarily due to the reduced size of the Company’s structured reinsurance products and lower capital managed at Upsilon, partially offset by increased capital managed at DaVinciRe, Medici and Vermeer.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Three months ended March 31	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$12,161	$10,530	$1,631
Equity in earnings of other ventures	23	16	7
Net income (loss) attributable to redeemable noncontrolling interest	16,165	13,443	2,722
Total fee income	28,349	23,989	4,360

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses.
In addition to the $28.3 million of fee income earned through our third-party capital management activities described above, we earned $20.9 million of additional fees on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended March 31	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$12,161	$10,530	$1,631
Underwriting income (loss) - additional fee income on other underwriting-related activities	20,945	14,604	6,341
Total fees recorded through underwriting income (loss)	33,106	25,134	7,972
Impact of total fees recorded through underwriting income (loss) on the combined ratio	2.2%	2.2%	—%

Net Investment Income

Three months ended March 31	2022	2021	Change
(in thousands)
Fixed maturity investments trading	$62,417	$62,933	$(516)
Short term investments	1,136	573	563
Equity investments trading	2,754	1,491	1,263
Other investments
Catastrophe bonds	17,360	14,468	2,892
Other	5,552	3,801	1,751
Cash and cash equivalents	(41)	102	(143)
	89,178	83,368	5,810
Investment expenses	(5,487)	(3,564)	(1,923)
Net investment income	$83,691	$79,804	$3,887

Net investment income was $83.7 million in the first quarter of 2022, compared to $79.8 million in the first quarter of 2021, an increase of $3.9 million. This increase was primarily driven by higher returns generated from increased invested assets in our catastrophe bond and equity portfolios, offset by higher investment expenses in the current quarter.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended March 31	2022	2021	Change
(in thousands)
Gross realized gains	$9,560	$49,454	$(39,894)
Gross realized losses	(130,712)	(29,056)	(101,656)
Net realized gains (losses) on fixed maturity investments trading	(121,152)	20,398	(141,550)
Net unrealized gains (losses) on fixed maturity investments trading	(464,177)	(297,018)	(167,159)
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(40,288)	14,861	(55,149)
Net realized gains (losses) on equity investments trading	(20)	109,887	(109,907)
Net unrealized gains (losses) on equity investments trading	(48,669)	(177,809)	129,140
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(8,261)	(19,083)	10,822
Net realized and unrealized gains (losses) on other investments - other	9,550	3,201	6,349
Net realized and unrealized gains (losses) on investments	$(673,017)	$(345,563)	$(327,454)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.
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
Net realized and unrealized losses on investments were $673.0 million in the first quarter of 2022, compared to net realized and unrealized losses of $345.6 million in the first quarter of 2021. Impacting our net realized and unrealized losses on investments in the first quarter of 2022 were:
•net realized and unrealized losses on our fixed maturity investments trading of $585.3 million compared to $276.6 million in the first quarter of 2021, an increase in net realized and unrealized losses of $308.7 million. The higher net realized and unrealized losses in the first quarter of 2022 were driven by a more significant increase in interest rates in the first quarter of 2022 as compared to the first quarter of 2021.
•net realized and unrealized losses on equity investments trading of $48.7 million compared to $67.9 million in the first quarter of 2021, a decrease in net realized and unrealized losses of $19.2 million. The net realized and unrealized losses in the first quarter of 2022 were principally driven by broad equity market declines, whereas in the first quarter of 2021, the result was driven by net losses from our investment in Trupanion, Inc.
•net realized and unrealized losses on investments-related derivatives of $40.3 million compared to gains of $14.9 million in the first quarter of 2021, a decrease of $55.1 million, principally driven by the increase in interest rates, which negatively impacted our long interest rate futures positions.
Net Foreign Exchange Gains (Losses)

Three months ended March 31	2022	2021	Change
(in thousands)
Net foreign exchange gains (losses)	$(15,486)	$(22,788)	$7,302

In the first quarter of 2022, net foreign exchange losses were $15.5 million compared to $22.8 million in the first quarter of 2021. The net foreign exchange losses in both periods were primarily driven by losses attributable to third-party investors in Medici which are allocated through noncontrolling interest and miscellaneous foreign exchange losses generated by our underwriting activities.
Our functional currency is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, and in connection with the acquisition of TMR, we acquired certain entities with non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by the foreign currency risk exposures associated with our underwriting operations, and our investment portfolio, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities.
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2021 for additional information related to our exposure to foreign currency risk and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.

Equity in Earnings (Losses) of Other Ventures

Three months ended March 31	2022	2021	Change
(in thousands)
Tower Hill Companies	$(8,703)	$(9,812)	$1,109
Top Layer Re	1,085	2,145	(1,060)
Other	1,228	2,109	(881)
Total equity in earnings (losses) of other ventures	$(6,390)	$(5,558)	$(832)

Equity in earnings (losses) of other ventures represents our pro-rata share of the net income (loss) from our investments in the Tower Hill Companies, Top Layer Re, and our equity investments in a select group of insurance and insurance-related companies, which are included in Other. Except for Top Layer Re, which is recorded on a current quarter basis, equity in earnings (losses) of other ventures is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Losses from our investments in other ventures were $6.4 million in the first quarter of 2022, compared to $5.6 million in the first quarter of 2021, a decrease of $0.8 million.
Other Income (Loss)

Three months ended March 31	2022	2021	Change
(in thousands)
Assumed and ceded reinsurance contracts accounted for at fair value	$1,154	$2,136	$(982)
Other items	39	35	4
Total other income (loss)	$1,193	$2,171	$(978)

In the first quarter of 2022, we generated other income of $1.2 million, compared to $2.2 million in the first quarter of 2021, a decrease of $1.0 million, driven by lower income from assumed and ceded reinsurance contracts accounted for at fair value in the first quarter of 2022 compared to the first quarter of 2021.
Corporate Expenses

Three months ended March 31	2022	2021	Change
(in thousands)
Corporate expenses	$12,502	$10,405	$2,097

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, severance costs, and other miscellaneous costs, including those associated with operating as a publicly traded company.
Corporate expenses increased to $12.5 million in the first quarter of 2022, compared to $10.4 million in the first quarter of 2021. The increase of $2.1 million was primarily due to management departures in 2022.
Income Tax (Expense) Benefit

Three months ended March 31	2022	2021	Change
(in thousands)
Income tax (expense) benefit	$36,707	$19,516	$17,191

We recognized an income tax benefit of $36.7 million in the first quarter of 2022, compared to $19.5 million in the first quarter of 2021. The increase in our income tax benefit is primarily driven by unrealized investment losses in our U.S. based operations.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31	2022	2021	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(25,323)	$(39,934)	$14,611
Redeemable noncontrolling interest - Medici	(5,287)	(13,443)	8,156
Redeemable noncontrolling interest - Vermeer	18,698	6,527	12,171
Net income (loss) attributable to redeemable noncontrolling interests	$(11,912)	$(46,850)	$34,938

Our net loss attributable to redeemable noncontrolling interests was $11.9 million in the first quarter of 2022, compared to $46.9 million in the first quarter of 2021, a change of $34.9 million. This change was primarily due to the following:
•DaVinciRe, which had a net loss in the first quarter of 2022, primarily due to realized and unrealized losses on investments, driven by the increase in interest rates discussed previously, as compared to a larger net loss in the first quarter of 2021, which was driven by losses from Winter Storm Uri; and
•RenaissanceRe Medici Fund Ltd. (“Medici”), which, while generating positive returns for Medici’s investors, had a net loss attributable to redeemable noncontrolling interests in the first quarter of 2022 due to foreign exchange losses on hedges related to foreign currency share classes held by third-party investors. After taking into account the original currency carrying value of Medici’s foreign currency share classes, foreign currency hedges had no net impact to Medici’s investors. This was partially offset by
•Vermeer, which had improved net income in the first quarter of 2022 as compared to the first quarter of 2021, which was impacted by losses resulting from Winter Storm Uri.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2022. Certain of our subsidiaries and branches are required to file FCRs, with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our joint ventures or managed funds. For example, in 2022, RenaissanceRe contributed capital to RenaissanceRe Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. For instance, effective April 1, 2022, RenaissanceRe launched Fontana, an innovative joint venture dedicated to writing Casualty and Specialty risks. In certain instances, we are required to make capital contributions to our subsidiaries, for example, Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer Re’s capital below a specified level.
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
Letter of Credit and Revolving Credit Facilities
We and certain of our subsidiaries, joint ventures, and managed funds maintain secured and unsecured revolving credit facilities and letter of credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts drawn under each of our significant credit facilities are set forth below

At March 31, 2022	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	403,522
Unsecured	456,307
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,164,829

(1)At March 31, 2022, no amounts were issued or drawn under this facility.

(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici Revolving Credit Facility is included on the Company’s consolidated balance sheets under debt. Subsequent to March 31, 2022, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
There have been no material changes to our credit facilities as disclosed in our Form 10-K for the year ended December 31, 2021.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2022, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £751.7 million (December 31, 2021 - £756.0 million). Actual FAL posted for Syndicate 1458 at March 31, 2022 by RenaissanceRe CCL was $953.8 million (December 31, 2021 - $983.4 million), supported by a $275.0 million letter of credit and a $678.8 million deposit of cash and fixed maturity securities (December 31, 2021 - $275.0 million and $708.4 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Certain of our insurance subsidiaries use multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As described below, as of March 31, 2022, all of these trusts were funded in accordance with the relevant regulatory thresholds, However, Renaissance Reinsurance maintains a significant surplus in the amount of approximately $604.6 million, which is the subject of a withdrawal request that is under review by the NYDFS. Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Assets held under trust at March 31, 2022 with respect to our multi-beneficiary reinsurance trusts totaled $1.1 billion and $261.6 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2021 - $1.2 billion and $272.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $537.6 million and $161.9 million, respectively, at March 31, 2022 (December 31, 2021 - $531.8 million and $182.3 million, respectively).
Assets held under trust at March 31, 2022 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $141.4 million, $165.1 million, and $88.4 million for Renaissance Reinsurance, DaVinci and RREAG respectively (December 31, 2021 - $136.3 million, $168.1 million and $86.6 million respectively), compared to the minimum amount required under U.S. state regulations of $131.9 million, $156.8 million and $78.8 million respectively (December 31, 2021 - $128.1 million, $164.5 million and $75.8 million respectively).
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2021. As of March 31, 2022, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2021.

Cash Flows

Three months ended March 31	2022	2021
(in thousands)
Net cash provided by (used in) operating activities	$168,229	$206,538
Net cash provided by (used in) investing activities	(403,900)	(463,131)
Net cash provided by (used in) financing activities	(66,493)	(193,579)
Effect of exchange rate changes on foreign currency cash	6,201	20
Net increase (decrease) in cash and cash equivalents	(295,963)	(450,152)
Cash and cash equivalents, beginning of period	1,859,019	1,736,813
Cash and cash equivalents, end of period	$1,563,056	$1,286,661

2022
During the three months ended March 31, 2022, our cash and cash equivalents decreased by $296.0 million, to $1.6 billion at March 31, 2022, compared to $1.9 billion at December 31, 2021.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2022 were $168.2 million, compared to $206.5 million during the three months ended March 31, 2021. Cash flows provided by operating activities during the three months ended March 31, 2022 were primarily the result of certain adjustments to reconcile our net loss of $397.5 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.0 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•net realized and unrealized losses on investments of $632.7 million primarily driven by unrealized mark-to-market losses resulting from the significant increase in interest rates;
•an increase in reinsurance balances payable of $458.7 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; partially offset by
•an increase in premiums receivable of $1.1 billion due to the timing of receipts and increase in our gross premiums written;
•an increase of $331.3 million in our prepaid reinsurance premiums due to the timing of payments; and
•a decrease in other operating cash flows of $160.6 million primarily reflecting subscriptions received in advance of the issuance of Medici’s non-voting preference shares effective April 1, 2022, which were recorded in other liabilities at March 31, 2021, and an increase in the Company’s deferred tax asset. See “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information related to Medici’s non-voting preference shares.
Cash flows used in investing activities. During the three months ended March 31, 2022, our cash flows used in investing activities were $403.9 million, principally reflecting net purchases of fixed maturity investments trading of $446.8 million, equity investments trading of $374.3 million, and other investments of $210.8 million, partially offset by cash flow from net sales of short term investments of $626.6 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the three months ended March 31, 2022, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows used in financing activities. Our cash flows used in financing activities in the three months ended March 31, 2022 were $66.5 million, and were principally the result of:

•the repurchase of 576.7 thousand of our common shares in open market transactions at an aggregate cost of $93.4 million and an average price of $162.03 per common share;
•dividends paid on our common and preference shares of $16.2 million and $8.9 million, respectively; and partially offset by
•net inflows of $66.7 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At March 31, 2022	At December 31, 2021	Change
(in thousands)
Common shareholders’ equity	$5,366,960	$5,874,281	$(507,321)
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	6,116,960	6,624,281	(507,321)

3.600% Senior Notes due 2029	393,534	393,305	229
3.450% Senior Notes due 2027	297,404	297,281	123
3.700% Senior Notes due 2025	298,889	298,798	91
4.750% Senior Notes due 2025 (DaVinciRe) (1)	149,045	148,969	76
Total senior notes	$1,138,872	$1,138,353	$519
Medici Revolving Credit Facility (2)	$30,000	$30,000	$—
Total debt	$1,168,872	$1,168,353	$519

(1)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinciRe. Because RenaissanceRe controls a majority of DaVinciRe’s issued voting shares, the consolidated financial statements of DaVinciRe are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinciRe and RenaissanceRe’s financial exposure to DaVinciRe is limited to its investment in DaVinciRe’s shares and counterparty credit risk arising from reinsurance transactions.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. Subsequent to March 31, 2022, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Our shareholders’ equity attributable to RenaissanceRe decreased $507.3 million during the three months ended March 31, 2022 principally as a result of:

•the repurchase of 576.7 thousand common shares in open market transactions at an aggregate cost of $93.4 million and an average price of $162.03 per common share;
•our comprehensive loss attributable to RenaissanceRe of $387.5 million; and
•$16.2 million and $8.8 million of dividends on our common and preference shares, respectively; partially offset by
•$11.9 million of net loss attributable to redeemable noncontrolling interests.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021 for additional information related to our common and preference shares.
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
Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021 and “Note 6. Reserve for Claims and Claim Expenses” included herein for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2021 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2022		December 31, 2021		Change
(in thousands, except percentages)
U.S. treasuries	$5,792,746	27.8%	$6,247,779	29.1%	$(455,033)
Agencies	363,256	1.8%	361,684	1.7%	1,572
Non-U.S. government	485,193	2.3%	549,613	2.6%	(64,420)
Non-U.S. government-backed corporate	431,008	2.1%	474,848	2.2%	(43,840)
Corporate	3,420,946	16.4%	3,214,438	15.0%	206,508
Agency mortgage-backed	714,176	3.4%	721,955	3.4%	(7,779)
Non-agency mortgage-backed	212,145	1.0%	233,346	1.1%	(21,201)
Commercial mortgage-backed	567,186	2.7%	634,925	3.0%	(67,739)
Asset-backed	1,042,429	5.0%	1,068,543	5.0%	(26,114)
Total fixed maturity investments, at fair value	13,029,085	62.5%	13,507,131	63.1%	(478,046)
Short term investments, at fair value	4,685,280	22.5%	5,298,385	24.7%	(613,105)
Equity investments trading, at fair value	873,268	4.2%	546,016	2.5%	327,252

Catastrophe bonds	1,233,023	5.9%	1,104,034	5.1%	128,989
Direct private equity investments	80,213	0.4%	88,373	0.4%	(8,160)
Fund investments	784,243	3.8%	725,802	3.4%	58,441
Term loans	85,000	0.4%	74,850	0.3%	10,150
Total other investments, at fair value	2,182,479	10.5%	1,993,059	9.2%	189,420
Total managed investment portfolio	20,770,112	99.7%	21,344,591	99.5%	(574,479)
Investments in other ventures, under equity method	81,106	0.3%	98,068	0.5%	(16,962)
Total investments	$20,851,218	100.0%	$21,442,659	100.0%	$(591,441)

We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. For additional information regarding our investments and the fair value measurement of our investments refer to “Note 3. Investments” and “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements.”
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

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2022	December 31, 2021	Change
(in thousands)
Catastrophe bonds	$1,233,023	$1,104,034	$128,989
Direct private equity investments	80,213	88,373	(8,160)
Fund investments	784,243	725,802	58,441
Term loans	85,000	74,850	10,150
Total other investments	$2,182,479	$1,993,059	$189,420

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
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and certain private credit funds and three months for private equity funds and private credit funds, although we have occasionally experienced delays of up to six months at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period using all information available to us. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded as a change in estimate in our consolidated statement of operations in the period in which they are reported to us. Included in net realized and unrealized gains (losses) on investments for the three months ended March 31, 2022 is income of $19.2 million (2021 - $1.8 million) representing the change in estimate during the period related to the difference between our estimated net realized and unrealized gains (losses) due to the lag in reporting discussed above and the actual amount as reported in the final net asset values provided by our fund managers.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans, and investments in other ventures of $2.8 billion, of which $1.4 billion has been contributed at March 31, 2022. Our remaining commitments to these investments at March 31, 2022 totaled $1.4 billion. In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high long-term issuer credit and financial strength ratings and scores from A.M. Best, S&P, Moody’s and Fitch as applicable. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned.
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of May 2, 2022 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd's Overall Market Rating	A	A+	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

(1)The A.M. Best ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “very Strong” ERM score by A.M. Best.
(2)The S&P ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating and the issuer’s long-term issuer credit rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by S&P.
(3)The Moody’s ratings represent the insurer’s financial strength rating.
(4)The Fitch rating for Renaissance Reinsurance represents the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents Syndicate 1458’s financial strength rating.
As of May 2, 2022, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2021.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021 and “Note 7. Debt and Credit Facilities” included herein.
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

Summarized Balance Sheets

(in thousands)	March 31, 2022	December 31, 2021
Assets
Receivables due from non-obligor subsidiaries	$11,211	$9,550
Other current assets	227,767	106,482
Total current assets	$238,978	$116,032

Goodwill and other intangibles	$107,375	$108,261
Loan receivable from non-obligor subsidiaries	854,637	840,298
Other noncurrent assets	1,443,553	1,866,059
Total noncurrent assets	$2,405,565	$2,814,618

Liabilities
Payables due to non-obligor subsidiaries	$13,019	$160,703
Other current liabilities	38,803	28,680
Total current liabilities	$51,822	$189,383

Loan payable to non-obligor subsidiaries	$203,318	$201,380
Other noncurrent liabilities	1,108,465	1,088,288
Total noncurrent liabilities	$1,311,783	$1,289,668

Summarized Statement of Operations

(in thousands)	Three months ended March 31, 2022
Revenues
Intercompany revenue with non-obligor subsidiaries	$4,936
Other revenue	11,338
Total revenues	16,274
Expenses
Intercompany expense with non-obligor subsidiaries	49,514
Other expense	32,396
Total expenses	81,910
Income tax benefit (expense)	(562)
Net income (loss)	(66,198)
Dividends on RenaissanceRe preference shares	(8,844)
Net income (loss) attributable to Obligor Group	$(75,042)

CURRENT OUTLOOK
Reinsurance Market Trends and Developments
Over the last 10 years, we have made key strategic decisions to build the capabilities and scale that we believe will allow us to generate superior returns in an evolving marketplace. In furtherance of this, in April

2022, we launched Fontana, an innovative casualty and specialty joint venture. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. This has afforded us significant flexibility to react when the world changes.
We believe that market conditions have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. The property catastrophe market in particular has contracted as many participants are unwilling to accept heightened levels of volatility, which continue to grow as a result of the impacts of climate change. We believe that our understanding of volatility places us in a preferred position to accept risk, and we continue to see strong opportunities for growth across our portfolio.
We believe that we are uniquely positioned to write a variety of risks, leveraging the enhancements we have made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. This quarter, with the help of our RenaissanceRe Risk Sciences team, we further updated our hurricane model to reflect our view of the increased risk from the impact of climate change as well as social and economic inflation.
We plan to continue to seek to take advantage of additional opportunities throughout the year and think that strategic decisions we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
General Economic Conditions
We have continued to actively manage our capital in 2022. When our shares trade at attractive levels, we have additional options to manage excess capital, and we may utilize our strong capital position to continue to return excess capital to shareholders. The relative attractiveness of our shares as compared to other capital deployment opportunities increases the hurdle rate against deploying excess capital into our business and furthers our focus on writing business that we believe will create superior returns for shareholders. Whenever possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.
We believe the stresses in the global economy will continue and that this may result in increased market volatility. This was apparent in the rapid increase in interest rates during the most recent quarter which drove significant mark-to-market losses in our investment portfolio. However, as interest rates rise from historic lows, we expect to see an increase in net investment income from our investment portfolio. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment, and in our other property class of business within our Property segment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
Property. We took a disciplined approach at the January 1 and April 1 property catastrophe renewals, and reduced the size of our aggregate retrocessional property catastrophe vehicle, Upsilon RFO. We continue to carefully monitor ongoing, adverse trends in the Florida market with respect to claims practices, litigation risks, and exposure growth, and are prepared to continue to reduce our exposure to risks and accounts exposed to these trends.
Casualty and Specialty. We continue to see ongoing rate increases across multiple lines of business and geographies within our Casualty and Specialty segment, and we have expanded participation on multiple casualty and specialty lines. We intentionally, but carefully, began building this segment during a more challenging phase of the market, constructing a portfolio with embedded options for growth. Over the past three years, we have accelerated this growth into an improving market. We believe that our book of business is beginning to reflect the rate improvements that we have seen over the past several years. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.

See the “Risk Factors” section in our Form 10-K for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2021, during the three months ended March 31, 2022. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2021 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2021.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2021.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 4, 2022, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the first quarter of 2022, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$306,636
January 1 - 31, 2022	378,850	$166.09	—	$—	378,850	$166.09	243,714
February 1 - 4, 2022	125,068	$157.20	68	$157.96	125,000	$157.20	224,064
February 4 - renewal of authorized share repurchase program of $500.0 million							500,000
February 5 - 28, 2022	120,847	$152.01	48,143	$156.28	72,704	$149.18	489,154
March 1 - 31, 2022	22,429	$145.49	22,320	$145.49	109	$144.82	489,138
Total	647,194	$161.03	70,531	$152.87	576,663	$162.03	$489,138

During the three months ended March 31, 2022, pursuant to our publicly announced share repurchase program, we repurchased 576.7 thousand common shares at an aggregate cost of $93.4 million and an average price of $162.03 per common share. At March 31, 2022, $489.1 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
None.

ITEM 6.        EXHIBITS

10.1*	Employment Agreement, dated as of April 27, 2017, by and between RenaissanceRe Services Ltd. and Sean G. Brosnan.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Represents management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: May 4, 2022    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 4, 2022    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)