Form 10-Q
period 2022-09-30
RENAISSANCERE HOLDINGS LTD
filed 2022-11-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at October 31, 2022 was 43,701,890.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“ASC”	Accounting Standards Codification
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci”	DaVinci Reinsurance Ltd.
“DaVinciRe”	DaVinciRe Holdings Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance, Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer Re”	Top Layer Reinsurance Ltd.
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

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries.
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $13,555,195 at September 30, 2022 (December 31, 2021 – $13,552,579)	$12,671,098	$13,507,131
Short term investments, at fair value	4,935,960	5,298,385
Equity investments trading, at fair value	950,393	546,016
Other investments, at fair value	2,263,164	1,993,059
Investments in other ventures, under equity method	72,535	98,068
Total investments	20,893,150	21,442,659
Cash and cash equivalents	1,204,241	1,859,019
Premiums receivable	5,479,305	3,781,542
Prepaid reinsurance premiums	1,233,551	854,722
Reinsurance recoverable	4,969,244	4,268,669
Accrued investment income	84,508	55,740
Deferred acquisition costs and value of business acquired	1,181,156	849,160
Receivable for investments sold	298,346	380,442
Other assets	353,147	224,053
Goodwill and other intangible assets	239,187	243,496
Total assets	$35,935,835	$33,959,502
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$15,662,955	$13,294,630
Unearned premiums	5,046,150	3,531,213
Debt	1,169,917	1,168,353
Reinsurance balances payable	4,158,610	3,860,963
Payable for investments purchased	589,886	1,170,568
Other liabilities	251,485	755,441
Total liabilities	26,879,003	23,781,168
Commitments and contingencies
Redeemable noncontrolling interests	4,174,960	3,554,053
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at September 30, 2022 (December 31, 2021 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 43,701,890 shares issued and outstanding at September 30, 2022 (December 31, 2021 – 44,444,831)	43,702	44,445
Additional paid-in capital	465,565	608,121
Accumulated other comprehensive income (loss)	(16,773)	(10,909)
Retained earnings	3,639,378	5,232,624
Total shareholders’ equity attributable to RenaissanceRe	4,881,872	6,624,281
Total liabilities, noncontrolling interests and shareholders’ equity	$35,935,835	$33,959,502

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2022 and 2021
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
Gross premiums written	$2,220,661	$1,774,180	$7,628,264	$6,520,780
Net premiums written	$1,821,711	$1,486,440	$5,850,544	$4,822,815
Decrease (increase) in unearned premiums	(54,690)	19,825	(1,140,715)	(969,924)
Net premiums earned	1,767,021	1,506,265	4,709,829	3,852,891
Net investment income	157,793	78,267	348,695	238,996
Net foreign exchange gains (losses)	(1,383)	(4,755)	(67,690)	(24,309)
Equity in earnings (losses) of other ventures	1,739	5,305	2,732	8,479
Other income (loss)	2,834	1,692	4,950	4,449
Net realized and unrealized gains (losses) on investments	(641,500)	(42,071)	(1,968,624)	(196,616)
Total revenues	1,286,504	1,544,703	3,029,892	3,883,890
Expenses
Net claims and claim expenses incurred	1,967,931	1,798,045	3,515,903	3,185,117
Acquisition expenses	417,644	328,048	1,155,389	880,872
Operational expenses	64,560	58,997	204,987	172,511
Corporate expenses	10,384	10,196	35,238	30,726
Interest expense	12,101	11,919	35,951	35,664
Total expenses	2,472,620	2,207,205	4,947,468	4,304,890
Income (loss) before taxes	(1,186,116)	(662,502)	(1,917,576)	(421,000)
Income tax benefit (expense)	(2,814)	23,630	64,427	29,284
Net income (loss)	(1,188,930)	(638,872)	(1,853,149)	(391,716)
Net (income) loss attributable to redeemable noncontrolling interests	372,429	198,495	335,010	131,801
Net income (loss) attributable to RenaissanceRe	(816,501)	(440,377)	(1,518,139)	(259,915)
Dividends on preference shares	(8,843)	(9,845)	(26,531)	(24,423)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(825,344)	$(450,222)	$(1,544,670)	$(284,338)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(19.27)	$(9.75)	$(35.84)	$(5.94)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(19.27)	$(9.75)	$(35.84)	$(5.94)
Dividends per common share	$0.37	$0.36	$1.11	$1.08

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Comprehensive income (loss)
Net income (loss)	$(1,188,930)	$(638,872)	$(1,853,149)	$(391,716)
Change in net unrealized gains (losses) on investments, net of tax	(1,332)	6	(3,749)	(2,827)
Foreign currency translation adjustments, net of tax	(273)	1,346	(2,115)	2,760
Comprehensive income (loss)	(1,190,535)	(637,520)	(1,859,013)	(391,783)
Net (income) loss attributable to redeemable noncontrolling interests	372,429	198,495	335,010	131,801
Comprehensive income (loss) attributable to redeemable noncontrolling interests	372,429	198,495	335,010	131,801
Comprehensive income (loss) attributable to RenaissanceRe	$(818,106)	$(439,025)	$(1,524,003)	$(259,982)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Preference shares
Beginning balance	$750,000	$525,000	$750,000	$525,000
Issuance of shares	—	500,000	—	500,000
Repurchase of shares	—	(275,000)	—	(275,000)
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	43,881	48,026	44,445	50,811
Repurchase of shares	(176)	(1,483)	(1,051)	(4,503)
Issuance of restricted stock awards	(3)	(3)	308	232
Ending balance	43,702	46,540	43,702	46,540
Additional paid-in capital
Beginning balance	479,085	1,153,881	608,121	1,623,206
Repurchase of shares	(25,132)	(222,322)	(161,788)	(699,962)
Offering expenses	—	(11,111)	—	(11,111)
Change in redeemable noncontrolling interests	(19)	(3,662)	(4,008)	(6,352)
Issuance of restricted stock awards	11,631	11,076	23,240	22,081
Ending balance	465,565	927,862	465,565	927,862
Accumulated other comprehensive income (loss)
Beginning balance	(15,168)	(14,061)	(10,909)	(12,642)
Change in net unrealized gains (loss) on investments, net of tax	(1,332)	6	(3,749)	(2,827)
Foreign currency translation adjustments, net of tax	(273)	1,346	(2,115)	2,760
Ending balance	(16,773)	(12,709)	(16,773)	(12,709)
Retained earnings
Beginning balance	4,480,861	5,504,760	5,232,624	5,373,873
Net income (loss)	(1,188,930)	(638,872)	(1,853,149)	(391,716)
Net (income) loss attributable to redeemable noncontrolling interests	372,429	198,495	335,010	131,801
Dividends on common shares	(16,139)	(16,717)	(48,576)	(51,714)
Dividends on preference shares	(8,843)	(9,845)	(26,531)	(24,423)
Ending balance	3,639,378	5,037,821	3,639,378	5,037,821
Total shareholders’ equity	$4,881,872	$6,749,514	$4,881,872	$6,749,514

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2022 and 2021
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2022	September 30, 2021
Cash flows provided by (used in) operating activities
Net income (loss)	$(1,853,149)	$(391,716)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(1,220)	(16,420)
Equity in undistributed (earnings) losses of other ventures	16,802	13,800
Net realized and unrealized (gains) losses on investments	1,806,678	200,092
Change in:
Premiums receivable	(1,697,763)	(1,247,268)
Prepaid reinsurance premiums	(378,829)	(313,974)
Reinsurance recoverable	(700,575)	(1,266,748)
Deferred acquisition costs and value of business acquired	(331,996)	(259,744)
Reserve for claims and claim expenses	2,368,325	2,852,106
Unearned premiums	1,514,937	1,275,947
Reinsurance balances payable	297,647	475,785
Other	(170,369)	(519,980)
Net cash provided by (used in) operating activities	870,488	801,880
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	18,502,364	12,222,225
Purchases of fixed maturity investments trading	(19,863,469)	(12,957,889)
Net sales (purchases) of equity investments trading	(337,110)	150,755
Net sales (purchases) of short term investments	365,790	363,895
Net sales (purchases) of other investments	(452,447)	(421,318)
Net sales (purchases) of investments in other ventures	617	(20,908)
Return of investment from investment in other ventures	2,222	8,345
Net cash provided by (used in) investing activities	(1,782,033)	(654,895)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(48,576)	(51,714)
Dividends paid – preference shares	(26,587)	(24,423)
RenaissanceRe common share repurchases	(166,664)	(704,465)
Redemption of 5.375% Series E preference shares	—	(275,000)
Issuance of preference shares, net of expenses	—	488,889
Net third-party redeemable noncontrolling interest share transactions	477,707	128,839
Taxes paid on withholding shares	(10,891)	(9,945)
Net cash provided by (used in) financing activities	224,989	(447,819)
Effect of exchange rate changes on foreign currency cash	31,778	4,755
Net increase (decrease) in cash and cash equivalents	(654,778)	(296,079)
Cash and cash equivalents, beginning of period	1,859,019	1,736,813
Cash and cash equivalents, end of period	$1,204,241	$1,440,734

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
•Fibonacci Reinsurance Ltd. (“Fibonacci Re”), an exempted company incorporated in Bermuda and registered as a SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
•The Company and Reinsurance Group of America, Incorporated engaged in an initiative (“Langhorne”) to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) was incorporated to own and manage certain reinsurance entities within Langhorne. Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne and manages the third-parties investing in Langhorne Holdings.
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
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2022	December 31, 2021
U.S. treasuries	$5,745,880	$6,247,779
Corporate (1)	4,121,508	3,689,286
Agencies	375,894	361,684
Non-U.S. government	443,869	549,613
Residential mortgage-backed	698,496	955,301
Commercial mortgage-backed	257,827	634,925
Asset-backed	1,027,624	1,068,543
Total fixed maturity investments trading	$12,671,098	$13,507,131

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2022	Amortized Cost	Fair Value
Due in less than one year	$337,425	$328,786
Due after one through five years	6,991,948	6,686,265
Due after five through ten years	3,780,666	3,422,228
Due after ten years	306,958	249,872
Mortgage-backed	1,056,708	956,323
Asset-backed	1,081,490	1,027,624
Total	$13,555,195	$12,671,098

Equity Investments Trading
The following table summarizes the fair value of equity investments trading:

	September 30, 2022	December 31, 2021
Fixed income exchange traded funds	$394,851	$90,422
Financials	97,410	146,615
Equity exchange traded funds	331,190	114,919
Communications and technology	46,975	82,444
Consumer	33,938	51,083
Healthcare	21,375	28,796
Industrial, utilities and energy	21,444	26,645
Basic materials	3,210	5,092
Total	$950,393	$546,016

Pledged Investments
At September 30, 2022, $7.9 billion of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities (December 31, 2021 - $8.7 billion). Of this amount, $1.2 billion is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities (December 31, 2021 - $1.8 billion). The reduction in pledged assets relates to the release of excess regulatory collateral.
Reverse Repurchase Agreements
At September 30, 2022, the Company held $323.2 million (December 31, 2021 - $5.1 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Fixed maturity investments trading	$107,182	$56,825	$246,146	$179,268
Short term investments	11,601	514	17,134	1,869
Equity investments trading	6,120	1,823	13,390	4,940
Other investments
Catastrophe bonds	25,748	17,184	63,343	48,333
Other	11,258	7,571	23,704	20,711
Cash and cash equivalents	1,386	(38)	1,250	223
	163,295	83,879	364,967	255,344
Investment expenses	(5,502)	(5,612)	(16,272)	(16,348)
Net investment income	$157,793	$78,267	$348,695	$238,996

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net realized gains (losses) on fixed maturity investments trading	$(213,493)	$27,501	$(621,799)	$81,060
Net unrealized gains (losses) on fixed maturity investments trading	(210,665)	(56,869)	(824,662)	(289,872)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(424,158)	(29,368)	(1,446,461)	(208,812)
Net realized and unrealized gains (losses) on investments-related derivatives	(55,580)	(2,056)	(161,946)	3,476
Net realized gains (losses) on equity investments trading	3,066	52,604	38,638	255,902
Net unrealized gains (losses) on equity investments trading	(46,301)	(74,284)	(222,074)	(279,938)
Net realized and unrealized gains (losses) on equity investments trading	(43,235)	(21,680)	(183,436)	(24,036)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(126,992)	(5,994)	(159,913)	(25,075)
Net realized and unrealized gains (losses) on other investments - other	8,465	17,027	(16,868)	57,831
Net realized and unrealized gains (losses) on investments	$(641,500)	$(42,071)	$(1,968,624)	$(196,616)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$5,745,880	$5,745,880	$—	$—
Corporate (1)	4,121,508	—	4,121,508	—
Agencies	375,894	—	375,894	—
Non-U.S. government	443,869	—	443,869	—
Residential mortgage-backed	698,496	—	698,496	—
Commercial mortgage-backed	257,827	—	257,827	—
Asset-backed	1,027,624	—	1,027,624	—
Total fixed maturity investments trading	12,671,098	5,745,880	6,925,218	—
Short term investments	4,935,960	—	4,935,960	—
Equity investments trading	950,393	950,393	—	—
Other investments
Catastrophe bonds	1,135,053	—	1,135,053	—
Direct private equity investments	69,923	—	—	69,923
Term loans	100,000	—	—	100,000
	1,304,976	—	1,135,053	169,923
Fund investments (2)	958,188
Total other investments	2,263,164	—	1,135,053	169,923
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(2,571)	—	—	(2,571)
Derivative assets (4)	53,921	1,179	52,742	—
Derivative liabilities (4)	(47,385)	(5,773)	(41,612)	—
Total other assets and (liabilities)	3,965	(4,594)	11,130	(2,571)
	$20,824,580	$6,691,679	$13,007,361	$167,352

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
(3)Included in assumed and ceded (re)insurance contracts at September 30, 2022 was $5.0 million of other assets and $7.5 million of other liabilities.
(4)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$6,247,779	$6,247,779	$—	$—
Corporate (1)	3,689,286	—	3,689,286	—
Agencies	361,684	—	361,684	—
Non-U.S. government	549,613	—	549,613	—
Residential mortgage-backed	955,301	—	955,301	—
Commercial mortgage-backed	634,925	—	634,925	—
Asset-backed	1,068,543	—	1,068,543	—
Total fixed maturity investments trading	13,507,131	6,247,779	7,259,352	—
Short term investments	5,298,385	—	5,298,385	—
Equity investments trading	546,016	546,016	—	—
Other investments
Catastrophe bonds	1,104,034	—	1,104,034	—
Direct private equity investments	88,373	—	—	88,373
Term loans	74,850			74,850
	1,267,257	—	1,104,034	163,223
Fund investments (2)	725,802
Total other investments	1,993,059	—	1,104,034	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(4,727)	—	—	(4,727)
Derivative assets (4)	17,889	1,067	16,822	—
Derivative liabilities (4)	(16,954)	(1,598)	(15,356)	—
Total other assets and (liabilities)	(3,792)	(531)	1,466	(4,727)
	$21,340,799	$6,793,264	$13,663,237	$158,496

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
U.S. Treasuries
Level 1 - At September 30, 2022, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.2% and a weighted average credit quality of AA (December 31, 2021 - 1.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At September 30, 2022, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 6.3% and a weighted average credit quality of BBB (December 31, 2021 - 2.6% and BBB, respectively).
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
Agencies
Level 2 - At September 30, 2022, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AA (December 31, 2021 - 1.2% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2022, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2021 - 1.2% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At September 30, 2022, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.3%, a weighted average credit quality of A, and a weighted average life of 8.5 years (December 31, 2021 - 2.2%, A and 5.6 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At September 30, 2022, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 6.5%, a weighted average credit quality of AA, and a weighted average life of 3.3 years (December 31, 2021 - 1.9%, AA and 4.1 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2022, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 6.6%, a weighted average credit quality of AA and a weighted average life of 5.4 years (December 31, 2021 - 1.8%, AA and 5.4 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 2 - At September 30, 2022, the Company’s short term investments had a weighted average yield to maturity of 3.0% and a weighted average credit quality of AAA (December 31, 2021 - 0.1% and AAA, respectively). The fair value of the Company’s portfolio of short term investments is generally determined using amortized cost which approximates fair value and, in certain cases, in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investments	$69,923	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	100,000	Discounted cash flow	Credit spread adjustment	n/a	n/a	0.2%
			Risk premium	n/a	n/a	2.6%
Total other investments	169,923
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(2,571)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,499
			Expected loss ratio	n/a	n/a	7.3%
			Discount rate	n/a	n/a	4.1%
Total other assets and (liabilities)	(2,571)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$167,352

At December 31, 2021	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual

Direct private equity investments	$88,373	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	74,850	Discounted cash flow	Credit Spread Adjustment	n/a	n/a	0.2%
			Risk Premium	n/a	n/a	2.6%
Total other investments	163,223
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(4,727)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,920
			Expected loss ratio	n/a	n/a	14.7%
			Discount rate	n/a	n/a	1.3%
Total other assets and (liabilities)	(4,727)
Total other assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$158,496

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs. Interest and dividend income are included in net investment income and are excluded from the reconciliation.

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - July 1, 2022	$81,610	$100,000	$(3,064)	$178,546
Included in net investment income	125	—	—	125
Included in net realized and unrealized gains (losses) on investments	(11,762)	—	—	(11,762)
Included in other income (loss)	—	—	543	543
Total foreign exchange gains (losses)	(50)	—	—	(50)
Purchases	—	—	(50)	(50)
Settlements	—	—	—	—
Balance - September 30, 2022	$69,923	$100,000	$(2,571)	$167,352

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	125	605	—	730
Included in net realized and unrealized gains (losses) on investments	(23,515)	—	—	(23,515)
Included in other income (loss)	—	—	1,732	1,732
Total foreign exchange gains (losses)	(60)	—	—	(60)
Purchases	5,000	25,000	424	30,424
Settlements	—	(455)	—	(455)
Balance - September 30, 2022	$69,923	$100,000	$(2,571)	$167,352

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - July 1, 2021	$81,344	$—	$(6,193)	$75,151
Included in net realized and unrealized gains (losses) on investments	3,252	—	—	3,252
Included in other income (loss)	—	—	548	548
Total foreign exchange gains (losses)	(9)	—	—	(9)
Purchases	—	—	124	124
Sales	—	—	—	—
Balance - September 30, 2021	$84,587	$—	$(5,521)	$79,066

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2021	$79,807	$—	$(6,211)	$73,596
Included in net realized and unrealized gains (losses) on investments	731	—	—	731
Included in other income (loss)	—	—	1,084	1,084
Total foreign exchange losses	(5)	—	—	(5)
Purchases	5,000	—	(394)	4,606
Sales	(946)	—	—	(946)
Balance - September 30, 2021	$84,587	$—	$(5,521)	$79,066

Other Investments
Direct Private Equity Investments
Level 3 - At September 30, 2022, the Company’s other investments included $69.9 million (December 31, 2021 - $88.4 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entity. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entity in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.

Term Loans
Level 3 - At September 30, 2022, the Company’s other investments included a $100.0 million (December 31, 2021 - $74.9 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, or SOFR, which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2022, the Company had a $2.6 million net liability (December 31, 2021 - $4.7 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2022 were debt obligations of $1.2 billion (December 31, 2021 - $1.2 billion). At September 30, 2022, the fair value of the Company’s debt obligations was $1.1 billion (December 31, 2021 – $1.3 billion).
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

	September 30, 2022	December 31, 2021
Other investments	$2,263,164	$1,993,059
Other assets	$4,954	$6,100
Other liabilities	$7,525	$10,827

The change in fair value of other investments resulted in net unrealized losses on investments for the three and nine months ended September 30, 2022 of $137.4 million and $208.1 million, respectively (September 30, 2021 – net unrealized gains of $0.9 million and $26.9 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$677,499	$764,384	See below	See below	See below
Private equity funds	280,689	445,941	See below	See below	See below
Total other investments measured using net asset valuations	$958,188	$1,210,325

At December 31, 2021	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$473,112	$868,571	See below	See below	See below
Private equity funds	241,297	458,566	See below	See below	See below
Hedge funds	11,394	—	See below	See below	See below
Total other investments measured using net asset valuations	$725,803	$1,327,137

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
Hedge Funds
At September 30, 2022, the Company had an investment in a hedge fund of $Nil (December 31, 2021 - $11.4 million). The hedge fund was primarily focused on global credit opportunities which were generally redeemable at the option of the limited partnership interest holder. During the first quarter of 2022, the Company fully redeemed its investment in the hedge fund.
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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At September 30, 2022	Carrying amount	Unfunded Commitments	Total
Other investments	$787,941	$1,151,926	$1,939,867

At December 31, 2021
Other investments	$539,866	$1,282,451	$1,822,317

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Premiums Written
Direct	$295,213	$255,148	$935,079	$739,999
Assumed	1,925,448	1,519,032	6,693,185	5,780,781
Ceded	(398,950)	(287,740)	(1,777,720)	(1,697,965)
Net premiums written	$1,821,711	$1,486,440	$5,850,544	$4,822,815
Premiums Earned
Direct	$280,389	$216,658	$801,759	$567,161
Assumed	2,006,596	1,798,229	5,307,078	4,669,877
Ceded	(519,964)	(508,622)	(1,399,008)	(1,384,147)
Net premiums earned	$1,767,021	$1,506,265	$4,709,829	$3,852,891
Claims and Claim Expenses
Gross claims and claim expenses incurred	$3,096,540	$3,063,826	$4,913,313	$4,980,178
Claims and claim expenses recovered	(1,128,609)	(1,265,781)	(1,397,410)	(1,795,061)
Net claims and claim expenses incurred	$1,967,931	$1,798,045	$3,515,903	$3,185,117

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
At September 30, 2022, the Company’s premiums receivable balance was $5.5 billion (December 31, 2021 - $3.8 billion). Of the Company’s premiums receivable balance as of September 30, 2022, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $4.8 million at September 30, 2022 (December 31, 2021 - $2.8 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$4,350	$2,776	$2,776	$2,776
Provision for allowance	419	1,574	1,993	1,574
Ending balance	$4,769	$4,350	$4,769	$4,350

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsured policy. The Company accrues amounts that are due from assuming companies based on estimated ultimate losses applicable to the contracts.

At September 30, 2022, the Company’s reinsurance recoverable balance was $5.0 billion (December 31, 2021 - $4.3 billion). Of the Company’s reinsurance recoverable balance at September 30, 2022, 46.0% is fully collateralized by our reinsurers, 53.3% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.8% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2021 - 46.9%, 52.1% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 21.0%, 6.7% and 4.8%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2022 (December 31, 2021 - 19.9%, 8.4% and 4.3%, respectively). The provision for current expected credit losses on the Company’s reinsurance recoverable balance was $12.1 million at September 30, 2022 (December 31, 2021 - $8.3 million). The three largest company-specific components of the provision for current expected credit losses represented 14.4%, 11.3% and 7.9%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2022 (December 31, 2021 - 18.0%, 13.9% and 11.2%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$9,005	$8,344	$8,344	$8,344
Provision for allowance	3,082	661	3,743	661
Ending balance	$12,087	$9,005	$12,087	$9,005

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
The following table summarizes the Company’s claims and claim expense reserves by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2022	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,835,138	$1,722,667	$4,214,919	$7,772,724
Casualty and Specialty	1,875,979	144,419	5,869,833	7,890,231
Total	$3,711,117	$1,867,086	$10,084,752	$15,662,955

At December 31, 2021
Property	$1,555,210	$1,996,760	$2,825,718	$6,377,688
Casualty and Specialty	1,784,334	128,065	5,004,543	6,916,942
Total	$3,339,544	$2,124,825	$7,830,261	$13,294,630

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2022	2021
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$9,025,961	$7,455,128
Net incurred related to:
Current year	3,608,599	3,393,828
Prior years	(92,696)	(208,711)
Total net incurred	3,515,903	3,185,117
Net paid related to:
Current year	101,258	250,395
Prior years	1,454,977	1,282,895
Total net paid	1,556,235	1,533,290
Foreign exchange (1)	(291,918)	(66,469)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	10,693,711	9,040,486
Reinsurance recoverable as of end of period	4,969,244	4,192,758
Reserve for claims and claim expenses as of end of period	$15,662,955	$13,233,244

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
The following table details the Company’s prior year net development by segment of its liability for net unpaid claims and claim expenses:

Nine months ended September 30,	2022	2021
	(Favorable) adverse development	(Favorable) adverse development
Property	$(76,069)	$(202,080)
Casualty and Specialty	(16,627)	(6,631)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(92,696)	$(208,711)

Changes to prior year estimated net claims reserves decreased net loss by $92.7 million during the nine months ended September 30, 2022 (2021 - increased net income by $208.7 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinciRe and Vermeer, and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Loss Events	$42,766
2020 Weather-Related Large Loss Events	(32,988)
2019 Large Loss Events	(50,148)
2018 Large Loss Events	(15,493)
2017 Large Loss Events	(28,722)
Other	2,609
Total large catastrophe events	(81,976)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	5,907
Total small catastrophe events and attritional loss movements	5,907
Total catastrophe and attritional net claims and claim expenses	(76,069)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(76,069)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment for the nine months ended September 30, 2022 of $76.1 million included net favorable development on prior accident years net claims and claim expenses largely driven by better than expected loss emergence associated with the following large catastrophe events:
•$33.0 million of net favorable development associated with Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts (collectively, the “2020 Weather-Related Large Loss Events”);
•$50.1 million of net favorable development associated with Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts (collectively, the “2019 Large Loss Events”);
•$15.5 million of net favorable development associated with Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts (collectively, the “2018 Large Loss Events”); and
•$28.7 million of net favorable development associated with Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts (collectively, the “2017 Large Loss Events”); partially offset by
•$42.8 million of net adverse development associated with Winter Storm Uri, the European Floods, Hurricane Ida, the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, the Midwest Derecho in December 2021, and losses associated with aggregate loss contracts (collectively, the “2021 Weather-Related Large Loss Events”), as a result of unfavorable loss emergence.

The Company’s Property segment also experienced net adverse development of $5.9 million in the nine months ended September 30, 2022 associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Nine months ended September 30,	2021
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2020 Weather-Related Large Loss Events	$16,939
2019 Large Loss Events	(40,582)
2018 Large Loss Events	(99,337)
2017 Large Loss Events	(38,220)
Other	614
Total large catastrophe events	(160,586)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(41,494)
Total small catastrophe events and attritional loss movements	(41,494)
Total catastrophe and attritional net claims and claim expenses	(202,080)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(202,080)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Property segment in the nine months ended September 30, 2021 of $202.1 million was primarily comprised of net favorable development on prior accident years net claims and claim expenses largely driven by better than expected loss emergence associated with the following large catastrophe events:
•$99.3 million associated with the 2018 Large Loss Events;
•$40.6 million associated with the 2019 Large Loss Events; and
•$38.2 million associated with the 2017 Large Loss Events; partially offset by
•$16.9 million of net adverse development associated with the 2020 Large Loss Events, as a result of unfavorable loss emergence.
The Company’s Property segment also experienced net favorable development of $41.5 million in the nine months ended September 30, 2021 associated with a number of other small catastrophe events as well as attritional loss movements related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2022	2021
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(38,139)	$(9,612)
Actuarial assumption changes	21,512	2,981
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(16,627)	$(6,631)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $16.6 million in the nine months ended September 30, 2022 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within our specialty lines of business, partially offset by net adverse development of $21.5 million associated with certain actuarial assumption changes.
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
NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2021, except as otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At September 30, 2022, the Company was not in violation of any of its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$353,860	$393,992	$432,316	$393,305
3.450% Senior Notes due 2027	274,782	297,651	321,204	297,281
3.700% Senior Notes due 2025	289,431	299,074	318,852	298,798
4.750% Senior Notes due 2025 (DaVinciRe) (1)	144,611	149,200	166,071	148,969
Total senior notes	1,062,684	1,139,917	1,238,443	1,138,353
Medici Revolving Credit Facility (2)	30,000	30,000	30,000	30,000
Total debt	$1,092,684	$1,169,917	$1,268,443	$1,168,353

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2022	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	477,299
Unsecured	573,152
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,355,451

(1)At September 30, 2022, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici Revolving Credit Facility is included on the Company’s consolidated balance sheets under debt.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2022	December 31, 2021
Redeemable noncontrolling interest - DaVinciRe	$1,618,490	$1,499,451
Redeemable noncontrolling interest - Medici	964,687	856,820
Redeemable noncontrolling interest - Vermeer	1,330,253	1,197,782
Redeemable noncontrolling interest - Fontana	261,530	—
Redeemable noncontrolling interests	$4,174,960	$3,554,053

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Redeemable noncontrolling interest - DaVinciRe	$(219,191)	$(202,362)	$(185,692)	$(158,030)
Redeemable noncontrolling interest - Medici	(107,461)	6,526	(139,635)	5,072
Redeemable noncontrolling interest - Vermeer	(39,164)	(2,659)	2,471	21,157
Redeemable noncontrolling interest - Fontana	(6,613)	—	(12,154)	—
Net income (loss) attributable to redeemable noncontrolling interests	$(372,429)	$(198,495)	$(335,010)	$(131,801)

Redeemable Noncontrolling Interest – DaVinciRe
RenaissanceRe owns a noncontrolling economic interest in DaVinciRe; however, because RenaissanceRe controls a majority of DaVinciRe’s issued voting shares, the Company consolidates DaVinciRe and all significant intercompany transactions have been eliminated. The portion of DaVinciRe’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinciRe was 30.9% at September 30, 2022 (December 31, 2021 - 28.7%).
DaVinciRe shareholders are party to a shareholders agreement which provides DaVinciRe shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinciRe of such shareholder’s desire for DaVinciRe to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinciRe’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinciRe’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinciRe before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on outstanding loss reserves. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value as of the end of the period preceding the sale and can be subject to a true-up for potential development on outstanding loss reserves.
2022
During the nine months ended September 30, 2022, DaVinciRe completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $177.9 million of its shares in DaVinciRe to third-party investors and purchased an aggregate of $161.6 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinciRe subsequent to these transactions was 30.9%.
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
The Company expects its noncontrolling economic ownership in DaVinciRe to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinciRe is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$1,762,677	$1,642,656	$1,499,451	$1,560,693
Redemption of shares from redeemable noncontrolling interests, net of adjustments	74,983	(637)	(86,586)	(157,863)
Sale of shares to redeemable noncontrolling interests, net of adjustments	21	3,932	391,317	198,789
Net income (loss) attributable to redeemable noncontrolling interest	(219,191)	(202,362)	(185,692)	(158,030)
Ending balance	$1,618,490	$1,443,589	$1,618,490	$1,443,589

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

2022
During the nine months ended September 30, 2022, investors subscribed for $347.1 million, including $10 million from the Company, and redeemed $99.6 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.0% at September 30, 2022.
2021
During the nine months ended September 30, 2021, third-party investors subscribed for $191.5 million and redeemed $30.7 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.4% at September 30, 2021.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$1,052,560	$880,320	$856,820	$717,999
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(2,522)	(22,921)	(99,634)	(30,666)
Sale of shares to redeemable noncontrolling interests	22,110	20,000	347,136	191,520
Net income (loss) attributable to redeemable noncontrolling interest	(107,461)	6,526	(139,635)	5,072
Ending balance	$964,687	$883,925	$964,687	$883,925

Redeemable Noncontrolling Interest – Vermeer
RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, PFZW, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. Vermeer is managed by RUM in return for a management fee. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statement of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2022
During the nine months ended September 30, 2022, PFZW subscribed for $130 million of the participating, non-voting common shares of Vermeer.
2021
During the nine months ended September 30, 2021, PFZW subscribed for $Nil of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$1,269,417	$1,133,443	$1,197,782	$1,109,627
Sale of shares to redeemable noncontrolling interest	100,000	—	130,000	—
Net income (loss) attributable to redeemable noncontrolling interest	(39,164)	(2,659)	2,471	21,157
Ending balance	$1,330,253	$1,130,784	$1,330,253	$1,130,784

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
2022
During the nine months ended September 30, 2022, the Company launched Fontana with capital commitments of $475.0 million, of which $400 million was funded on April 1, 2022. Of this amount, $273.7 million was funded by third-party investors. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana was 31.6% at September 30, 2022.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Beginning balance	$268,143	$—	$—	$—
Sale of shares to redeemable noncontrolling interest	—	—	273,684	—
Net income (loss) attributable to redeemable noncontrolling interest	(6,613)	—	(12,154)	—
Ending balance	$261,530	$—	$261,530	$—

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
2022
During the nine months ended September 30, 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. Also during the nine months ended September 30, 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $254.1 million of capital to investors, including $52.8 million to the Company. At September 30, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 12.5%.
At September 30, 2022, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $4.1 billion and $4.1 billion, respectively (December 31, 2021 - $3.9 billion and $3.9 billion, respectively). Of the total assets and liabilities, a net amount of $0.2 billion (December 31, 2021 - $0.2 billion) is attributable to the Company, and $1.3 billion (December 31, 2021 - $1.5 billion) is attributable to third-party investors.
2021
During the nine months ended September 30, 2021, $544.6 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $32.3 million to the Company. In addition, during the nine months ended September 30, 2021 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $419.6 million of capital to its investors, including $45.0 million to the Company. At September 30, 2021, the Company’s participation in the risks assumed by Upsilon RFO was 12.6%.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At September 30, 2022, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.5 billion and $184.4 million, respectively (December 31, 2021 - $1.3 billion and $69.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.3 billion at September 30, 2022 (December 31, 2021 - $1.2 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At September 30, 2022, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $615.6 million and $233.3 million, respectively. In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $261.5 million at September 30, 2022.
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
Renaissance Reinsurance and DaVinci have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $39.6 million and $9.9 million, respectively, during the nine months ended September 30, 2022 (2021 - $39.5 million and $9.9 million, respectively). In addition, Renaissance Reinsurance and DaVinci recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $29.4 million and $7.3 million, respectively, during the nine months ended September 30, 2022 (2021 - $22.5 million and $5.6 million, respectively).
Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount of $250.0 million. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $250.0 million and $150.0 million. At September 30, 2022, the total assets and total liabilities of Mona Lisa Re were $663.7 million and $663.7 million, respectively (December 31, 2021 - $650.5 million and $650.5 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.4 million at September 30, 2022 (December 31, 2021 - $6.5 million).
Fibonacci Re
Fibonacci Re was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates.
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of September 30, 2022 and December 31, 2021, and there was no material impact on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and September 30, 2021.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2022, the Company has invested $2.5 million in Langhorne Holdings (December 31, 2021 - $2.3 million), a company that owns and manages certain reinsurance entities within Langhorne. In addition, as of September 30, 2022 the Company has invested $0.1 million in Langhorne

Partners (December 31, 2021 - $0.1 million), the general partner for Langhorne and the entity which manages the third-party investors investing into Langhorne Holdings.
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
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.37 per common share, payable to common shareholders of record on March 15, 2022, June 15, 2022 and September 15, 2022, and the Company paid the dividends on March 31, 2022, June 30, 2022 and September 30, 2022, respectively.
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
During the nine months ended September 30, 2022, the Company paid $26.5 million in preference share dividends (2021 - $24.4 million) and $48.6 million in common share dividends (2021 - $51.7 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company. During the nine months ended September 30, 2022, the Company repurchased 1.1 million common shares at an aggregate cost of $162.8 million and an average price of $155.00 per common share. At September 30, 2022, $500.0 million remained available for repurchase under the share repurchase program.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(825,344)	$(450,222)	$(1,544,670)	$(284,338)
Amount allocated to participating common shareholders (1)	(306)	(229)	(813)	(485)
Net income (loss) allocated to RenaissanceRe common shareholders	$(825,650)	$(450,451)	$(1,545,483)	$(284,823)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	42,837	46,223	43,121	47,988
Per common share equivalents of non-vested shares (2)	—	—	—	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	42,837	46,223	43,121	47,988
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(19.27)	$(9.75)	$(35.84)	$(5.94)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(19.27)	$(9.75)	$(35.84)	$(5.94)

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company’s stock compensation plans.
(2)In periods for which the Company has net loss allocated to RenaissanceRe common shareholders, the denominator used in calculating net loss attributable to RenaissanceRe common shareholders per common share - basic is also used in calculating net loss attributable to RenaissanceRe common shareholders per common share - diluted. For the three and nine months ended September 30, 2022, per common share equivalents of non-vested shares of 94 thousand and 81 thousand, respectively, could potentially be dilutive in future periods if the Company reports net income allocated to RenaissanceRe common shareholders.

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$800,330	$1,420,331	$—	$2,220,661
Net premiums written	$696,520	$1,125,191	$—	$1,821,711
Net premiums earned	$839,817	$927,204	$—	$1,767,021
Net claims and claim expenses incurred	1,372,583	595,348	—	1,967,931
Acquisition expenses	141,675	275,969	—	417,644
Operational expenses	48,158	16,402	—	64,560
Underwriting income (loss)	$(722,599)	$39,485	$—	(683,114)
Net investment income			157,793	157,793
Net foreign exchange gains (losses)			(1,383)	(1,383)
Equity in earnings of other ventures			1,739	1,739
Other income (loss)			2,834	2,834
Net realized and unrealized gains (losses) on investments			(641,500)	(641,500)
Corporate expenses			(10,384)	(10,384)
Interest expense			(12,101)	(12,101)
Income (loss) before taxes and redeemable noncontrolling interests				(1,186,116)
Income tax benefit (expense)			(2,814)	(2,814)
Net (income) loss attributable to redeemable noncontrolling interests			372,429	372,429
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(825,344)

Net claims and claim expenses incurred – current accident year	$1,396,842	$602,995	$—	$1,999,837
Net claims and claim expenses incurred – prior accident years	(24,259)	(7,647)	—	(31,906)
Net claims and claim expenses incurred – total	$1,372,583	$595,348	$—	$1,967,931

Net claims and claim expense ratio – current accident year	166.3%	65.0%		113.2%
Net claims and claim expense ratio – prior accident years	(2.9)%	(0.8)%		(1.8)%
Net claims and claim expense ratio – calendar year	163.4%	64.2%		111.4%
Underwriting expense ratio	22.6%	31.5%		27.3%
Combined ratio	186.0%	95.7%		138.7%

Nine months ended September 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,362,159	$4,266,105	$—	$7,628,264
Net premiums written	$2,474,661	$3,375,883	$—	$5,850,544
Net premiums earned	$2,081,989	$2,627,840	$—	$4,709,829
Net claims and claim expenses incurred	1,804,268	1,711,635	—	3,515,903
Acquisition expenses	406,338	749,051	—	1,155,389
Operational expenses	144,717	60,270	—	204,987
Underwriting income (loss)	$(273,334)	$106,884	$—	(166,450)
Net investment income			348,695	348,695
Net foreign exchange gain (loss)			(67,690)	(67,690)
Equity in earnings of other ventures			2,732	2,732
Other income (loss)			4,950	4,950
Net realized and unrealized gain (loss) on investments			(1,968,624)	(1,968,624)
Corporate expenses			(35,238)	(35,238)
Interest expense			(35,951)	(35,951)
Income (loss) before taxes and redeemable noncontrolling interests				(1,917,576)
Income tax benefit (expense)			64,427	64,427
Net (income) loss attributable to redeemable noncontrolling interests			335,010	335,010
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(1,544,670)

Net claims and claim expenses incurred – current accident year	$1,880,337	$1,728,262	$—	$3,608,599
Net claims and claim expenses incurred – prior accident years	(76,069)	(16,627)	—	(92,696)
Net claims and claim expenses incurred – total	$1,804,268	$1,711,635	$—	$3,515,903

Net claims and claim expense ratio – current accident year	90.3%	65.8%		76.6%
Net claims and claim expense ratio – prior accident years	(3.6)%	(0.7)%		(1.9)%
Net claims and claim expense ratio – calendar year	86.7%	65.1%		74.7%
Underwriting expense ratio	26.4%	30.8%		28.9%
Combined ratio	113.1%	95.9%		103.6%

Three months ended September 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$773,692	$1,000,488	$—	$1,774,180
Net premiums written	$681,095	$805,345	$—	$1,486,440
Net premiums earned	$816,376	$689,889	$—	$1,506,265
Net claims and claim expenses incurred	1,323,678	474,367	—	1,798,045
Acquisition expenses	134,179	193,869	—	328,048
Operational expenses	40,448	18,549	—	58,997
Underwriting income (loss)	$(681,929)	$3,104	$—	(678,825)
Net investment income			78,267	78,267
Net foreign exchange gains (losses)			(4,755)	(4,755)
Equity in earnings of other ventures			5,305	5,305
Other income (loss)			1,692	1,692
Net realized and unrealized gains (losses) on investments			(42,071)	(42,071)
Corporate expenses			(10,196)	(10,196)
Interest expense			(11,919)	(11,919)
Income (loss) before taxes and redeemable noncontrolling interests				(662,502)
Income tax benefit (expense)			23,630	23,630
Net (income) loss attributable to redeemable noncontrolling interests			198,495	198,495
Dividends on preference shares			(9,845)	(9,845)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(450,222)

Net claims and claim expenses incurred – current accident year	$1,469,613	$476,082	$—	$1,945,695
Net claims and claim expenses incurred – prior accident years	(145,935)	(1,715)	—	(147,650)
Net claims and claim expenses incurred – total	$1,323,678	$474,367	$—	$1,798,045

Net claims and claim expense ratio – current accident year	180.0%	69.0%		129.2%
Net claims and claim expense ratio – prior accident years	(17.9)%	(0.2)%		(9.8)%
Net claims and claim expense ratio – calendar year	162.1%	68.8%		119.4%
Underwriting expense ratio	21.4%	30.8%		25.7%
Combined ratio	183.5%	99.6%		145.1%

Nine months ended September 30, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,574,067	$2,946,713	$—	$6,520,780
Net premiums written	$2,492,890	$2,329,925	$—	$4,822,815
Net premiums earned	$1,981,939	$1,870,952	$—	$3,852,891
Net claims and claim expenses incurred	1,919,660	1,265,457	—	3,185,117
Acquisition expenses	356,171	524,701	—	880,872
Operational expenses	114,710	57,801	—	172,511
Underwriting income (loss)	$(408,602)	$22,993	$—	(385,609)
Net investment income			238,996	238,996
Net foreign exchange gain (loss)			(24,309)	(24,309)
Equity in earnings of other ventures			8,479	8,479
Other income (loss)			4,449	4,449
Net realized and unrealized gain (loss) on investments			(196,616)	(196,616)
Corporate expenses			(30,726)	(30,726)
Interest expense			(35,664)	(35,664)
Income (loss) before taxes and redeemable noncontrolling interests				(421,000)
Income tax benefit (expense)			29,284	29,284
Net (income) loss attributable to redeemable noncontrolling interests			131,801	131,801
Dividends on preference shares			(24,423)	(24,423)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(284,338)

Net claims and claim expenses incurred – current accident year	$2,121,740	$1,272,088	$—	$3,393,828
Net claims and claim expenses incurred – prior accident years	(202,080)	(6,631)	—	(208,711)
Net claims and claim expenses incurred – total	$1,919,660	$1,265,457	$—	$3,185,117

Net claims and claim expense ratio – current accident year	107.1%	68.0%		88.1%
Net claims and claim expense ratio – prior accident years	(10.2)%	(0.4)%		(5.4)%
Net claims and claim expense ratio – calendar year	96.9%	67.6%		82.7%
Underwriting expense ratio	23.7%	31.2%		27.3%
Combined ratio	120.6%	98.8%		110.0%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2022.
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,179	$—	$1,179	Other assets	$—	$1,179
Foreign currency forward contracts (1)	41,080	—	41,080	Other assets	—	41,080
Foreign currency forward contracts (2)	7,255	—	7,255	Other assets	—	7,255
Foreign currency option contracts	—	—	—	Other assets	—	—
Credit default swaps	6	—	6	Other assets	—	6
Total derivative instruments not designated as hedges	49,520	—	49,520		—	49,520
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	4,401	—	4,401	Other assets	—	4,401
Total	$53,921	$—	$53,921		$—	$53,921

	Derivative Liabilities
At September 30, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$4,125	$—	$4,125	Other liabilities	$4,125	$—
Foreign currency forward contracts (1)	38,286	—	38,286	Other liabilities	—	38,286
Foreign currency forward contracts (2)	3,176	—	3,176	Other liabilities	—	3,176
Foreign currency option contracts	—	—	—	Other liabilities	—	—
Credit default swaps	6	—	6	Other assets	6	—
Equity futures	1,648	—	1,648	Other liabilities	1,648	—
Total derivative instruments not designated as hedges	47,241	—	47,241		5,779	41,462
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	144	—	144	Other liabilities	—	144
Total	$47,385	$—	$47,385		$5,779	$41,606

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2022	2021
Derivative instruments not designated as hedges
Interest rate futures (4)	Net realized and unrealized gains (losses) on investments	$(40,245)	$(2,767)
Interest rate swaps (4)	Net realized and unrealized gains (losses) on investments	—	9
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(32,346)	(11,367)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	6,576	3,825
Foreign currency option contracts	Net foreign exchange gains (losses)	208	—
Credit default swaps (4)	Net realized and unrealized gains (losses) on investments	24	366
Total return swaps (4)	Net realized and unrealized gains (losses) on investments	(6)	336
Equity futures (5)	Net realized and unrealized gains (losses) on investments	(16,594)	—
Warrants	Net realized and unrealized gains (losses) on investments	1,241	—
Total derivative instruments not designated as hedges		(81,142)	(9,598)
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	4,925	447
Total		$(76,217)	$(9,151)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2022	2021
Derivative instruments not designated as hedges
Interest rate futures (4)	Net realized and unrealized gains (losses) on investments	$(83,731)	$1,445
Interest rate swaps (4)	Net realized and unrealized gains (losses) on investments	—	(970)
Foreign currency forward contracts (1)	Net foreign exchange gains (losses)	(105,103)	(14,768)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	14,747	(3,076)
Foreign currency option contracts	Net foreign exchange gains (losses)	(236)	—
Credit default swaps (4)	Net realized and unrealized gains (losses) on investments	(6,450)	1,790
Total return swaps (4)	Net realized and unrealized gains (losses) on investments	(6)	1,211
Equity futures (5)	Net realized and unrealized gains (losses) on investments	(73,000)	—
Warrants	Net realized and unrealized gains (losses) on investments	1,241	—
Total derivative instruments not designated as hedges		(252,538)	(14,368)
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	Accumulated other comprehensive income (loss)	9,219	795
Total		$(243,319)	$(13,573)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2022, the Company had $1.8 billion of notional long positions and $0.3 billion of notional short positions of primarily Eurodollar and U.S. treasury futures contracts (December 31, 2021 - $2.2 billion and $0.5 billion, respectively).
Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At September 30, 2022 and December 31, 2021, the Company had no outstanding total return swaps.
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
At September 30, 2022, the Company had outstanding underwriting related foreign currency forward contracts of $1.0 billion in notional long positions and $473.7 million in notional short positions, denominated in U.S. dollars (December 31, 2021 - $915.0 million and $329.3 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2022, the Company had outstanding investment portfolio related foreign currency contracts of $219.8 million in notional long positions and $87.1 million in notional short positions, denominated in U.S. dollars (December 31, 2021 - $245.8 million and $131.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2022, the Company had outstanding credit default swaps of $3.4 million in notional positions to hedge credit risk and $3.5 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2021 - $Nil and $218.5 million, respectively).
Total Return Swaps
From time to time, the Company uses total return swaps as a means to manage spread duration and credit exposure in its investment portfolio. The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At September 30, 2022 and December 31, 2021, the Company had no outstanding total return swaps.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2022, the Company had a $112.5 million notional long position of equity futures, denominated in U.S. dollars (December 31, 2021 - $74.3 million).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
Certain of the Company’s subsidiaries use non-U.S. dollar functional currencies. The Company, from time to time, enters into foreign exchange forwards to hedge currencies, which includes hedges of net investments in foreign operations, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies. These currencies included the Australian dollar as of September 30, 2022, and both the Australian dollar and Euro as of September 30, 2021.
The Company utilizes foreign exchange forward contracts to hedge the fair value of its net investment in a foreign operation. The Company has entered into foreign exchange forward contracts that were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies. There was no ineffectiveness in these transactions.

The table below provides a summary of derivative instruments designated as hedges of net investments in a foreign operation, including the weighted average U.S. dollar equivalent of foreign denominated net (liabilities) assets that were hedged and the resulting derivative gains (losses) that are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$65,599	$(895)	$76,839	$(49,057)
Derivative gains (losses) (1)	$4,925	$447	$9,219	$795

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2022 and 2021, as well as our liquidity and capital resources at September 30, 2022. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2021. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property, casualty and specialty reinsurance, and certain insurance products, principally distributed through intermediaries with whom we have cultivated strong long-term relationships. We believe we have been one of the world’s leading providers of catastrophe reinsurance since our founding. Through the strategic execution of several initiatives, including organic growth and acquisitions, we have expanded and diversified our casualty and specialty platform and products, and believe we are a leader in certain casualty and specialty lines of business.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2022, compared to the third quarter of 2021.

Three months ended September 30,	2022	2021	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,220,661	$1,774,180	$446,481
Net premiums written	$1,821,711	$1,486,440	$335,271
Net premiums earned	$1,767,021	$1,506,265	$260,756
Net claims and claim expenses incurred	1,967,931	1,798,045	169,886
Acquisition expenses	417,644	328,048	89,596
Operational expenses	64,560	58,997	5,563
Underwriting income (loss)	$(683,114)	$(678,825)	$(4,289)

Net investment income	$157,793	$78,267	$79,526
Net realized and unrealized gains (losses) on investments	(641,500)	(42,071)	(599,429)
Total investment result	$(483,707)	$36,196	$(519,903)

Net income (loss)	$(1,188,930)	$(638,872)	$(550,058)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(825,344)	$(450,222)	$(375,122)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(19.27)	$(9.75)	$(9.52)
Dividends per common share	$0.37	$0.36	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	113.2%	129.2%	(16.0)%
Net claims and claim expense ratio – prior accident years	(1.8)%	(9.8)%	8.0%
Net claims and claim expense ratio – calendar year	111.4%	119.4%	(8.0)%
Underwriting expense ratio	27.3%	25.7%	1.6%
Combined ratio	138.7%	145.1%	(6.4)%

Return on average common equity - annualized	(72.4)%	(28.4)%	(44.0)%

Book value	September 30, 2022	June 30, 2022	Change
Book value per common share	$94.55	$113.69	$(19.14)
Accumulated dividends per common share	24.63	24.26	0.37
Book value per common share plus accumulated dividends	$119.18	$137.95	$(18.77)
Change in book value per common share plus change in accumulated dividends	(16.5)%

Net loss attributable to RenaissanceRe common shareholders was $825.3 million in the third quarter of 2022, compared to net loss attributable to RenaissanceRe common shareholders of $450.2 million in the third quarter of 2021, a decrease of $375.1 million. As a result of our net loss attributable to RenaissanceRe common shareholders in the third quarter of 2022, we generated an annualized return on average common equity of negative 72.4% and our book value per common share decreased from $113.69 at June 30, 2022 to $94.55 at September 30, 2022, a 16.5% decrease, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the third quarter of 2022, on a comparative basis to the third quarter of 2021, include:
•Impact of Weather-Related Large Losses - we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $648.4 million resulting from the Q3 2022 Weather-Related Large Losses (as defined below). This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $726.8 million resulting from the Q3 2021 Weather-Related Large Losses (as defined below)
•Underwriting Results - we incurred an underwriting loss of $683.1 million and had a combined ratio of 138.7% in the third quarter of 2022, compared to an underwriting loss of $678.8 million and a combined ratio of 145.1% in the third quarter of 2021. Our underwriting loss in the third quarter of 2022 was comprised of our Property segment, which incurred an underwriting loss of $722.6 million and had a combined ratio of 186.0%, and our Casualty and Specialty segment, which generated underwriting income of $39.5 million and had a combined ratio of 95.7%. In comparison, our underwriting loss in the third quarter of 2021 was comprised of our Property segment, which generated an underwriting loss of $681.9 million, and our Casualty and Specialty segment, which generated underwriting income of $3.1 million;
Our underwriting results in the third quarter of 2022 were principally impacted by the Q3 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $977.4 million and added 57.2 percentage points to the combined ratio, primarily in our Property segment. The third quarter of 2021 was impacted by the Q3 2021 Weather-Related Large Loss Events, which resulted in a net negative impact on the underwriting result of $1.0 billion and added 73.8 percentage points to the combined ratio, primarily in our Property segment;
•Gross Premiums Written - our gross premiums written increased by $446.5 million, or 25.2%, to $2.2 billion, in the third quarter of 2022, compared to the third quarter of 2021. This was comprised of an increase of $419.8 million in our Casualty and Specialty segment and an increase of $26.6 million in our Property segment. Gross premiums written in our Property segment included reinstatement premiums of $234.0 million associated with the Q3 2022 Weather-Related Large Losses, as compared to $254.9 million of reinstatement premiums associated with the Q3 2021 Weather-Related Large Losses in the third quarter of 2021;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was a loss of $483.7 million in the third quarter of 2022, compared to a gain of $36.2 million in the third quarter of 2021. The primary driver of the lower total investment result in the third quarter of 2022 was net realized and unrealized losses on investments of $641.5 million, principally within our fixed maturity investments trading and catastrophe bonds portfolios, and was partially offset by net investment income of $157.8 million. The investment result in the third quarter of 2021 was impacted by net realized and unrealized losses on investments of $42.1 million, principally within our fixed maturity and equity investments trading portfolios, partially offset by net realized and unrealized gains on other investments; and
•Net Loss Attributable to Redeemable Noncontrolling Interests - our net loss attributable to redeemable noncontrolling interests was $372.4 million in the third quarter of 2022, compared to a net loss attributable to redeemable noncontrolling interest of $198.5 million in the third quarter of 2021. The change in the third quarter of 2022 was primarily driven by losses resulting from the Q3 2022 Weather-Related Large Losses and net realized and unrealized losses on investments.

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
Meaningful uncertainty remains regarding the estimates and the nature and extent of the losses from these catastrophe events, driven by the magnitude and recent nature of each event, the geographic areas impacted by the events, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the third quarter of 2022 from the Q3 2022 Weather-Related Large Losses.

Three months ended September 30, 2022	Hurricane Ian	Other Q3 2022 Catastrophe Events (1)	Aggregate Losses	Total Q3 2022 Weather-Related Large Losses (2)
(in thousands)
Net claims and claims expenses incurred	$(990,382)	$(152,418)	$(9,695)	$(1,152,495)
Assumed reinstatement premiums earned	221,799	14,105	9	235,913
Ceded reinstatement premiums earned	(57,733)	(283)	—	(58,016)
Earned (lost) profit commissions	(1,487)	(1,285)	(49)	(2,821)
Net negative impact on underwriting result	(827,803)	(139,881)	(9,735)	(977,419)
Redeemable noncontrolling interest	288,383	40,621	—	329,004
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(539,701)	$(99,260)	$(9,735)	$(648,415)

The financial data below provides additional information detailing the net negative impact of the Q3 2022 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the third quarter of 2022.

Three months ended September 30, 2022	Hurricane Ian	Other Q3 2022 Catastrophe Events (1)	Aggregate Losses	Total Q3 2022 Weather-Related Large Losses (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(820,765)	$(137,881)	$(9,735)	$(968,381)
Net negative impact on Casualty and Specialty segment underwriting result	(7,038)	(2,000)	—	(9,038)
Net negative impact on underwriting result	$(827,803)	$(139,881)	$(9,735)	$(977,419)
Percentage point impact on consolidated combined ratio	47.7	7.7	0.6	57.2

(1)“Other Q3 2022 Catastrophe Events” includes the severe weather in France in May and June of 2022, and typhoons in Asia and Hurricane Fiona during the third quarter of 2022.
(2)“Q3 2022 Weather-Related Large Losses” includes Hurricane Ian, Other Q3 2022 Catastrophe Events and loss estimates associated with certain aggregate losses contracts triggered during 2022 as a result of weather-related catastrophe events.

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the third quarter of 2021 from the Q3 2021 Weather-Related Large Losses.

Three months ended September 30, 2021	Hurricane Ida	European Floods	Other 2021 Catastrophe Events (1)	Aggregate Losses	Total Q3 2021 Weather-Related Large Losses (2)
(in thousands)
Net claims and claims expenses incurred	$(784,016)	$(388,771)	$(33,951)	$(65,008)	$(1,271,746)
Assumed reinstatement premiums earned	157,671	93,914	3,269	—	254,854
Ceded reinstatement premiums earned	(23,318)	(16,690)	—	—	(40,008)
Earned profit commissions	—	8,075	—	—	8,075
Net negative impact on underwriting result	(649,663)	(303,472)	(30,682)	(65,008)	(1,048,825)
Redeemable noncontrolling interest	211,217	95,078	3,371	12,371	322,037
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(438,446)	$(208,394)	$(27,311)	$(52,637)	$(726,788)

The financial data below provides additional information detailing the net negative impact of the Q3 2021 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the third quarter of 2021.

Three months ended September 30, 2021	Hurricane Ida	European Floods	Other 2021 Catastrophe Events (1)	Aggregate Losses	Total Q3 2021 Weather-Related Large Losses (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(630,868)	$(298,156)	$(30,682)	$(65,008)	$(1,024,714)
Net negative impact on Casualty and Specialty segment underwriting result	(18,795)	(5,316)	—	—	(24,111)
Net negative impact on underwriting result	$(649,663)	$(303,472)	$(30,682)	$(65,008)	$(1,048,825)
Percentage point impact on consolidated combined ratio	43.0	18.8	2.0	4.3	73.8

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$800,330	$773,692	$26,638
Net premiums written	$696,520	$681,095	$15,425
Net premiums earned	$839,817	$816,376	$23,441
Net claims and claim expenses incurred	1,372,583	1,323,678	48,905
Acquisition expenses	141,675	134,179	7,496
Operational expenses	48,158	40,448	7,710
Underwriting income (loss)	$(722,599)	$(681,929)	$(40,670)

Net claims and claim expenses incurred – current accident year	$1,396,842	$1,469,613	$(72,771)
Net claims and claim expenses incurred – prior accident years	(24,259)	(145,935)	121,676
Net claims and claim expenses incurred – total	$1,372,583	$1,323,678	$48,905

Net claims and claim expense ratio – current accident year	166.3%	180.0%	(13.7)%
Net claims and claim expense ratio – prior accident years	(2.9)%	(17.9)%	15.0%
Net claims and claim expense ratio – calendar year	163.4%	162.1%	1.3%
Underwriting expense ratio	22.6%	21.4%	1.2%
Combined ratio	186.0%	183.5%	2.5%

Property Gross Premiums Written
In the third quarter of 2022, our Property segment gross premiums written increased by $26.6 million, or 3.4%, to $800.3 million, compared to the third quarter of 2021.
Gross premiums written in the catastrophe class of business were $391.3 million in the third quarter of 2022, an increase of $55.9 million, or 16.6%, compared to the third quarter of 2021. This increase was principally driven by rate improvements on deals renewed in the third quarter of 2022, combined with new opportunities across underwriting platforms. Included in gross premiums written in the catastrophe class of business in the third quarter of 2022 were reinstatement premiums of $233.1 million from the Q3 2022 Weather-Related Large Losses, compared to $246.6 million in the third quarter of 2021 from the Q3 2021 Weather-Related Large Losses.
Gross premiums written in the other property class of business were $409.0 million in the third quarter of 2022, a decrease of $29.2 million, or 6.7%, compared to the third quarter of 2021. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of deals that did not meet our return hurdles, partially offset by growth and rate improvement across other areas of business.
Property Ceded Premiums Written

Three months ended September 30,	2022	2021	Change
(in thousands)
Ceded premiums written	$103,810	$92,597	$11,213

Ceded premiums written in our Property segment were $103.8 million in the third quarter of 2022, an increase of $11.2 million, or 12.1%, compared to the third quarter of 2021. The increase in ceded premiums written was primarily driven by $57.8 million of reinstatement premiums in the third quarter of 2022 associated with the Q3 2022 Weather-Related Large Losses, as compared to $40.0 million associated with the Q3 2021 Weather-Related Large Losses in the third quarter of 2021, and a reduction in premiums ceded to Upsilon third party investors following a reduction in the size of Upsilon RFO.
Property Net Premiums Written

Three months ended September 30,	2022	2021	Change
(in thousands)
Net premiums written	$696,520	$681,095	$15,425

Net premiums written in our Property segment were $696.5 million in the third quarter of 2022, an increase of $15.4 million, or 2.3%, compared to the third quarter of 2021. This increase was driven by the increase in gross premiums written of $26.6 million, partially offset by the increase in ceded premiums written of $11.2 million.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $722.6 million in the third quarter of 2022, compared to an underwriting loss of $681.9 million in the third quarter of 2021. In the third quarter of 2022, our Property segment generated a net claims and claim expense ratio of 163.4%, an underwriting expense ratio of 22.6% and a combined ratio of 186.0%, compared to 162.1%, 21.4% and 183.5%, respectively, in the third quarter of 2021.
Principally impacting the underwriting result and combined ratio in the the third quarter of 2022 were the Q3 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $968.4 million and added 123.0 percentage points to the Property segment combined ratio, reflecting significant impacts in both the catastrophe and other property classes of business. In comparison, the third quarter of 2021 was principally impacted by the Q3 2021 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.0 billion and added 104.5 percentage points to the Property segment combined ratio.
The net claims and claim expense ratio of 163.4% is comprised of a current accident year net claims and claim expense ratio of 166.3% and 2.9 percentage points of prior accident year net favorable development. In comparison, the third quarter of 2021 had a net claims and claim expense ratio of 162.1%, comprised of a current accident year net claims and claim expense ratio of 180.0% and 17.9 percentage points of prior accident year net favorable development. The decrease of 13.7 percentage points in the current accident year net claims and claim expense ratio is primarily a result of the lower impact from the Q3 2022 Weather-Related Large Losses, as compared to the Q3 2021 Weather-Related Large Losses. Q3 2022 Weather-Related Large Losses contributed 127.9 percentage points to the current accident year net claims and claim expense ratio, compared to the weather-related large losses in the third quarter of 2021, which contributed 143.1 percentage points to the current accident year net claims and claim expense ratio.
The underwriting expense ratio increased 1.2 percentage points, driven by the increased impact of the other property class on the segment, which generally has a higher expense ratio than the catastrophe class of business, as well as the reduced benefit to the ratio due to lower management fee income driven by the reduced size of our structured reinsurance products.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$1,420,331	$1,000,488	$419,843
Net premiums written	$1,125,191	$805,345	$319,846
Net premiums earned	$927,204	$689,889	$237,315
Net claims and claim expenses incurred	595,348	474,367	120,981
Acquisition expenses	275,969	193,869	82,100
Operational expenses	16,402	18,549	(2,147)
Underwriting income (loss)	$39,485	$3,104	$36,381

Net claims and claim expenses incurred – current accident year	$602,995	$476,082	$126,913
Net claims and claim expenses incurred – prior accident years	(7,647)	(1,715)	(5,932)
Net claims and claim expenses incurred – total	$595,348	$474,367	$120,981

Net claims and claim expense ratio – current accident year	65.0%	69.0%	(4.0)%
Net claims and claim expense ratio – prior accident years	(0.8)%	(0.2)%	(0.6)%
Net claims and claim expense ratio – calendar year	64.2%	68.8%	(4.6)%
Underwriting expense ratio	31.5%	30.8%	0.7%
Combined ratio	95.7%	99.6%	(3.9)%

Casualty and Specialty Gross Premiums Written
In the third quarter of 2022, our Casualty and Specialty segment gross premiums written increased by $419.8 million, or 42.0%, to $1.4 billion, compared to $1.0 billion in the third quarter of 2021. This increase was primarily driven by growth of $237.0 million in the financial lines classes of business, mainly within our mortgage book of business. Mortgage business has a long earnings tail and as a result written premium in this line of business may take several years to be fully earned.
Our relative mix of business between proportional business and excess of loss business, as well as between different classes of business, has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has a higher expense ratio, and tends to be exposed to more attritional and frequent losses, while being subject to less expected volatility and severity as compared to traditional excess of loss business.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2022	2021	Change
(in thousands)
Ceded premiums written	$295,140	$195,143	$99,997

Ceded premiums written in our Casualty and Specialty segment increased by $100.0 million, to $295.1 million in the third quarter of 2022, compared to $195.1 million in the third quarter of 2021, primarily driven by the increase in gross premiums written subject to our retrocessional quota share reinsurance programs.
As in our Property segment, the purchase of ceded reinsurance protection in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.

Casualty and Specialty Net Premiums Written

Three months ended September 30,	2022	2021	Change
(in thousands)
Net premiums written	$1,125,191	$805,345	$319,846

Net premiums written in our Casualty and Specialty segment increased by $319.8 million, or 39.7%, to $1.1 billion in the third quarter of 2022, compared to $805.3 million in the third quarter of 2021, primarily driven by growth in the financial lines of business, consistent with the changes in gross premiums written.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $39.5 million in the third quarter of 2022, compared to underwriting income of $3.1 million in the third quarter of 2021. In the third quarter of 2022, our Casualty and Specialty segment generated a net claims and claim expense ratio of 64.2%, an underwriting expense ratio of 31.5% and a combined ratio of 95.7%, compared to 68.8%, 30.8% and 99.6%, respectively, in the third quarter of 2021.
The decrease in the Casualty and Specialty segment combined ratio in the third quarter of 2022 was primarily driven by the decrease of 4.6 percentage points in the net claims and claims expense ratio.
The net claims and claim expense ratio decreased 4.6 percentage points from the third quarter of 2021, principally as a result of lower current accident year losses, driven by a lower impact from the Q3 2022 Weather-Related Large Losses as compared to the Q3 2021 Weather-Related Large Losses.
The increase in the underwriting expense ratio in the third quarter of 2022, as compared to the third quarter of 2021, was principally due to a 1.6 percentage point increase in the net acquisition expense ratio due to higher costs and changes in the mix of business. This was largely offset by a 0.9 percentage point improvement in the operating expense ratio, driven by improved operating leverage.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Three months ended September 30,	2022	2021	Change
(in thousands)
Management Fee Income
Joint ventures	$12,271	$8,602	$3,669
Structured reinsurance products	6,377	8,646	(2,269)
Managed funds	6,341	6,606	(265)
Total management fee income	24,989	23,854	1,135

Performance Fee Income
Joint ventures	1,915	2,980	(1,065)
Structured reinsurance products	(1,360)	1,237	(2,597)
Managed funds	184	264	(80)
Total performance fee income	739	4,481	(3,742)
Total fee income	$25,728	$28,335	$(2,607)

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
In the third quarter of 2022, total fee income earned through third-party capital management activities decreased $2.6 million, to $25.7 million, compared to $28.3 million in the third quarter of 2021, primarily due to lower performance fee income in the third quarter of 2022 compared to the third quarter of 2021. Performance fee income was impacted by the Q3 2022 Weather-Related Large Losses and continued to be negatively impacted by the underwriting deficit carried forward from weather-related losses in 2021. We expect this negative impact to decrease over time as our joint ventures and structured retroactive agreements earn back the prior period underwriting losses.
Management fee income was relatively stable in comparison to the third quarter of 2021, with increased capital managed at DaVinci, Vermeer, Medici, and Fontana, which was launched in the second quarter of 2022, largely offset by reductions in the Company’s structured reinsurance products. We expect our management fee income could grow over time if we increase our third-party capital management activities.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Three months ended September 30,	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$11,366	$19,444	$(8,078)
Equity in earnings of other ventures	19	17	2
Net income (loss) attributable to redeemable noncontrolling interest	14,343	8,874	5,469
Total fee income	$25,728	$28,335	$(2,607)

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses. The $11.4 million includes $11.4 million of management fee income, recorded as a reduction to operating expenses and $39.0 thousand of performance fee income recorded as an increase to acquisition expenses (2021 - $19.4 million, $14.2 million and a reduction of $5.3 million, respectively).

In addition to the $25.7 million of fee income earned through our third-party capital management activities described above, we earned additional fees of $23.1 million on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended September 30,	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$11,366	$19,444	$(8,078)
Underwriting income (loss) - additional fee income on other underwriting-related activities	23,102	16,202	6,900
Total fees recorded through underwriting income (loss) (1)	$34,468	$35,646	$(1,178)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	2.0%	2.4%	(0.4)%

(1)The $34.5 million includes $33.5 million of management fee income, recorded as a reduction to operating expenses and $0.9 million of performance fee income recorded as a reduction to acquisition expenses (2021 - $35.6 million, $30.4 million and $5.2 million, respectively).
Net Investment Income

Three months ended September 30,	2022	2021	Change
(in thousands)
Fixed maturity investments trading	$107,182	$56,825	$50,357
Short term investments	11,601	514	11,087
Equity investments trading	6,120	1,823	4,297
Other investments
Catastrophe bonds	25,748	17,184	8,564
Other	11,258	7,571	3,687
Cash and cash equivalents	1,386	(38)	1,424
	163,295	83,879	79,416
Investment expenses	(5,502)	(5,612)	110
Net investment income	$157,793	$78,267	$79,526

Net investment income was $157.8 million in the third quarter of 2022, compared to $78.3 million in the third quarter of 2021, an increase of $79.5 million. This increase was primarily driven by higher investment yields in our fixed maturity trading and short term investments as a result of portfolio management to take advantage of rising interest rates and increase the book yield, along with higher yields and an increase in average invested assets in our equity investments trading and private credit fund investments.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2022	2021	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$11,640	$37,502	$(25,862)
Gross realized losses on fixed maturity investments trading	(225,133)	(10,001)	(215,132)
Net realized gains (losses) on fixed maturity investments trading	(213,493)	27,501	(240,994)
Net unrealized gains (losses) on fixed maturity investments trading	(210,665)	(56,869)	(153,796)
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(55,580)	(2,056)	(53,524)
Net realized gains (losses) on equity investments trading	3,066	52,604	(49,538)
Net unrealized gains (losses) on equity investments trading	(46,301)	(74,284)	27,983
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(126,992)	(5,994)	(120,998)
Net realized and unrealized gains (losses) on other investments - other	8,465	17,027	(8,562)
Net realized and unrealized gains (losses) on investments	$(641,500)	$(42,071)	$(599,429)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps, total return swaps, and warrants), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.
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
Net realized and unrealized losses on investments were $641.5 million in the third quarter of 2022, compared to net realized and unrealized losses of $42.1 million in the third quarter of 2021. Impacting our net realized and unrealized losses on investments in the third quarter of 2022 were:
•net realized and unrealized losses on our fixed maturity investments trading of $424.2 million compared to net realized and unrealized losses of $29.4 million in the third quarter of 2021, an increase of $394.8 million. The net realized and unrealized losses in the third quarter of 2022 were driven by realized and unrealized mark-to-market losses resulting from increases in interest rates in the third quarter of 2022, that were significantly higher than the increase in interest rates in the third quarter of 2021;
•net realized and unrealized losses on equity investments trading of $43.2 million compared to losses of $21.7 million in the third quarter of 2021, a decrease of $21.6 million. The net realized and unrealized losses in the third quarter of 2022 were principally driven by broad equity market declines, whereas in the third quarter of 2021, the losses were driven by the performance of our strategic investments portfolio; and
•net realized and unrealized losses on catastrophe bonds of $127.0 million (primarily held in the Medici portfolio, the majority of which is owned by third-party investors), principally driven by the broader market’s evaluation of the impact of Hurricane Ian on catastrophe bond pricing, as compared to net realized and unrealized losses of $6.0 million in the third quarter of 2021.

Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2022	2021	Change
(in thousands)
Net foreign exchange gains (losses)	$(1,383)	$(4,755)	$3,372

In the third quarter of 2022, net foreign exchange losses were $1.4 million compared to $4.8 million in the third quarter of 2021.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2022	2021	Change
(in thousands)
Tower Hill Companies	$194	$1,582	$(1,388)
Top Layer Re	1,686	1,516	170
Other	(141)	2,207	(2,348)
Total equity in earnings (losses) of other ventures	$1,739	$5,305	$(3,566)

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
Earnings from our investments in other ventures were $1.7 million in the third quarter of 2022, compared to $5.3 million in the third quarter of 2021, a decrease of $3.6 million. The decrease was principally driven by reduced profitability of our equity investments, primarily as a result of underwriting losses at the Tower Hill Companies and in our other equity investments during the three months ended September 30, 2022.
Corporate Expenses

Three months ended September 30,	2022	2021	Change
(in thousands)
Corporate expenses	$10,384	$10,196	$188

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, severance costs, and other miscellaneous costs, including those associated with operating as a publicly-traded company.

Income Tax Benefit (Expense)

Three months ended September 30,	2022	2021	Change
(in thousands)
Income tax benefit (expense)	$(2,814)	$23,630	$(26,444)

We recognized an income tax expense of $2.8 million in the third quarter of 2022, compared to an income tax benefit of $23.6 million in the third quarter of 2021. The change of $26.4 million was primarily driven by a decrease in the income tax benefit recorded as a result of a lower operating loss in the current quarter versus the comparative quarter and a $36.2 million partial valuation allowance recorded in the current quarter against the unrealized investment losses, both related to our U.S.-based operations.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2022	2021	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(219,191)	$(202,362)	$(16,829)
Redeemable noncontrolling interest - Medici	(107,461)	6,526	(113,987)
Redeemable noncontrolling interest - Vermeer	(39,164)	(2,659)	(36,505)
Redeemable noncontrolling interest - Fontana	(6,613)	—	(6,613)
Net income (loss) attributable to redeemable noncontrolling interests	$(372,429)	$(198,495)	$(173,934)

Our net loss attributable to redeemable noncontrolling interests was $372.4 million in the third quarter of 2022, compared to a net loss of $198.5 million in the third quarter of 2021, a change of $173.9 million. This change was primarily due to the following:
•DaVinciRe, which had a higher net loss in the third quarter of 2022, as compared to the third quarter of 2021, primarily resulting from the impact of the Q3 2022 Weather-Related Large Losses, as well as realized and unrealized losses on investments in the third quarter of 2022, driven by the increase in interest rates during the quarter. In comparison, although the third quarter of 2021 was impacted by higher underwriting losses as a result of the Q3 2021 Weather-Related Large Losses, DaVinci did not experience meaningful realized and unrealized losses on investments in the third quarter of 2021;
•Medici, which had a net loss attributable to redeemable noncontrolling interests in the third quarter of 2022 due to realized and unrealized losses on its catastrophe bond portfolios and foreign exchange losses on hedges related to foreign currency share classes, all of which are held by third-party investors. After taking into account the original currency carrying value of Medici’s foreign currency share classes, foreign currency hedges had no net impact to Medici’s investors;
•Vermeer, which had a higher net loss in the third quarter of 2022 as compared to the third quarter of 2021 primarily resulting from the impact of the Q3 2022 Weather-Related Large Losses; and
•Fontana, which was launched in the second quarter of 2022 and had a net loss due to realized and unrealized losses on investments.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Nine months ended September 30,	2022	2021	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$7,628,264	$6,520,780	$1,107,484
Net premiums written	$5,850,544	$4,822,815	$1,027,729
Net premiums earned	$4,709,829	$3,852,891	$856,938
Net claims and claim expenses incurred	3,515,903	3,185,117	330,786
Acquisition expenses	1,155,389	880,872	274,517
Operational expenses	204,987	172,511	32,476
Underwriting income (loss)	$(166,450)	$(385,609)	$219,159

Net investment income	$348,695	$238,996	$109,699
Net realized and unrealized gains (losses) on investments	(1,968,624)	(196,616)	(1,772,008)
Total investment result	$(1,619,929)	$42,380	$(1,662,309)

Net income (loss)	$(1,853,149)	$(391,716)	$(1,461,433)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(1,544,670)	$(284,338)	$(1,260,332)

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(35.84)	$(5.94)	$(29.90)
Dividends per common share	$1.11	$1.08	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	76.6%	88.1%	(11.5)%
Net claims and claim expense ratio – prior accident years	(1.9)%	(5.4)%	3.5%
Net claims and claim expense ratio – calendar year	74.7%	82.7%	(8.0)%
Underwriting expense ratio	28.9%	27.3%	1.6%
Combined ratio	103.6%	110.0%	(6.4)%

Return on average common equity - annualized	(40.5)%	(5.8)%	(34.7)%

Book value	September 30, 2022	December 31, 2021	Change
Book value per common share	$94.55	$132.17	$(37.62)
Accumulated dividends per common share	24.63	23.52	1.11
Book value per common share plus accumulated dividends	$119.18	$155.69	$(36.51)
Change in book value per common share plus change in accumulated dividends	(27.6)%

Net loss attributable to RenaissanceRe common shareholders was $1.5 billion in the nine months ended September 30, 2022, compared to net loss attributable to RenaissanceRe common shareholders of $284.3 million in the nine months ended September 30, 2021. As a result of our net loss attributable to RenaissanceRe common shareholders in the nine months ended September 30, 2022, we generated an annualized return on average common equity of negative 40.5% and our book value per common share decreased from $132.17 at December 31, 2021 to $94.55 at September 30, 2022, a 27.6% decrease, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the nine months ended September 30, 2022, on a comparative basis to the nine months ended September 30, 2021, include:
•Impact of Weather-Related Large Losses and the Russia-Ukraine War - we had a net negative impact on net loss attributable to RenaissanceRe common shareholders of $722.1 million resulting from the 2022 Weather-Related Large Losses (as defined below) and $25.0 million resulting from losses related to the Russia-Ukraine War. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $908.7 million resulting from the 2021 Weather-Related Large Losses in the nine months ended September 30, 2021;
•Underwriting Results - we incurred an underwriting loss of $166.5 million and had a combined ratio of 103.6% in the nine months ended September 30, 2022, compared to $385.6 million and a combined ratio of 110.0% in the nine months ended September 30, 2021. Our underwriting loss in the nine months ended September 30, 2022 was comprised of an underwriting loss of $273.3 million in our Property segment, and underwriting income of $106.9 million in our Casualty and Specialty segment. In comparison, our underwriting loss in the nine months ended September 30, 2021 was comprised of an underwriting loss of $408.6 million in our Property segment, and underwriting income of $23.0 million in our Casualty and Specialty segment;
Included in our underwriting results in the nine months ended September 30, 2022 was the impact of the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.1 billion and added 23.9 percentage points to the combined ratio, primarily in our Property segment. In comparison, our underwriting results in the nine months ended September 30, 2021 were impacted by the 2021 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.3 billion and added 36.8 percentage points to the combined ratio, primarily in our Property segment;
•Gross Premiums Written - our gross premiums written increased by $1.1 billion, or 17.0%, to $7.6 billion, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was comprised of an increase of $1.3 billion in our Casualty and Specialty segment, offset in part by a decrease of $211.9 million in our Property segment. Gross premiums written in our Property segment included $246.4 million of reinstatement premiums associated with the 2022 Weather-Related Large Losses for the nine months ended September 30, 2022, as compared to $345.2 million of reinstatement premiums associated with the 2021 Weather-Related Large Losses for the nine months ended September 30, 2021; and
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was a loss of $1.6 billion in the nine months ended September 30, 2022, compared to a gain of $42.4 million in the nine months ended September 30, 2021, a decrease of $1.7 billion. The primary driver of the lower total investment result for the nine months ended September 30, 2022 was net realized and unrealized losses on our fixed maturity and equity investments trading portfolios. The investment result in the nine months ended September 30, 2021 was impacted by realized and unrealized losses on our fixed maturity and equity investments trading portfolios, partially offset by net realized and unrealized gains on other investments.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2022 of the 2022 Weather-Related Large Losses.

Nine months ended September 30, 2022	Hurricane Ian	Other 2022 Catastrophe Events (1)	Aggregate Losses	2022 Weather-Related Large Losses (2)
(in thousands)
Net claims and claims expenses incurred	$(990,382)	$(272,968)	$(9,695)	$(1,273,045)
Assumed reinstatement premiums earned	221,799	26,562	9	248,370
Ceded reinstatement premiums earned	(57,733)	(588)	—	(58,321)
Earned (lost) profit commissions	(1,487)	(1,285)	(49)	(2,821)
Net negative impact on underwriting result	(827,803)	(248,279)	(9,735)	(1,085,817)
Redeemable noncontrolling interest	288,383	75,371	—	363,754
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(539,701)	$(172,908)	$(9,735)	$(722,063)

The financial data below provides additional information detailing the net negative impact of the 2022 Weather-Related Large Losses on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2022.

Nine months ended September 30, 2022	Hurricane Ian	Other 2022 Catastrophe Events (1)	Aggregate Losses	2022 Weather-Related Large Losses (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(820,765)	$(245,319)	$(9,735)	$(1,075,819)
Net negative impact on Casualty and Specialty segment underwriting result	(7,038)	(2,960)	—	(9,998)
Net negative impact on underwriting result	$(827,803)	$(248,279)	$(9,735)	$(1,085,817)
Percentage point impact on consolidated combined ratio	18.1	5.3	0.3	23.9

(1)“Other 2022 Catastrophe Events” includes the floods in Eastern Australia in February and March of 2022, Storm Eunice, the severe weather in France in May and June of 2022, typhoons in Asia during the third quarter of 2022, and Hurricane Fiona.
(2)“2022 Weather-Related Large Losses” includes Hurricane Ian, Other 2022 Catastrophe Events and loss estimates associated with certain aggregate loss contracts triggered during 2022 as a result of weather-related catastrophe events.
During the nine months ended September 30, 2022, losses related to Russia’s invasion of Ukraine resulted in a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $25.0 million. This reflects net claims and claims expenses incurred and a net negative impact on underwriting result of $27.2 million, which was solely in the Casualty and Specialty segment, partially offset by redeemable noncontrolling interest of $2.2 million. The net negative impact on underwriting result had a 0.6 percentage point impact on the consolidated combined ratio.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$3,362,159	$3,574,067	$(211,908)
Net premiums written	$2,474,661	$2,492,890	$(18,229)
Net premiums earned	$2,081,989	$1,981,939	$100,050
Net claims and claim expenses incurred	1,804,268	1,919,660	(115,392)
Acquisition expenses	406,338	356,171	50,167
Operational expenses	144,717	114,710	30,007
Underwriting income (loss)	$(273,334)	$(408,602)	$135,268

Net claims and claim expenses incurred – current accident year	$1,880,337	$2,121,740	$(241,403)
Net claims and claim expenses incurred – prior accident years	(76,069)	(202,080)	126,011
Net claims and claim expenses incurred – total	$1,804,268	$1,919,660	$(115,392)

Net claims and claim expense ratio – current accident year	90.3%	107.1%	(16.8)%
Net claims and claim expense ratio – prior accident years	(3.6)%	(10.2)%	6.6%
Net claims and claim expense ratio – calendar year	86.7%	96.9%	(10.2)%
Underwriting expense ratio	26.4%	23.7%	2.7%
Combined ratio	113.1%	120.6%	(7.5)%

Property Gross Premiums Written
In the nine months ended September 30, 2022, our Property segment gross premiums written decreased by $211.9 million, or 5.9%, to $3.4 billion, compared to $3.6 billion in the nine months ended September 30, 2021.
Gross premiums written in the catastrophe class of business were $2.1 billion in the nine months ended September 30, 2022, a decrease of $147.2 million, or 6.6%, compared to the nine months ended September 30, 2021. Included within gross premiums written in the catastrophe class of business were $244.9 million of reinstatement premiums associated with the 2022 Weather-Related Large Losses as compared to $336.9 million of reinstatement premiums associated with the 2021 Weather-Related Large Losses.
In addition, the decrease in gross premiums written in the catastrophe class of business was driven by a $173.6 million reduction in Upsilon RFO, the majority of which is attributable to third party investors in Upsilon RFO and, accordingly, resulted in a corresponding reduction in ceded premiums written, as discussed below, and a $92.0 million change in assumed reinstatement premiums following a lower level of catastrophe losses in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Excluding Upsilon RFO and the impact of the reinstatement premiums in each of the respective periods, gross premiums written in the catastrophe class of business increased from the comparative period, driven by an improved rate environment which has contributed to growth with existing clients and new opportunities across underwriting platforms.
Gross premiums written in the other property class of business were $1.3 billion in the nine months ended September 30, 2022, a decrease of $64.7 million, or 4.8%, compared to the nine months ended September 30, 2021. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of deals that did not meet our return hurdles, partially offset by growth and rate improvement across other areas within this class of business.
Property Ceded Premiums Written

Nine months ended September 30,	2022	2021	Change
(in thousands)
Ceded premiums written	$887,498	$1,081,177	$(193,679)

Ceded premiums written in our Property segment decreased 17.9%, to $887.5 million, in the nine months ended September 30, 2022, compared to $1.1 billion in the nine months ended September 30, 2021. The decrease in ceded premiums written was driven by the reduction in premiums ceded to Upsilon RFO third-party investors following a reduction in the size of Upsilon Fund, and a corresponding decrease in gross premiums written, as discussed above, in addition to a reduction in retrocessional purchases as part of our gross-to-net strategy, in conjunction with the growth in our managed third-party capital vehicles.
Property Net Premiums Written

Nine months ended September 30,	2022	2021	Change
(in thousands)
Net premiums written	$2,474,661	$2,492,890	$(18,229)

Net premiums written in our Property segment were $2.5 billion in the nine months ended September 30, 2022, a decrease of $18.2 million, or 0.7%, compared to the nine months ended September 30, 2021. This decrease was driven by the reduction in assumed reinstatement premiums as well as the reduction in gross premiums written in the other property class of business. These were partially offset by the reduction in retrocessional purchases.
Property Underwriting Results
Our Property segment incurred an underwriting loss of $273.3 million in the nine months ended September 30, 2022, compared to $408.6 million in the nine months ended September 30, 2021, a reduction in the underwriting loss of $135.3 million. In the nine months ended September 30, 2022, our Property segment generated a net claims and claim expense ratio of 86.7%, an underwriting expense ratio of 26.4% and a combined ratio of 113.1%, compared to 96.9%, 23.7% and 120.6%, respectively, in the nine months ended September 30, 2021.
Principally impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2022 were the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.1 billion and added 55.5 percentage points to its combined ratio. In comparison, the nine months ended September 30, 2021 was impacted by the 2021 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.3 billion and added 74.0 percentage points to the combined ratio.
The net claims and claim expense ratio for prior accident years reflected net favorable development of 9.1% for the catastrophe class of business and net adverse development of 2.0% for the other property class of business, primarily related to the 2017 to 2021 accident years. The underwriting expense ratio increased 2.7 percentage points, principally driven by the continued impact of the other property class of business on the segment, which has a relatively higher expense ratio than the catastrophe class of business, as well as a reduced benefit to the ratio following a reduction in management fees driven by the reduced size of our structured reinsurance products and lower capital managed at Upsilon Fund, combined with lower net reinstatement premiums associated with the 2022 Weather-Related Large Losses as compared to the 2021 Weather-Related Large Losses.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2022	2021	Change
(in thousands, except percentages)
Gross premiums written	$4,266,105	$2,946,713	$1,319,392
Net premiums written	$3,375,883	$2,329,925	$1,045,958
Net premiums earned	$2,627,840	$1,870,952	$756,888
Net claims and claim expenses incurred	1,711,635	1,265,457	446,178
Acquisition expenses	749,051	524,701	224,350
Operational expenses	60,270	57,801	2,469
Underwriting income (loss)	$106,884	$22,993	$83,891

Net claims and claim expenses incurred – current accident year	$1,728,262	$1,272,088	$456,174
Net claims and claim expenses incurred – prior accident years	(16,627)	(6,631)	(9,996)
Net claims and claim expenses incurred – total	$1,711,635	$1,265,457	$446,178

Net claims and claim expense ratio – current accident year	65.8%	68.0%	(2.2)%
Net claims and claim expense ratio – prior accident years	(0.7)%	(0.4)%	(0.3)%
Net claims and claim expense ratio – calendar year	65.1%	67.6%	(2.5)%
Underwriting expense ratio	30.8%	31.2%	(0.4)%
Combined ratio	95.9%	98.8%	(2.9)%

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2022, our Casualty and Specialty segment gross premiums written increased by $1.3 billion, or 44.8%, to $4.3 billion, compared to $2.9 billion in the nine months ended September 30, 2021. The increase was due to growth across most lines of business, however primarily in general casualty, professional liability and financial lines classes of business. This growth reflects increases in new and existing business, combined with rate improvements.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2022	2021	Change
(in thousands)
Ceded premiums written	$890,222	$616,788	$273,434

Ceded premiums written in our Casualty and Specialty segment increased by 44.3%, to $890.2 million, in the nine months ended September 30, 2022, compared to $616.8 million in the nine months ended September 30, 2021, primarily resulting from increased gross premiums written subject to our retrocessional quota share reinsurance programs, partially offset by a decrease in retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $106.9 million in the nine months ended September 30, 2022, compared to underwriting income of $23.0 million in the nine months ended September 30, 2021. In the nine months ended September 30, 2022, our Casualty and Specialty segment generated a net claims and claim expense ratio of 65.1%, an underwriting expense ratio of 30.8% and a combined ratio of 95.9%, compared to 67.6%, 31.2% and 98.8%, respectively, in the nine months ended September 30, 2021.
The decrease in the Casualty and Specialty segment combined ratio in the nine months ended September 30, 2022 was principally driven by a decrease of 2.5 percentage points in the net claims and claim expense ratio, primarily as a result of lower current accident year attritional losses. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $16.6 million, or 0.7 percentage points, during the nine months ended September 30, 2022. The net favorable development during the nine months ended September 30, 2022 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The decrease in the underwriting expense ratio in the nine months ended September 30, 2022 was mainly driven by the continued improvement in our operating leverage.
Fee Income

Nine months ended September 30,	2022	2021	Change
(in thousands)
Management fee income
Joint ventures	$43,369	$34,471	$8,898
Structured reinsurance products and other	20,250	26,097	(5,847)
Managed funds	19,299	23,780	(4,481)
Total management fee income	82,918	84,348	(1,430)

Performance fee income
Joint ventures	2,849	11,883	(9,034)
Structured reinsurance products and other	2,060	2,525	(465)
Managed funds	505	(275)	780
Total performance fee income	5,414	14,133	(8,719)
Total fee income	$88,332	$98,481	$(10,149)

In the nine months ended September 30, 2022, total fee income earned through our third-party capital management activities decreased $10.1 million, to $88.3 million, as compared to $98.5 million in the nine months ended September 30, 2021, primarily driven by lower performance fee income due to the impact of the 2022 Weather-Related Large Losses and continued impact of the deficit carried forward from weather-related losses in 2021 on our joint ventures, managed funds and structured reinsurance agreements. Management fee income was lower in the nine months ended September 30, 2022, primarily due to the reduced size of our structured reinsurance products and lower capital managed at Upsilon Fund, partially offset by increased capital managed at other joint ventures and Medici, including the impact of Fontana from the second quarter of 2022.

The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income, (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Nine months ended September 30,	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$36,278	$49,213	$(12,935)
Equity in earnings of other ventures	69	50	19
Net income (loss) attributable to redeemable noncontrolling interest	51,985	49,218	2,767
Total fee income	$88,332	$98,481	$(10,149)

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses. The $36.3 million includes $35.6 million of management fee income, recorded as a reduction to operating expenses and $0.6 million of performance fee income recorded as a reduction to acquisition expenses (2021 - $49.2 million, $47.0 million and $2.3 million, respectively).
In addition to the $36.3 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Nine months ended September 30,	2022	2021	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$36,278	$49,213	$(12,935)
Underwriting income (loss) - additional fee income on underwriting-related activities	69,797	54,708	15,089
Total fees recorded through underwriting income (loss)(1)	$106,075	$103,921	$2,154
Impact of Total fees recorded through underwriting income (loss) on the combined ratio	2.3%	2.7%	(0.4)%

(1)The $106.1 million includes $92.3 million of management fee income, recorded as a reduction to operating expenses and $13.8 million of performance fee income recorded as a reduction to acquisition expenses (2021 - $103.9 million, $94.7 million and $9.2 million, respectively).

Net Investment Income

Nine months ended September 30,	2022	2021	Change
(in thousands)
Fixed maturity investments trading	$246,146	$179,268	$66,878
Short term investments	17,134	1,869	15,265
Equity investments trading	13,390	4,940	8,450
Other investments
Catastrophe bonds	63,343	48,333	15,010
Other	23,704	20,711	2,993
Cash and cash equivalents	1,250	223	1,027
	364,967	255,344	109,623
Investment expenses	(16,272)	(16,348)	76
Net investment income	$348,695	$238,996	$109,699

Net investment income was $348.7 million in the nine months ended September 30, 2022, compared to $239.0 million in the nine months ended September 30, 2021, an increase of $109.7 million. The increase was primarily driven by higher investment yields in our fixed maturity trading and short term investments along with higher yields and higher average invested assets in our catastrophe bond and equity investments trading portfolios.
Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2022	2021	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$26,534	$153,224	$(126,690)
Gross realized losses on fixed maturity investments trading	(648,333)	(72,164)	(576,169)
Net realized gains (losses) on fixed maturity investments trading	(621,799)	81,060	(702,859)
Net unrealized gains (losses) on fixed maturity investments trading	(824,662)	(289,872)	(534,790)
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(161,946)	3,476	(165,422)
Net realized gains (losses) on equity investments trading	38,638	255,902	(217,264)
Net unrealized gains (losses) on equity investments trading	(222,074)	(279,938)	57,864
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(159,913)	(25,075)	(134,838)
Net realized and unrealized gains (losses) on other investments - other	(16,868)	57,831	(74,699)
Net realized and unrealized gains (losses) on investments	$(1,968,624)	$(196,616)	$(1,772,008)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps,total return swaps, and warrants), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.
Net realized and unrealized losses on investments were $2.0 billion in the nine months ended September 30, 2022, compared to $196.6 million in the nine months ended September 30, 2021, an increase in net realized and unrealized losses of $1.8 billion. Principally impacting our net realized and unrealized losses on investments in the nine months ended September 30, 2022 were:
•net realized and unrealized losses on our fixed maturity investments trading of $1.4 billion compared to $208.8 million in the nine months ended September 30, 2021, an increase of $1.2 billion, principally driven by realized and unrealized mark-to-market losses resulting from the increase in interest rates during the nine months ended September 30, 2022, which was significantly higher than the increase in interest rates during the nine months ended September 30, 2021;
•net realized and unrealized losses on investments-related derivatives of $161.9 million compared to net realized and unrealized gains of $3.5 million in the nine months ended September 30, 2021, a decrease of $165.4 million, principally driven by the increase in interest rates and broad equity market declines, which negatively impacted our long interest rate and equity futures for the nine months ended September 30, 2022;
•net realized and unrealized losses on equity investments trading of $183.4 million compared to $24.0 million in the nine months ended September 30, 2021, an increase in net realized and unrealized losses of $159.4 million. The net realized and unrealized losses in the nine months ended September 30, 2022 were principally driven by broad equity market declines, compared to the losses in the nine months ended September 30, 2021, which were driven by net realized and unrealized losses of $68.8 million from our strategic investment in Trupanion, Inc., offset by net realized and unrealized gains on other equity investments of $44.8 million;
•net realized and unrealized losses on catastrophe bonds of $159.9 million (primarily held in the Medici portfolio, the majority of which is owned by third party investors), principally driven by the impact of Hurricane Ian, as compared to net realized and unrealized losses of $25.1 million in the nine months ended September 30, 2021, which reflected general declines in the catastrophe bond market; and
•net realized and unrealized losses on our other investments of $16.9 million compared to net realized and unrealized gains of $57.8 million in the nine months ended September 30, 2021, a decline of $74.7 million, which was a result of lower unrealized gains on our fund investments portfolio and increased losses on our direct private equity investment portfolio in the nine months ended September 30, 2022, compared to the gains in the nine months ended September 30, 2021, which were driven by fair value appreciation of underlying investments favorably impacting our portfolio of fund investments.
Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2022	2021	Change
(in thousands)
Net foreign exchange gains (losses)	$(67,690)	$(24,309)	$(43,381)

In the nine months ended September 30, 2022, net foreign exchange losses were $67.7 million compared to $24.3 million in the nine months ended September 30, 2021. The net foreign exchange loss in each of the nine months ended September 30, 2022 and 2021 was driven by losses attributable to third-party investors in Medici, which are consolidated but then allocated out through noncontrolling interest, and the impact of certain foreign exchange exposures related to our underwriting activities.
Equity in Earnings of Other Ventures

Nine months ended September 30,	2022	2021	Change
(in thousands)
Tower Hill Companies	$(6,889)	$(3,321)	$(3,568)
Top Layer Re	4,255	6,100	(1,845)
Other	5,366	5,700	(334)
Total equity in earnings (losses) of other ventures	$2,732	$8,479	$(5,747)

Earnings from our investments in other ventures was $2.7 million in the nine months ended September 30, 2022, compared to $8.5 million in the nine months ended September 30, 2021, a decrease of $5.7 million. The decrease was primarily due to the impact of mark-to-market losses in the investment portfolios of certain of these other ventures, and to underwriting losses at the Tower Hill Companies, partially offset by a valuation gain on an investment in another insurance-related company.

Corporate Expenses

Nine months ended September 30,	2022	2021	Change
(in thousands)
Corporate expenses	$35,238	$30,726	$4,512

Corporate expenses increased $4.5 million to $35.2 million, in the nine months ended September 30, 2022, compared to $30.7 million in the nine months ended September 30, 2021. The increase of $4.5 million was primarily due to management departures in 2022 and higher legal fees associated with the launch of Fontana.
Income Tax Benefit (Expense)

Nine months ended September 30,	2022	2021	Change
(in thousands)
Income tax benefit (expense)	$64,427	$29,284	$35,143

In the nine months ended September 30, 2022, we recognized an income tax benefit of $64.4 million, compared to an income tax benefit of $29.3 million in the nine months ended September 30, 2021. The increase in income tax benefit in the nine months ended September 30, 2022 was primarily driven by higher unrealized investment losses, partially offset by a decrease in the operating loss compared to the prior year, and a $36.2 million partial valuation allowance recorded in the current year against the unrealized investment losses all of which related to our U.S.-based operations.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2022	2021	Change
(in thousands)
Redeemable noncontrolling interest - DaVinciRe	$(185,692)	$(158,030)	$(27,662)
Redeemable noncontrolling interest - Medici	(139,635)	5,072	(144,707)
Redeemable noncontrolling interest - Vermeer	2,471	21,157	(18,686)
Redeemable noncontrolling interest - Fontana	(12,154)	—	(12,154)
Net income (loss) attributable to redeemable noncontrolling interests	$(335,010)	$(131,801)	$(203,209)

Our net loss attributable to redeemable noncontrolling interests was $335.0 million compared to $131.8 million in the nine months ended September 30, 2021, an increase of $203.2 million. The increase was primarily driven by the impact of the 2022 Weather-Related Large Losses, as well as investment losses during the nine months ended September 30, 2022, which together resulted in a higher net loss in our consolidated third party capital vehicles, as compared to the impact of the 2021 Weather-Related Large Losses on these vehicles for the nine months ended September 30, 2021.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2022. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021.
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

At September 30, 2022	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	30,000
Bilateral Letter of Credit Facilities
Secured	477,299
Unsecured	573,152
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,355,451

(1)At September 30, 2022, no amounts were issued or drawn under this facility.
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
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2022, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £723.4 million

(December 31, 2021 - £756.0 million). Actual FAL posted for Syndicate 1458 at September 30, 2022 by RenaissanceRe Corporate Capital (UK) Limited was $917.9 million (December 31, 2021 - $983.4 million), supported by a $275.0 million letter of credit and a $642.9 million deposit of cash and fixed maturity securities (December 31, 2021 - $275.0 million and $708.4 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Certain of our insurance subsidiaries use multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As described below, as of September 30, 2022, all of these trusts were funded in accordance with the relevant regulatory thresholds. In the second quarter of 2022, the New York State Department of Financial Services approved the release of a substantial portion of the surplus balance previously held in the Renaissance Reinsurance multi-beneficiary reinsurance trust. Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2021 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Assets held under trust at September 30, 2022 with respect to our multi-beneficiary reinsurance trusts totaled $882.3 million and $247.8 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2021 - $1.2 billion and $272.0 million, respectively), compared to the minimum amount required under U.S. state regulations of $496.6 million and $139.6 million, respectively, at September 30, 2022 (December 31, 2021 - $531.8 million and $182.3 million, respectively).
Assets held under trust at September 30, 2022 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $172.9 million, $206.4 million, and $101.7 million for Renaissance Reinsurance, DaVinci and RREAG respectively (December 31, 2021 - $136.3 million, $168.1 million and $86.6 million respectively), compared to the minimum amount required under U.S. state regulations of $160.8 million, $198.3 million and $93.4 million respectively (December 31, 2021 - $128.1 million, $164.5 million and $75.8 million respectively).
Assets held under trust at September 30, 2022 with respect to our multi-beneficiary reinsurance trust for Renaissance Reinsurance were elevated by approximately $250 million due to the timing of deposits into the trust to replace certain other assets that were withdrawn after quarter end as part of normal course collateral asset reallocation.
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2021. As of September 30, 2022, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2021.
Cash Flows

Nine months ended September 30,	2022	2021
(in thousands)
Net cash provided by (used in) operating activities	$870,488	$801,880
Net cash provided by (used in) investing activities	(1,782,033)	(654,895)
Net cash provided by (used in) financing activities	224,989	(447,819)
Effect of exchange rate changes on foreign currency cash	31,778	4,755
Net increase (decrease) in cash and cash equivalents	(654,778)	(296,079)
Cash and cash equivalents, beginning of period	1,859,019	1,736,813
Cash and cash equivalents, end of period	$1,204,241	$1,440,734

2022
During the nine months ended September 30, 2022, our cash and cash equivalents decreased by $654.8 million, to $1.2 billion at September 30, 2022, compared to $1.9 billion at December 31, 2021.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2022 were $870.5 million, compared to $801.9 million during the nine months ended September 30, 2021. Cash flows provided by operating activities during the nine months ended September 30, 2022 were primarily the result of certain adjustments to reconcile our net loss of $1.9 billion to net cash provided by operating activities, including:
•an increase in reserve for claims and claim expenses of $2.4 billion primarily resulting from net claims and claim expenses associated with the 2022 Weather-Related Large Losses;
•net realized and unrealized losses on investments of $1.8 billion primarily driven by unrealized mark-to-market losses resulting from the significant increase in interest rates;
•an increase in unearned premiums of $1.5 billion due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reinsurance balances payable of $297.6 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; partially offset by
•an increase in premiums receivable of $1.7 billion due to the timing of receipts and increase in our gross premiums written;
•an increase in reinsurance recoverable of $700.6 million due to the increase in net claims and claim expenses and recoverables associated with the 2022 Weather-Related Large Losses; and
•an increase of $378.8 million in our prepaid reinsurance premiums due to the timing of payments.
Cash flows used in investing activities. During the nine months ended September 30, 2022, our cash flows used in investing activities were $1.8 billion, principally reflecting net purchases of fixed maturity investments trading of $1.4 billion, equity investments trading of $337.1 million, and other investments of $452.4 million, partially offset by cash flow from net sales of short term investments of $365.8 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the nine months ended September 30, 2022, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2022 were $225.0 million, and were principally the result of:
•net inflows of $477.7 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici, DaVinci and Fontana; partially offset by
•the repurchase of 1.1 million of our common shares in open market transactions at an aggregate cost of $162.8 million and an average price of $155.00 per common share; and
•dividends paid on our common and preference shares of $48.6 million and $26.6 million, respectively.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At September 30, 2022	At December 31, 2021	Change
(in thousands)
Common shareholders’ equity	$4,131,872	$5,874,281	$(1,742,409)
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	4,881,872	6,624,281	(1,742,409)

3.600% Senior Notes due 2029	393,992	393,305	687
3.450% Senior Notes due 2027	297,651	297,281	370
3.700% Senior Notes due 2025	299,074	298,798	276
4.750% Senior Notes due 2025 (DaVinciRe) (1)	149,200	148,969	231
Total senior notes	$1,139,917	$1,138,353	$1,564
Medici Revolving Credit Facility (2)	$30,000	$30,000	$—
Total debt	$1,169,917	$1,168,353	$1,564

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
Our shareholders’ equity attributable to RenaissanceRe decreased $1.7 billion during the nine months ended September 30, 2022 principally as a result of:
•our comprehensive loss attributable to RenaissanceRe of $1.5 billion;
•the repurchase of 1.1 million common shares in open market transactions at an aggregate cost of $162.8 million and an average price of $155.00 per common share; and
•$48.6 million and $26.5 million of dividends on our common and preference shares, respectively.

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

Investments
The table below shows our invested assets:

	September 30, 2022		December 31, 2021		Change
(in thousands, except percentages)
U.S. treasuries	$5,745,880	27.5%	$6,247,779	29.1%	$(501,899)
Corporate (1)	4,121,508	19.7%	3,689,286	17.2%	432,222
Agencies	375,894	1.8%	361,684	1.7%	14,210
Non-U.S. government	443,869	2.1%	549,613	2.6%	(105,744)
Residential mortgage-backed	698,496	3.3%	955,301	4.5%	(256,805)
Commercial mortgage-backed	257,827	1.2%	634,925	3.0%	(377,098)
Asset-backed	1,027,624	4.9%	1,068,543	5.0%	(40,919)
Total fixed maturity investments trading, at fair value	12,671,098	60.7%	13,507,131	63.1%	(836,033)
Short term investments, at fair value	4,935,960	23.6%	5,298,385	24.7%	(362,425)
Equity investments trading, at fair value	950,393	4.6%	546,016	2.5%	404,377

Catastrophe bonds	1,135,053	5.4%	1,104,034	5.1%	31,019
Direct private equity investments	69,923	0.3%	88,373	0.4%	(18,450)
Fund investments	958,188	4.6%	725,802	3.4%	232,386
Term loans	100,000	0.5%	74,850	0.3%	25,150
Total other investments, at fair value	2,263,164	10.8%	1,993,059	9.2%	270,105
Total investments, at fair value	20,820,615	99.7%	21,344,591	99.5%	(523,976)
Investments in other ventures, under equity method	72,535	0.3%	98,068	0.5%	(25,533)
Total investments	$20,893,150	100.0%	$21,442,659	100.0%	$(549,509)

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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2022	December 31, 2021	Change
(in thousands)
Catastrophe bonds	$1,135,053	$1,104,034	$31,019
Direct private equity investments	69,923	88,373	(18,450)
Fund investments	958,188	725,802	232,386
Term loans	100,000	74,850	25,150
Total other investments	$2,263,164	$1,993,059	$270,105

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
Some of our fund managers and fund administrators are unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and certain private credit funds and three months for private equity funds and private credit funds, although we have occasionally experienced delays of up to six months at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting for actual capital calls, redemptions or distributions, and the impact of changes in foreign currency exchange rates, and then estimating the return for the current period using all information available to us. This principally includes using preliminary estimates reported to us by our fund managers, estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded as a change in estimate in our consolidated statement of operations in the period in which they are reported to us. Included in net investment income and net realized and unrealized gains (losses) on investments for the nine months ended September 30, 2022 is income of $19.8 million (2021 - $7.0 million) representing the change in estimate during the period related to the difference between our estimate recorded on December 31, 2021, due to the lag in reporting discussed above, and the actual amount reported in the final net asset values provided by our fund managers in the current year.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value of measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $2.8 billion, of which $1.5 billion has been contributed at September 30, 2022 (December 31, 2021 - $2.7 billion and $1.3 billion, respectively). Our remaining commitments to these investments at September 30, 2022 totaled $1.3 billion (December 31, 2021 - $1.4 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of October 31, 2022 are presented below.

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
As of October 31, 2022, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2021.

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

Summarized Balance Sheets

(in thousands)	September 30, 2022	December 31, 2021
Assets
Receivables due from non-obligor subsidiaries	$349,488	$1,860,382
Other current assets	123,553	106,482
Total current assets	$473,041	$1,966,864

Goodwill and other intangibles	$105,604	$108,261
Loan receivable from non-obligor subsidiaries	865,104	840,298
Other noncurrent assets	8,266	15,227
Total noncurrent assets	$978,974	$963,786

Liabilities
Payables due to non-obligor subsidiaries	$8,016	$160,703
Other current liabilities	42,990	28,680
Total current liabilities	$51,006	$189,383

Loan payable to non-obligor subsidiaries	$201,380	$201,380
Other noncurrent liabilities	1,089,173	1,088,288
Total noncurrent liabilities	$1,290,553	$1,289,668

Summarized Statement of Operations

(in thousands)	Nine months ended September 30, 2022
Revenues
Intercompany revenue with non-obligor subsidiaries	$34,637
Total revenues	34,637
Expenses
Intercompany expense with non-obligor subsidiaries	64,192
Other expense	125,660
Total expenses	189,852
Income tax benefit (expense)	56
Net income (loss)	(155,159)
Dividends on RenaissanceRe preference shares	(26,531)
Net income (loss) attributable to Obligor Group	$(181,690)

CURRENT OUTLOOK
Reinsurance Market Trends and Developments

Over the last 10 years, we have made key strategic decisions to build the capabilities and scale that we believe will allow us to generate superior returns in an evolving marketplace. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We believe that our prior planning initiatives have put us in a liquidity position that allows the flexibility to manage large loss events and efficiently distribute capital across balance sheets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. This has afforded us significant flexibility to react when the world changes.
The third quarter of 2022 was particularly active for catastrophes, as Hurricane Ian is expected to be one of the costliest natural disasters ever to impact the United States. We believe that the impact of Hurricane Ian and other recent catastrophes, along with recent market conditions, could be a turning point for the industry, creating significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders.
The property catastrophe market in particular has contracted as many participants are unwilling to accept heightened levels of volatility. We anticipate that this will lead to a reduction in third party capital entering the market, which should lead to a flight to quality that we believe we can benefit from.We expect attractive opportunities in 2023, and believe that we are in a strong position to take advantage of them due to: (i) our capital position; (ii) our ability to deploy excess capital; (iii) our status as one of the largest writers of property catastrophe risk and ability to anchor programs off of that position; and (iv) increased demand for property catastrophe risk at the upper ends of programs where we have capacity.
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
We think that we are uniquely positioned to write a variety of risks, leveraging the enhancements we have made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We believe that the RenaissanceRe Risk Sciences team gives us an advantage in properly reflecting the evolving phenomenon of climate change in our models as compared to commercially available models. Our scientists and underwriters have consistently adjusted our global risk views to consider our present and future expectations of hazard and loss drivers from all sources including but not limited to climate change, inflation and other factors. We plan to continue to seek to take advantage of additional available opportunities and think that strategic decisions we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
General Economic Conditions
We believe the stresses in the global economy will continue and that this may result in increased market volatility. Global events, including the COVID-19 pandemic, the war in Ukraine and global supply chain issues have contributed to widespread economic inflation. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our catastrophe loss models, on our investment portfolio, and generally in the running of our business, and have enhanced our inflation framework to proactively monitor this trend. Going forward, we will aim to focus our renewal efforts on lines of business less vulnerable to inflation and prior year loss emergence.
Many central banks have raised interest rates, which could act as a countervailing force against some inflationary pressures. Historic increases in interest rates have driven significant short-term mark-to-market losses in our investment portfolio. However, we expect to see an increase in net investment income from our investment portfolio as interest rates continue to rise, and a reversal of mark-to-market losses from accretion to par for certain securities that we hold to maturity.
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
Property. Several large events impacted the property market during the third quarter of 2022, including Hurricane Ian. With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We think that expected losses, cost of capital and inherent volatility in this business are all increasing, which should create favorable pricing trends. Commensurate with the level of volatility that it absorbs, we think that property catastrophe risk should be a highly profitable business line. We expect that these factors will provide attractive opportunities at the January 1 renewals with increasing rate trends.
While we have moved away from some programs in Florida, Southeast U.S. wind risk remains a primary risk in our portfolio as we have moved towards more regional and nationwide programs and accessed this risk through the other property class of business, relatively less of which is shared with our Capital Partners unit.
We expect dislocation in the retrocession market given the impact of catastrophes in the quarter and trapped collateral reducing available collateral, including catastrophe bonds. We expect that retrocessional coverage will be less available and more expensive in 2023, which may lead us to purchase less retrocessional protection in line with our gross-to-net strategy.
Casualty and Specialty. We continue to see opportunities across multiple lines of business and geographies within our Casualty and Specialty segment, and we have expanded participation on multiple casualty and specialty lines. As we approach the January 1 renewal, we also believe that the cost of capital has increased materially for Casualty and Specialty. This dynamic should cause further impetus for improved rate across the segment. We believe that our book of business is beginning to reflect the rate improvements that we have seen over the past several years. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2021, during the nine months ended September 30, 2022. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2021 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the third quarter of 2022, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$475,207
July 1 - 31, 2022	175,659	$144.07	—	$—	175,659	$144.07	449,899
August 1 - 2, 2022	—	$—			—	$—	449,899
August 2 - renewal of authorized share repurchase program of $500.0 million							500,000
August 2 - 31, 2022	331	$127.75	331	$127.75	—	$—	500,000
September 1 - 30, 2022	—	$—	—	$—	—	$—	500,000
Total	175,990	$144.04	331	$127.75	175,659	$144.07	$500,000

During the nine months ended September 30, 2022, pursuant to our publicly announced share repurchase program, we repurchased 1.1 million common shares at an aggregate cost of $162.8 million and an average price of $155.00 per common share. At September 30, 2022, $500.0 million remained available for repurchase under the share repurchase program. We are not currently planning share repurchases in the fourth quarter of 2022 as we intend to prioritize capital for deployment into the business; however, we may resume repurchases at any time when we believe it is prudent to do so and without further notice. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
On November 1, 2022, Renaissance Reinsurance entered into the Third Amendment to Amended and Restated Letter of Credit Reimbursement Agreement (the “Amendment”), by and among Renaissance Reinsurance, as borrower, ING Bank N.V., London Branch (“ING”), as agent (the “Agent”) and as a lender, Bank of Montreal, London Branch, as a lender (“BMO”), and Citibank Europe plc, as a lender (“CEP,” and, together with BMO and ING, the “Lenders”), amending the Amended and Restated Letter of Credit Reimbursement Agreement, dated as of November 7, 2019 (as previously amended by the First Amendment to Amended and Restated Letter of Credit Reimbursement Agreement dated as of October 30, 2020 and the Second Amendment to Amended and Restated Letter of Credit Reimbursement Agreement dated as of November 3, 2021, and as further amended, restated, supplemented or otherwise modified, the “Reimbursement Agreement”), evidencing a secured letter of credit facility (the “Facility”) providing for the issuance by the Lenders of a letter of credit (the “Letter of Credit”) for the account of Renaissance Reinsurance to support business written by Renaissance Reinsurance’s Lloyd’s syndicate, Syndicate 1458.
Pursuant to the Amendment, the Facility was extended until the date that is four years from the date of notice from ING to the beneficiary of the Letters of Credit, which notice is required to be given not later than December 31, 2022, unless such date is extended with the consent of all the Lenders. Notice was previously required to be given not later than December 31, 2021.
Certain Lenders and their affiliates have performed commercial banking, investment banking and advisory services for Renaissance Reinsurance and/or its affiliates from time to time for which they have received customary fees and reimbursement of expenses. The Lenders and the Agent may from time to time engage in transactions with and perform services for Renaissance Reinsurance and its affiliates in the ordinary course of their business for which they may receive customary fees and reimbursement of expenses.
The descriptions of the Amendment and Facility contained herein are qualified in their entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference, and the Reimbursement Agreement, a copy of which was previously filed.

ITEM 6.        EXHIBITS

10.1
Second Amendment to Amended and Restated Standby Letter of Credit Agreement, dated as of May 5, 2022, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG, RenaissanceRe Specialty U.S. Ltd., RenaissanceRe Holdings Ltd., as Guarantor, and Wells Fargo Bank, National Association.

10.2
Third Amendment to Amended and Restated Letter of Credit Reimbursement Agreement, dated November 1, 2022, by and among Renaissance Reinsurance Ltd., as borrower, ING Bank N.V., London Branch, as agent and as a lender, Bank of Montreal, London Branch, as a lender, and Citibank Europe plc, as a lender.

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

Date: November 2, 2022    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2022    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)