Form 10-Q
period 2023-03-31
RENAISSANCERE HOLDINGS LTD
filed 2023-05-03
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at May 1, 2023 was 43,931,577.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“ASC”	Accounting Standards Codification
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 8, 2023, and Item 1A of this Quarterly Report on Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $15,067,873 at March 31, 2023 (December 31, 2022 – $15,038,551)	$14,695,585	$14,351,402
Short term investments, at fair value - amortized cost $5,177,881 at March 31, 2023 (December 31, 2022 - $4,671,581)	5,177,095	4,669,272
Equity investments, at fair value	551,394	625,058
Other investments, at fair value	2,700,655	2,494,954
Investments in other ventures, under equity method	84,731	79,750
Total investments	23,209,460	22,220,436
Cash and cash equivalents	1,063,707	1,194,339
Premiums receivable	5,933,701	5,139,471
Prepaid reinsurance premiums	1,130,831	1,021,412
Reinsurance recoverable	4,706,671	4,710,925
Accrued investment income	121,681	121,501
Deferred acquisition costs	1,242,395	1,171,738
Receivable for investments sold	267,161	350,526
Other assets	358,203	384,702
Goodwill and other intangible assets	236,517	237,828
Total assets	$38,270,327	$36,552,878
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$15,996,826	$15,892,573
Unearned premiums	5,250,642	4,559,107
Debt	1,140,960	1,170,442
Reinsurance balances payable	3,989,660	3,928,281
Payable for investments purchased	389,440	493,776
Other liabilities	279,878	648,036
Total liabilities	27,047,406	26,692,215
Commitments and contingencies
Redeemable noncontrolling interests	5,357,386	4,535,389
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at March 31, 2023 (December 31, 2022 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 43,931,597 shares issued and outstanding at March 31, 2023 (December 31, 2022 – 43,717,836)	43,932	43,718
Additional paid-in capital	467,623	475,647
Accumulated other comprehensive income (loss)	(14,838)	(15,462)
Retained earnings	4,618,818	4,071,371
Total shareholders’ equity attributable to RenaissanceRe	5,865,535	5,325,274
Total liabilities, noncontrolling interests and shareholders’ equity	$38,270,327	$36,552,878

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2023 and 2022
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Revenues
Gross premiums written	$2,790,261	$2,942,964
Net premiums written	$2,263,703	$2,165,217
Decrease (increase) in unearned premiums	(583,153)	(678,792)
Net premiums earned	1,680,550	1,486,425
Net investment income	254,378	83,691
Net foreign exchange gains (losses)	(14,503)	(15,486)
Equity in earnings (losses) of other ventures	9,530	(6,390)
Other income (loss)	(4,306)	1,193
Net realized and unrealized gains (losses) on investments	279,451	(673,017)
Total revenues	2,205,100	876,416
Expenses
Net claims and claim expenses incurred	801,200	841,733
Acquisition expenses	432,257	376,507
Operational expenses	77,474	67,907
Corporate expenses	12,843	12,502
Interest expense	12,134	11,955
Total expenses	1,335,908	1,310,604
Income (loss) before taxes	869,192	(434,188)
Income tax benefit (expense)	(28,902)	36,707
Net income (loss)	840,290	(397,481)
Net (income) loss attributable to redeemable noncontrolling interests	(267,384)	11,912
Net income (loss) attributable to RenaissanceRe	572,906	(385,569)
Dividends on preference shares	(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$564,062	$(394,413)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$12.95	$(9.10)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$12.91	$(9.10)
Dividends per common share	$0.38	$0.37

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Comprehensive income (loss)
Net income (loss)	$840,290	$(397,481)
Change in net unrealized gains (losses) on investments, net of tax	918	834
Foreign currency translation adjustments, net of tax	(294)	(2,759)
Comprehensive income (loss)	840,914	(399,406)
Net (income) loss attributable to redeemable noncontrolling interests	(267,384)	11,912
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(267,384)	11,912
Comprehensive income (loss) attributable to RenaissanceRe	$573,530	$(387,494)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Preference shares
Beginning balance	$750,000	$750,000
Issuance of shares	—	—
Repurchase of shares	—	—
Ending balance	750,000	750,000
Common shares
Beginning balance	43,718	44,445
Repurchase of shares	—	(577)
Issuance of restricted stock awards	214	325
Ending balance	43,932	44,193
Additional paid-in capital
Beginning balance	475,647	608,121
Repurchase of shares	—	(92,857)
Offering expenses	—	—
Change in redeemable noncontrolling interests	(1,106)	(863)
Issuance of restricted stock awards	(6,918)	(770)
Ending balance	467,623	513,631
Accumulated other comprehensive income (loss)
Beginning balance	(15,462)	(10,909)
Change in net unrealized gains (loss) on investments, net of tax	918	834
Foreign currency translation adjustments, net of tax	(294)	(2,759)
Ending balance	(14,838)	(12,834)
Retained earnings
Beginning balance	4,071,371	5,232,624
Net income (loss)	840,290	(397,481)
Net (income) loss attributable to redeemable noncontrolling interests	(267,384)	11,912
Dividends on common shares	(16,615)	(16,241)
Dividends on preference shares	(8,844)	(8,844)
Ending balance	4,618,818	4,821,970
Total shareholders’ equity	$5,865,535	$6,116,960

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022
Cash flows provided by (used in) operating activities
Net income (loss)	$840,290	$(397,481)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(32,948)	(9,337)
Equity in undistributed (earnings) losses of other ventures	5,568	16,069
Net realized and unrealized (gains) losses on investments	(267,289)	632,729
Change in:
Premiums receivable	(794,230)	(1,069,971)
Prepaid reinsurance premiums	(109,419)	(331,260)
Reinsurance recoverable	4,254	(50,821)
Deferred acquisition costs	(70,657)	(150,552)
Reserve for claims and claim expenses	104,253	215,674
Unearned premiums	691,535	1,015,092
Reinsurance balances payable	61,379	458,694
Other	2,972	(160,607)
Net cash provided by (used in) operating activities	435,708	168,229
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	5,019,879	3,958,948
Purchases of fixed maturity investments trading	(5,159,348)	(4,405,789)
Net sales (purchases) of equity investments	104,077	(374,292)
Net sales (purchases) of short term investments	(480,425)	626,639
Net sales (purchases) of other investments	(159,523)	(210,840)
Net sales (purchases) of investments in other ventures	(11,250)	(779)
Return of investment from investment in other ventures	1,893	2,213
Net cash provided by (used in) investing activities	(684,697)	(403,900)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(16,615)	(16,241)
Dividends paid – preference shares	(8,950)	(8,940)
RenaissanceRe common share repurchases	—	(97,259)
Repayment of debt	(30,000)	—
Net third-party redeemable noncontrolling interest share transactions	190,585	66,729
Taxes paid on withholding shares	(18,729)	(10,782)
Net cash provided by (used in) financing activities	116,291	(66,493)
Effect of exchange rate changes on foreign currency cash	2,066	6,201
Net increase (decrease) in cash and cash equivalents	(130,632)	(295,963)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$1,063,707	$1,563,056

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Form 10-K”). RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Together with its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
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
•Renaissance Underwriting Managers, Ltd. (“RUM”), a wholly-owned subsidiary of RenaissanceRe, is the exclusive underwriting manager for certain of our joint ventures or managed funds in return for a management fee, performance fee, or both.
•RenaissanceRe Fund Management Ltd. (“RFM”) is a wholly-owned Bermuda exempted company and is the exclusive investment fund manager for several of the Company’s joint ventures or managed funds, in return for a management fee, a performance based incentive fee, or both. RFM is an Exempt Reporting Adviser with the Securities and Exchange Commission and serves as the investment adviser to third-party investors in the various private investment partnerships and insurance-related investment products offered by the Company.
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
•Fibonacci Reinsurance Ltd. (“Fibonacci Re”), an exempted company incorporated in Bermuda and registered as an SPI, was formed to provide collateralized capacity to Renaissance Reinsurance and its affiliates. Fibonacci Re raises capital from third-party investors and the Company, via private placements of participating notes which are listed on the Bermuda Stock Exchange.
•The Company and Reinsurance Group of America, Incorporated formed an initiative (“Langhorne”) to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne Holdings LLC (“Langhorne Holdings”) was incorporated to own and manage certain reinsurance entities, and Langhorne Partners LLC (“Langhorne Partners”) is the general partner for Langhorne. Langhorne’s capital commitment period expired at the end of December 2022 and the Langhorne entities are in the process of winding down.
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
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2022, except as described below.
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
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2023	December 31, 2022
U.S. treasuries	$7,331,398	$7,180,129
Corporate (1)	4,474,372	4,390,568
Agencies	481,850	395,149
Non-U.S. government	364,048	383,838
Residential mortgage-backed	786,680	710,429
Commercial mortgage-backed	215,655	213,987
Asset-backed	1,041,582	1,077,302
Total fixed maturity investments trading	$14,695,585	$14,351,402

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$569,267	$562,042	$364,501	$356,770
Due after one through five years	8,180,866	8,055,551	8,117,971	7,875,771
Due after five through ten years	3,882,836	3,770,478	4,072,142	3,805,287
Due after ten years	289,700	263,597	356,268	311,856
Mortgage-backed	1,073,453	1,002,335	1,009,205	924,416
Asset-backed	1,071,751	1,041,582	1,118,464	1,077,302
Total	$15,067,873	$14,695,585	$15,038,551	$14,351,402

Equity Investments
The following table summarizes the fair value of equity investments:

	March 31, 2023	December 31, 2022
Fixed income exchange traded funds	$296,049	$295,481
Financials	107,455	103,250
Equity exchange traded funds	—	90,510
Communications and technology	58,434	48,687
Consumer	36,532	33,447
Industrial, utilities and energy	25,012	25,326
Healthcare	24,001	24,617
Basic materials	3,911	3,740
Total	$551,394	$625,058

Pledged Investments
At March 31, 2023, $7.9 billion (December 31, 2022 - $7.9 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $1.3 billion (December 31, 2022 - $1.2 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At March 31, 2023, the Company held $156.7 million (December 31, 2022 - $38.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Fixed maturity investments trading	$155,500	$62,417
Short term investments	32,950	1,136
Equity investments	3,399	2,754
Other investments
Catastrophe bonds	38,831	17,360
Other	24,571	5,552
Cash and cash equivalents	4,264	(41)
	259,515	89,178
Investment expenses	(5,137)	(5,487)
Net investment income	$254,378	$83,691

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended
	March 31, 2023	March 31, 2022
Net realized gains (losses) on fixed maturity investments trading	$(104,765)	$(121,152)
Net unrealized gains (losses) on fixed maturity investments trading	312,026	(464,177)
Net realized and unrealized gains (losses) on fixed maturity investments trading	207,261	(585,329)
Net realized and unrealized gains (losses) on investments-related derivatives(1)	12,162	(40,288)
Net realized gains (losses) on equity investments	(8,738)	(20)
Net unrealized gains (losses) on equity investments	39,151	(48,669)
Net realized and unrealized gains (losses) on equity investments	30,413	(48,689)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	24,126	(8,261)
Net realized and unrealized gains (losses) on other investments - other	5,489	9,550
Net realized and unrealized gains (losses) on investments	$279,451	$(673,017)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.

Net Sales (Purchases) of Investments
The tables below show the Company’s cash flows in respect of gross and net purchases and sales of equity investments, short term investments, other investments and investments in other ventures for the three months ended March 31, 2023 and 2022.

Three months ended March 31, 2023	Gross Purchases	Gross Sales	Net
Equity investments	$(1,599)	105,676	$104,077
Short term investments	$(7,246,835)	6,766,410	$(480,425)
Other investments	$(212,336)	52,814	$(159,523)
Investments in other ventures	$(11,250)	—	$(11,250)

Three months ended March 31, 2022	Gross Purchases	Gross Sales	Net
Equity investments	$(396,298)	22,006	$(374,292)
Short term investments	$(7,138,020)	7,764,659	$626,639
Other investments	$(276,668)	65,828	$(210,840)
Investments in other ventures	$(905)	126	$(779)

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$7,331,398	$7,331,398	$—	$—
Corporate (1)	4,474,372	—	4,474,372	—
Agencies	481,850	—	481,850	—
Non-U.S. government	364,048	—	364,048	—
Residential mortgage-backed	786,680	—	786,680	—
Commercial mortgage-backed	215,655	—	215,655	—
Asset-backed	1,041,582	—	1,041,582	—
Total fixed maturity investments trading	14,695,585	7,331,398	7,364,187	—
Short term investments	5,177,095	54,095	5,123,000	—
Equity investments trading	551,394	551,394	—	—
Other investments
Catastrophe bonds	1,388,579	—	1,388,579	—
Term loans	100,000	—	—	100,000
Direct private equity investments	67,532	—	—	67,532
	1,556,111	—	1,388,579	167,532
Fund investments (2)	1,144,544	—	—	—
Total other investments	2,700,655	—	1,388,579	167,532
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(1,112)	—	—	(1,112)
Derivative assets (4)	33,435	3,961	29,474	—
Derivative liabilities (4)	(16,587)	(4,985)	(11,602)	—
Total other assets and (liabilities)	15,736	(1,024)	17,872	(1,112)
	$23,140,465	$7,935,863	$13,893,638	$166,420

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
(2)Fund investments, which may include private equity funds, private credit funds, and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(3)Included in assumed and ceded (re)insurance contracts at March 31, 2023 was $2.0 million of other assets and $3.2 million of other liabilities.
(4)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$7,180,129	$7,180,129	$—	$—
Corporate (1)	4,390,568	—	4,390,568	—
Agencies	395,149	—	395,149	—
Non-U.S. government	383,838	—	383,838	—
Residential mortgage-backed	710,429	—	710,429	—
Commercial mortgage-backed	213,987	—	213,987	—
Asset-backed	1,077,302	—	1,077,302	—
Total fixed maturity investments trading	14,351,402	7,180,129	7,171,273	—
Short term investments	4,669,272	—	4,669,272	—
Equity investments	625,058	625,058	—	—
Other investments
Catastrophe bonds	1,241,468	—	1,241,468	—
Term loans	100,000			100,000
Direct private equity investments	66,780	—	—	66,780
	1,408,248	—	1,241,468	166,780
Fund investments (2)	1,086,706	—	—	—
Total other investments	2,494,954	—	1,241,468	166,780
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(1,832)	—	—	(1,832)
Derivative assets (4)	44,400	387	44,013	—
Derivative liabilities (4)	(7,560)	(2,008)	(5,552)	—
Total other assets and (liabilities)	35,008	(1,621)	38,461	(1,832)
	$22,175,694	$7,803,566	$13,120,474	$164,948

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
(2)Fund investments, which may include private equity funds, private credit funds and hedge funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
U.S. Treasuries
Level 1 - At March 31, 2023, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 3.9% and a weighted average credit quality of AA (December 31, 2022 - 4.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At March 31, 2023, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.9% and a weighted average credit quality of BBB (December 31, 2022 - 6.3% and BBB, respectively).
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
Agencies
Level 2 - At March 31, 2023, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2022 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At March 31, 2023, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.3% and a weighted average credit quality of AA (December 31, 2022 - 4.7% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At March 31, 2023, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.2%, a weighted average credit quality of A, and a weighted average life of 8.3 years (December 31, 2022 - 5.4%, A and 8.6 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At March 31, 2023, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 8.4%, a weighted average credit quality of AA, and a weighted average life of 2.5 years (December 31, 2022 - 7.4%, AA and 3.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2023, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 7.5%, a weighted average credit quality of AA and a weighted average life of 4.9 years (December 31, 2022 - 7.4%, AA and 5.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At March 31, 2023, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 4.1% and a weighted average credit quality of AAA (December 31, 2022 - 4.0% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At March 31, 2023, the Company’s other short term investments had a weighted average yield to maturity of 4.6% and a weighted average credit quality of AAA (December 31, 2022 - 4.2% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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

At March 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investments	$67,532	Internal valuation model	Discount rate	n/a	n/a	9.0%
			Liquidity discount	n/a	n/a	15.0%
Term loans	100,000	Discounted cash flow	Credit spread adjustment	n/a	n/a	0.2%
			Risk premium	n/a	n/a	2.6%
Total other investments	167,532
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,112)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,964
			Expected loss ratio	n/a	n/a	4.3%
			Discount rate	n/a	n/a	3.6%
Total other assets and (liabilities)	(1,112)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$166,420

At December 31, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investments	$66,780	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	100,000	Discounted cash flow	Credit spread Adjustment	n/a	n/a	0.2%
			Risk premium	n/a	n/a	2.6%
Total other investments	166,780
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,832)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,734
			Expected loss ratio	n/a	n/a	5.8%
			Discount rate	n/a	n/a	4.0%
Total other assets and (liabilities)	(1,832)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$164,948

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments		Other Assets and (Liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	62	—	—	62
Included in net realized and unrealized gains (losses) on investments	709	—	—	709
Included in other income (loss)	—	—	1,020	1,020
Total foreign exchange gains (losses)	(19)	—	—	(19)
Purchases	—	—	(300)	(300)
Balance - March 31, 2023	$67,532	$100,000	$(1,112)	$166,420

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	—	605	—	605
Included in net realized and unrealized gains (losses) on investments	(8,150)	—	—	(8,150)
Included in other income (loss)	—	—	909	909
Total foreign exchange gains (losses)	(10)	—	—	(10)
Purchases	—	10,000	(281)	9,719
Settlements	—	(455)	—	(455)
Balance - March 31, 2022	$80,213	$85,000	$(4,099)	$161,114

Other Investments
Direct private equity investments
Level 3 - At March 31, 2023, the Company’s other investments included $67.5 million (December 31, 2022 - $66.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.

Term Loans
Level 3 - At March 31, 2023, the Company’s other investments included a $100.0 million (December 31, 2022 - $100.0 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, or SOFR, which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At March 31, 2023, the Company had a $1.1 million net liability (December 31, 2022 - $1.8 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2023 were debt obligations of $1.1 billion (December 31, 2022 - $1.2 billion). At March 31, 2023, the fair value of the Company’s debt obligations was $1.1 billion (December 31, 2022 – $1.1 billion).
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

	March 31, 2023	December 31, 2022
Other investments	$2,700,655	$2,494,954
Other assets	$2,045	$3,499
Other liabilities	$3,157	$5,331

The change in fair value of other investments resulted in net unrealized gains on investments for the three months ended March 31, 2023 of $30.2 million (March 31, 2022 – net unrealized losses of $6.1 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$806,495	$695,788	See below	See below	See below
Private equity funds	338,049	466,854	See below	See below	See below
Total other investments measured using net asset valuations	$1,144,544	$1,162,642

At December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$771,383	$714,302	See below	See below	See below
Private equity funds	315,323	493,155	See below	See below	See below
Total other investments measured using net asset valuations	$1,086,706	$1,207,457

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At March 31, 2023	Carrying amount	Unfunded Commitments	Total
Other investments	$974,466	$1,101,990	$2,076,456

At December 31, 2022
Other investments	$916,248	$1,148,630	$2,064,878

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2023	March 31, 2022
Premiums Written
Direct	$172,696	$301,105
Assumed	2,617,565	2,641,859
Ceded	(526,558)	(777,747)
Net premiums written	$2,263,703	$2,165,217
Premiums Earned
Direct	$254,019	$242,761
Assumed	1,843,669	1,690,268
Ceded	(417,138)	(446,604)
Net premiums earned	$1,680,550	$1,486,425
Claims and Claim Expenses
Gross claims and claim expenses incurred	$959,704	$1,017,555
Claims and claim expenses recovered	(158,504)	(175,822)
Net claims and claim expenses incurred	$801,200	$841,733

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
At March 31, 2023, the Company’s premiums receivable balance was $5.9 billion (December 31, 2022 - $5.1 billion). Of the Company’s premiums receivable balance as of March 31, 2023, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.4 million at March 31, 2023 (December 31, 2022 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$4,606	$2,776
Provision for (release of) allowance	(1,235)	—
Ending balance	$3,371	$2,776

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.

At March 31, 2023, the Company’s reinsurance recoverable balance was $4.7 billion (December 31, 2022 - $4.7 billion). Of the Company’s reinsurance recoverable balance at March 31, 2023, 48.7% is fully collateralized by our reinsurers, 50.7% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.6% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2022 - 47.2%, 52.0% and 0.8%, respectively). The reinsurers with the three largest balances accounted for 19.2%, 8.2% and 6.2%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2023 (December 31, 2022 - 20.8%, 7.0% and 5.4%, respectively). The provision for current expected credit losses was $11.5 million at March 31, 2023 (December 31, 2022 - $12.2 million). The three largest company-specific components of the provision for current expected credit losses represented 15.1%, 9.7% and 6.5%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2023 (December 31, 2022 - 14.3%, 9.1% and 8.0%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$12,169	$8,344
Provision for (release of) allowance	(665)	—
Ending balance	$11,504	$8,344

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses are a combination of case reserves, additional case reserves (“ACR”) and incurred but not reported losses and incurred but not enough reported losses (collectively referred to as “IBNR”). Case reserves are losses reported to the Company by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, the Company establishes ACR which represents the Company’s estimate for claims related to specific contracts which the Company believes may not be adequately estimated by the client as of that date or within the IBNR. The Company establishes IBNR using actuarial techniques and expert judgement to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our unaudited consolidated financial statements.
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2023	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$2,017,567	$2,069,014	$3,100,878	$7,187,459
Casualty and Specialty	1,917,179	189,794	6,702,394	8,809,367
Total	$3,934,746	$2,258,808	$9,803,272	$15,996,826

At December 31, 2022
Property	$1,956,688	$2,008,891	$3,570,253	$7,535,832
Casualty and Specialty	1,864,365	167,993	6,324,383	8,356,741
Total	$3,821,053	$2,176,884	$9,894,636	$15,892,573

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2023	2022
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$11,181,648	$9,025,961
Net incurred related to:
Current year	905,952	859,566
Prior years	(104,752)	(17,833)
Total net incurred	801,200	841,733
Net paid related to:
Current year	26,969	17,790
Prior years	690,868	608,805
Total net paid	717,837	626,595
Foreign exchange (1)	25,144	(50,285)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	11,290,155	9,190,814
Reinsurance recoverable as of end of period	4,706,671	4,319,490
Reserve for claims and claim expenses as of end of period	$15,996,826	$13,510,304

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
The following table details the Company’s prior year net development by segment of its liability for net unpaid claims and claim expenses:

Three months ended March 31,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Property	$(81,693)	$(16,758)
Casualty and Specialty	(23,059)	(1,075)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(104,752)	$(17,833)

Changes to prior year estimated net claims reserves increased net income by $104.8 million during the three months ended March 31, 2023 (2022 - decreased net loss by $17.8 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Vermeer and Fontana and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Three months ended March 31,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses (1)	$(7,785)
2021 Weather-Related Large Losses (2)	(32,333)
2020 Weather-Related Large Loss Events (3)	6,535
2019 Large Loss Events (4)	(15,369)
2018 Large Loss Events (5)	(16,259)
2017 Large Loss Events (6)	(11,486)
Other	90
Total large catastrophe events	(76,607)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(5,086)
Total small catastrophe events and attritional loss movements	(5,086)
Total catastrophe and attritional net claims and claim expenses	(81,693)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(81,693)

(1)“2022 Weather-Related Large Losses” includes Hurricane Ian, the floods in Eastern Australia in February and March of 2022, Storm Eunice, the severe weather in France in May and June of 2022, Hurricane Fiona and the typhoons in Asia during the third quarter of 2022, Hurricane Nicole and Winter Storm Elliott during the fourth quarter of 2022, and loss estimates associated with certain aggregate loss contracts triggered during 2022 as a result of weather-related catastrophe events.
(2)“2021 Weather-Related Large Losses” includes Winter Storm Uri, the European Floods, Hurricane Ida, the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, the Midwest Derecho in December 2021, and losses associated with aggregate loss contracts.
(3)“2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(4)“2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
(5)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts.
(6)“2017 Large Loss Events includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts.
The net favorable development of prior accident years net claims and claim expenses was driven by better than expected loss emergence.
The net favorable development on other small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Three months ended March 31,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Losses	$19,190
2020 Weather-Related Large Loss Events	(5,272)
2019 Large Loss Events	(4,807)
2018 Large Loss Events	(3,800)
2017 Large Loss Events	(18,000)
Other	(1,601)
Total large catastrophe events	(14,290)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(2,468)
Total small catastrophe events and attritional loss movements	(2,468)
Total catastrophe and attritional net claims and claim expenses	(16,758)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(16,758)

The net favorable development of prior accident years net claims and claim expenses was largely driven by better than expected loss emergence.
The net favorable development on other small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
Casualty and Specialty Segment
The following table details the development of the Company’s liability for unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(23,059)	$(1,075)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(23,059)	$(1,075)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $23.1 million in the three months ended March 31, 2023, was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience in other specialty and credit lines of business.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $1.1 million in the three months ended March 31, 2022 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses within our credit lines of business.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2022, except as described below.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At March 31, 2023, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
3.600% Senior Notes due 2029	$371,676	$394,448	$362,644	$394,221
3.450% Senior Notes due 2027	284,241	297,898	280,506	297,775
3.700% Senior Notes due 2025	293,463	299,259	290,874	299,168
4.750% Senior Notes due 2025 (DaVinci) (1)	148,088	149,355	146,625	149,278
Total senior notes	1,097,468	1,140,960	1,080,649	1,140,442
Medici Revolving Credit Facility (2)	—	—	30,000	30,000
Total debt	$1,097,468	$1,140,960	$1,110,649	$1,170,442

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions.
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At March 31, 2023	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	396,994
Unsecured	483,809
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,155,803

(1)At March 31, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2023, no amounts were issued or drawn under this facility.

Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
On February 22, 2023, RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S. and RREAG, entered into an amendment to its letter of credit facility with Wells Fargo Bank, National Association. The Amendment provides for, among other things, the option to request the issuance of up to $150.0 million of secured letters of credit in the aggregate, the removal of an unused option to request unsecured letters of credit, and certain other modifications to the provisions that require collateral to be pledged in favor of Wells Fargo to secure the applicants’ reimbursement obligations, including changes to the methodology for calculation of collateral values.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2023	December 31, 2022
Redeemable noncontrolling interest - DaVinci	$2,234,541	$1,740,300
Redeemable noncontrolling interest - Medici	1,307,741	1,036,218
Redeemable noncontrolling interest - Vermeer	1,538,245	1,490,840
Redeemable noncontrolling interest - Fontana	276,859	268,031
Redeemable noncontrolling interests	$5,357,386	$4,535,389

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2023	March 31, 2022
Redeemable noncontrolling interest - DaVinci	$166,082	$(25,323)
Redeemable noncontrolling interest - Medici	45,069	(5,287)
Redeemable noncontrolling interest - Vermeer	47,405	18,698
Redeemable noncontrolling interest - Fontana	8,828	—
Net income (loss) attributable to redeemable noncontrolling interests	$267,384	$(11,912)

Redeemable Noncontrolling Interest – DaVinci
RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 25.4% at March 31, 2023 (December 31, 2022 - 30.9%).
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
2023
During the three months ended March 31, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $50.2 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 25.4%.
Refer to “Note 15. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinci subsequent to March 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2023, RenaissanceRe received $Nil from subscriptions of shares in DaVinci by third-party investors, and paid $45.2 million as a result of redemptions of shares from third-party investors.
2022
During the three months ended March 31, 2022, DaVinci completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $102.9 million of its shares in DaVinci to third-party investors and purchased an aggregate of $87.4 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 30.9%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$1,740,300	$1,499,451
Redemption of shares from redeemable noncontrolling interests	(50,175)	(87,428)
Sale of shares to redeemable noncontrolling interests, net of adjustments	378,334	388,803
Net income (loss) attributable to redeemable noncontrolling interest	166,082	(25,323)
Ending balance	$2,234,541	$1,775,503

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
2023
During the three months ended March 31, 2023, investors subscribed for $244.1 million, including $0.1 million from the Company, and redeemed $17.6 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 10.8% at March 31, 2023.

Refer to “Note 15. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to March 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2023, RenaissanceRe received $253.3 million from subscriptions of shares in Medici by third-party investors, and paid $17.6 million as a result of redemptions of shares from third-party investors.
2022
During the three months ended March 31, 2022, third-party investors subscribed for $167.3 million and redeemed $76.9 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.6% at March 31, 2022.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$1,036,218	$856,820
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(17,648)	(76,908)
Sale of shares to redeemable noncontrolling interests	244,102	167,287
Net income (loss) attributable to redeemable noncontrolling interest	45,069	(5,287)
Ending balance	$1,307,741	$941,912

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
2023
During the three months ended March 31, 2023, there were no subscriptions for participating, non-voting common shares of Vermeer.
2022
During the three months ended March 31, 2022, PFZW subscribed for $30.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$1,490,840	$1,197,782
Sale of shares to redeemable noncontrolling interest	—	30,000
Net income (loss) attributable to redeemable noncontrolling interest	47,405	18,698
Ending balance	$1,538,245	$1,246,480

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
2023
During the three months ended March 31, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at March 31, 2023.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended
	March 31, 2023	March 31, 2022
Beginning balance	$268,031	$—
Sale of shares to redeemable noncontrolling interest	—	—
Net income (loss) attributable to redeemable noncontrolling interest	8,828	—
Ending balance	$276,859	$—

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
2023
During the three months ended March 31, 2023 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $160.1 million of capital to investors, including $20.7 million to the Company. Also during the three months ended March 31, 2023, Upsilon RFO did not issue non-voting preference shares to existing investors. At March 31, 2023, the Company’s participation in the risks assumed by Upsilon RFO was 12.6%.
At March 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.4 billion and $3.4 billion, respectively (December 31, 2022 - $3.7 billion and $3.7 billion, respectively). Of the total assets and liabilities, a net amount of $0.2 billion (December 31, 2022 - $0.2 billion) is attributable to the Company, and $1.1 billion (December 31, 2022 - $1.2 billion) is attributable to third-party investors.
2022
During the three months ended March 31, 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. In addition, during the three months ended March 31, 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $22.9 million of capital to its investors. At March 31, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 13.8%.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At March 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.7 billion and $168.0 million, respectively (December 31, 2022 - $1.6 billion and $144.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.5 billion at March 31, 2023 (December 31, 2022 - $1.5 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At March 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $878.0 million and $473.4 million, respectively. In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $276.9 million at March 31, 2023.
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $18.3 million and $4.6 million, respectively, during the three months ended March 31, 2023 (2022 - $25.1 million and $6.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $7.7 million and $2.0 million, respectively, during the three months ended March 31, 2023 (2022 - $9.7 million and $2.4 million, respectively).
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million. Also during the three months ended March 31, 2023, Mona Lisa Re redeemed its Series 2020-1 principal-at-risk variable rate notes at their par value of $400.0 million, of which $16.5 million was returned to Medici. At March 31, 2023, the total assets and total liabilities of Mona Lisa Re were $466.0 million and $466.0 million, respectively (December 31, 2022 - $654.8 million and $654.8 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.0 million at March 31, 2023 (December 31, 2022 - $5.7 million).
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of March 31, 2023 and December 31, 2022, and there was no material impact on the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022.
Langhorne
The Company and Reinsurance Group of America, Incorporated formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of March 31, 2023, the Company had invested $0.1 million in Langhorne Partners (December 31, 2022 - $0.1 million). Langhorne’s capital commitment period expired at the end of December 2022 and the Langhorne entities are in the process of winding down. During the quarter ended March 31, 2023, the reinsurance entities of Langhorne Holdings were sold or dissolved, and all capital of Langhorne Holdings was distributed, including $1.5 million to the Company.
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
Norwood Re
Until December 1, 2020, Norwood Re was managed by a subsidiary of RREAG that the Company acquired in the acquisition of TMR. Norwood Re is a Bermuda domiciled special purpose insurer registered as a segregated accounts company formed to provide solutions for reinsurance-linked asset investors. Norwood Re is wholly owned by the Norwood Re Purpose Trust. Risks assumed by the segregated accounts of Norwood Re were fronted by, or ceded from, only one cedant - RREAG and/or its insurance affiliates. The obligations of each segregated account are funded through the issuance of non-voting preference shares to third-party investors. The maximum exposure of each segregated account is fully collateralized and is funded by cash and term deposits or investments as prescribed by the participant thereto. Norwood Re no longer writes new business, and the last in-force contract written by Norwood Re expired on June 30, 2020. The Company ceased providing management services to Norwood Re effective December 1, 2020.
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

NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared dividends of $0.38 per common share, payable to common shareholders of record on March 15, 2023, and the Company paid the dividends on March 31, 2023.
The Board of Directors approved the payment of quarterly dividends on each of the series of RenaissanceRe’s preference shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board of Directors. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates.
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
During the three months ended March 31, 2023, the Company paid $8.8 million in preference share dividends (2022 - $8.8 million) and $16.6 million in common share dividends (2022 - $16.2 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the three months ended March 31, 2023, the Company did not repurchase common shares. At March 31, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2023	March 31, 2022
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$564,062	$(394,413)
Amount allocated to participating common shareholders (1)	(8,854)	(235)
Net income (loss) allocated to RenaissanceRe common shareholders	$555,208	$(394,648)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	42,876	43,357
Per common share equivalents of non-vested shares (2)	130	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	43,006	43,357
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$12.95	$(9.10)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$12.91	$(9.10)

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,304,199	$1,486,062	$—	$2,790,261
Net premiums written	$1,019,829	$1,243,874	$—	$2,263,703
Net premiums earned	$687,420	$993,130	$—	$1,680,550
Net claims and claim expenses incurred	187,609	613,591	—	801,200
Acquisition expenses	145,319	286,938	—	432,257
Operational expenses	55,813	21,661	—	77,474
Underwriting income (loss)	$298,679	$70,940	$—	369,619
Net investment income			254,378	254,378
Net foreign exchange gains (losses)			(14,503)	(14,503)
Equity in earnings of other ventures			9,530	9,530
Other income (loss)			(4,306)	(4,306)
Net realized and unrealized gains (losses) on investments			279,451	279,451
Corporate expenses			(12,843)	(12,843)
Interest expense			(12,134)	(12,134)
Income (loss) before taxes and redeemable noncontrolling interests				869,192
Income tax benefit (expense)			(28,902)	(28,902)
Net (income) loss attributable to redeemable noncontrolling interests			(267,384)	(267,384)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$564,062

Net claims and claim expenses incurred – current accident year	$269,302	$636,650	$—	$905,952
Net claims and claim expenses incurred – prior accident years	(81,693)	(23,059)	—	(104,752)
Net claims and claim expenses incurred – total	$187,609	$613,591	$—	$801,200

Net claims and claim expense ratio – current accident year	39.2%	64.1%		53.9%
Net claims and claim expense ratio – prior accident years	(11.9)%	(2.3)%		(6.2)%
Net claims and claim expense ratio – calendar year	27.3%	61.8%		47.7%
Underwriting expense ratio	29.3%	31.1%		30.3%
Combined ratio	56.6%	92.9%		78.0%

Three months ended March 31, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,343,508	$1,599,456	$—	$2,942,964
Net premiums written	$890,166	$1,275,051	$—	$2,165,217
Net premiums earned	$618,591	$867,834	$—	$1,486,425
Net claims and claim expenses incurred	259,761	581,972	—	841,733
Acquisition expenses	127,096	249,411	—	376,507
Operational expenses	46,932	20,975	—	67,907
Underwriting income (loss)	$184,802	$15,476	$—	200,278
Net investment income			83,691	83,691
Net foreign exchange gains (losses)			(15,486)	(15,486)
Equity in earnings of other ventures			(6,390)	(6,390)
Other income (loss)			1,193	1,193
Net realized and unrealized gains (losses) on investments			(673,017)	(673,017)
Corporate expenses			(12,502)	(12,502)
Interest expense			(11,955)	(11,955)
Income (loss) before taxes and redeemable noncontrolling interests				(434,188)
Income tax benefit (expense)			36,707	36,707
Net (income) loss attributable to redeemable noncontrolling interests			11,912	11,912
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(394,413)

Net claims and claim expenses incurred – current accident year	$276,519	$583,047	$—	$859,566
Net claims and claim expenses incurred – prior accident years	(16,758)	(1,075)	—	(17,833)
Net claims and claim expenses incurred – total	$259,761	$581,972	$—	$841,733

Net claims and claim expense ratio – current accident year	44.7%	67.2%		57.8%
Net claims and claim expense ratio – prior accident years	(2.7)%	(0.1)%		(1.2)%
Net claims and claim expense ratio – calendar year	42.0%	67.1%		56.6%
Underwriting expense ratio	28.1%	31.1%		29.9%
Combined ratio	70.1%	98.2%		86.5%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2023.
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$3,961	$—	$3,961	Other assets	$—	$3,961
Foreign currency forward contracts (1)	18,952	—	18,952	Other assets	—	18,952
Foreign currency forward contracts (2)	9,889	—	9,889	Other assets	—	9,889
Credit default swaps	37	—	37	Other assets	—	37
Total derivative instruments not designated as hedges	32,839	—	32,839		—	32,839
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	596	—	596	Other assets	—	596
Total	$33,435	$—	$33,435		$—	$33,435

	Derivative Liabilities
At March 31, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$3,475	$—	$3,475	Other liabilities	$3,387	$88
Foreign currency forward contracts (1)	4,100	—	4,100	Other liabilities	—	4,100
Foreign currency forward contracts (2)	1,852	—	1,852	Other liabilities	—	1,852
Credit default swaps	5,650	—	5,650	Other liabilities	4,872	778
Equity futures	1,510	—	1,510	Other liabilities	1,510	—
Total derivative instruments not designated as hedges	16,587	—	16,587		9,769	6,818
Total	$16,587	$—	$16,587		$9,769	$6,818

(1)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(2)Contracts used to manage foreign currency risks in investment operations.
(3)Contracts designated as hedges of net investments in a foreign operation.

	Derivative Assets
At December 31, 2022	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$387	$—	$387	Other assets	$—	$387
Foreign currency forward contracts (1)	31,755	—	31,755	Other assets	—	31,755
Foreign currency forward contracts (2)	11,866	—	11,866	Other assets	—	11,866
Credit default swaps	413	—	413	Other assets	—	413
Total derivative instruments not designated as hedges	44,421	—	44,421		—	44,421
Total	$44,421	$—	$44,421		$—	$44,421

	Derivative Liabilities
At December 31, 2022	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,685	$—	$1,685	Other liabilities	$209	$1,476
Foreign currency forward contracts (1)	1,160	—	1,160	Other liabilities	—	1,160
Foreign currency forward contracts (2)	2,165	—	2,165	Other liabilities	—	2,165
Credit default swaps	1,055	—	1,055	Other liabilities	100	955
Equity futures	323	—	323	Other liabilities	—	323
Total derivative instruments not designated as hedges	6,388	—	6,388		309	6,079
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,193	—	1,193	Other liabilities	—	1,193
Total	$7,581	$—	$7,581		$309	$7,272

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$25,483	$(28,787)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	4,745	(21,142)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(3,680)	(1,891)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(11,954)	(4,137)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(1,367)	(7,364)
Total derivative instruments not designated as hedges		13,227	(63,321)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	948	(3,027)
Total		$14,175	$(66,348)

(1)Fixed income related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 3. Investments” for additional information.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Equity related derivatives included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 3. Investments” for additional information.
(5)Contracts designated as hedges of net investments in a foreign operation.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures and swaps within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2023, the Company had $2.7 billion of notional long positions and $1.0 billion of notional short positions of primarily U.S. treasury futures contracts (December 31, 2022 - $2.4 billion and $0.5 billion, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2023, the Company had outstanding underwriting related foreign currency contracts of $821.0 million in notional long positions and $262.1 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $861.7 million and $172.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2023, the Company had outstanding investment portfolio related foreign currency contracts of $416.3 million in notional long positions and $161.3 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $225.6 million and $86.3 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2023, the Company had outstanding credit default swaps of $1.3 billion in notional positions to hedge credit risk and $13.4 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2022 - $953.4 million and $13.1 million, respectively).

Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At March 31, 2023, the Company had a $108.2 million notional short position of equity futures, denominated in U.S. dollars (December 31, 2022 - $116.0 million notional long position).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
One of the Company’s subsidiaries currently uses a non-U.S. dollar functional currency. The Company, from time to time, enters into foreign exchange forwards to hedge non-U.S. dollar functional currencies, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies. As of March 31, 2023 and 2022, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended
	March 31, 2023	March 31, 2022
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$60,342	$90,271
Derivative gains (losses) (1)	$948	$(3,027)

(1)Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity.

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2022.
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

NOTE 15. SUBSEQUENT EVENTS
Effective April 1, 2023, RenaissanceRe purchased an aggregate of $27.3 million of shares in DaVinci from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to this transaction was 26.3%, effective April 1, 2023.
Subsequent to March 31, 2023, Medici completed equity capital raises totaling $155.9 million, comprised of $145.9 million from third-party investors and $10.0 million from RenaissanceRe. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 10.4%, effective May 1, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2023 and 2022, as well as our liquidity and capital resources at March 31, 2023. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2022. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our core products include property, casualty and specialty reinsurance, and certain insurance products, principally distributed through intermediaries with whom we have cultivated strong long-term relationships. Our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance. The underwriting results of our consolidated operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Our strategy focuses on operating as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly.
There are three principal drivers of profit that generate diversified earnings streams for our business - underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By accepting the volatility that this business brings, we believe that we can generate superior long-term returns and achieve our vision. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit, and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio with a focus on fixed income investments. Compared to underwriting income, we view fee income, in particular management fee income, and investment income, as relatively stable, less volatile, and capital efficient sources of income.
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
We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the non-controlling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In the Company’s consolidated balance sheets and consolidated statements of operations, we allocate the portion of these items attributable to third parties in the “Net (income) loss attributable to redeemable noncontrolling interests” line item. Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts the Company’s financial results.
Effects of Inflation
General economic inflation has increased and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio or have other adverse effects. This risk may have been exacerbated by the steps taken by governments and central banks throughout the world in responding to the COVID-19 pandemic, the impact from the war in Ukraine and global supply chain issues. More recently, many central banks have begun to raise interest rates, which could act as a countervailing force against some of these inflationary pressures. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses.

The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2022.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2023, compared to the first quarter of 2022.

Three months ended March 31,	2023	2022	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,790,261	$2,942,964	$(152,703)
Net premiums written	$2,263,703	$2,165,217	$98,486
Net premiums earned	$1,680,550	$1,486,425	$194,125
Net claims and claim expenses incurred	801,200	841,733	(40,533)
Acquisition expenses	432,257	376,507	55,750
Operational expenses	77,474	67,907	9,567
Underwriting income (loss)	$369,619	$200,278	$169,341

Net investment income	$254,378	$83,691	$170,687
Net realized and unrealized gains (losses) on investments	279,451	(673,017)	952,468
Total investment result	$533,829	$(589,326)	$1,123,155

Net income (loss)	$840,290	$(397,481)	$1,237,771
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$564,062	$(394,413)	$958,475
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$12.91	$(9.10)	$22.01
Dividends per common share	$0.38	$0.37	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	53.9%	57.8%	(3.9)%
Net claims and claim expense ratio – prior accident years	(6.2)%	(1.2)%	(5.0)%
Net claims and claim expense ratio – calendar year	47.7%	56.6%	(8.9)%
Underwriting expense ratio	30.3%	29.9%	0.4%
Combined ratio	78.0%	86.5%	(8.5)%

Return on average common equity - annualized	46.6%	(28.1)%	74.7%

Book value	March 31, 2023	December 31, 2022	Change
Book value per common share	$116.44	$104.65	$11.79
Accumulated dividends per common share	25.38	25.00	0.38
Book value per common share plus accumulated dividends	$141.82	$129.65	$12.17
Change in book value per common share plus change in accumulated dividends	11.6%

Net income available to RenaissanceRe common shareholders was $564.1 million in the first quarter of 2023, compared to net loss attributable to RenaissanceRe common shareholders of $394.4 million in the first quarter of 2022, an increase of $958.5 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2023, we generated an annualized return on average common equity of 46.6% and our book value per common share increased from $104.65 at December 31, 2022 to $116.44 at March 31, 2023, an 11.6% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the first quarter of 2023, on a comparative basis to the first quarter of 2022, include:
•Underwriting Results - we generated underwriting income of $369.6 million and had a combined ratio of 78.0% in the first quarter of 2023, compared to underwriting income of $200.3 million and a combined ratio of 86.5% in the first quarter of 2022. Our underwriting income in the first quarter of 2023 was comprised of our Property segment, which generated underwriting income of $298.7 million and had a combined ratio of 56.6%, and our Casualty and Specialty segment, which generated underwriting income of $70.9 million and had a combined ratio of 92.9%. In comparison, our underwriting income in the first quarter of 2022 was comprised of our Property segment, which generated an underwriting income of $184.8 million, and our Casualty and Specialty segment, which generated underwriting income of $15.5 million;
Our underwriting results in the first quarter of 2023 were impacted by the Q1 2023 Large Loss Events (as defined below), which resulted in a net negative impact on the underwriting result of $79.1 million and added 4.7 percentage points to the consolidated combined ratio, all in the Property segment. The first quarter of 2022 was impacted by the Q1 2022 Weather-Related Large Losses (as defined below), which resulted in a net negative impact on the underwriting result of $102.3 million and added 7.0 percentage points to the consolidated combined ratio, all in the Property segment. In addition, in the first quarter of 2022, losses from the Russia-Ukraine War had a net negative impact on the underwriting result of $27.1 million and added 1.8 percentage points to the consolidated combined ratio, all in the Casualty and Specialty segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $533.8 million in the first quarter of 2023, compared to a loss of $589.3 million in the first quarter of 2022. The primary driver of the higher total investment result was net realized and unrealized gains on investments of $279.5 million, principally within fixed maturity investments trading, due to the fall in U.S. treasury interest rates in the first quarter of 2023, as well as net investment income of $254.4 million, driven by higher yielding assets in the fixed maturity and short term portfolios as a result of our reinvestment of the portfolio during the rising interest rate environment throughout 2022. The investment result in the first quarter of 2022 was impacted by net realized and unrealized losses on investments of $673.0 million, principally within our fixed maturity and equity investments trading portfolios;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $267.4 million in the first quarter of 2023, compared to a net loss attributable to redeemable noncontrolling interest of $11.9 million in the first quarter of 2022. Net income attributable to redeemable noncontrolling interests in the first quarter of 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, and net realized and unrealized gains on investments;
•Gross Premiums Written - our gross premiums written decreased by $152.7 million, or 5.2%, to $2.8 billion, in the first quarter of 2023, compared to the first quarter of 2022. This was comprised of a decrease of $113.4 million in our Casualty and Specialty segment and a decrease of $39.3 million in our Property segment; and
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $53.5 million resulting from the Q1 2023 Large Loss Events. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $67.9 million resulting from the Q1 2022 Weather-Related Large Losses.

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
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the first quarter of 2023 from the Q1 2023 Large Loss Events.

Three months ended March 31, 2023	Q1 2023 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(81,478)
Assumed reinstatement premiums earned	3,124
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	(701)
Net negative impact on underwriting result	(79,055)
Redeemable noncontrolling interest	25,517
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(53,538)

The financial data below provides additional information detailing the net negative impact of the Q1 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in the first quarter of 2023.

Three months ended March 31, 2023	Q1 2023 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(79,055)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(79,055)
Percentage point impact on consolidated combined ratio	4.7

(1)“Q1 2023 Large Loss Events” includes the earthquakes which impacted southern and central Turkey in February 2023, Cyclone Gabrielle which impacted northern New Zealand, the flooding that impacted northern New Zealand in January and February 2023, and various wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023.

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the first quarter of 2022 from the Q1 2022 Weather-Related Large Losses.

Three months ended March 31, 2022	Q1 2022 Weather-Related Large Losses (1)
(in thousands)
Net claims and claims expenses incurred	$(112,933)
Assumed reinstatement premiums earned	10,967
Ceded reinstatement premiums earned	(299)
Earned (lost) profit commissions	—
Net negative impact on underwriting result	(102,265)
Redeemable noncontrolling interest	34,347
Net negative impact on net loss attributable to RenaissanceRe common shareholders	$(67,918)

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

Russia-Ukraine War Losses
In the first quarter of 2022, losses related to Russia’s invasion of Ukraine resulted in a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $24.9 million. This reflects net claims and claims expenses incurred and a net negative impact on underwriting result of $27.1 million, which was solely in the Casualty and Specialty segment, partially offset by redeemable noncontrolling interest of $2.2 million. The net negative impact on underwriting result had a 1.8 percentage point impact on the consolidated combined ratio for the first quarter of 2022.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$1,304,199	$1,343,508	$(39,309)
Net premiums written	$1,019,829	$890,166	$129,663
Net premiums earned	$687,420	$618,591	$68,829
Net claims and claim expenses incurred	187,609	259,761	(72,152)
Acquisition expenses	145,319	127,096	18,223
Operational expenses	55,813	46,932	8,881
Underwriting income (loss)	$298,679	$184,802	$113,877

Net claims and claim expenses incurred – current accident year	$269,302	$276,519	$(7,217)
Net claims and claim expenses incurred – prior accident years	(81,693)	(16,758)	(64,935)
Net claims and claim expenses incurred – total	$187,609	$259,761	$(72,152)

Net claims and claim expense ratio – current accident year	39.2%	44.7%	(5.5)%
Net claims and claim expense ratio – prior accident years	(11.9)%	(2.7)%	(9.2)%
Net claims and claim expense ratio – calendar year	27.3%	42.0%	(14.7)%
Underwriting expense ratio	29.3%	28.1%	1.2%
Combined ratio	56.6%	70.1%	(13.5)%

Property Gross Premiums Written
In the first quarter of 2023, our Property segment gross premiums written decreased by $39.3 million, or 2.9%, to $1.3 billion, compared to the first quarter of 2022.
Gross premiums written in the catastrophe class of business were $928.6 million in the first quarter of 2023, an increase of $42.5 million, or 4.8%, compared to the first quarter of 2022. This increase was principally driven by rate improvements on deals written in the first quarter of 2023, partially offset by a reduction in gross reinstatement premiums and the non-renewal of deals written on our Upsilon RFO balance sheet, compared to the first quarter of 2022. In the first quarter of 2023 there was a reduction in gross reinstatement premiums of $26.4 million in the catastrophe class of business, compared to an increase of $23.1 million in the first quarter of 2022, resulting in a decrease in gross reinstatement premiums of $49.5 million compared to the first quarter of 2022.
Gross premiums written in the other property class of business were $375.6 million in the first quarter of 2023, a decrease of $81.8 million, or 17.9%, compared to the first quarter of 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles, partially offset by growth and rate improvement across other areas of business.

Property Ceded Premiums Written

Three months ended March 31,	2023	2022	Change
(in thousands)
Ceded premiums written	$284,370	$453,342	$(168,972)

Ceded premiums written in our Property segment were $284.4 million in the first quarter of 2023, a decrease of $169.0 million, or 37.3%, compared to the first quarter of 2022. The decrease in ceded premiums written was primarily driven by a reduction of $122.7 million in premiums ceded to Upsilon RFO third-party investors following a reduction in the size of Upsilon Fund, with a corresponding decrease in gross premiums written, as discussed above, as well as an overall reduction in ceded premiums written due to lower levels of retrocessional purchases as a part of our gross-to-net strategy.
We purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk.
Property Net Premiums Written

Three months ended March 31,	2023	2022	Change
(in thousands)
Net premiums written	$1,019,829	$890,166	$129,663

Net premiums written in our Property segment were $1.0 billion in the first quarter of 2023, an increase of $129.7 million, or 14.6%, compared to the first quarter of 2022. The increase in net premiums written is driven by rate improvements, combined with a reduction in the ceded premiums written, as discussed above. This increase was partially offset by the reduction in gross premiums written in the other property class of business. Included in net premiums written in the first quarter of 2023 was a reduction in net reinstatement premiums of $27.5 million as compared to an increase of $23.5 million in the first quarter of 2022, resulting in a decrease in net reinstatement premiums of $51.0 million compared to the first quarter of 2022, primarily within the catastrophe class of business.
Property Underwriting Results
Our Property segment generated underwriting income of $298.7 million in the first quarter of 2023, compared to underwriting income of $184.8 million in the first quarter of 2022. In the first quarter of 2023, our Property segment generated a net claims and claim expense ratio of 27.3%, an underwriting expense ratio of 29.3% and a combined ratio of 56.6%, compared to 42.0%, 28.1% and 70.1%, respectively, in the first quarter of 2022.
Impacting the underwriting result and combined ratio in the first quarter of 2023 were the Q1 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $79.1 million and added 11.8 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business. In comparison, the first quarter of 2022 was principally impacted by the Q1 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $102.3 million and added 17.3 percentage points to the Property segment combined ratio.
The net claims and claim expense ratio of 27.3% is comprised of a current accident year net claims and claim expense ratio of 39.2% and 11.9 percentage points of prior accident year net favorable development. In comparison, the first quarter of 2022 had a net claims and claim expense ratio of 42.0%, comprised of a current accident year net claims and claim expense ratio of 44.7% and 2.7 percentage points of prior accident year net favorable development. The decrease of 5.5 percentage points in the current accident year net claims and claim expense ratio is primarily a result of the lower impact from the Q1 2023 Large Loss Events as compared to the Q1 2022 Weather-Related Large Losses. The Q1 2023 Large Loss Events contributed 11.7 percentage points to the current accident year net claims and claim expense ratio, compared to the weather-related large losses in the first quarter of 2022, which contributed 17.8 percentage points to the current accident year net claims and claim expense ratio.

The underwriting expense ratio increased 1.2 percentage points, primarily driven by the reduction in reinstatement premiums discussed above.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$1,486,062	$1,599,456	$(113,394)
Net premiums written	$1,243,874	$1,275,051	$(31,177)
Net premiums earned	$993,130	$867,834	$125,296
Net claims and claim expenses incurred	613,591	581,972	31,619
Acquisition expenses	286,938	249,411	37,527
Operational expenses	21,661	20,975	686
Underwriting income (loss)	$70,940	$15,476	$55,464

Net claims and claim expenses incurred – current accident year	$636,650	$583,047	$53,603
Net claims and claim expenses incurred – prior accident years	(23,059)	(1,075)	(21,984)
Net claims and claim expenses incurred – total	$613,591	$581,972	$31,619

Net claims and claim expense ratio – current accident year	64.1%	67.2%	(3.1)%
Net claims and claim expense ratio – prior accident years	(2.3)%	(0.1)%	(2.2)%
Net claims and claim expense ratio – calendar year	61.8%	67.1%	(5.3)%
Underwriting expense ratio	31.1%	31.1%	—%
Combined ratio	92.9%	98.2%	(5.3)%

Casualty and Specialty Gross Premiums Written
In the first quarter of 2023, our Casualty and Specialty segment gross premiums written decreased by $113.4 million, or 7.1% reflecting decreases in casualty classes of business, principally in professional liability, and partially offset by growth in the other specialty class of business. The decrease in gross premiums written principally reflects the impact of changes in premium estimates for business underwritten in prior years.
During the first quarter of 2023, gross premiums written included positive changes in premium estimates of $48.3 million on business underwritten in 2022 and prior years, compared to the first quarter of 2022, which included $224.5 million on business underwritten in 2021 and prior years. These changes in premium estimates occurred across all lines of business, but principally in general casualty and professional liability classes, and largely reflect the positive rate environment experienced in recent prior periods.
The majority of our Casualty and Specialty segment premiums consists of proportional business. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity as compared to traditional excess of loss business.

Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2023	2022	Change
(in thousands)
Ceded premiums written	$242,188	$324,405	$(82,217)

Ceded premiums written in our Casualty and Specialty segment decreased by $82.2 million, to $242.2 million in the first quarter of 2023, compared to $324.4 million in the first quarter of 2022, primarily driven by the decrease in gross premiums written subject to our retrocessional quota share reinsurance programs, in addition to an overall reduction in our retrocessional purchases as part of our gross-to-net strategy.
As in our Property segment, the buying of ceded reinsurance in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.
Casualty and Specialty Net Premiums Written

Three months ended March 31,	2023	2022	Change
(in thousands)
Net premiums written	$1,243,874	$1,275,051	$(31,177)

Net premiums written in our Casualty and Specialty segment decreased by $31.2 million, or 2.4%, to $1.2 billion in the first quarter of 2023, compared to $1.3 billion in the first quarter of 2022, consistent with the changes in gross and ceded premiums written.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $70.9 million in the first quarter of 2023, compared to underwriting income of $15.5 million in the first quarter of 2022. In the first quarter of 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 61.8%, an underwriting expense ratio of 31.1% and a combined ratio of 92.9%, compared to 67.1%, 31.1% and 98.2%, respectively, in the first quarter of 2022.
The decrease in the Casualty and Specialty segment combined ratio in the first quarter of 2023 was primarily driven by the decrease of 5.3 percentage points in the net claims and claims expense ratio, principally due to the impact of the Russia-Ukraine War in 2022, which contributed 3.1 percentage points in the first quarter of 2022. Additionally, our Casualty and Specialty segment experienced net favorable development on prior accident years net claims and claim expenses of $23.1 million, or 2.3 percentage points, during the first quarter of 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Three months ended March 31,	2023	2022	Change
(in thousands)
Management Fee Income
Joint ventures	$27,998	$13,395	$14,603
Structured reinsurance products	6,638	7,224	(586)
Managed funds	6,269	6,603	(334)
Total management fee income	40,905	27,222	13,683

Performance Fee Income
Joint ventures	1,755	(103)	1,858
Structured reinsurance products	1,755	934	821
Managed funds	357	296	61
Total performance fee income	3,867	1,127	2,740
Total fee income	$44,772	$28,349	$16,423

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
In the first quarter of 2023, total fee income earned through third-party capital management activities increased $16.4 million, to $44.8 million, compared to $28.3 million in the first quarter of 2022, primarily due to higher management fee income in the first quarter of 2023 compared to the first quarter of 2022. This increase reflected increased capital managed at DaVinci, Vermeer, Medici, and Fontana, as well as the recording of previously deferred management fees in DaVinci as a result of the weather-related large losses experienced in prior years.
Performance fee income increased $2.7 million compared to the first quarter of 2022, driven by favorable development of prior year events.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended March 31,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$13,141	$12,161	$980
Equity in earnings of other ventures	(141)	23	(164)
Net income (loss) attributable to redeemable noncontrolling interest	31,772	16,165	15,607
Total fee income	$44,772	$28,349	$16,423

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses. The $13.1 million includes $11.6 million of management fee income, recorded as a reduction to operating expenses and $1.6 million of performance fee income recorded as an increase to acquisition expenses (2022 - $12.2 million, $12.6 million and a reduction of $0.4 million, respectively).
In addition to the $44.8 million of fee income earned through our third-party capital management activities described above, we earned additional fees of $22.2 million on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended March 31,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$13,141	$12,161	$980
Underwriting income (loss) - additional fee income on other underwriting-related activities	22,176	20,945	1,231
Total fees recorded through underwriting income (loss) (1)	$35,317	$33,106	$2,211
Impact of total fees recorded through underwriting income (loss) on the combined ratio	2.1%	2.2%	(0.1)%

(1)The $35.3 million includes $33.7 million of management fee income, recorded as a reduction to operating expenses and $1.6 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $33.1 million, $30.8 million and $2.3 million, respectively).
Net Investment Income

Three months ended March 31,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$155,500	$62,417	$93,083
Short term investments	32,950	1,136	31,814
Equity investments	3,399	2,754	645
Other investments
Catastrophe bonds	38,831	17,360	21,471
Other	24,571	5,552	19,019
Cash and cash equivalents	4,264	(41)	4,305
	259,515	89,178	170,337
Investment expenses	(5,137)	(5,487)	350
Net investment income	$254,378	$83,691	$170,687

Net investment income was $254.4 million in the first quarter of 2023, compared to $83.7 million in the first quarter of 2022, an increase of $170.7 million. This increase was primarily driven by higher yielding assets in the fixed maturity and short term portfolios as a result of our reinvestment of the portfolio during the rising interest rate environment throughout 2022.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended March 31,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$17,709	$9,560	$8,149
Gross realized losses on fixed maturity investments trading	(122,474)	(130,712)	8,238
Net realized gains (losses) on fixed maturity investments trading	(104,765)	(121,152)	16,387
Net unrealized gains (losses) on fixed maturity investments trading	312,026	(464,177)	776,203
Net realized and unrealized gains (losses) on investments-related derivatives (1)	12,162	(40,288)	52,450
Net realized gains (losses) on equity investments	(8,738)	(20)	(8,718)
Net unrealized gains (losses) on equity investments	39,151	(48,669)	87,820
Net realized and unrealized gains (losses) on equity investments	30,413	(48,689)	79,102
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	24,126	(8,261)	32,387
Net realized and unrealized gains (losses) on other investments - other	5,489	9,550	(4,061)
Net realized and unrealized gains (losses) on investments	$279,451	$(673,017)	$952,468

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
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. As interest rates decline, we tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we tend to have realized and unrealized losses from our investment portfolio.
Net realized and unrealized gains on investments were $279.5 million in the first quarter of 2023, compared to net realized and unrealized losses of $673.0 million in the first quarter of 2022. Impacting our net realized and unrealized gains on investments in the first quarter of 2023 were:
•net realized and unrealized gains on fixed maturity investments trading of $207.3 million, driven by unrealized mark-to-market gains resulting from decreasing interest rates on U.S. treasuries in the first quarter of 2023, compared to net realized and unrealized losses of $585.3 million in the first quarter of 2022 resulting from increases in interest rates;
•net realized and unrealized gains on equity investments of $30.4 million compared to losses of $48.7 million in the first quarter of 2022, an increase of $79.1 million. The equity investment results for both the current and prior period were in line with wider equity market movements.
Net Foreign Exchange Gains (Losses)

Three months ended March 31,	2023	2022	Change
(in thousands)
Net foreign exchange gains (losses)	$(14,503)	$(15,486)	$983

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
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2022 for additional information related to our exposure to foreign currency risk and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2023	2022	Change
(in thousands)
Tower Hill Companies	$6,267	$(8,703)	$14,970
Top Layer	3,364	1,085	2,279
Other	(101)	1,228	(1,329)
Total equity in earnings (losses) of other ventures	$9,530	$(6,390)	$15,920

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
Earnings from our investments in other ventures were $9.5 million in the first quarter of 2023, compared to losses of $6.4 million in the first quarter of 2022, an increase of $15.9 million. The increase was principally driven by increased profitability of our equity investments during the first quarter of 2023, primarily driven by the Tower Hill Companies, which reported underwriting income in the first quarter of 2023, compared to an underwriting loss in the first quarter of 2022.
Corporate Expenses

Three months ended March 31,	2023	2022	Change
(in thousands)
Corporate expenses	$12,843	$12,502	$341

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
Income Tax Benefit (Expense)

Three months ended March 31,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$(28,902)	$36,707	$(65,609)

We recognized an income tax expense of $28.9 million in the first quarter of 2023, compared to an income tax benefit of $36.7 million in the first quarter of 2022. The income tax expense was primarily driven by investment gains and higher operating income in our U.S.-based operations in the first quarter of 2023, as compared to the income tax benefit in the first quarter of 2022, which was driven by investment losses and lower operating income.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$166,082	$(25,323)	$191,405
Redeemable noncontrolling interest - Medici	45,069	(5,287)	50,356
Redeemable noncontrolling interest - Vermeer	47,405	18,698	28,707
Redeemable noncontrolling interest - Fontana	8,828	—	8,828
Net income (loss) attributable to redeemable noncontrolling interests	$267,384	$(11,912)	$279,296

Our net income attributable to redeemable noncontrolling interests was $267.4 million in the first quarter of 2023, compared to a net loss of $11.9 million in the first quarter of 2022, a change of $279.3 million. This change was primarily due to the following:
•DaVinci, which had net income in the first quarter of 2023, primarily resulting from realized and unrealized gains on investments, driven by the decrease in interest rates discussed previously, as well as a reduced impact from the Q1 2023 Large Loss Events as compared to the impact from the Q1 2022 Weather-Related Large Losses, and an increase in net earned premiums in the first quarter of 2023.
•Medici, which had net income in the first quarter of 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income;
•Vermeer, which had a higher net income in the first quarter of 2023 as compared to the first quarter of 2022, primarily resulting from higher net investment income and an increase in net earned premiums; and
•Fontana, which was launched in the second quarter of 2022 and had a net income in the first quarter of 2023 primarily due to realized and unrealized gains on investments.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2023. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022.
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

At March 31, 2023	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	396,994
Unsecured	483,809
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,155,803

(1)At March 31, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2023, no amounts were issued or drawn under this facility.
Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
On February 22, 2023, RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S. and RREAG entered into an amendment to its letter of credit facility with Wells Fargo Bank, National Association. The Amendment provides for, among other things, the option to request the issuance of up to $150.0 million of secured letters of credit in the aggregate, the removal of an unused option to request unsecured letters of credit, and certain other modifications to the provisions that require collateral to be pledged in favor of Wells Fargo to secure the Applicants’ reimbursement obligations, including changes to the methodology for calculation of collateral values.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2023, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £907.5 million (December 31, 2022 - £986.8 million). Actual FAL posted for Syndicate 1458 at March 31, 2023 by

RenaissanceRe Corporate Capital (UK) Limited was $1.0 billion (December 31, 2022 - $1.0 billion), supported by a $275.0 million letter of credit and a $757.3 million deposit of cash and fixed maturity securities (December 31, 2022 - $275.0 million and $737.6 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As described below, as of March 31, 2023, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts may exceed the amount required under U.S. state regulations. Refer to “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Assets held under trust at March 31, 2023 with respect to our multi-beneficiary reinsurance trusts totaled $632.0 million and $255.9 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2022 - $633.7 million and $255.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $452.3 million and $145.8 million, respectively, at March 31, 2023 (December 31, 2022 - $511.4 million and $200.1 million, respectively).
Assets held under trust at March 31, 2023 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $178.7 million, $213.6 million, and $105.5 million for Renaissance Reinsurance, DaVinci and RREAG respectively (December 31, 2022 - $172.7 million, $211.0 million and $106.5 million respectively), compared to the minimum amount required under U.S. state regulations of $142.2 million, $175.2 million and $92.4 million respectively (December 31, 2022 - $146.1 million, $174.7 million and $98.3 million respectively).
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2022. As of March 31, 2023, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2022.
Cash Flows

Three months ended March 31,	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$435,708	$168,229
Net cash provided by (used in) investing activities	(684,697)	(403,900)
Net cash provided by (used in) financing activities	116,291	(66,493)
Effect of exchange rate changes on foreign currency cash	2,066	6,201
Net increase (decrease) in cash and cash equivalents	(130,632)	(295,963)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$1,063,707	$1,563,056

2023
During the three months ended March 31, 2023, our cash and cash equivalents decreased by $130.6 million, to $1.1 billion at March 31, 2023, compared to $1.2 billion at December 31, 2022.
Cash flows provided by operating activities. Cash flows provided by operating activities during the three months ended March 31, 2023 were $435.7 million, compared to $168.2 million during the three months ended March 31, 2022. Cash flows provided by operating activities during the three months ended March

31, 2023 were primarily the result of certain adjustments to reconcile our net income of $840.3 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $691.5 million due to the growth in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reserve for claims and claim expenses of $104.3 million primarily resulting from an increase in reserves within our Casualty and Specialty segment largely driven by additional attritional reserves as a result of the application of our reserving loss ratios to the earned premium in the three months ended March 31, 2023, partially offset by a decrease in reserves in our Property segment due to prior year favorable development and paid losses during the three months ended March 31, 2023;
•an increase in reinsurance balances payable of $61.4 million principally driven by the issuance of non-voting preference shares to investors in Upsilon RFO, which are accounted for as prospective reinsurance and included in reinsurance balances payable on our consolidated balance sheet. See “Note 9. Variable Interest Entities” in our “Notes to the Consolidated Financial Statements” for additional information related to Upsilon RFO’s non-voting preference shares; partially offset by
•an increase in premiums receivable of $794.2 million due to the timing of receipts and increase in our gross premiums written;
•net realized and unrealized gains on investments of $267.3 million primarily driven by unrealized mark-to-market gains resulting from the decrease in interest rates; and
•an increase of $109.4 million in our prepaid reinsurance premiums due to the January 1, 2023 renewal of our ceded book, which drove growth in both our ceded premiums written and unearned ceded premiums.
Cash flows used in investing activities. During the three months ended March 31, 2023, our cash flows used in investing activities were $684.7 million, principally reflecting net purchases of fixed maturity investments trading of $139.5 million, short term investments of $480.4 million, and other investments of $159.5 million, partially offset by cash flows from net sales of equity investments trading of $104.1 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the three months ended March 31, 2023, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the three months ended March 31, 2023 were $116.3 million, and were principally the result of:
•net inflows of $190.6 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci; partially offset by
•repayment of debt of $30.0 million related to the Medici Revolving Credit Facility; and
•dividends paid on our common and preference shares of $16.6 million and $9.0 million, respectively.
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
•an increase of $331.3 million in our prepaid reinsurance premiums due to the growth in both our ceded premiums written and unearned ceded premiums; and
•a decrease in other operating cash flows of $160.6 million primarily reflecting subscriptions received in advance of the issuance of Medici’s non-voting preference shares effective April 1, 2022, which were recorded in other liabilities at March 31, 2021, and an increase in the Company’s deferred tax asset. See “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information related to Medici’s non-voting preference shares.
Cash flows used in investing activities. During the three months ended March 31, 2022, our cash flows used in investing activities were $403.9 million, principally reflecting net purchases of fixed maturity investments trading of $446.8 million, equity investments trading of $374.3 million, and other investments of $210.8 million, partially offset by cash flows from net sales of short term investments of $626.6 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the three months ended March 31, 2022, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At March 31, 2023	At December 31, 2022	Change
(in thousands)
Common shareholders’ equity	$5,115,535	$4,575,274	$540,261
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	5,865,535	5,325,274	540,261

3.600% Senior Notes due 2029	394,448	394,221	227
3.450% Senior Notes due 2027	297,898	297,775	123
3.700% Senior Notes due 2025	299,259	299,168	91
4.750% Senior Notes due 2025 (DaVinci) (1)	149,355	149,278	77
Total senior notes	$1,140,960	$1,140,442	$518
Medici Revolving Credit Facility (2)	$—	$30,000	$(30,000)
Total debt	$1,140,960	$1,170,442	$(29,482)

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2023, no amounts were issued or drawn under this facility.
Our shareholders’ equity attributable to RenaissanceRe increased $540.3 million during the three months ended March 31, 2023 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $573.5 million; partially offset by
•$16.6 million and $8.8 million of dividends on our common and preference shares, respectively.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 8. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 11. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 for additional information related to our common and preference shares.

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
Refer to “Note 7. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 and “Note 6. Reserve for Claims and Claim Expenses” included herein for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2022 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2023		December 31, 2022		Change
(in thousands, except percentages)
U.S. treasuries	$7,331,398	31.6%	$7,180,129	32.3%	$151,269
Corporate (1)	4,474,372	19.3%	4,390,568	19.8%	83,804
Agencies	481,850	2.1%	395,149	1.8%	86,701
Non-U.S. government	364,048	1.6%	383,838	1.7%	(19,790)
Non-agency mortgage-backed	786,680	3.4%	710,429	3.2%	76,251
Commercial mortgage-backed	215,655	0.9%	213,987	1.0%	1,668
Asset-backed	1,041,582	4.5%	1,077,302	4.8%	(35,720)
Total fixed maturity investments, at fair value	14,695,585	63.4%	14,351,402	64.6%	344,183
Short term investments, at fair value	5,177,095	22.3%	4,669,272	21.0%	507,823
Equity investments, at fair value	551,394	2.4%	625,058	2.8%	(73,664)
Catastrophe bonds	1,388,579	6.0%	1,241,468	5.6%	147,111
Fund investments	1,144,544	4.9%	1,086,706	4.9%	57,838
Term loans	100,000	0.4%	100,000	0.5%	—
Direct private equity investments	67,532	0.3%	66,780	0.3%	752
Total other investments, at fair value	2,700,655	11.6%	2,494,954	11.2%	205,701
Investments in other ventures, under equity method	84,731	0.3%	79,750	0.4%	4,981
Total investments	$23,209,460	100.0%	$22,220,436	100.0%	$989,024

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
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect, from time to time, to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investments are highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments and an allocation to other investments (including catastrophe bonds, fund investments, term loans and direct private equity investments).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2023	December 31, 2022	Change
(in thousands)
Catastrophe bonds	$1,388,579	$1,241,468	$147,111
Fund investments	1,144,544	1,086,706	57,838
Term loans	100,000	100,000	—
Direct private equity investments	67,532	66,780	752
Total other investments	$2,700,655	$2,494,954	$205,701

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. A net loss of $1.9 million is recorded between net investment income and net realized and unrealized gains (losses) on investments for the three months ended March 31, 2023 (2022 - net income of $19.2 million for the three months ended March 31, 2022), representing the change in estimate during the period related to the difference between our estimate recorded on December 31, 2022 (2022 - December 31, 2021), due to the lag in reporting discussed above, and the actual amount reported in the final net asset values provided by our fund managers in the current year.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to fund investments, term loans, direct private equity investments and investments in other ventures of $2.9 billion, of which $1.7 billion has been contributed at March 31, 2023 (December 31, 2022 - $2.9 billion and $1.7 billion, respectively). Our remaining commitments to these investments at March 31, 2023 totaled $1.2 billion (December 31, 2022 - $1.2 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of May 1, 2023 are presented below.

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
As of May 1, 2023, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2022.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 8. Debt and Credit Facilities” in the “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 and “Note 7. Debt and Credit Facilities” included herein.
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

Summarized Balance Sheets

(in thousands)	March 31, 2023	December 31, 2022
Assets
Receivables due from non-obligor subsidiaries	$262,962	$370,219
Other current assets	77,766	216,909
Total current assets	$340,728	$587,128

Goodwill and other intangibles	$103,916	$104,718
Loan receivable from non-obligor subsidiaries	895,594	874,721
Other noncurrent assets	148,782	186,279
Total noncurrent assets	$1,148,292	$1,165,718

Liabilities
Payables due to non-obligor subsidiaries	$17,284	$16,049
Other current liabilities	18,811	95,792
Total current liabilities	$36,095	$111,841

Loan payable to non-obligor subsidiaries	$203,318	$201,380
Other noncurrent liabilities	1,093,170	1,092,728
Total noncurrent liabilities	$1,296,488	$1,294,108

Summarized Statement of Operations

(in thousands)	Three months ended March 31, 2023
Revenues
Intercompany revenue with non-obligor subsidiaries	$21,334
Other revenue	11,727
Total revenues	33,061
Expenses
Intercompany expense with non-obligor subsidiaries	9,721
Other expense	16,250
Total expenses	25,971
Income tax benefit (expense)	(11,236)
Net income (loss)	(4,146)
Dividends on RenaissanceRe preference shares	(8,844)
Net income (loss) attributable to Obligor Group	$(12,990)

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
Recently, we have seen a shift in the reinsurance market environment that we believe has inured to our benefit. There are several factors that we believe have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. We believe that reinsurance supply has been constrained, as many participants are unwilling to accept heightened levels of volatility. At the same time, we think that demand for reinsurance has increased as insurance companies seek strategies to stabilize their returns. Additionally, we have experienced a tightening of reinsurance terms and conditions, which provides us with another tool to help manage market cycles. Overall, this has resulted in an increase in rates across certain lines of business at the January 1 and April 1 renewals.
We expect continued attractive opportunities in the remainder of 2023, and believe that we are in a strong position to take advantage of them due to: (i) our capital position; (ii) our ability to deploy excess capital; (iii) our status as one of the largest writers of property catastrophe risk; and (iv) increased demand for property catastrophe risk at the upper ends of programs where we have capacity.
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
General Economic Conditions
We believe the stresses in the global economy will continue and that this may result in increased market volatility. Global events, including the COVID-19 pandemic, the war in Ukraine and global supply chain issues have contributed to widespread economic inflation. There has also been heightened instability in the global banking sector. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and have enhanced our inflation framework to proactively monitor this trend.
Many central banks have raised interest rates, which could act as a countervailing force against some inflationary pressures. Historic increases in interest rates have driven significant short-term mark-to-market losses in our investment portfolio. However, we have seen momentum for an increase in net investment income from our investment portfolio as interest rates have risen, and a reversal of mark-to-market losses from accretion to par for certain securities that we hold to maturity.

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
Property. With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We think that expected losses, cost of capital and inherent volatility in this business are all increasing, which should create favorable pricing trends. These factors contributed to attractive opportunities at the January 1 and April 1 renewals where we experienced increasing rate trends, and we have already seen, and expect to continue to see, robust demand and positive outcomes at the June 1 renewals. At the January 1 renewals, we took the opportunity to further optimize our portfolio, choosing to grow our property catastrophe business, while reducing our other property business, to take advantage of the best opportunities.
While we have moved away from some programs in Florida, Southeast U.S. wind risk remains a primary risk in our portfolio as we have moved towards more regional and nationwide programs and accessed this risk through the other property line of business, relatively less of which is shared with our Capital Partners unit.
Casualty and Specialty. We continue to see opportunities across multiple lines of business and geographies within our Casualty and Specialty segment, and we have expanded participation on multiple casualty and specialty lines. However, different lines of business are at different points in their respective cycles, and we have been managing these cycles through strong underwriting discipline. At the January 1 renewals, we grew robustly in the specialty class of business in an attractive market.
We believe that our book of business is beginning to reflect the rate improvements that we have seen over the past several years. We think that our prior work building strong relationships with key customers allowed us to gain superior access to desirable business.
See the “Risk Factors” section in our Form 10-K, filed with the SEC on February 8, 2023, for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2022, during the three months ended March 31, 2023. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the first quarter of 2023, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
January 1 - 31, 2023	—	$—	—	$—	—	$—	500,000
February 1 - 28, 2023	65,025	$215.00	65,025	$215.00	—	$—	500,000
March 1 - 31, 2023	23,203	$204.68	23,203	$204.68	—	$—	500,000
Total	88,228	$212.29	88,228	$212.29	—	$—	$500,000

During the three months ended March 31, 2023, we did not repurchase common shares pursuant to our publicly announced share repurchase program. At March 31, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.

ITEM 6.        EXHIBITS

10.1
Third Amendment to Amended and Restated Standby Letter of Credit Agreement, dated February 22, 2023, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG, RenaissanceRe Specialty US Ltd., RenaissanceRe Holdings Ltd. and Wells Fargo Bank, National Association, incorporated by referenced to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 22, 2023.

10.2
Waiver, dated as of February 6, 2023, by and between RenaissanceRe Holdings Ltd. and T. Rowe Price Associates, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K filed with the SEC on February 8, 2023.

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

Date: May 3, 2023    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 3, 2023    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)