Form 10-Q
period 2023-06-30
RENAISSANCERE HOLDINGS LTD
filed 2023-07-26
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at July 24, 2023 was 51,181,534.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Talbot”	Talbot Underwriting Ltd., an affiliate of AIG
“Top Layer”	Top Layer Reinsurance Ltd.
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

“U.K.”	United Kingdom
“U.S.”	United States of America
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund, a segregated account of Upsilon Fund

“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Validus Specialty, and their respective subsidiaries (including Validus Re), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement.
“Validus Business”	the collective business of Validus
“Validus Holdings”	Validus Holdings, Ltd.
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Specialty”	Validus Specialty, LLC
“Vermeer”	Vermeer Reinsurance Ltd.

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the reinsurance and insurance industries. In addition, this Form 10-Q may include forward-looking statements with respect to the Validus Acquisition and its impact on our business and our relationship with AIG. In light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Form 10-Q should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including those set forth under “Risk Factors” in this Form 10-Q. We undertake no obligation to release publicly the results of any future revision we may make to forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
The inclusion of forward-looking statements in this report should not be considered as a representation by us or any other person that our current objectives or plans will be achieved. Numerous factors could cause our actual results to differ materially from those addressed by the forward-looking statements, including the following:
•the risk that the Validus Acquisition may not be completed within the expected timeframe, or at all;
•the risk that regulatory agencies in certain jurisdictions may impose onerous conditions following the Validus Acquisition;
•difficulties in integrating the Validus Business;
•the risk that the due diligence process that we undertook in connection with the Validus Acquisition may not have revealed all facts that may be relevant in connection with the Validus Acquisition;
•our ability to manage the growth of the Validus Business’ operations successfully following the Validus Acquisition;
•that the historical financial statements of the Validus Business are not representative of the future financial position, future results of operations or future cash flows of the Validus Business following the Validus Acquisition;
•risks from our increased debt obligations as a result of the Validus Acquisition;
•the dilutive impact on our shareholders from the issuance of common shares to AIG in connection with the Validus Acquisition;
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $16,398,682 at June 30, 2023 (December 31, 2022 – $15,038,551)	$15,888,564	$14,351,402
Short term investments, at fair value - amortized cost $6,374,957 at June 30, 2023 (December 31, 2022 - $4,671,581)	6,373,969	4,669,272
Equity investments, at fair value	93,058	625,058
Other investments, at fair value	3,091,686	2,494,954
Investments in other ventures, under equity method	89,505	79,750
Total investments	25,536,782	22,220,436
Cash and cash equivalents	943,935	1,194,339
Premiums receivable	6,490,886	5,139,471
Prepaid reinsurance premiums	1,187,177	1,021,412
Reinsurance recoverable	4,689,351	4,710,925
Accrued investment income	147,824	121,501
Deferred acquisition costs	1,300,992	1,171,738
Receivable for investments sold	508,887	350,526
Other assets	358,863	384,702
Goodwill and other intangible assets	235,218	237,828
Total assets	$41,399,915	$36,552,878
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$16,138,128	$15,892,573
Unearned premiums	5,717,302	4,559,107
Debt	1,882,101	1,170,442
Reinsurance balances payable	3,780,410	3,928,281
Payable for investments purchased	547,974	493,776
Other liabilities	254,925	648,036
Total liabilities	28,320,840	26,692,215
Commitments and contingencies
Redeemable noncontrolling interests	5,676,262	4,535,389
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at June 30, 2023 (December 31, 2022 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 51,182,221 shares issued and outstanding at June 30, 2023 (December 31, 2022 – 43,717,836)	51,182	43,718
Additional paid-in capital	1,825,215	475,647
Accumulated other comprehensive income (loss)	(14,050)	(15,462)
Retained earnings	4,790,466	4,071,371
Total shareholders’ equity attributable to RenaissanceRe	7,402,813	5,325,274
Total liabilities, noncontrolling interests and shareholders’ equity	$41,399,915	$36,552,878

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2023 and 2022
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Gross premiums written	$2,651,621	$2,464,639	$5,441,882	$5,407,603
Net premiums written	$2,195,803	$1,863,616	$4,459,506	$4,028,833
Decrease (increase) in unearned premiums	(410,541)	(407,233)	(993,694)	(1,086,025)
Net premiums earned	1,785,262	1,456,383	3,465,812	2,942,808
Net investment income	292,662	107,211	547,040	190,902
Net foreign exchange gains (losses)	(13,488)	(50,821)	(27,991)	(66,307)
Equity in earnings (losses) of other ventures	7,700	7,383	17,230	993
Other income (loss)	3,876	923	(430)	2,116
Net realized and unrealized gains (losses) on investments	(222,781)	(654,107)	56,670	(1,327,124)
Total revenues	1,853,231	866,972	4,058,331	1,743,388
Expenses
Net claims and claim expenses incurred	931,211	706,239	1,732,411	1,547,972
Acquisition expenses	422,545	361,238	854,802	737,745
Operational expenses	80,491	72,520	157,965	140,427
Corporate expenses	23,371	12,352	36,214	24,854
Interest expense	14,895	11,895	27,029	23,850
Total expenses	1,472,513	1,164,244	2,808,421	2,474,848
Income (loss) before taxes	380,718	(297,272)	1,249,910	(731,460)
Income tax benefit (expense)	(5,942)	30,534	(34,844)	67,241
Net income (loss)	374,776	(266,738)	1,215,066	(664,219)
Net (income) loss attributable to redeemable noncontrolling interests	(174,907)	(49,331)	(442,291)	(37,419)
Net income (loss) attributable to RenaissanceRe	199,869	(316,069)	772,775	(701,638)
Dividends on preference shares	(8,844)	(8,844)	(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$191,025	$(324,913)	$755,087	$(719,326)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$4.10	$(7.53)	$16.75	$(16.64)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$4.09	$(7.53)	$16.71	$(16.64)
Dividends per common share	$0.38	$0.37	$0.76	$0.74

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Comprehensive income (loss)
Net income (loss)	$374,776	$(266,738)	$1,215,066	$(664,219)
Change in net unrealized gains (losses) on investments, net of tax	390	(3,251)	1,308	(2,417)
Foreign currency translation adjustments, net of tax	398	917	104	(1,842)
Comprehensive income (loss)	375,564	(269,072)	1,216,478	(668,478)
Net (income) loss attributable to redeemable noncontrolling interests	(174,907)	(49,331)	(442,291)	(37,419)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(174,907)	(49,331)	(442,291)	(37,419)
Comprehensive income (loss) attributable to RenaissanceRe	$200,657	$(318,403)	$774,187	$(705,897)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	43,932	44,193	43,718	44,445
Issuance of shares	7,245	—	7,245	—
Repurchase of shares	—	(298)	—	(875)
Issuance of restricted stock awards	5	(14)	219	311
Ending balance	51,182	43,881	51,182	43,881
Additional paid-in capital
Beginning balance	467,623	513,631	475,647	608,121
Issuance of shares	1,344,326	—	1,344,326	—
Repurchase of shares	—	(43,799)	—	(136,656)
Change in redeemable noncontrolling interests	(676)	(3,126)	(1,782)	(3,989)
Issuance of restricted stock awards	13,942	12,379	7,024	11,609
Ending balance	1,825,215	479,085	1,825,215	479,085
Accumulated other comprehensive income (loss)
Beginning balance	(14,838)	(12,834)	(15,462)	(10,909)
Change in net unrealized gains (loss) on investments, net of tax	390	(3,251)	1,308	(2,417)
Foreign currency translation adjustments, net of tax	398	917	104	(1,842)
Ending balance	(14,050)	(15,168)	(14,050)	(15,168)
Retained earnings
Beginning balance	4,618,818	4,821,970	4,071,371	5,232,624
Net income (loss)	374,776	(266,738)	1,215,066	(664,219)
Net (income) loss attributable to redeemable noncontrolling interests	(174,907)	(49,331)	(442,291)	(37,419)
Dividends on common shares	(19,377)	(16,196)	(35,992)	(32,437)
Dividends on preference shares	(8,844)	(8,844)	(17,688)	(17,688)
Ending balance	4,790,466	4,480,861	4,790,466	4,480,861
Total shareholders’ equity	$7,402,813	$5,738,659	$7,402,813	$5,738,659

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2023	June 30, 2022
Cash flows provided by (used in) operating activities
Net income (loss)	$1,215,066	$(664,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(73,232)	9,583
Equity in undistributed (earnings) losses of other ventures	2,831	13,961
Net realized and unrealized (gains) losses on investments	(109,559)	1,220,758
Change in:
Premiums receivable	(1,351,415)	(1,626,675)
Prepaid reinsurance premiums	(165,765)	(499,843)
Reinsurance recoverable	21,574	62,210
Deferred acquisition costs	(129,254)	(240,266)
Reserve for claims and claim expenses	245,555	148,176
Unearned premiums	1,158,195	1,586,004
Reinsurance balances payable	(147,871)	524,871
Other	(39,451)	(265,391)
Net cash provided by (used in) operating activities	626,674	269,169
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	8,149,227	10,527,219
Purchases of fixed maturity investments trading	(9,719,075)	(11,743,171)
Net sales (purchases) of equity investments	546,399	(286,399)
Net sales (purchases) of short term investments	(1,656,772)	939,736
Net sales (purchases) of other investments	(490,366)	(397,523)
Net sales (purchases) of investments in other ventures	(13,048)	2,391
Return of investment from investment in other ventures	2,369	2,213
Net cash provided by (used in) investing activities	(3,181,266)	(955,534)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(35,992)	(32,437)
Dividends paid – preference shares	(17,688)	(17,780)
RenaissanceRe common share issuance, net of expenses	1,352,583	—
RenaissanceRe common share repurchases	—	(141,356)
Issuance of debt, net of expenses	741,597	—
Repayment of debt	(30,000)	—
Net third-party redeemable noncontrolling interest share transactions	310,135	408,774
Taxes paid on withholding shares	(18,837)	(10,848)
Net cash provided by (used in) financing activities	2,301,798	206,353
Effect of exchange rate changes on foreign currency cash	2,390	19,088
Net increase (decrease) in cash and cash equivalents	(250,404)	(460,924)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$943,935	$1,398,095

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
•The Company and Reinsurance Group of America, Incorporated formed an initiative (“Langhorne”) to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne’s capital commitment period expired at the end of December 2022 and the Langhorne entities have been, or are, in the process of winding down.
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
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2023	December 31, 2022
U.S. treasuries	$8,592,242	$7,180,129
Corporate (1)	4,371,407	4,390,568
Agencies	476,476	395,149
Non-U.S. government	401,743	383,838
Residential mortgage-backed	788,256	710,429
Commercial mortgage-backed	209,661	213,987
Asset-backed	1,048,779	1,077,302
Total fixed maturity investments trading	$15,888,564	$14,351,402

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$522,097	$515,445	$364,501	$356,770
Due after one through five years	8,653,072	8,444,588	8,117,971	7,875,771
Due after five through ten years	4,748,683	4,578,779	4,072,142	3,805,287
Due after ten years	331,809	303,056	356,268	311,856
Mortgage-backed	1,073,223	997,917	1,009,205	924,416
Asset-backed	1,069,798	1,048,779	1,118,464	1,077,302
Total	$16,398,682	$15,888,564	$15,038,551	$14,351,402

Equity Investments
The following table summarizes the fair value of equity investments:

	June 30, 2023	December 31, 2022
Financials	$92,890	$103,250
Consumer	155	33,447
Communications and technology	13	48,687
Fixed income exchange traded funds	—	295,481
Equity exchange traded funds	—	90,510
Industrial, utilities and energy	—	25,326
Healthcare	—	24,617
Basic materials	—	3,740
Total	$93,058	$625,058

Pledged Investments
At June 30, 2023, $7.3 billion (December 31, 2022 - $7.9 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $1.3 billion (December 31, 2022 - $1.2 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At June 30, 2023, the Company held $486.2 million (December 31, 2022 - $38.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments at a minimum amount of 102% of the loan principal. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fixed maturity investments trading	$169,739	$76,547	$325,239	$138,964
Short term investments	50,231	4,397	83,181	5,533
Equity investments	2,766	4,516	6,165	7,270
Other investments
Catastrophe bonds	49,522	20,235	88,353	37,595
Other	20,820	6,894	45,391	12,446
Cash and cash equivalents	4,585	(95)	8,849	(136)
	297,663	112,494	557,178	201,672
Investment expenses	(5,001)	(5,283)	(10,138)	(10,770)
Net investment income	$292,662	$107,211	$547,040	$190,902

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net realized gains (losses) on fixed maturity investments trading	$(74,212)	$(287,154)	$(178,977)	$(408,306)
Net unrealized gains (losses) on fixed maturity investments trading	(139,793)	(149,820)	172,233	(613,997)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(214,005)	(436,974)	(6,744)	(1,022,303)
Net realized and unrealized gains (losses) on investments-related derivatives(1)	(65,051)	(66,078)	(52,889)	(106,366)
Net realized gains (losses) on equity investments	(18,755)	35,592	(27,493)	35,572
Net unrealized gains (losses) on equity investments	20,627	(127,104)	59,778	(175,773)
Net realized and unrealized gains (losses) on equity investments	1,872	(91,512)	32,285	(140,201)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	38,186	(24,660)	62,312	(32,921)
Net realized and unrealized gains (losses) on other investments - other	16,217	(34,883)	21,706	(25,333)
Net realized and unrealized gains (losses) on investments	$(222,781)	$(654,107)	$56,670	$(1,327,124)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.

Net Sales (Purchases) of Investments
The tables below show the Company’s cash flows in respect of gross and net purchases and sales of equity investments, short term investments, other investments and investments in other ventures for the six months ended June 30, 2023 and 2022.

Six months ended June 30, 2023	Gross Purchases	Gross Sales	Net
Equity investments	$(1,687)	$548,086	$546,399
Short term investments	$(19,067,333)	$17,410,561	$(1,656,772)
Other investments	$(750,539)	$260,173	$(490,366)
Investments in other ventures	$(13,048)	$—	$(13,048)

Six months ended June 30, 2022	Gross Purchases	Gross Sales	Net
Equity investments	$(498,171)	$211,772	$(286,399)
Short term investments	$(13,619,935)	$14,559,671	$939,736
Other investments	$(682,151)	$284,628	$(397,523)
Investments in other ventures	$(949)	$3,340	$2,391

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$8,592,242	$8,592,242	$—	$—
Corporate (1)	4,371,407	—	4,371,407	—
Agencies	476,476	—	476,476	—
Non-U.S. government	401,743	—	401,743	—
Residential mortgage-backed	788,256	—	788,256	—
Commercial mortgage-backed	209,661	—	209,661	—
Asset-backed	1,048,779	—	1,048,779	—
Total fixed maturity investments trading	15,888,564	8,592,242	7,296,322	—
Short term investments	6,373,969	94,474	6,279,495	—
Equity investments trading	93,058	93,058	—	—
Other investments
Catastrophe bonds	1,679,184	—	1,679,184	—
Term loans	100,000	—	—	100,000
Direct private equity investments	71,155	—	—	71,155
	1,850,339	—	1,679,184	171,155
Fund investments (2)	1,241,347	—	—	—
Total other investments	3,091,686	—	1,679,184	171,155
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(475)	—	—	(475)
Derivative assets (4)	25,307	370	24,937	—
Derivative liabilities (4)	(14,989)	(2,113)	(12,876)	—
Total other assets and (liabilities)	9,843	(1,743)	12,061	(475)
	$25,457,120	$8,778,031	$15,267,062	$170,680

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
(3)Included in assumed and ceded (re)insurance contracts at June 30, 2023 was $0.6 million of other assets and $1.0 million of other liabilities.
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
U.S. Treasuries
Level 1 - At June 30, 2023, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2022 - 4.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At June 30, 2023, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 6.4% and a weighted average credit quality of BBB (December 31, 2022 - 6.3% and BBB, respectively).
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
Agencies
Level 2 - At June 30, 2023, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AA (December 31, 2022 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At June 30, 2023, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.8% and a weighted average credit quality of AA (December 31, 2022 - 4.7% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At June 30, 2023, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.5%, a weighted average credit quality of A, and a weighted average life of 8.1 years (December 31, 2022 - 5.4%, A and 8.6 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At June 30, 2023, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 8.6%, a weighted average credit quality of AA, and a weighted average life of 2.4 years (December 31, 2022 - 7.4%, AA and 3.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2023, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 7.4%, a weighted average credit quality of AA and a weighted average life of 4.6 years (December 31, 2022 - 7.4%, AA and 5.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At June 30, 2023, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AAA (December 31, 2022 - 4.0% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At June 30, 2023, the Company’s other short term investments had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AAA (December 31, 2022 - 4.2% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investments	$71,155	Internal valuation model	Discount rate	n/a	n/a	10.0%
			Liquidity discount	n/a	n/a	15.0%
Term loans	100,000	Discounted cash flow	Credit spread adjustment	n/a	n/a	0.2%
			Risk premium	n/a	n/a	2.6%
Total other investments	171,155
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(475)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$12,389
			Expected loss ratio	n/a	n/a	2.9%
			Discount rate	n/a	n/a	4.0%
Total other assets and (liabilities)	(475)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$170,680

At December 31, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Low	High	Weighted Average or Actual
Other investments
Direct private equity investments	$66,780	Internal valuation model	Discount rate	n/a	n/a	7.5%
			Liquidity discount	n/a	n/a	15.0%
Term loans	100,000	Discounted cash flow	Credit spread Adjustment	n/a	n/a	0.2%
			Risk premium	n/a	n/a	2.6%
Total other investments	166,780
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,832)	Internal valuation model	Net undiscounted cash flows	n/a	n/a	$14,734
			Expected loss ratio	n/a	n/a	5.8%
			Discount rate	n/a	n/a	4.0%
Total other assets and (liabilities)	(1,832)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$164,948

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - April 1, 2023	$67,532	$100,000	$(1,112)	$166,420
Included in net investment income	62	—	—	62
Included in net realized and unrealized gains (losses) on investments	3,548	—	—	3,548
Included in other income (loss)	—	—	(1,029)	(1,029)
Total foreign exchange gains (losses)	13	—	—	13
Purchases	—	—	1,666	1,666
Balance - June 30, 2023	$71,155	$100,000	$(475)	$170,680

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	124	—	—	124
Included in net realized and unrealized gains (losses) on investments	4,257	—	—	4,257
Included in other income (loss)	—	—	(9)	(9)
Total foreign exchange gains (losses)	(6)	—	—	(6)
Purchases	—	—	1,366	1,366
Balance - June 30, 2023	$71,155	$100,000	$(475)	$170,680

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - April 1, 2022	$80,213	$85,000	$(4,099)	$161,114
Included in net investment income	—	—	—	—
Included in net realized and unrealized gains (losses) on investments	(3,603)	—	—	(3,603)
Included in other income (loss)	—	—	280	280
Purchases	5,000	15,000	755	20,755
Balance - June 30, 2022	$81,610	$100,000	$(3,064)	$178,546

	Other investments		Other assets and (liabilities)	Total
	Direct private equity investments	Term loans
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	—	605	—	605
Included in net realized and unrealized gains (losses) on investments	(11,753)	—	—	(11,753)
Included in other income (loss)	—	—	1,189	1,189
Total foreign exchange losses	(10)	—	—	(10)
Purchases	5,000	25,000	474	30,474
Settlements	—	(455)	—	(455)
Balance - June 30, 2022	$81,610	$100,000	$(3,064)	$178,546

Other Investments
Direct private equity investments
Level 3 - At June 30, 2023, the Company’s other investments included $71.2 million (December 31, 2022 - $66.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.

Term Loans
Level 3 - At June 30, 2023, the Company’s other investments included a $100.0 million (December 31, 2022 - $100.0 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, or SOFR, which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At June 30, 2023, the Company had a $0.5 million net liability (December 31, 2022 - $1.8 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2023 were debt obligations of $1.9 billion (December 31, 2022 - $1.2 billion). At June 30, 2023, the fair value of the Company’s debt obligations was $1.8 billion (December 31, 2022 – $1.1 billion).
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

	June 30, 2023	December 31, 2022
Other investments	$3,091,686	$2,494,954
Other assets	$557	$3,499
Other liabilities	$1,032	$5,331

The change in fair value of other investments resulted in net unrealized gains on investments for the three and six months ended June 30, 2023 of $50.2 million and $80.4 million, respectively (June 30, 2022 – net unrealized losses of $64.6 million and $70.7 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$876,010	$628,000	See below	See below	See below
Private equity funds	365,337	535,839	See below	See below	See below
Total other investments measured using net asset valuations	$1,241,347	$1,163,839

At December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$771,383	$714,302	See below	See below	See below
Private equity funds	315,323	493,155	See below	See below	See below
Total other investments measured using net asset valuations	$1,086,706	$1,207,457

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
Limited Partnerships Entities
The Company’s fund investments, included within other investments, represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company determined that certain of these limited partnership interests represent investments in variable interest entities (“VIEs”) and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At June 30, 2023	Carrying amount	Unfunded Commitments	Total
Other investments	$1,078,812	$1,092,334	$2,171,146

At December 31, 2022
Other investments	$916,248	$1,148,630	$2,064,878

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Premiums Written
Direct	$278,695	$338,761	$451,391	$639,866
Assumed	2,372,926	2,125,878	4,990,491	4,767,737
Ceded	(455,818)	(601,023)	(982,376)	(1,378,770)
Net premiums written	$2,195,803	$1,863,616	$4,459,506	$4,028,833
Premiums Earned
Direct	$281,437	$278,609	$535,456	$521,370
Assumed	1,903,299	1,610,214	3,746,968	3,300,482
Ceded	(399,474)	(432,440)	(816,612)	(879,044)
Net premiums earned	$1,785,262	$1,456,383	$3,465,812	$2,942,808
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,089,656	$799,218	$2,049,360	$1,816,773
Claims and claim expenses recovered	(158,445)	(92,979)	(316,949)	(268,801)
Net claims and claim expenses incurred	$931,211	$706,239	$1,732,411	$1,547,972

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
At June 30, 2023, the Company’s premiums receivable balance was $6.5 billion (December 31, 2022 - $5.1 billion). Of the Company’s premiums receivable balance as of June 30, 2023, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.2 million at June 30, 2023 (December 31, 2022 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$3,371	$2,776	$4,606	$2,776
Provision for (release of) allowance	(220)	1,574	(1,455)	1,574
Ending balance	$3,151	$4,350	$3,151	$4,350

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.

At June 30, 2023, the Company’s reinsurance recoverable balance was $4.7 billion (December 31, 2022 - $4.7 billion). Of the Company’s reinsurance recoverable balance at June 30, 2023, 46.6% is fully collateralized by our reinsurers, 52.7% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.7% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2022 - 47.2%, 52.0% and 0.8%, respectively). The reinsurers with the three largest balances accounted for 17.9%, 9.6% and 6.4%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2023 (December 31, 2022 - 20.8%, 7.0% and 5.4%, respectively). The provision for current expected credit losses was $11.5 million at June 30, 2023 (December 31, 2022 - $12.2 million). The three largest company-specific components of the provision for current expected credit losses represented 14.0%, 11.3% and 6.9%, respectively, of the Company’s total provision for current expected credit losses at June 30, 2023 (December 31, 2022 - 14.3%, 9.1% and 8.0%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$11,504	$8,344	$12,169	$8,344
Provision for (release of) allowance	(48)	661	(713)	661
Ending balance	$11,456	$9,005	$11,456	$9,005

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2023	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$2,011,450	$2,074,234	$2,847,946	$6,933,630
Casualty and Specialty	1,967,639	204,511	7,032,348	9,204,498
Total	$3,979,089	$2,278,745	$9,880,294	$16,138,128

At December 31, 2022
Property	$1,956,688	$2,008,891	$3,570,253	$7,535,832
Casualty and Specialty	1,864,365	167,993	6,324,383	8,356,741
Total	$3,821,053	$2,176,884	$9,894,636	$15,892,573

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2023	2022
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$11,181,648	$9,025,961
Net incurred related to:
Current year	1,869,261	1,608,762
Prior years	(136,850)	(60,790)
Total net incurred	1,732,411	1,547,972
Net paid related to:
Current year	92,909	41,124
Prior years	1,406,684	1,129,979
Total net paid	1,499,593	1,171,103
Foreign exchange (1)	34,311	(166,483)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	11,448,777	9,236,347
Reinsurance recoverable as of end of period	4,689,351	4,206,459
Reserve for claims and claim expenses as of end of period	$16,138,128	$13,442,806

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Six months ended June 30,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Property	$(113,332)	$(51,810)
Casualty and Specialty	(23,518)	(8,980)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(136,850)	$(60,790)

Changes to prior year estimated net claims and claim expenses increased net income by $136.9 million during the six months ended June 30, 2023 (2022 - decreased net loss by $60.8 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Vermeer and Fontana and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Six months ended June 30,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses (1)	$25,994
2021 Weather-Related Large Losses (2)	(31,000)
2020 Weather-Related Large Loss Events (3)	(3,077)
2019 Large Loss Events (4)	(22,636)
2018 Large Loss Events (5)	(24,059)
2017 Large Loss Events (6)	(18,382)
Other	(620)
Total large catastrophe events	(73,780)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(39,552)
Total small catastrophe events and attritional loss movements	(39,552)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(113,332)

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
(6)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts.
The net favorable development of prior accident years net claims and claim expenses was driven by better than expected loss emergence.
The net favorable development on other small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Six months ended June 30,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Losses	$4,385
2020 Weather-Related Large Loss Events	(10,887)
2019 Large Loss Events	(25,821)
2018 Large Loss Events	(10,300)
2017 Large Loss Events	(22,143)
Other	(2,578)
Total large catastrophe events	(67,344)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	15,534
Total small catastrophe events and attritional loss movements	15,534
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(51,810)

The net favorable development of prior accident years net claims and claim expenses was largely driven by better than expected loss emergence.
The net adverse development on other small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(26,428)	$(27,315)
Actuarial assumption changes	2,910	18,335
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(23,518)	$(8,980)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $23.5 million in the six months ended June 30, 2023, was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience, principally within the Company’s other specialty and credit lines of business.
The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment of $9.0 million in the six months ended June 30, 2022 was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within the Company’s credit lines of business.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2022, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At June 30, 2023, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value
5.750% Senior Notes due 2033	$736,995	$740,620	$—	$—
3.600% Senior Notes due 2029	355,720	394,676	362,644	394,221
3.450% Senior Notes due 2027	280,005	298,022	280,506	297,775
3.700% Senior Notes due 2025	290,751	299,351	290,874	299,168
4.750% Senior Notes due 2025 (DaVinci) (1)	145,284	149,432	146,625	149,278
Total senior notes	1,808,755	1,882,101	1,080,649	1,140,442
Medici Revolving Credit Facility (2)	—	—	30,000	30,000
Total debt	$1,808,755	$1,882,101	$1,110,649	$1,170,442

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
5.750% Senior Notes due 2033
On June 5, 2023, the Company issued $750.0 million of its 5.750% Senior Notes due June 5, 2033. The Company received net proceeds of approximately $741.0 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” for additional information regarding the Validus Acquisition. Subject to certain regulatory redemption requirements, if (i) the Validus Acquisition is not consummated on or before the specified mandatory redemption end date, or (ii) we notify the trustee that we will not pursue the consummation of the Validus Acquisition, we will be required to redeem the 5.750% Senior Notes due 2033 then outstanding at a redemption price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2023	Issued or drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	395,583
Unsecured	497,308
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,167,891

(1)At June 30, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At June 30, 2023, no amounts were issued or drawn under this facility.

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

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2023	December 31, 2022
Redeemable noncontrolling interest - DaVinci	$2,267,448	$1,740,300
Redeemable noncontrolling interest - Medici	1,540,520	1,036,218
Redeemable noncontrolling interest - Vermeer	1,590,408	1,490,840
Redeemable noncontrolling interest - Fontana	277,886	268,031
Redeemable noncontrolling interests	$5,676,262	$4,535,389

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable noncontrolling interest - DaVinci	$59,527	$58,822	$225,609	$33,499
Redeemable noncontrolling interest - Medici	62,190	(26,887)	107,259	(32,174)
Redeemable noncontrolling interest - Vermeer	52,163	22,937	99,568	41,635
Redeemable noncontrolling interest - Fontana	1,027	(5,541)	9,855	(5,541)
Net income (loss) attributable to redeemable noncontrolling interests	$174,907	$49,331	$442,291	$37,419

Redeemable Noncontrolling Interest – DaVinci
RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 26.3% at June 30, 2023 (December 31, 2022 - 30.9%).
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
2023
During the six months ended June 30, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $77.5 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 26.3%.
Refer to “Note 16. Subsequent Event” for additional information related to the Company’s noncontrolling economic ownership in DaVinci subsequent to June 30, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2023, RenaissanceRe received $Nil from subscriptions of shares in DaVinci by third-party investors, and paid $77.5 million as a result of redemptions of shares from third-party investors.
2022
During the six months ended June 30, 2022, DaVinci completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $102.9 million of its shares in DaVinci to third-party investors and purchased an aggregate of $161.6 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 33.8%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$2,234,541	$1,775,503	$1,740,300	$1,499,451
Redemption of shares from redeemable noncontrolling interests	(27,320)	(74,141)	(77,495)	(161,569)
Sale of shares to redeemable noncontrolling interests, net of adjustments	700	2,493	379,034	391,296
Net income (loss) attributable to redeemable noncontrolling interest	59,527	58,822	225,609	33,499
Ending balance	$2,267,448	$1,762,677	$2,267,448	$1,762,677

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
2023
During the six months ended June 30, 2023, investors subscribed for $439.7 million, including $25.1 million from the Company, and redeemed $17.6 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.1% at June 30, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2023, RenaissanceRe received $405.1 million from subscriptions of shares in Medici by third-party investors, and paid $17.6 million as a result of redemptions of shares from third-party investors.
2022
During the six months ended June 30, 2022, third-party investors subscribed for $325.0 million, and redeemed $97.1 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.0% at June 30, 2022.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$1,307,741	$941,912	$1,036,218	$856,820
Redemption of shares from redeemable noncontrolling interests, net of adjustments	—	(20,204)	(17,648)	(97,112)
Sale of shares to redeemable noncontrolling interests	170,589	157,739	414,691	325,026
Net income (loss) attributable to redeemable noncontrolling interest	62,190	(26,887)	107,259	(32,174)
Ending balance	$1,540,520	$1,052,560	$1,540,520	$1,052,560

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
2023
During the six months ended June 30, 2023, there were no subscriptions for participating, non-voting common shares of Vermeer.
2022
During the six months ended June 30, 2022, PFZW subscribed for $30.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$1,538,245	$1,246,480	$1,490,840	$1,197,782
Sale of shares to redeemable noncontrolling interest	—	—	—	30,000
Net income (loss) attributable to redeemable noncontrolling interest	52,163	22,937	99,568	41,635
Ending balance	$1,590,408	$1,269,417	$1,590,408	$1,269,417

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
2023
During the six months ended June 30, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at June 30, 2023.
2022
During the six months ended June 30, 2022, the Company launched Fontana with capital commitments of $475.0 million, of which $400.0 million was funded on April 1, 2022. Of this amount, $273.7 million was funded by third-party investors. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana was 31.6% at June 30, 2022.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Beginning balance	$276,859	$—	$268,031	$—
Sale of shares to redeemable noncontrolling interest	—	273,684	—	273,684
Net income (loss) attributable to redeemable noncontrolling interest	1,027	(5,541)	9,855	(5,541)
Ending balance	$277,886	$268,143	$277,886	$268,143

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
2023
During the six months ended June 30, 2023 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $489.6 million of capital to investors, including $62.3 million to the Company. Also during the six months ended June 30, 2023, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors, including $10.2 million to the Company. At June 30, 2023, the Company’s participation in the risks assumed by Upsilon RFO was 13.1%.
At June 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $3.0 billion and $3.0 billion, respectively (December 31, 2022 - $3.7 billion and $3.7 billion, respectively). Of the total assets and liabilities, a net amount of $133.2 million (December 31, 2022 - $165.3 million) is attributable to the Company, and $0.9 billion (December 31, 2022 - $1.2 billion) is attributable to third-party investors.
2022
During the six months ended June 30, 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. In addition, during the six months ended June 30, 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $188.1 million of capital to its investors. At June 30, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 12.7%.
Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of Upsilon Fund, and provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investments in Upsilon RFO and Medici. The Company concluded that Upsilon Diversified meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Upsilon Diversified and concluded it is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon Diversified, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company in accordance with accounting guidance, and accordingly, is required to account for all of its investments, including its investments in Upsilon RFO and Medici, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2023
During the six months ended June 30, 2023 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $420.8 million of capital to investors, including $0.7 million to the Company. Also during the six months ended June 30, 2023, Upsilon Diversified issued $30.0 million of non-voting preference shares to existing investors, including $0.1 million from the Company. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $1.4 million at June 30, 2023 (December 31, 2022 - $1.9 million). At June 30, 2023, the total assets and total liabilities of Upsilon Diversified were $956.3 million and $78.8 million, respectively (December 31, 2022 - $1.2 billion and $32.1 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $952.4 million at June 30, 2023 (December 31, 2022 - $1.2 billion).

2022
During the six months ended June 30, 2022 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $143.5 million of capital to investors, including $Nil to the Company. Also during the six months ended June 30, 2022, Upsilon Diversified issued $82.5 million of non-voting preference shares to existing investors, including $Nil to the Company.
NOC1
NOC1 is a segregated account of Upsilon Fund formed in the second quarter of 2023, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. The Company concluded that NOC1 meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with NOC1 and concluded it is not the primary beneficiary of NOC1, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to NOC1, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of NOC1. The Company does not have, and does not expect to have, a material investment in NOC 1 and expects its absolute and relative ownership in NOC1 to remain minimal. Other than its current equity investment in NOC1, the Company has not provided financial or other support to NOC1 that it was not contractually required to provide.
2023
During the six months ended June 30, 2023, NOC1 issued $151.5 million of non-voting preference shares to existing investors, including $1.5 million to the Company. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.5 million at June 30, 2023. At June 30, 2023, the total assets and total liabilities of NOC1 were $153.1 million and $0.2 million, respectively.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At June 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $2.0 billion and $388.7 million, respectively (December 31, 2022 - $1.6 billion and $144.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.6 billion at June 30, 2023 (December 31, 2022 - $1.5 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At June 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $1.1 billion and $733.8 million, respectively (December 31, 2022 - $711.0 million and $319.2 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $277.9 million at June 30, 2023 (December 31, 2022 - $268.0 million).
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $18.3 million and $4.6 million, respectively, during the six months ended June 30, 2023 (2022 - $25.1 million and $6.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $16.0 million and $4.0 million, respectively, during the six months ended June 30, 2023 (2022 - $19.5 million and $4.8 million, respectively).
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million. Also during the six months ended June 30, 2023, Mona Lisa Re redeemed its Series 2020-1 principal-at-risk variable rate notes at their par value of $400.0 million, of which $16.5 million was returned to Medici. At June 30, 2023, the total assets and total liabilities of Mona Lisa Re were $463.5 million and $463.5 million, respectively (December 31, 2022 - $654.8 million and $654.8 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.3 million at June 30, 2023 (December 31, 2022 - $5.7 million).
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of June 30, 2023 and December 31, 2022, and there was no material impact on the Company’s consolidated statements of operations for the six months ended June 30, 2023 and 2022.
Langhorne
The Company and Reinsurance Group of America formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of June 30, 2023, the Company had invested $0.1 million in Langhorne Partners (December 31, 2022 - $0.1 million). Langhorne’s capital commitment period expired at the end of December 2022 and the Langhorne entities are in the process of winding down. During the first quarter of 2023, the reinsurance entities of Langhorne Holdings were sold or dissolved, and all capital of Langhorne Holdings was distributed, including $1.5 million to the Company. Langhorne Partners is in the process of being dissolved, and distributed all remaining capital in July 2023, including $0.8 million to the Company.
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

NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared quarterly dividends of $0.38 per common share, payable to common shareholders of record on March 15, 2023 and June 15, 2023, and the Company paid the dividends on March 31, 2023 and June 30, 2023.
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
During the six months ended June 30, 2023, the Company paid $17.7 million in preference share dividends (2022 - $17.7 million) and $36.0 million in common share dividends (2022 - $32.4 million).
Common Shares
On May 26, 2023, the Company completed an offering of 7,245,000 of its common shares at the public offering price of $192.00 per share. The Company received net proceeds of approximately $1,352 million from the equity offering after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” for additional information regarding the Validus Acquisition.
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the six months ended June 30, 2023, the Company did not repurchase common shares. At June 30, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$191,025	$(324,913)	$755,087	$(719,326)
Amount allocated to participating common shareholders (1)	(2,889)	(272)	(11,650)	(507)
Net income (loss) allocated to RenaissanceRe common shareholders	$188,136	$(325,185)	$743,437	$(719,833)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	45,898	43,170	44,387	43,264
Per common share equivalents of non-vested shares (2)	92	—	111	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	45,990	43,170	44,498	43,264
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$4.10	$(7.53)	$16.75	$(16.64)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$4.09	$(7.53)	$16.71	$(16.64)

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,402,606	$1,249,015	$—	$2,651,621
Net premiums written	$1,144,655	$1,051,148	$—	$2,195,803
Net premiums earned	$758,686	$1,026,576	$—	$1,785,262
Net claims and claim expenses incurred	281,993	649,218	—	931,211
Acquisition expenses	140,606	281,939	—	422,545
Operational expenses	55,077	25,414	—	80,491
Underwriting income (loss)	$281,010	$70,005	$—	351,015
Net investment income			292,662	292,662
Net foreign exchange gains (losses)			(13,488)	(13,488)
Equity in earnings of other ventures			7,700	7,700
Other income (loss)			3,876	3,876
Net realized and unrealized gains (losses) on investments			(222,781)	(222,781)
Corporate expenses			(23,371)	(23,371)
Interest expense			(14,895)	(14,895)
Income (loss) before taxes and redeemable noncontrolling interests				380,718
Income tax benefit (expense)			(5,942)	(5,942)
Net (income) loss attributable to redeemable noncontrolling interests			(174,907)	(174,907)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$191,025

Net claims and claim expenses incurred – current accident year	$313,632	$649,677	$—	$963,309
Net claims and claim expenses incurred – prior accident years	(31,639)	(459)	—	(32,098)
Net claims and claim expenses incurred – total	$281,993	$649,218	$—	$931,211

Net claims and claim expense ratio – current accident year	41.3%	63.3%		54.0%
Net claims and claim expense ratio – prior accident years	(4.1)%	(0.1)%		(1.8)%
Net claims and claim expense ratio – calendar year	37.2%	63.2%		52.2%
Underwriting expense ratio	25.8%	30.0%		28.1%
Combined ratio	63.0%	93.2%		80.3%

Six months ended June 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,706,805	$2,735,077	$—	$5,441,882
Net premiums written	$2,164,484	$2,295,022	$—	$4,459,506
Net premiums earned	$1,446,106	$2,019,706	$—	$3,465,812
Net claims and claim expenses incurred	469,602	1,262,809	—	1,732,411
Acquisition expenses	285,925	568,877	—	854,802
Operational expenses	110,890	47,075	—	157,965
Underwriting income (loss)	$579,689	$140,945	$—	720,634
Net investment income			547,040	547,040
Net foreign exchange gains (losses)			(27,991)	(27,991)
Equity in earnings of other ventures			17,230	17,230
Other income (loss)			(430)	(430)
Net realized and unrealized gains (losses) on investments			56,670	56,670
Corporate expenses			(36,214)	(36,214)
Interest expense			(27,029)	(27,029)
Income (loss) before taxes and redeemable noncontrolling interests				1,249,910
Income tax benefit (expense)			(34,844)	(34,844)
Net (income) loss attributable to redeemable noncontrolling interests			(442,291)	(442,291)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$755,087

Net claims and claim expenses incurred – current accident year	$582,934	$1,286,327	$—	$1,869,261
Net claims and claim expenses incurred – prior accident years	(113,332)	(23,518)	—	(136,850)
Net claims and claim expenses incurred – total	$469,602	$1,262,809	$—	$1,732,411

Net claims and claim expense ratio – current accident year	40.3%	63.7%		53.9%
Net claims and claim expense ratio – prior accident years	(7.8)%	(1.2)%		(3.9)%
Net claims and claim expense ratio – calendar year	32.5%	62.5%		50.0%
Underwriting expense ratio	27.4%	30.5%		29.2%
Combined ratio	59.9%	93.0%		79.2%

Three months ended June 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,218,321	$1,246,318	$—	$2,464,639
Net premiums written	$887,975	$975,641	$—	$1,863,616
Net premiums earned	$623,581	$832,802	$—	$1,456,383
Net claims and claim expenses incurred	171,924	534,315	—	706,239
Acquisition expenses	137,567	223,671	—	361,238
Operational expenses	49,627	22,893	—	72,520
Underwriting income (loss)	$264,463	$51,923	$—	316,386
Net investment income			107,211	107,211
Net foreign exchange gains (losses)			(50,821)	(50,821)
Equity in earnings of other ventures			7,383	7,383
Other income (loss)			923	923
Net realized and unrealized gains (losses) on investments			(654,107)	(654,107)
Corporate expenses			(12,352)	(12,352)
Interest expense			(11,895)	(11,895)
Income (loss) before taxes and redeemable noncontrolling interests				(297,272)
Income tax benefit (expense)			30,534	30,534
Net (income) loss attributable to redeemable noncontrolling interests			(49,331)	(49,331)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(324,913)

Net claims and claim expenses incurred – current accident year	$206,976	$542,220	$—	$749,196
Net claims and claim expenses incurred – prior accident years	(35,052)	(7,905)	—	(42,957)
Net claims and claim expenses incurred – total	$171,924	$534,315	$—	$706,239

Net claims and claim expense ratio – current accident year	33.2%	65.1%		51.4%
Net claims and claim expense ratio – prior accident years	(5.6)%	(0.9)%		(2.9)%
Net claims and claim expense ratio – calendar year	27.6%	64.2%		48.5%
Underwriting expense ratio	30.0%	29.6%		29.8%
Combined ratio	57.6%	93.8%		78.3%

Six months ended June 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,561,829	$2,845,774	$—	$5,407,603
Net premiums written	$1,778,141	$2,250,692	$—	$4,028,833
Net premiums earned	$1,242,172	$1,700,636	$—	$2,942,808
Net claims and claim expenses incurred	431,685	1,116,287	—	1,547,972
Acquisition expenses	264,663	473,082	—	737,745
Operational expenses	96,559	43,868	—	140,427
Underwriting income (loss)	$449,265	$67,399	$—	516,664
Net investment income			190,902	190,902
Net foreign exchange gains (losses)			(66,307)	(66,307)
Equity in earnings of other ventures			993	993
Other income (loss)			2,116	2,116
Net realized and unrealized gains (losses) on investments			(1,327,124)	(1,327,124)
Corporate expenses			(24,854)	(24,854)
Interest expense			(23,850)	(23,850)
Income (loss) before taxes and redeemable noncontrolling interests				(731,460)
Income tax benefit (expense)			67,241	67,241
Net (income) loss attributable to redeemable noncontrolling interests			(37,419)	(37,419)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(719,326)

Net claims and claim expenses incurred – current accident year	$483,495	$1,125,267	$—	$1,608,762
Net claims and claim expenses incurred – prior accident years	(51,810)	(8,980)	—	(60,790)
Net claims and claim expenses incurred – total	$431,685	$1,116,287	$—	$1,547,972

Net claims and claim expense ratio – current accident year	38.9%	66.2%		54.7%
Net claims and claim expense ratio – prior accident years	(4.1)%	(0.6)%		(2.1)%
Net claims and claim expense ratio – calendar year	34.8%	65.6%		52.6%
Underwriting expense ratio	29.0%	30.4%		29.8%
Combined ratio	63.8%	96.0%		82.4%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2023.
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$370	$—	$370	Other assets	$—	$370
Foreign currency forward contracts (1)	24,119	—	24,119	Other assets	—	24,119
Foreign currency forward contracts (2)	78	—	78	Other assets	—	78
Credit default swaps	121	—	121	Other assets	—	121
Total derivative instruments not designated as hedges	24,688	—	24,688		—	24,688
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	619	—	619	Other assets	—	619
Total	$25,307	$—	$25,307		$—	$25,307

	Derivative Liabilities
At June 30, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,113	$—	$2,113	Other liabilities	$2,045	$68
Foreign currency forward contracts (1)	4,027	—	4,027	Other liabilities	—	4,027
Foreign currency forward contracts (2)	2,998	—	2,998	Other liabilities	—	2,998
Credit default swaps	5,851	—	5,851	Other liabilities	5,851	—
Total derivative instruments not designated as hedges	14,989	—	14,989		7,896	7,093
Total	$14,989	$—	$14,989		$7,896	$7,093

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(47,030)	$(14,699)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	4,900	(51,834)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(11,111)	10,062
Foreign currency option contracts	Net foreign exchange gains (losses)	—	(225)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(17,460)	(2,337)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(561)	(49,042)
Total derivative instruments not designated as hedges		(71,262)	(108,075)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	591	7,321
Total		$(70,671)	$(100,754)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(21,547)	$(43,486)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	9,645	(72,757)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(14,791)	8,171
Foreign currency option contracts	Net foreign exchange gains (losses)	—	(444)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(29,414)	(6,474)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(1,928)	(56,406)
Total derivative instruments not designated as hedges		(58,035)	(171,396)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	1,539	4,294
Total		$(56,496)	$(167,102)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2023, the Company had $2.6 billion of notional long positions and $0.7 billion of notional short positions of primarily U.S. treasury and Japanese Yen futures contracts (December 31, 2022 - $2.4 billion and $0.5 billion, respectively, primarily of U.S. treasury futures contracts).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2023, the Company had outstanding underwriting related foreign currency contracts of $845.2 million in notional long positions and $183.2 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $861.7 million and $172.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2023, the Company had outstanding investment portfolio related foreign currency contracts of $383.2 million in notional long positions and $98.7 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $225.6 million and $86.3 million, respectively).

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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2023, the Company had outstanding credit default swaps of $1.0 billion in notional positions to hedge credit risk and $14.5 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2022 - $953.4 million and $13.1 million, respectively).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2023, the Company had no notional positions of equity futures, denominated in U.S. dollars (December 31, 2022 - $116.0 million notional long position).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
One of the Company’s subsidiaries currently uses a non-U.S. dollar functional currency. The Company, from time to time, enters into foreign exchange forwards to hedge non-U.S. dollar functional currencies, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies. As of June 30, 2023 and 2022, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$59,020	$79,933	$59,348	$83,769
Derivative gains (losses) (1)	$591	$7,321	$1,539	$4,294

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
Validus Acquisition
See “Note 15. Acquisition of Validus” for information related to the obligations of the Company with respect to the Validus Acquisition.

NOTE 15. ACQUISITION OF VALIDUS
On May 22, 2023, RenaissanceRe entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries, “AIG”) pursuant to which, upon the terms and subject to the conditions thereof, RenaissanceRe agreed to, or to cause one of its subsidiaries to, purchase, acquire and accept from certain subsidiaries of AIG, all of their right, title and interest in the shares of certain direct and indirect subsidiaries of AIG, including Validus Holdings, Ltd. (“Validus Holdings”), and Validus Specialty, LLC (“Validus Specialty”). Substantially all of the assets of Validus Holdings is comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. (“Validus Re”). In the Stock Purchase Agreement, the Company also agreed to acquire the renewal rights, records and customer relationships of Talbot Underwriting Ltd., an affiliate of AIG (“Talbot”), a specialty (re)insurance group operating within the Lloyd’s market. The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement, are referred to herein as the “Validus Acquisition” and Validus Holdings, Validus Specialty, and their respective subsidiaries (including Validus Re) collectively are referred to herein as “Validus.” The Validus Acquisition, which is currently expected to close during the fourth quarter of 2023, is subject to customary closing conditions, including the receipt of required regulatory approvals.
In connection with the Validus Acquisition, the Company will pay to AIG aggregate consideration of approximately $2.985 billion, subject to adjustment, consisting of the following: (i) cash consideration of approximately $2.735 billion; and (ii) a number of our common shares with a value of approximately $250.0 million, which common shares will be valued at $189.03 per share (the “Base Common Share Consideration”). The Company has agreed to enter into a registration rights agreement with AIG in respect of the Base Common Share Consideration prior to the completion of the Validus Acquisition. AIG also has the option to make a substantial investment into the Company’s Capital Partners vehicles.
As set forth in the Stock Purchase Agreement, AIG is also entitled to cause certain Validus entities to be acquired by the Company to pay, prior to the completion of the Validus Acquisition, to AIG entities not being acquired by the Company, one or more dividends in an aggregate amount equal to the estimated excess tangible book value of all acquired entities above $2.1 billion. The amount of dividend is subject to change based on changes in tangible book value as of the date of the dividend. However, if such dividend fails to receive necessary regulatory approvals to be consummated, AIG will cause such Validus entities to maximize the amount of the estimated excess tangible book value of all acquired entities that can be paid by such dividend, and any remaining amount will be retained by the Validus entities and, following the closing, will be paid to AIG in one or more installments upon receipt of requisite regulatory approvals. The Stock Purchase Agreement also includes a reserve development arrangement on net reserves acquired at closing such that AIG retains 95% of risk and reward on the development of in-force reserves.
The Validus Acquisition, which is currently expected to close during the fourth quarter of 2023, is subject to customary closing conditions, including, among others, (i) the receipt of certain approvals of regulatory authorities and government-sponsored entities, (ii) the approval for listing of certain shares issued to AIG on the New York Stock Exchange, (iii) the contribution by AIG to certain Validus subsidiaries of an aggregate amount in cash equal to the amount by which the estimated tangible book value of the acquired entities is less than $2.1 billion, (iv) the consummation of certain restructuring transactions involving certain of the Validus entities, and (v) the redemption, satisfaction or discharge of certain debt obligations of Validus.

NOTE 16. SUBSEQUENT EVENT
Effective July 1, 2023, RenaissanceRe purchased $45.8 million of shares in DaVinci from a third-party investor. The Company’s noncontrolling economic ownership in DaVinci subsequent to this transaction was 27.8%, effective July 1, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2023 and 2022, as well as our liquidity and capital resources at June 30, 2023. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2022. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
We have three principal drivers of profit that generate diversified earnings streams for our business - underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By accepting the volatility that this business brings, we believe that we can generate superior long-term returns and achieve our vision. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit, and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio with a focus on fixed income investments. Compared to underwriting income, we view fee income, in particular management fee income, and investment income, as relatively stable, less volatile, and capital efficient sources of income.
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

VALIDUS ACQUISITION
On May 22, 2023, we entered into a Stock Purchase Agreement with American International Group, Inc., a Delaware corporation and NYSE-listed company, pursuant to which, upon the terms and subject to the conditions thereof, we agreed to, or to cause one of our subsidiaries to, purchase, acquire and accept from certain subsidiaries of AIG, all of their right, title and interest in the shares of certain direct and indirect subsidiaries of AIG, including Validus Holdings, Ltd., and Validus Specialty, LLC. Substantially all of the assets of Validus Holdings are comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. In the Stock Purchase Agreement, we also agreed to acquire the renewal rights, records and customer relationships of Talbot Underwriting Ltd., an affiliate of AIG, a specialty (re)insurance group operating within the Lloyd’s market.
In connection with the Validus Acquisition, we will pay to AIG aggregate consideration of approximately $2.985 billion, subject to adjustment, consisting of the following: (i) cash consideration of approximately $2.735 billion; and (ii) a number of our common shares with a value of approximately $250.0 million, which common shares will be valued at $189.03 per share (the “Base Common Share Consideration”). We have agreed to enter into a registration rights agreement with AIG in respect of the Base Common Share Consideration prior to the completion of the Validus Acquisition. AIG also has the option to make a substantial investment into our Capital Partners vehicles. The Validus Acquisition, which is currently expected to close during the fourth quarter of 2023, is subject to customary closing conditions.
We believe that the Validus Acquisition has several significant strategic benefits for us. We believe that it advances our strategy as a pure-play global property and casualty reinsurer, providing additional scale and increasing our importance with customers and brokers. Through the Validus Acquisition, we expect to gain access to a large, attractive book of reinsurance business that is closely aligned with our existing business mix. We believe the Validus Acquisition can also accelerate our growth in a favorable market, as we believe our increased scale following the Validus Acquisition would position us among the five largest global property and casualty reinsurers. We believe the Validus Acquisition will be immediately accretive to our shareholders upon completion. At the same time, we intend to deepen our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased future strategic engagement. The statements set forth in this paragraph generally represent our goals and not projections.
Revenues and Expenses
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and net realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees received from our joint ventures, managed funds and structured reinsurance products, which are primarily reflected in redeemable noncontrolling interest or as an offset to acquisition or operating expenses.
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
We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In the Company’s consolidated balance sheets and consolidated statements of operations, we allocate the portion of these items attributable to third parties in the “Net (income) loss attributable to redeemable noncontrolling interests” line item. Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts the Company’s financial results.
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claim expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may have been exacerbated by the impact from the war in Ukraine and global supply chain issues, among other factors. Many central banks have been raising interest rates, which could act as a countervailing force against some of these inflationary pressures. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2023, compared to the second quarter of 2022.

Three months ended June 30,	2023	2022	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$2,651,621	$2,464,639	$186,982
Net premiums written	$2,195,803	$1,863,616	$332,187
Net premiums earned	$1,785,262	$1,456,383	$328,879
Net claims and claim expenses incurred	931,211	706,239	224,972
Acquisition expenses	422,545	361,238	61,307
Operational expenses	80,491	72,520	7,971
Underwriting income (loss)	$351,015	$316,386	$34,629

Net investment income	$292,662	$107,211	$185,451
Net realized and unrealized gains (losses) on investments	(222,781)	(654,107)	431,326
Total investment result	$69,881	$(546,896)	$616,777

Net income (loss)	$374,776	$(266,738)	$641,514
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$191,025	$(324,913)	$515,938
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$4.09	$(7.53)	$11.62
Dividends per common share	$0.38	$0.37	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	54.0%	51.4%	2.6	pts
Net claims and claim expense ratio – prior accident years	(1.8)%	(2.9)%	1.1	pts
Net claims and claim expense ratio – calendar year	52.2%	48.5%	3.7	pts
Underwriting expense ratio	28.1%	29.8%	(1.7)	pts
Combined ratio	80.3%	78.3%	2.0	pts

Return on average common equity - annualized	13.5%	(25.1)%	38.6	pts

Book value	June 30, 2023	March 31, 2023	Change
Book value per common share	$129.98	$116.44	$13.54
Accumulated dividends per common share	25.76	25.38	0.38
Book value per common share plus accumulated dividends	$155.74	$141.82	$13.92
Change in book value per common share plus change in accumulated dividends	12.0%

Net income available to RenaissanceRe common shareholders was $191.0 million in the second quarter of 2023, compared to net loss attributable to RenaissanceRe common shareholders of $324.9 million in the second quarter of 2022, an increase of $515.9 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2023, we generated an annualized return on average common equity of 13.5% and our book value per common share increased from $116.44 at March 31, 2023 to $129.98 at June 30, 2023, a 12.0% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the second quarter of 2023, on a comparative basis to the second quarter of 2022, include:
•Underwriting Results - we generated underwriting income of $351.0 million and had a combined ratio of 80.3% in the second quarter of 2023, compared to underwriting income of $316.4 million and a combined ratio of 78.3% in the second quarter of 2022. Our underwriting income in the second quarter of 2023 was comprised of our Property segment, which generated underwriting income of $281.0 million and had a combined ratio of 63.0%, and our Casualty and Specialty segment, which generated underwriting income of $70.0 million and had a combined ratio of 93.2%. In comparison, our underwriting income in the second quarter of 2022 was comprised of our Property segment, which generated an underwriting income of $264.5 million and had a combined ratio of 57.6%, and our Casualty and Specialty segment, which generated underwriting income of $51.9 million and had a combined ratio of 93.8%;
Notwithstanding our strong results in the second quarter of 2023, our underwriting results in the second quarter of 2023 were impacted by the 2023 Large Loss Events (as defined below), which resulted in a net negative impact on the underwriting result of $68.5 million and added 4.2 percentage points to the consolidated combined ratio, all in the Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $69.9 million in the second quarter of 2023, compared to a loss of $546.9 million in the second quarter of 2022. The primary drivers of the improved total investment result were an increase in net investment income of $185.5 million, and a reduction in net realized and unrealized losses on investments of $431.3 million;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $174.9 million in the second quarter of 2023, compared to net income attributable to redeemable noncontrolling interest of $49.3 million in the second quarter of 2022. Net income attributable to redeemable noncontrolling interests in the second quarter of 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, and net realized and unrealized gains on catastrophe bonds held in Medici;
•Gross Premiums Written - our gross premiums written increased by $187.0 million, or 7.6%, to $2.7 billion, in the second quarter of 2023, compared to the second quarter of 2022. This was comprised of an increase of $184.3 million in our Property segment and an increase of $2.7 million in our Casualty and Specialty segment;
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $44.6 million resulting from the 2023 Large Loss Events.

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
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the second quarter of 2023 from the 2023 Large Loss Events.

Three months ended June 30, 2023	2023 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(95,278)
Assumed reinstatement premiums earned	26,752
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	—
Net negative impact on underwriting result	(68,526)
Redeemable noncontrolling interest	23,949
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(44,577)

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in the second quarter of 2023.

Three months ended June 30, 2023	2023 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(68,526)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(68,526)
Percentage point impact on consolidated combined ratio	4.2

(1)“2023 Large Loss Events” includes the earthquakes which impacted southern and central Turkey in February 2023, Cyclone Gabrielle which impacted northern New Zealand, the flooding that impacted northern New Zealand in January and February 2023, and various wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 (“Q1 2023 Large Loss Events”), and a series of large, severe weather events that impacted Texas and other southern and central U.S. states in June 2023. Net negative impact for the three months ended June 30, 2023 includes an increase of approximately $20.0 million in the net negative impact of the Q1 2023 Large Loss Events during the second quarter.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$1,402,606	$1,218,321	$184,285
Net premiums written	$1,144,655	$887,975	$256,680
Net premiums earned	$758,686	$623,581	$135,105
Net claims and claim expenses incurred	281,993	171,924	110,069
Acquisition expenses	140,606	137,567	3,039
Operational expenses	55,077	49,627	5,450
Underwriting income (loss)	$281,010	$264,463	$16,547

Net claims and claim expenses incurred – current accident year	$313,632	$206,976	$106,656
Net claims and claim expenses incurred – prior accident years	(31,639)	(35,052)	3,413
Net claims and claim expenses incurred – total	$281,993	$171,924	$110,069

Net claims and claim expense ratio – current accident year	41.3%	33.2%	8.1	pts
Net claims and claim expense ratio – prior accident years	(4.1)%	(5.6)%	1.5	pts
Net claims and claim expense ratio – calendar year	37.2%	27.6%	9.6	pts
Underwriting expense ratio	25.8%	30.0%	(4.2)	pts
Combined ratio	63.0%	57.6%	5.4	pts

Property Gross Premiums Written
In the second quarter of 2023, our Property segment gross premiums written increased by $184.3 million, or 15.1%, to $1.4 billion, compared to the second quarter of 2022.
Gross premiums written in the catastrophe class of business were $1.0 billion in the second quarter of 2023, an increase of $198.5 million, or 24.7%, compared to the second quarter of 2022. This increase was principally driven by rate improvements on deals written in the second quarter of 2023, partially offset by the non-renewal of deals written on our Upsilon RFO balance sheet of $110.0 million, compared to the second quarter of 2022. In the second quarter of 2023 there was an increase in gross reinstatement premiums of $29.2 million in the catastrophe class of business, compared to a reduction of $0.2 million in the second quarter of 2022, resulting in an increase in gross reinstatement premiums of $29.4 million compared to the second quarter of 2022.
Gross premiums written in the other property class of business were $400.8 million in the second quarter of 2023, a decrease of $14.2 million, or 3.4%, compared to the second quarter of 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.
Property Ceded Premiums Written

Three months ended June 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$257,951	$330,346	$(72,395)

Ceded premiums written in our Property segment were $258.0 million in the second quarter of 2023, a decrease of $72.4 million, or 21.9%, compared to the second quarter of 2022. The decrease in ceded premiums written was primarily driven by a reduction of $106.0 million in premiums ceded to Upsilon RFO following a reduction in the size of Upsilon Diversified, a segregated account of Upsilon Fund, with a corresponding decrease in gross premiums written, as discussed above, partially offset by higher ceded premiums written reflecting an increase in our retrocessional purchases as a part of our gross-to-net strategy.
We purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk.
Property Net Premiums Written

Three months ended June 30,	2023	2022	Change
(in thousands)
Net premiums written	$1,144,655	$887,975	$256,680

Net premiums written in our Property segment were $1.1 billion in the second quarter of 2023, an increase of $256.7 million, or 28.9%, compared to the second quarter of 2022. The increase in net premiums written is driven by rate improvements on deals written in our catastrophe class of business in the second quarter of 2023, combined with a reduction in our ceded premiums written, as discussed above. This increase was partially offset by the reduction in gross premiums written in the other property class of business. Included in net premiums written in the second quarter of 2023 were net reinstatement premiums of $30.2 million compared to $2.4 million in the second quarter of 2022, resulting in an increase in net reinstatement premiums of $27.8 million compared to the second quarter of 2022, primarily within the catastrophe class of business.
Property Underwriting Results
Our Property segment generated underwriting income of $281.0 million in the second quarter of 2023, compared to underwriting income of $264.5 million in the second quarter of 2022. In the second quarter of 2023, our Property segment generated a net claims and claim expense ratio of 37.2%, an underwriting expense ratio of 25.8% and a combined ratio of 63.0%, compared to 27.6%, 30.0% and 57.6%, respectively, in the second quarter of 2022.
Impacting the underwriting result and combined ratio in the second quarter of 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $68.5 million and added 10.8 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business.
The net claims and claim expense ratio of 37.2% is comprised of a current accident year net claims and claim expense ratio of 41.3% and 4.1 percentage points of net favorable development of prior accident years. In comparison, the second quarter of 2022 had a net claims and claim expense ratio of 27.6%, comprised of a current accident year net claims and claim expense ratio of 33.2% and 5.6 percentage points of net favorable development of prior accident years. The increase of 8.1 percentage points in the current accident year net claims and claim expense ratio is primarily a result of the impact from the 2023 Large Loss Events, which contributed 11.5 percentage points to the Property segment current accident year net claims and claim expense ratio.
The underwriting expense ratio decreased 4.2 percentage points, largely driven by greater operating leverage from the increase in net earned premiums from the catastrophe class of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$1,249,015	$1,246,318	$2,697
Net premiums written	$1,051,148	$975,641	$75,507
Net premiums earned	$1,026,576	$832,802	$193,774
Net claims and claim expenses incurred	649,218	534,315	114,903
Acquisition expenses	281,939	223,671	58,268
Operational expenses	25,414	22,893	2,521
Underwriting income (loss)	$70,005	$51,923	$18,082

Net claims and claim expenses incurred – current accident year	$649,677	$542,220	$107,457
Net claims and claim expenses incurred – prior accident years	(459)	(7,905)	7,446
Net claims and claim expenses incurred – total	$649,218	$534,315	$114,903

Net claims and claim expense ratio – current accident year	63.3%	65.1%	(1.8)	pts
Net claims and claim expense ratio – prior accident years	(0.1)%	(0.9)%	0.8	pts
Net claims and claim expense ratio – calendar year	63.2%	64.2%	(1.0)	pts
Underwriting expense ratio	30.0%	29.6%	0.4	pts
Combined ratio	93.2%	93.8%	(0.6)	pts

Casualty and Specialty Gross Premiums Written
In the second quarter of 2023, our Casualty and Specialty segment gross premiums written were $1.2 billion, which is comparable to the second quarter of 2022. Growth in gross premiums written in the other specialty class of business was largely offset by a decrease in the professional liability class of business. The increase in gross premiums written within other specialty principally reflects increases in new and existing business underwritten in both the current and prior periods.
The majority of our Casualty and Specialty segment premiums consists of proportional business. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity compared to traditional excess of loss business.

Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$197,867	$270,677	$(72,810)

Ceded premiums written in our Casualty and Specialty segment decreased by $72.8 million, to $197.9 million in the second quarter of 2023, compared to $270.7 million in the second quarter of 2022, driven by the reduction in our retrocessional purchases. In 2023, as part of our gross-to-net strategy, we reduced our retrocessional purchases in conjunction with increasing the casualty and specialty business assumed by Fontana.
As in our Property segment, the buying of ceded reinsurance in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.
Casualty and Specialty Net Premiums Written

Three months ended June 30,	2023	2022	Change
(in thousands)
Net premiums written	$1,051,148	$975,641	$75,507

Net premiums written in our Casualty and Specialty segment increased by $75.5 million, or 7.7%, to $1.1 billion in the second quarter of 2023, compared to $1.0 billion in the second quarter of 2022, as a result of the decrease in ceded premiums written.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $70.0 million in the second quarter of 2023, compared to underwriting income of $51.9 million in the second quarter of 2022. In the second quarter of 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 63.2%, an underwriting expense ratio of 30.0% and a combined ratio of 93.2%, compared to 64.2%, 29.6% and 93.8%, respectively, in the second quarter of 2022.
The improvement in the Casualty and Specialty segment combined ratio in the second quarter of 2023 was primarily driven by the decrease of 1.0 percentage points in the net claims and claims expense ratio, mainly as a result of lower current accident year attritional losses.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Three months ended June 30,	2023	2022	Change
(in thousands)
Management Fee Income
Joint ventures	$30,313	$17,703	$12,610
Structured reinsurance products	6,985	6,649	336
Managed funds	6,141	6,355	(214)
Total management fee income	43,439	30,707	12,732

Performance Fee Income
Joint ventures	13,132	1,037	12,095
Structured reinsurance products	(197)	2,486	(2,683)
Managed funds	307	25	282
Total performance fee income	13,242	3,548	9,694
Total fee income	$56,681	$34,255	$22,426

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
In the second quarter of 2023, total fee income earned through third-party capital management activities increased $22.4 million, to $56.7 million, compared to $34.3 million in the second quarter of 2022, primarily due to higher management and performance fee income in the second quarter of 2023 compared to the second quarter of 2022. Management fee income increased $12.7 million compared to the second quarter of 2022, driven by increased capital managed at DaVinci, Vermeer, Medici, and Fontana, as well as the recording of management fees in DaVinci that were previously deferred as a result of the weather-related large losses experienced in prior years.
Performance fee income increased $9.7 million compared to the second quarter of 2022, driven by current underwriting year results.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended June 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$8,184	$12,751	$(4,567)
Equity in earnings of other ventures	(417)	27	(444)
Net income (loss) attributable to redeemable noncontrolling interest	48,914	21,477	27,437
Total fee income	$56,681	$34,255	$22,426

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses. The $8.2 million includes $11.2 million of management fee income, recorded as a reduction to operating expenses and $3.0 million of performance fee income recorded as an increase to acquisition expenses (2022 - $12.8 million, $11.6 million and a reduction of $1.1 million, respectively).
In addition to the $56.7 million of fee income earned through our third-party capital management activities described above, we earned additional fees of $28.7 million on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended June 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$8,184	$12,751	$(4,567)
Underwriting income (loss) - additional fee income on other underwriting-related activities	28,662	25,750	2,912
Total fees recorded through underwriting income (loss) (1)	$36,846	$38,501	$(1,655)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	2.1%	2.6%	(0.5)	pts

(1)The $36.8 million includes $31.7 million of management fee income, recorded as a reduction to operating expenses and $5.1 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $38.5 million, $27.9 million and $10.6 million, respectively).
Net Investment Income

Three months ended June 30,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$169,739	$76,547	$93,192
Short term investments	50,231	4,397	45,834
Equity investments	2,766	4,516	(1,750)
Other investments
Catastrophe bonds	49,522	20,235	29,287
Other	20,820	6,894	13,926
Cash and cash equivalents	4,585	(95)	4,680
	297,663	112,494	185,169
Investment expenses	(5,001)	(5,283)	282
Net investment income	$292,662	$107,211	$185,451

Net investment income was $292.7 million in the second quarter of 2023, compared to $107.2 million in the second quarter of 2022, an increase of $185.5 million. This increase was primarily driven by higher interest rates, higher yielding assets in the fixed maturity and short term portfolios as a result of our reinvestment of the portfolio throughout 2022 and 2023, as well as increased catastrophe bond yields.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$10,699	$5,334	$5,365
Gross realized losses on fixed maturity investments trading	(84,911)	(292,488)	207,577
Net realized gains (losses) on fixed maturity investments trading	(74,212)	(287,154)	212,942
Net unrealized gains (losses) on fixed maturity investments trading	(139,793)	(149,820)	10,027
Net realized and unrealized gains (losses) on fixed maturity investments trading	(214,005)	(436,974)	222,969
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(65,051)	(66,078)	1,027
Net realized gains (losses) on equity investments	(18,755)	35,592	(54,347)
Net unrealized gains (losses) on equity investments	20,627	(127,104)	147,731
Net realized and unrealized gains (losses) on equity investments	1,872	(91,512)	93,384
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	38,186	(24,660)	62,846
Net realized and unrealized gains (losses) on other investments - other	16,217	(34,883)	51,100
Net realized and unrealized gains (losses) on investments	$(222,781)	$(654,107)	$431,326

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
Net realized and unrealized losses on investments were $222.8 million in the second quarter of 2023, compared to net realized and unrealized losses of $654.1 million in the second quarter of 2022. Impacting our net realized and unrealized losses on investments in the second quarter of 2023 were:
•net realized and unrealized losses on fixed maturity investments trading of $214.0 million in the second quarter of 2023, compared to net realized and unrealized losses of $437.0 million in the second quarter of 2022, driven by interest rate increases which were generally lower in the second quarter of 2023 than the interest rate increases in the second quarter of 2022.
•net realized and unrealized gains on equity investments of $1.9 million compared to losses of $91.5 million in the second quarter of 2022. The equity investment results for both the current and prior period were in line with wider equity market movements, with the current period gains being less prominent following a significant reduction in our equity portfolio allocation during the second quarter of 2023.
•net realized and unrealized gains on catastrophe bonds of $38.2 million compared to losses of $24.7 million in the second quarter of 2022. The net realized and unrealized gains in the second quarter of 2023, and losses in the second quarter of 2022, were each primarily reflected in the Medici portfolio, and predominantly attributable to third party investors through net income (loss) attributable to redeemable noncontrolling interest. Both the current and comparative quarter results reflected changes in risk spreads in the wider catastrophe bond market.

Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2023	2022	Change
(in thousands)
Net foreign exchange gains (losses)	$(13,488)	$(50,821)	$37,333

In the second quarter of 2023, net foreign exchange losses were $13.5 million compared to $50.8 million in the second quarter of 2022. The net foreign exchange losses in the second quarter of 2023 and 2022 were primarily driven by losses attributable to third-party investors in Medici which are allocated through noncontrolling interest, in addition to the impact of certain foreign exchange exposures related to our underwriting activities in the second quarter of 2022.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended June 30,	2023	2022	Change
(in thousands)
Tower Hill Companies	$5,379	$1,620	$3,759
Top Layer	3,197	1,484	1,713
Other	(876)	4,279	(5,155)
Total equity in earnings (losses) of other ventures	$7,700	$7,383	$317

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
Earnings from our investments in other ventures were $7.7 million in the second quarter of 2023, compared to gains of $7.4 million in the second quarter of 2022, an increase of $0.3 million.
Corporate Expenses

Three months ended June 30,	2023	2022	Change
(in thousands)
Corporate expenses	$23,371	$12,352	$11,019

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs incurred in connection with the Validus Acquisition. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense. Corporate expenses were $23.4 million in the second quarter of 2023, compared to $12.4 million in the second quarter of 2022, an increase of $11.0 million which was primarily driven by expenses associated with the Validus Acquisition. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.

Income Tax Benefit (Expense)

Three months ended June 30,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$(5,942)	$30,534	$(36,476)

We recognized an income tax expense of $5.9 million in the second quarter of 2023, compared to an income tax benefit of $30.5 million in the second quarter of 2022. The income tax expense was primarily driven by operating income partially offset by investment losses in our taxable jurisdictions in the second quarter of 2023, compared to the income tax benefit in the second quarter of 2022, which was driven by investment losses and lower operating income primarily in our U.S. operations.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$59,527	$58,822	$705
Redeemable noncontrolling interest - Medici	62,190	(26,887)	89,077
Redeemable noncontrolling interest - Vermeer	52,163	22,937	29,226
Redeemable noncontrolling interest - Fontana	1,027	(5,541)	6,568
Net income (loss) attributable to redeemable noncontrolling interests	$174,907	$49,331	$125,576

Our net income (loss) attributable to redeemable noncontrolling interests was $174.9 million in the second quarter of 2023, compared to $49.3 million in the second quarter of 2022, a change of $125.6 million. This increase was primarily due to the following:
•DaVinci, which had higher net income in the second quarter of 2023 compared to the second quarter of 2022, primarily resulting from improved underwriting results and higher net investment income;
•Medici, which had net income in the second quarter of 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income;
•Vermeer, which had higher net income in the second quarter of 2023 compared to the second quarter of 2022, primarily resulting from higher net investment income and improved underwriting results; and
•Fontana, which was launched in the second quarter of 2022 and had higher net income in the second quarter of 2023 primarily due to realized and unrealized gains on investments.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Six months ended June 30,	2023	2022	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$5,441,882	$5,407,603	$34,279
Net premiums written	$4,459,506	$4,028,833	$430,673
Net premiums earned	$3,465,812	$2,942,808	$523,004
Net claims and claim expenses incurred	1,732,411	1,547,972	184,439
Acquisition expenses	854,802	737,745	117,057
Operational expenses	157,965	140,427	17,538
Underwriting income (loss)	$720,634	$516,664	$203,970

Net investment income	$547,040	$190,902	$356,138
Net realized and unrealized gains (losses) on investments	56,670	(1,327,124)	1,383,794
Total investment result	$603,710	$(1,136,222)	$1,739,932

Net income (loss)	$1,215,066	$(664,219)	$1,879,285
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$755,087	$(719,326)	$1,474,413

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$16.71	$(16.64)	$33.35
Dividends per common share	$0.76	$0.74	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	53.9%	54.7%	(0.8)	pts
Net claims and claim expense ratio – prior accident years	(3.9)%	(2.1)%	(1.8)	pts
Net claims and claim expense ratio – calendar year	50.0%	52.6%	(2.6)	pts
Underwriting expense ratio	29.2%	29.8%	(0.6)	pts
Combined ratio	79.2%	82.4%	(3.2)	pts

Return on average common equity - annualized	28.9%	(26.6)%	55.5	pts

Book value	June 30, 2023	December 31, 2022	Change
Book value per common share	$129.98	$104.65	$25.33
Accumulated dividends per common share	25.76	25.00	0.76
Book value per common share plus accumulated dividends	$155.74	$129.65	$26.09
Change in book value per common share plus change in accumulated dividends	24.9%

Net income available to RenaissanceRe common shareholders was $755.1 million in the six months ended June 30, 2023, compared to net loss attributable to RenaissanceRe common shareholders of $719.3 million in the six months ended June 30, 2022. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2023, we generated an annualized return on average common equity of 28.9% and our book value per common share increased from $104.65 at December 31, 2022 to $129.98 at June 30, 2023, a 24.9% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the six months ended June 30, 2023, on a comparative basis to the six months ended June 30, 2022, include:
•Underwriting Results - we generated underwriting income of $720.6 million and had a combined ratio of 79.2% in the six months ended June 30, 2023, compared to $516.7 million and a combined ratio of 82.4% in the six months ended June 30, 2022. Our underwriting income in the six months ended June 30, 2023 was comprised of our Property segment, which generated underwriting income of $579.7 million in and had a combined ratio of 59.9%, and our Casualty and Specialty segment, which generated underwriting income of $140.9 million in and had a combined ratio of 93.0%. In comparison, our underwriting income in the six months ended June 30, 2022 was comprised of our Property segment, which generated underwriting income of $449.3 million and had a combined ratio of 63.8%, and our Casualty and Specialty segment, which generated underwriting income of $67.4 million and had a combined ratio of 96.0%;
Included in our underwriting results in the six months ended June 30, 2023 was the impact of the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $147.6 million and added 4.5 percentage points to the combined ratio, all within in our Property segment. In comparison, our underwriting results in the six months ended June 30, 2022 were impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $104.9 million and added 3.6 percentage points to the combined ratio, primarily in our Property segment;
•Gross Premiums Written - our gross premiums written increased by $34.3 million, or 0.6%, to $5.4 billion, in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This was comprised of an increase of $145.0 million in our Property segment, which was partially offset by a decrease of $110.7 million in our Casualty and Specialty segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $603.7 million in the six months ended June 30, 2023, compared to a loss of $1.1 billion in the six months ended June 30, 2022, an increase of $1.7 billion. The primary drivers of the improved total investment result were an improvement in net realized and unrealized gains (losses) on investments of $1.4 billion and increased net investment income of $356.1 million;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $442.3 million in the six months ended June 30, 2023, compared to net income attributable to redeemable noncontrolling interest of $37.4 million in the six months ended June 30, 2022. Net income attributable to redeemable noncontrolling interests in the six months ended June 30, 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, and net realized and unrealized gains on catastrophe bonds held in Medici;
•Impact of Large Loss Events - we had a net negative impact on net income attributable to RenaissanceRe common shareholders of $98.1 million resulting from the 2023 Large Loss Events. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $71.5 million resulting from the 2022 Weather-Related Large Losses and $25.0 million resulting from losses related to the Russia-Ukraine War in the six months ended June 30, 2022.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the six months ended June 30, 2023 of the 2023 Large Loss Events.

Six months ended June 30, 2023	2023 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(176,756)
Assumed reinstatement premiums earned	29,876
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	(701)
Net negative impact on underwriting result	(147,581)
Redeemable noncontrolling interest	49,466
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(98,115)

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in the six months ended June 30, 2023.

Six months ended June 30, 2023	2023 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(147,581)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(147,581)
Percentage point impact on consolidated combined ratio	4.5

(1)“2023 Large Loss Events” includes the Q1 2023 Large Loss Events and series of large, severe weather events that impacted Texas and other southern and central U.S. states in June 2023.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$2,706,805	$2,561,829	$144,976
Net premiums written	$2,164,484	$1,778,141	$386,343
Net premiums earned	$1,446,106	$1,242,172	$203,934
Net claims and claim expenses incurred	469,602	431,685	37,917
Acquisition expenses	285,925	264,663	21,262
Operational expenses	110,890	96,559	14,331
Underwriting income (loss)	$579,689	$449,265	$130,424

Net claims and claim expenses incurred – current accident year	$582,934	$483,495	$99,439
Net claims and claim expenses incurred – prior accident years	(113,332)	(51,810)	(61,522)
Net claims and claim expenses incurred – total	$469,602	$431,685	$37,917

Net claims and claim expense ratio – current accident year	40.3%	38.9%	1.4	pts
Net claims and claim expense ratio – prior accident years	(7.8)%	(4.1)%	(3.7)	pts
Net claims and claim expense ratio – calendar year	32.5%	34.8%	(2.3)	pts
Underwriting expense ratio	27.4%	29.0%	(1.6)	pts
Combined ratio	59.9%	63.8%	(3.9)	pts

Property Gross Premiums Written
In the six months ended June 30, 2023, our Property segment gross premiums written increased by $145.0 million, or 5.7%, to $2.7 billion, compared to $2.6 billion in the six months ended June 30, 2022.
Gross premiums written in the catastrophe class of business were $1.9 billion in the six months ended June 30, 2023, an increase of $241.0 million, or 14.3%, compared to the six months ended June 30, 2022. This increase was principally driven by rate improvements on deals written in the first half of 2023, partially offset by the non-renewal of deals written on our Upsilon RFO balance sheet of $259.6 million, compared to the first half of 2022. Included in gross premiums written in the catastrophe class of business in the first half of 2023 were gross reinstatement premiums of $2.8 million, compared to $22.9 million in the first half of 2022, resulting in a decrease in gross reinstatement premiums of $20.1 million compared to the first six months of 2022.
Gross premiums written in the other property class of business were $776.4 million in the six months ended June 30, 2023, a decrease of $96.0 million, or 11.0%, compared to the six months ended June 30, 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.

Property Ceded Premiums Written

Six months ended June 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$542,321	$783,688	$(241,367)

Ceded premiums written in our Property segment decreased 30.8%, to $542.3 million, in the six months ended June 30, 2023, compared to $783.7 million in the six months ended June 30, 2022. The decrease in ceded premiums written was driven by a reduction of $228.7 million in premiums ceded to Upsilon RFO following a reduction in the size of Upsilon Diversified, a segregated account of Upsilon Fund, with a corresponding decrease in gross premiums written, as discussed above, as well as an overall reduction in ceded premiums written due to lower levels of retrocessional purchases as a part of our gross-to-net strategy.
Property Net Premiums Written

Six months ended June 30,	2023	2022	Change
(in thousands)
Net premiums written	$2,164,484	$1,778,141	$386,343

Net premiums written in our Property segment were $2.2 billion in the six months ended June 30, 2023, an increase of $386.3 million, or 21.7%, compared to the six months ended June 30, 2022. The increase in net premiums written is driven by rate improvements on deals written in our catastrophe class of business in the first half of 2023, combined with a reduction in the ceded premiums written, as discussed above. This increase was partially offset by the reduction in gross premiums written in the other property class of business. Included in net premiums written in the first six months of 2023 were net reinstatement premiums of $2.7 million compared to $25.9 million in the first six months of 2022, resulting in a decrease in net reinstatement premiums of $23.2 million compared to the first six months of 2022, primarily within the catastrophe class of business.
Property Underwriting Results
Our Property segment generated underwriting income of $579.7 million in the six months ended June 30, 2023, compared to $449.3 million in the six months ended June 30, 2022, an increase in underwriting income of $130.4 million. In the six months ended June 30, 2023, our Property segment generated a net claims and claim expense ratio of 32.5%, an underwriting expense ratio of 27.4% and a combined ratio of 59.9%, compared to 34.8%, 29.0% and 63.8%, respectively, in the six months ended June 30, 2022.
Impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $147.6 million and added 11.3 percentage points to its combined ratio. In comparison, the six months ended June 30, 2022 was impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $104.1 million and added 8.8 percentage points to the combined ratio.
The net claims and claim expense ratio of 32.5% is comprised of a current accident year net claims and claim expense ratio of 40.3% and 7.8 percentage points of net favorable development on prior accident years. In comparison, the six months ended June 30, 2022 had a net claims and claim expense ratio of 34.8%, comprised of a current accident year net claims and claim expense ratio of 38.9% and 4.1 percentage points of net favorable development on prior accident years.
The underwriting expense ratio decreased 1.6 percentage points, principally driven by greater operating leverage from the increase in net earned premiums from the catastrophe class of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$2,735,077	$2,845,774	$(110,697)
Net premiums written	$2,295,022	$2,250,692	$44,330
Net premiums earned	$2,019,706	$1,700,636	$319,070
Net claims and claim expenses incurred	1,262,809	1,116,287	146,522
Acquisition expenses	568,877	473,082	95,795
Operational expenses	47,075	43,868	3,207
Underwriting income (loss)	$140,945	$67,399	$73,546

Net claims and claim expenses incurred – current accident year	$1,286,327	$1,125,267	$161,060
Net claims and claim expenses incurred – prior accident years	(23,518)	(8,980)	(14,538)
Net claims and claim expenses incurred – total	$1,262,809	$1,116,287	$146,522

Net claims and claim expense ratio – current accident year	63.7%	66.2%	(2.5)	pts
Net claims and claim expense ratio – prior accident years	(1.2)%	(0.6)%	(0.6)	pts
Net claims and claim expense ratio – calendar year	62.5%	65.6%	(3.1)	pts
Underwriting expense ratio	30.5%	30.4%	0.1	pts
Combined ratio	93.0%	96.0%	(3.0)	pts

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2023, our Casualty and Specialty segment gross premiums written decreased by $110.7 million, or 3.9%, to $2.7 billion, compared to $2.8 billion in the six months ended June 30, 2022, reflecting decreases in casualty classes of business, principally in professional liability, and partially offset by growth in the other specialty class of business. The decrease in gross premiums written principally reflects the lower impact of positive adjustments to premium estimates for business underwritten in prior years.
During the six months ended June 30, 2023, gross premiums written included positive changes in premium estimates of $98.8 million on business underwritten in 2022 and prior years, compared to the six months ended June 30, 2022, which included $300.0 million on business underwritten in 2021 and prior years. These changes in premium estimates occurred across all classes of business, but principally in general casualty and professional liability classes, and largely reflect the positive rate environment experienced in recent prior periods.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$440,055	$595,082	$(155,027)

Ceded premiums written in our Casualty and Specialty segment decreased by 26.1%, to $440.1 million, in the six months ended June 30, 2023, compared to $595.1 million in the six months ended June 30, 2022, primarily driven by the decrease in gross premiums written subject to our retrocessional quota share reinsurance programs, in addition to an overall reduction in our retrocessional purchases as part of our gross-to-net strategy.

Casualty and Specialty Net Premiums Written

Six months ended June 30,	2023	2022	Change
(in thousands)
Net premiums written	$2,295,022	$2,250,692	$44,330

Net premiums written in our Casualty and Specialty segment increased by $44.3 million, or 2.0%, mainly due to the decrease in ceded premiums written.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $140.9 million in the six months ended June 30, 2023, compared to $67.4 million in the six months ended June 30, 2022. In the six months ended June 30, 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 62.5%, an underwriting expense ratio of 30.5% and a combined ratio of 93.0%, compared to 65.6%, 30.4% and 96.0%, respectively, in the six months ended June 30, 2022.
The improvement in the Casualty and Specialty segment combined ratio in the six months ended June 30, 2023 to 93.0% was principally driven by a decrease of 3.1 percentage points in the net claims and claim expense ratio, primarily as a result of lower current accident year attritional losses. Additionally, the current accident year claims and claim expense ratio during the six months ended June 30, 2022 included 1.6 percentage points of loss associated with the Russia-Ukraine War which did not repeat in the six months ended June 30, 2023. During the six months ended June 30, 2023 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $23.5 million, or 1.2 percentage points, compared to $9.0 million, or 0.6 percentage points during the six months ended June 30, 2022. The net favorable development during the six months ended June 30, 2023 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our credit and other specialty lines of business, while the net favorable development during the six months ended June 30, 2022 was driven by our credit lines of business. See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Fee Income

Six months ended June 30,	2023	2022	Change
(in thousands)
Management fee income
Joint ventures	$58,311	$31,098	$27,213
Structured reinsurance products and other	13,623	13,873	(250)
Managed funds	12,410	12,958	(548)
Total management fee income	84,344	57,929	26,415

Performance fee income
Joint ventures	14,887	934	13,953
Structured reinsurance products and other	1,558	3,419	(1,861)
Managed funds	664	322	342
Total performance fee income	17,109	4,675	12,434
Total fee income	$101,453	$62,604	$38,849

In the six months ended June 30, 2023, total fee income earned through our third-party capital management activities increased by $38.8 million, to $101.5 million, compared to $62.6 million in the six months ended June 30, 2022, driven by both higher management fee income and higher performance fee income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

The increase in management fee income of $26.4 million reflected increased capital managed at DaVinci, Vermeer, Medici, and Fontana, as well as the recording of management fees in DaVinci that were previously deferred as a result of the weather-related large losses experienced in prior years.
Performance fee income increased $12.4 million compared to the six months ended June 30, 2022, driven by favorable current year underwriting results.
The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income, (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Six months ended June 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$21,325	$24,912	$(3,587)
Equity in earnings of other ventures	(558)	50	(608)
Net income (loss) attributable to redeemable noncontrolling interest	80,686	37,642	43,044
Total fee income	$101,453	$62,604	$38,849

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses. The $21.3 million includes $22.7 million of management fee income, recorded as a reduction to operating expenses and $(1.4) million of performance fee income recorded as an increase to acquisition expenses (2022 - $24.9 million, $24.2 million and $0.7 million, respectively).
In addition to the $21.3 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Six months ended June 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$21,325	$24,912	$(3,587)
Underwriting income (loss) - additional fee income on underwriting-related activities	50,840	46,695	4,145
Total fees recorded through underwriting income (loss)(1)	$72,165	$71,607	$558
Impact of total fees recorded through underwriting income (loss) on the combined ratio	2.1%	2.4%	(0.3)	pts

(1)The $72.2 million includes $65.5 million of management fee income, recorded as a reduction to operating expenses and $6.7 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $71.6 million, $58.8 million and $12.9 million, respectively).

Net Investment Income

Six months ended June 30,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$325,239	$138,964	$186,275
Short term investments	83,181	5,533	77,648
Equity investments trading	6,165	7,270	(1,105)
Other investments
Catastrophe bonds	88,353	37,595	50,758
Other	45,391	12,446	32,945
Cash and cash equivalents	8,849	(136)	8,985
	557,178	201,672	355,506
Investment expenses	(10,138)	(10,770)	632
Net investment income	$547,040	$190,902	$356,138

Net investment income was $547.0 million in the six months ended June 30, 2023, compared to $190.9 million in the six months ended June 30, 2022, an increase of $356.1 million. The increase was primarily driven by higher interest rates, higher yielding assets in the fixed maturity and short term portfolios as a result of our reinvestment of the portfolio during 2022 and 2023, as well as increased catastrophe bond yields.

Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$28,408	$14,894	$13,514
Gross realized losses on fixed maturity investments trading	(207,385)	(423,200)	215,815
Net realized gains (losses) on fixed maturity investments trading	(178,977)	(408,306)	229,329
Net unrealized gains (losses) on fixed maturity investments trading	172,233	(613,997)	786,230
Net realized and unrealized gains (losses) on fixed maturity investments trading	(6,744)	(1,022,303)	1,015,559
Net realized and unrealized gains (losses) on investments-related derivatives (1)	(52,889)	(106,366)	53,477
Net realized gains (losses) on equity investments	(27,493)	35,572	(63,065)
Net unrealized gains (losses) on equity investments	59,778	(175,773)	235,551
Net realized and unrealized gains (losses) on equity investments	32,285	(140,201)	172,486
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	62,312	(32,921)	95,233
Net realized and unrealized gains (losses) on other investments - other	21,706	(25,333)	47,039
Net realized and unrealized gains (losses) on investments	$56,670	$(1,327,124)	$1,383,794

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps, total return swaps, and warrants), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.
Net realized and unrealized gains on investments were $56.7 million in the six months ended June 30, 2023, compared to losses of $1.3 billion in the six months ended June 30, 2022, an improvement of $1.4 billion. Principally impacting our net realized and unrealized gains on investments in the six months ended June 30, 2023 were:
•net realized and unrealized losses on our fixed maturity investments trading of $6.7 million compared to losses of $1.0 billion in the six months ended June 30, 2022, an improvement of $1.0 billion, principally driven by interest rate increases which were generally lower in the six months ended June 30, 2023 compared to the interest rate increases in the six months ended June 30, 2022;
•net realized and unrealized gains on equity investments of $32.3 million compared to net losses of $140.2 million in the six months ended June 30, 2022, an improvement of $172.5 million. Both the current and comparative equity investment results were in line with wider equity market movements. We reduced our exposure to public equities during the six months ended June 30, 2023, meaning net realized and unrealized gains on equity investments were less prominent in 2023; and
•net realized and unrealized gains on catastrophe bonds of $62.3 million, compared to net realized and unrealized losses of $32.9 million in the six months ended June 30, 2022. The net realized and unrealized gains in the six months ended June 30, 2023, and losses in the six months ended June 30, 2022, were each primarily reflected in the Medici portfolio, and predominantly attributable to third party investors through net income (loss) attributable to redeemable noncontrolling interests. Both the current and comparative period results reflected changes in risk spreads in the wider catastrophe bond market.

Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2023	2022	Change
(in thousands)
Net foreign exchange gains (losses)	$(27,991)	$(66,307)	$38,316

In the six months ended June 30, 2023, net foreign exchange losses were $28.0 million compared to $66.3 million in the six months ended June 30, 2022. The net foreign exchange losses for the six months ended June 30, 2023 and 2022 were driven by losses attributable to third-party investors in Medici which are allocated through noncontrolling interest, and the impact of certain foreign exchange exposures related to our underwriting activities in the second quarter of 2022.
Equity in Earnings of Other Ventures

Six months ended June 30,	2023	2022	Change
(in thousands)
Tower Hill Companies	$11,646	$(7,083)	$18,729
Top Layer Re	6,561	2,569	3,992
Other	(977)	5,507	(6,484)
Total equity in earnings (losses) of other ventures	$17,230	$993	$16,237

Earnings from our investments in other ventures was $17.2 million in the six months ended June 30, 2023, compared to $1.0 million in the six months ended June 30, 2022, an increase of $16.2 million. The increase was principally driven by increased profitability of our equity investments in the Tower Hill Companies and Top Layer Re.
Corporate Expenses

Six months ended June 30,	2023	2022	Change
(in thousands)
Corporate expenses	$36,214	$24,854	$11,360

Corporate expenses increased $11.4 million to $36.2 million, in the six months ended June 30, 2023, compared to $24.9 million in the six months ended June 30, 2022. The increase was primarily due to expenses associated with the Validus Acquisition.
Income Tax Benefit (Expense)

Six months ended June 30,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$(34,844)	$67,241	$(102,085)

In the six months ended June 30, 2023, we recognized an income tax expense of $34.8 million, compared to an income tax benefit of $67.2 million in the six months ended June 30, 2022. The income tax expense was primarily driven by operating income in our taxable jurisdictions for the six months ended June 30, 2023, compared to the income tax benefit for the six months ended June 30, 2022, which was driven by investment losses and lower operating income primarily in our U.S. operations.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$225,609	$33,499	$192,110
Redeemable noncontrolling interest - Medici	107,259	(32,174)	139,433
Redeemable noncontrolling interest - Vermeer	99,568	41,635	57,933
Redeemable noncontrolling interest - Fontana	9,855	(5,541)	15,396
Net income (loss) attributable to redeemable noncontrolling interests	$442,291	$37,419	$404,872

Our net income attributable to redeemable noncontrolling interests was $442.3 million compared to $37.4 million in the six months ended June 30, 2022, an increase of $404.9 million. The increase was primarily driven by the following:
•DaVinci, which had net income in the six months ended June 30, 2023, primarily resulting from lower realized and unrealized losses on investments in the six months ended June 30, 2023, compared to the prior year, driven by the decrease in interest rates discussed previously, higher net investment income, as well as improved underwriting results in the six months ended June 30, 2023.
•Medici, which had net income in the six months ended June 30, 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income. This compares to net losses in the six months ended June 30, 2022, driven by foreign exchange losses, which were fully attributable to noncontrolling interests;
•Vermeer, which had higher net income in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily resulting from higher net investment income and improved underwriting results; and
•Fontana, which had higher net income in the six months ended June 30, 2023, primarily due to increased net investment income driven by higher yielding assets, as well as recognizing a full six months of results in 2023 compared to only three months in 2022, due to the launch date of Fontana.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2023. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022.
Liquidity and Cash Flows
Holding Company Liquidity
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of, or investments in, new or existing companies or books of business of other companies, such as our planned acquisition of Validus, and (6) certain corporate and operating expenses.
Other than as discussed below under “Impact of Validus Acquisition on Liquidity and Capital Resources,” we attempt to structure our organization in a way that facilitates efficient capital movements between RenaissanceRe and our operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations. For example, our internal investment structures and cash pooling arrangements among the Company and certain of our subsidiaries help to efficiently facilitate capital and liquidity movements.
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
Other than as discussed below under “Impact of Validus Acquisition on Liquidity and Capital Resources,” we expect that our liquidity needs for the next 12 months will be met by our cash receipts from operations. However, as a result of a combination of market conditions, turnover of our investment portfolios and changes in investment yields, and the nature of our business where a large portion of the coverages we provide can produce losses of high severity and low frequency, future cash flows from operating activities cannot be accurately predicted and may fluctuate significantly between individual quarters and years. In addition, due to the magnitude and complexity of certain large loss events, meaningful uncertainty remains regarding losses from these events and our actual ultimate net losses from these events may vary materially from preliminary estimates, which would impact our cash flows from operations.
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

At June 30, 2023	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	395,583
Unsecured	497,308
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,167,891

(1)At June 30, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At June 30, 2023, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At June 30, 2023, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £824.8 million (December 31, 2022 - £986.8 million). Actual FAL posted for Syndicate 1458 at June 30, 2023 by RenaissanceRe Corporate Capital (UK) Limited was $912.4 million (December 31, 2022 - $1.0 billion), supported by a $275.0 million letter of credit and a $637.4 million deposit of cash and fixed maturity securities (December 31, 2022 - $275.0 million and $737.6 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As described below, as of June 30, 2023, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts may exceed the amount required under U.S. state regulations. Refer to “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Assets held under trust at June 30, 2023 with respect to our multi-beneficiary reinsurance trusts totaled $630.6 million and $254.3 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2022 - $633.7 million and $255.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $425.8 million and $150.5 million, respectively, at June 30, 2023 (December 31, 2022 - $511.4 million and $200.1 million, respectively).
Assets held under trust at June 30, 2023 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $175.7 million, $209.3 million, and $105.2 million for Renaissance Reinsurance, DaVinci and RREAG respectively (December 31, 2022 - $172.7 million, $211.0 million and $106.5 million respectively), compared to the minimum amount required under U.S. state regulations of $127.1 million, $156.8 million and $81.0 million respectively (December 31, 2022 - $146.1 million, $174.7 million and $98.3 million respectively).
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2022. As of June 30, 2023, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2022, except as described below (including under “Impact of Validus Acquisition on Liquidity and Capital Resources”).
On June 5, 2023, we issued $750.0 million of our 5.750% Senior Notes due 2033. See “Note 15. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” and below under the heading “Impact of Validus Acquisition on Liquidity and Capital Resources” for additional information regarding the Validus Acquisition.
Cash Flows

Six months ended June 30,	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$626,674	$269,169
Net cash provided by (used in) investing activities	(3,181,266)	(955,534)
Net cash provided by (used in) financing activities	2,301,798	206,353
Effect of exchange rate changes on foreign currency cash	2,390	19,088
Net increase (decrease) in cash and cash equivalents	(250,404)	(460,924)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$943,935	$1,398,095

2023
During the six months ended June 30, 2023, our cash and cash equivalents decreased by $250.4 million, to $0.9 billion at June 30, 2023, compared to $1.2 billion at December 31, 2022.
Cash flows provided by operating activities. Cash flows provided by operating activities during the six months ended June 30, 2023 were $626.7 million, compared to $269.2 million during the six months ended June 30, 2022. Cash flows provided by operating activities during the six months ended June 30, 2023 were primarily the result of certain adjustments to reconcile our net income of $1.2 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.2 billion due to gross premiums written across both our Property and Casualty and Specialty segments;

•an increase in reserve for claims and claim expenses of $245.6 million primarily resulting from an increase in reserves within our Casualty and Specialty segment largely driven by additional attritional reserves as a result of the application of our reserving loss ratios to the earned premium in the six months ended June 30, 2023, partially offset by a decrease in reserves in our Property segment due to prior year favorable development and paid losses during the six months ended June 30, 2023; partially offset by
•an increase in premiums receivable of $1.4 billion due to the timing of receipts and an increase in our gross premiums written;
•an increase of $165.8 million in our prepaid reinsurance premiums due to the timing of renewals of our ceded program;
•a decrease in reinsurance balances payable of $147.9 million, principally driven by the timing of payments related to underwriting activity and the redemption of capital from Upsilon RFO;
•an increase in deferred acquisition costs of $129.3 million, following the increase in unearned premiums; and
•net realized and unrealized gains on investments of $109.6 million primarily driven by unrealized mark-to-market gains resulting from the decrease in interest rates.
Cash flows used in investing activities. During the six months ended June 30, 2023, our cash flows used in investing activities were $3.2 billion, principally reflecting net purchases of fixed maturity investments trading of $1.6 billion, short term investments of $1.7 billion, and other investments of $490.4 million, partially offset by cash flows from net sales of equity investments trading of $546.4 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, whereas the net purchase of other investments during the six months ended June 30, 2023, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the six months ended June 30, 2023 were $2.3 billion, and were principally the result of:
•the issuance of 7,245,000 of our common shares in an underwritten public offering at a public offering price of $192.00 per share. The total net proceeds from the offering were $1,352.6 million;
•the issuance of $750.0 million of 5.750% Senior Notes due June 5, 2033, with net proceeds from the offering of $741.6 million;
•net inflows of $310.1 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci; partially offset by
•dividends paid on our common and preference shares of $36.0 million and $17.7 million, respectively; and
•repayment of debt of $30.0 million related to the Medici Revolving Credit Facility.
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
•an increase of $499.8 million in our prepaid reinsurance premiums due to the timing of renewals of our ceded program; and
•a decrease in other operating cash flows of $265.4 million primarily reflecting subscriptions received in advance of the issuance of Medici’s non-voting preference shares effective April 1, 2022, which were recorded in other liabilities at March 31, 2021, and an increase in the Company’s deferred tax asset. See “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information related to Medici’s non-voting preference shares.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At June 30, 2023	At December 31, 2022	Change
(in thousands)
Common shareholders’ equity	$6,652,813	$4,575,274	$2,077,539
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	7,402,813	5,325,274	2,077,539

5.750% Senior Notes due 2033	740,620	—	740,620
3.600% Senior Notes due 2029	394,676	394,221	455
3.450% Senior Notes due 2027	298,022	297,775	247
3.700% Senior Notes due 2025	299,351	299,168	183
4.750% Senior Notes due 2025 (DaVinci) (1)	149,432	149,278	154
Total senior notes	1,882,101	1,140,442	741,659
Medici Revolving Credit Facility (2)	—	30,000	(30,000)
Total debt	$1,882,101	$1,170,442	$711,659

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At June 30, 2023, no amounts were issued or drawn under this facility.
Our shareholders’ equity attributable to RenaissanceRe increased $2.1 billion during the six months ended June 30, 2023 principally as a result of:
•the sale of 7,245,000 common shares at the public offering price of $192.00 per share for total net proceeds of approximately $1,352.0 million, which are intended to be used to fund a portion of the cash consideration for the previously announced Validus Acquisition, and to pay related costs and expenses, and for general corporate purposes, and
•our comprehensive income attributable to RenaissanceRe of $774.2 million; partially offset by
•$36.0 million and $17.7 million of dividends on our common and preference shares, respectively.
Our total debt increased by $711.7 million during the six months ended June 30, 2023 principally as a result of the issuance of $750.0 million of 5.750% Senior Notes due 2033. The net proceeds of approximately

$741.0 million are intended to be used to fund a portion of the cash consideration for the previously announced Validus Acquisition, and to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the Validus Acquisition. The increase from the net proceeds was partially offset by the repayment of the Medici Revolving Credit Facility of $30.0 million during the six months ended June 30, 2023.
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
Impact of Validus Acquisition on Liquidity and Capital Resources
The Validus Acquisition is expected to close in the fourth quarter of 2023, subject to the closing conditions set forth in the Stock Purchase Agreement, including receipt of required regulatory approvals. There can be no assurance that the Validus Acquisition will occur.
The aggregate consideration for the transaction is expected to be approximately $2.985 billion, comprised of cash consideration and the issuance of common shares, each in an amount to be determined as set forth in the Stock Purchase Agreement. We anticipate funding the cash consideration to be paid by RenaissanceRe from available cash resources and the liquidation of certain of our fixed maturity investments trading. We expect to fund a portion of the cash consideration with the net proceeds received of approximately $1,352.0 million from the equity offering completed on May 26, 2023, and the net proceeds received of approximately $741.0 million from the offering of 5.750% Senior Notes due 2033 completed on June 5, 2023. The proceeds of the equity offering and Senior Notes are invested in U.S. Treasuries and short term investments, and we plan to convert these investments to cash around the time of the closing of the Validus Acquisition to fund the total cash consideration equal to approximately $2.735 billion. Additionally, subject to certain regulatory redemption requirements, if (i) the Validus Acquisition is not consummated on or before the specified mandatory redemption end date, or (ii) we notify the trustee that we will not pursue the consummation of the Validus Acquisition, we will be required to redeem the 5.750% Senior Notes due 2033 then outstanding at a redemption price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.
We incurred $11.3 million of corporate expenses associated with the Validus Acquisition in the second quarter of 2023 and expect to incur additional costs and expenses associated with the Validus Acquisition over the course of 2023. These additional one-time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
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
See “Note 15. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the Validus Stock Purchase.
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

Investments
The table below shows our invested assets:

	June 30, 2023		December 31, 2022		Change
(in thousands, except percentages)
U.S. treasuries	$8,592,242	33.6%	$7,180,129	32.3%	$1,412,113
Corporate (1)	4,371,407	17.1%	4,390,568	19.8%	(19,161)
Agencies	476,476	1.9%	395,149	1.8%	81,327
Non-U.S. government	401,743	1.6%	383,838	1.7%	17,905
Residential mortgage-backed	788,256	3.1%	710,429	3.2%	77,827
Commercial mortgage-backed	209,661	0.8%	213,987	1.0%	(4,326)
Asset-backed	1,048,779	4.1%	1,077,302	4.8%	(28,523)
Total fixed maturity investments, at fair value	15,888,564	62.2%	14,351,402	64.6%	1,537,162
Short term investments, at fair value	6,373,969	25.0%	4,669,272	21.0%	1,704,697
Equity investments, at fair value	93,058	0.4%	625,058	2.8%	(532,000)
Catastrophe bonds	1,679,184	6.6%	1,241,468	5.6%	437,716
Fund investments	1,241,347	4.9%	1,086,706	4.9%	154,641
Term loans	100,000	0.4%	100,000	0.5%	—
Direct private equity investments	71,155	0.3%	66,780	0.3%	4,375
Total other investments, at fair value	3,091,686	12.2%	2,494,954	11.2%	596,732
Investments in other ventures, under equity method	89,505	0.2%	79,750	0.3%	9,755
Total investments	$25,536,782	100.0%	$22,220,436	100.0%	$3,316,346

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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2023	December 31, 2022	Change
(in thousands)
Catastrophe bonds	$1,679,184	$1,241,468	$437,716
Fund investments	1,241,347	1,086,706	154,641
Term loans	100,000	100,000	—
Direct private equity investments	71,155	66,780	4,375
Total other investments	$3,091,686	$2,494,954	$596,732

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. A net loss of $2.8 million is recorded for the six months ended June 30, 2023 (2022 - net income of $27.6 million for the six months ended June 30, 2022), representing the change in estimate during the period related to the difference between our estimate recorded on December 31, 2022 (2022 - December 31, 2021), due to the lag in reporting discussed above, and the actual amount reported in the final net asset values provided by our fund managers in the current year.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to fund investments, term loans, direct private equity investments and investments in other ventures of $3.0 billion, of which $1.8 billion has been contributed at June 30, 2023 (December 31, 2022 - $2.9 billion and $1.7 billion, respectively). Our remaining commitments to these investments at June 30, 2023 totaled $1.2 billion (December 31, 2022 - $1.2 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of July 24, 2023 are presented below.

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

(1)The A.M. Best ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by A.M. Best. On May 23, 2023, AM Best commented that it did not expect the announced Validus Acquisition to result in any immediate changes to RenaissanceRe’s credit ratings.
(2)The S&P ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating and the issuer’s long-term issuer credit rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by S&P. On May 23, 2023, S&P affirmed RenaissanceRe’s ratings following the announcement of the Validus Acquisition.
(3)The Moody’s ratings represent the insurer’s financial strength rating. On May 26, 2023, Moody’s affirmed RenaissanceRe’s ratings following the announcement of the Validus Acquisition.
(4)The Fitch rating for Renaissance Reinsurance represents the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents Syndicate 1458’s financial strength rating. On May 23, 2023, Fitch affirmed RenaissanceRe’s ratings following the announcement of the Validus Acquisition.
As of July 24, 2023, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2022.

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

Summarized Balance Sheets

(in thousands)	June 30, 2023	December 31, 2022
Assets
Receivables due from non-obligor subsidiaries	$560,173	$370,219
Other current assets	1,503,642	216,909
Total current assets	$2,063,815	$587,128

Goodwill and other intangibles	$103,114	$104,718
Loan receivable from non-obligor subsidiaries	902,618	874,721
Other noncurrent assets	788,536	186,279
Total noncurrent assets	$1,794,268	$1,165,718

Liabilities
Payables due to non-obligor subsidiaries	$10,093	$16,049
Other current liabilities	46,516	95,792
Total current liabilities	$56,609	$111,841

Loan payable to non-obligor subsidiaries	$201,380	$201,380
Other noncurrent liabilities	1,834,234	1,092,728
Total noncurrent liabilities	$2,035,614	$1,294,108

Summarized Statement of Operations

(in thousands)	Six months ended June 30, 2023
Revenues
Intercompany revenue with non-obligor subsidiaries	$39,931
Other revenue	25,632
Total revenues	65,563
Expenses
Intercompany expense with non-obligor subsidiaries	20,879
Other expense	55,665
Total expenses	76,544
Income tax benefit (expense)	(2,414)
Net income (loss)	(13,395)
Dividends on RenaissanceRe preference shares	(17,688)
Net income (loss) attributable to Obligor Group	$(31,083)

CURRENT OUTLOOK
Over the last 10 years, we have made key strategic decisions to build the capabilities and scale that we believe will allow us to generate superior returns in an evolving marketplace. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We believe that the prior planning initiatives we implemented provide the flexibility to manage large loss events and efficiently distribute capital across balance sheets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. This has afforded us significant flexibility to react when the world changes.

Validus Acquisition

In May 2023, we announced the Validus Acquisition. We believe that the Validus Acquisition has several significant strategic benefits for us, and advances our strategy as a pure-play global property and casualty reinsurer, providing additional scale and increasing our importance with customers and brokers. Through the Validus Acquisition, we will gain access to a large book of reinsurance business that is closely aligned with our existing business mix, which we believe is attractive and will accelerate our growth in a favorable market.

Upon completion, we believe that the Validus Acquisition will be immediately accretive to our shareholders across our three drivers of profit and key financial metrics. At the same time, we intend to expand our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased future strategic engagement. We have established a dedicated integration team that is reviewing Validus’s operating model, processes and systems so that we can best bring together our two companies.

Reinsurance Market Trends and Developments

Over the course of 2023, we have seen a shift in the reinsurance market environment that we believe has inured to our benefit. We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. Overall, the shift in the reinsurance market environment has resulted in an increase in rates across certain lines of business at the January 1, April 1 and June 1 renewals.

We expect continued attractive opportunities, and believe that we are in a strong position to take advantage of them due to: (i) our capital position; (ii) our ability to deploy excess capital; (iii) our status as one of the largest writers of property catastrophe risk; and (iv) increased demand for property catastrophe risk at the upper ends of programs where we have capacity.

We believe that our understanding of volatility places us in a preferred position to accept risk, and we continue to see strong opportunities for growth across our portfolio. We have a strategic commitment to reinsurance that we think enhances our value proposition to customers because our reinsurance participation is consistent and broad, and our focus on reinsurance minimizes potential channel conflict with our customers. This commitment is only reinforced by the pending Validus Acquisition.

We are uniquely positioned to write a variety of risks, leveraging the enhancements we have made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We believe that the RenaissanceRe Risk Sciences team gives us an advantage in properly reflecting the evolving phenomenon of climate change in our models as compared to commercially available models. Our scientists and underwriters have consistently adjusted our global views of risk to consider our present and future expectations of hazard and loss drivers from all sources including, but not limited to climate change, inflation and other factors. We plan to continue to seek to take advantage of additional available opportunities and think that the strategic decisions we have made in prior periods have laid the foundation for these initiatives. We believe that our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.

General Economic Conditions

We believe the stresses in the global economy will continue and that this may result in increased market volatility. Global events, including the war in Ukraine and global supply chain issues have contributed to widespread economic inflation. Also, there has been heightened instability in the global banking sector. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and have enhanced our inflation framework to proactively monitor this trend.

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

Three Drivers of Profit

Underwriting Income

The second quarter of 2023 was an active renewal cycle, which included mid-year renewals in the Property segment and significant activity in the Casualty and Specialty segment. Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that we believe will generate the best returns.

Property

With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. So far, in 2023, we have seen catastrophe activity that is above the norm. We think that expected losses, cost of capital and inherent volatility in this business are all increasing, which should create favorable pricing trends. As anticipated, the mid-year renewals benefited from continued upward rate momentum and improved terms and conditions. We expect that higher rates will persist for some time as we believe that the current hard market is being driven by equity and insurance-linked securities investor sentiment requiring appropriate compensation for the risk and volatility assumed.

At the mid-year renewals, we continued to optimize our portfolio, growing our property catastrophe business at attractive rates while shifting catastrophe exposure away from our other property business, to take advantage of the best opportunities. While we have moved away from some programs in Florida, Southeast U.S. wind risk remains a primary risk in our portfolio as we have moved towards more regional and nationwide programs.

Casualty and Specialty

We continue to see opportunities across multiple lines of business and geographies within our Casualty and Specialty segment, and we have expanded participation on multiple casualty and specialty lines. However, different lines of business are at different points in their respective cycles, and we have been managing these cycles through strong underwriting discipline.

At the June 1 renewals, we saw a continuation of the trends from the January 1 renewals in traditional casualty business, and in our specialty business market conditions remaining broadly favorable as we continue to grow into a dislocated market characterized by limited supply. More specifically, we grew in the other specialty lines of business in an attractive market, while reducing in the professional liability and credit lines of business. Overall, we are pleased with the position of this portfolio. We think that our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business.

Fee Income

Our Capital Partners unit continues to grow into an attractive market and has generated steady management fees, reflecting the growth in activity within our Capital Partners unit. We view this as a growing and sustainable driver of profit that we expect will continue to generate increasing low-volatility management fee income. As the catastrophe bond market remains active, we have seen strong capital inflows into Medici and other catastrophe bond vehicles from both new and existing investors.

Investment Income

Historic increases in interest rates have driven significant short-term mark-to-market losses in our investment portfolio. However, we continue to see momentum for an increase in net investment income from our investment portfolio as interest rates have risen.

We are benefiting from higher interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities over the past year. However, we continue to maintain a defensive position for our investment portfolio.

See the “Risk Factors” section in our Form 10-K, filed with the SEC on February 8, 2023 and in this Form 10-Q, for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
Except as described below, there were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2022, during the six months ended June 30, 2023. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to these risks.
Upon consummation of the Validus Acquisition, Validus’s assets and liabilities will be consolidated with RenaissanceRe and subject to our existing policies for addressing the markets risks noted herein. As a result of the potential acquisition of Validus, we anticipate increased exposure to each of these market risks, resulting from an increase in the size of our investment portfolio. We do not currently anticipate significant changes in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods, including the potential acquisition of Validus.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2022.
ITEM 1A.        RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2022.
Risks Related to the Validus Acquisition
The Validus Business is subject to many of the same risks we are, and the Validus Acquisition will increase our exposure to many of the risks described under the heading “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition to those risks, you should carefully consider the following risks related to the Validus Acquisition. The below risks related to the Validus Acquisition should be read together with the audited consolidated financial statements of Validus Re for the years ended December 31, 2022 and December 31, 2021, which we have previously disclosed.
The Validus Acquisition may not be completed within the expected timeframe, or at all.
Completion of the Validus Acquisition is subject to the satisfaction or waiver of a number of conditions precedent, including relevant antitrust and regulatory clearances. Any relevant regulatory agency may refuse or delay its approval or seek to make its approval subject to compliance with unanticipated or onerous conditions. The Validus Acquisition is also subject to a number of other conditions beyond our control that may prevent, delay or otherwise negatively affect its completion. We cannot predict whether and when these other conditions will be satisfied. Failure to complete the Validus Acquisition would, and any delay in completing the Validus Acquisition could, prevent us from realizing the benefits that we expect from the Validus Acquisition. Additionally, subject to certain regulatory redemption requirements, if (i) the Validus Acquisition is not consummated on or before the specified mandatory redemption end date, or (ii) we notify the trustee that we will not pursue the consummation of the Validus Acquisition, we will be required to redeem the 5.750% Senior Notes due 2033 then outstanding at a redemption price equal to 101% of the principal amount of the notes to be redeemed plus accrued and unpaid interest to, but excluding, the special mandatory redemption date.
Regulatory agencies in certain jurisdictions may impose onerous conditions following the Validus Acquisition.
In certain jurisdictions, although consent may not be required from the relevant regulator, there is a risk that the regulator may impose onerous requirements on us following the Validus Acquisition. These conditions could have the effect, among other things, of imposing significant additional costs, limiting our revenues, requiring divestitures of certain assets, reducing the anticipated benefits of the Validus Acquisition or imposing other operating restrictions.
We may experience difficulties in integrating the Validus Business.
Our ability to achieve the benefits we anticipate from the Validus Acquisition will depend in large part upon whether we are able to integrate the Validus Business into our business in an efficient and effective manner. We may not be able to integrate the Validus Business smoothly or successfully and the process may take longer than expected. The integration of certain operations and the differences in operational culture following the Validus Acquisition will require the dedication of significant management resources, which may distract management’s attention from day-to-day business operations. If we are unable to successfully integrate the operations of the Validus Business into our business, we may be unable to realize the anticipated benefits we expect to achieve as a result of the Validus Acquisition and our business and results of operations could be adversely affected.

The success with which we are able to integrate the Validus Business will depend on our ability to manage a variety of issues, including the following:
•Loss of key personnel or higher than expected employee attrition rates could adversely affect the performance of the Validus Business and our ability to integrate it successfully.
• Customers of the Validus Business may reduce, delay or defer decisions concerning their use of the insurance and reinsurance products and services of the Validus Business as a result of the Validus Acquisition or uncertainties related to the consummation of the Validus Acquisition, including any potential unfamiliarity with our brand in regions where we have not had a significant presence prior to the time of the Validus Acquisition.
•Integrating the Validus Business with our existing operations will require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures and combine separate information technology platforms.
There is the risk that we will be exposed to obligations and liabilities of the Validus Business that are not adequately covered, in amount, scope or duration, by the indemnification provisions in the Stock Purchase Agreement and related agreements or reflected or reserved for in the Validus Business’ historical financial statements, and there is the risk that such historical financial statements may contain errors. We may become exposed to obligations and liabilities that were undiscovered in the course of performing due diligence of the Validus Business in connection with the Validus Acquisition and, therefore, may not be adequately addressed in the Stock Purchase Agreement and related agreements. Any of these liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition or results of operations.
We expect to incur significant one-time costs in connection with the Validus Acquisition and the related integration of the Validus Business. The costs and liabilities actually incurred in connection with the Validus Acquisition and subsequent integration process may exceed those anticipated.
The due diligence process that we undertook in connection with the Validus Acquisition may not have revealed all facts that may be relevant in connection with the Validus Acquisition.
In deciding whether to enter into the Stock Purchase Agreement, we conducted the due diligence investigation that we deemed reasonable and appropriate based on the facts and circumstances applicable to the Validus Acquisition. When conducting due diligence, we are required to evaluate important and complex business, financial, tax, accounting, technological, governance, legal and regulatory issues. In addition to our employees, outside consultants, legal advisors and accountants were involved in the due diligence process in varying degrees. Despite our efforts, the results of our due diligence may not be complete and accurate or, even if complete and accurate, may not be sufficient to identify all relevant facts, which could prevent us from realizing the anticipated benefits we expect to achieve as a result of the Validus Acquisition and our business and results of operations could be adversely affected.
Following the Validus Acquisition, our prospects may be materially and adversely affected if we are not able to manage the growth of the Validus Business’ operations successfully.
Future growth of our business and the Validus Business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel. There can be no assurance that we will be successful in managing future growth. In particular, there may be difficulties in hiring and training sufficient numbers of customer service personnel and agents to keep pace with any future growth in the number of customers in our developing or developed markets. In addition, we may experience difficulties in upgrading, developing and expanding information technology systems quickly enough to accommodate any future growth. If we are unable to manage future growth following the Validus Acquisition, our prospects may be materially and adversely affected.

The historical financial statements of Validus Re we have previously disclosed are not representative of the future financial position, future results of operations or future cash flows of the Validus Business following the Validus Acquisition.
The financial position, results of operations and cash flows of Validus Re presented in the historical financial statements of Validus Re, which we have previously disclosed, are the financial statements of Validus Re only, and not of all of the Validus entities to be acquired in the Validus Acquisition, and accordingly they do not present a complete picture of the Validus Business. Further, the financial statements of Validus Re as of and for the year ended December 31, 2022, do not reflect the financial position, results of operations and cash flows of Validus Re at any point in time subsequent to December 31, 2022, including as of or for the quarter ended March 31, 2023 or June 30, 2023, for which financial statements have not been provided.
Additionally, even with respect to Validus Re, the financial position, results of operations and cash flows presented in the financial statements may be different from those that would have resulted had Validus Re been operated as part of our business and different from those that may result in the future from Validus Re being operated as a part of our business. This is primarily because, among other things:
•The historical financial information reflects allocation of expenses from AIG. Such allocations may be different from the comparable expenses Validus Re would have incurred as part of our business.
•Certain factors resulting from the Validus Acquisition will impact the financial position, results of operations and cash flows of Validus Re as a result of Validus Re being operated as a part of our business, including, but not limited to, fair value adjustments, policy differences, the price of our common shares and tax impacts.
Accordingly, the historical financial statements of Validus Re should not be viewed as indicative of the future financial position, future results of operations or future cash flows of Validus Re following the Validus Acquisition, or as indicative of the financial position, results of operations or cash flows of the Validus Business for any period.
Increased debt obligations as a result of the Validus Acquisition could have negative consequences.
In connection with the Validus Acquisition, we issued $750.0 million principal amount of 5.750% Senior Notes due 2033. We may also incur additional indebtedness to fund a portion of the cash consideration in the Validus Acquisition. To the extent that our debt obligations increase as a result of the Validus Acquisition, they could have negative consequences, including:
•Making us more vulnerable to general adverse economic and industry conditions;
•Requiring us to dedicate increased cash flow from operations to the payment of principal and interest on our debt, thereby reducing the funds we have available for other purposes;
•Reducing our ability to execute on our strategy and reducing our flexibility in planning for or reacting to changes in our business and market conditions; and
•Limiting our access to capital markets such that additional capital may not be available or may only be available on unfavorable terms.
The issuance of common shares to AIG in connection with the Validus Acquisition will have a dilutive impact on our shareholders.
We have agreed to issue to AIG the Base Common Share Consideration at the completion of the Validus Acquisition. As a result of this issuance, if the Validus Acquisition occurs, more of our common shares will be outstanding and each of our existing shareholders will own a smaller percentage of our common shares then outstanding.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the second quarter of 2023, and includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
April 1 - 30, 2023	—	$—	—	$—	—	$—	500,000
May 1 - 31, 2023	514	$210.34	514	$210.34	—	$—	500,000
June 1 - 30, 2023	—	$—	—	$—	—	$—	500,000
Total	514	$210.34	514	$210.34	—	$—	$500,000

During the six months ended June 30, 2023, we did not repurchase common shares pursuant to our publicly announced share repurchase program. At June 30, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
During the period covered by this report, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.        EXHIBITS

2.1
Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 23, 2023.

2.1(a)	Amendment No. 1 to the Stock Purchase Agreement, dated as of June 15, 2023, by and between American International Group, Inc. and RenaissanceRe holdings Ltd.
4.1
Second Supplemental Indenture, dated as of June 5, 2023, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 5, 2023.

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

Date: July 26, 2023    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 26, 2023    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)