Form 10-Q
period 2023-09-30
RENAISSANCERE HOLDINGS LTD
filed 2023-11-02
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at October 30, 2023 was 51,172,023.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Talbot”	Talbot Underwriting Ltd., an affiliate of AIG
“Top Layer”	Top Layer Reinsurance Ltd.
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $16,754,568 at September 30, 2023 (December 31, 2022 – $15,038,551)	$16,083,046	$14,351,402
Short term investments, at fair value - amortized cost $6,521,007 at September 30, 2023 (December 31, 2022 - $4,671,581)	6,519,207	4,669,272
Equity investments, at fair value	95,342	625,058
Other investments, at fair value	3,167,941	2,494,954
Investments in other ventures, under equity method	101,103	79,750
Total investments	25,966,639	22,220,436
Cash and cash equivalents	1,195,884	1,194,339
Premiums receivable	5,928,809	5,139,471
Prepaid reinsurance premiums	1,028,916	1,021,412
Reinsurance recoverable	4,253,259	4,710,925
Accrued investment income	153,573	121,501
Deferred acquisition costs	1,267,088	1,171,738
Receivable for investments sold	480,727	350,526
Other assets	334,284	384,702
Goodwill and other intangible assets	233,897	237,828
Total assets	$40,843,076	$36,552,878
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$15,955,165	$15,892,573
Unearned premiums	5,222,496	4,559,107
Debt	1,882,893	1,170,442
Reinsurance balances payable	3,323,606	3,928,281
Payable for investments purchased	811,578	493,776
Other liabilities	396,487	648,036
Total liabilities	27,592,225	26,692,215
Commitments and contingencies
Redeemable noncontrolling interests	5,662,234	4,535,389
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at September 30, 2023 (December 31, 2022 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 51,173,930 shares issued and outstanding at September 30, 2023 (December 31, 2022 – 43,717,836)	51,174	43,718
Additional paid-in capital	1,836,742	475,647
Accumulated other comprehensive income (loss)	(14,506)	(15,462)
Retained earnings	4,965,207	4,071,371
Total shareholders’ equity attributable to RenaissanceRe	7,588,617	5,325,274
Total liabilities, noncontrolling interests and shareholders’ equity	$40,843,076	$36,552,878

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2023 and 2022
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Gross premiums written	$1,618,443	$2,220,661	$7,060,325	$7,628,264
Net premiums written	$1,421,260	$1,821,711	$5,880,766	$5,850,544
Decrease (increase) in unearned premiums	334,616	(54,690)	(659,078)	(1,140,715)
Net premiums earned	1,755,876	1,767,021	5,221,688	4,709,829
Net investment income	329,108	157,793	876,148	348,695
Net foreign exchange gains (losses)	(25,886)	(1,383)	(53,877)	(67,690)
Equity in earnings (losses) of other ventures	10,842	1,739	28,072	2,732
Other income (loss)	(5,866)	2,834	(6,296)	4,950
Net realized and unrealized gains (losses) on investments	(228,087)	(641,500)	(171,417)	(1,968,624)
Total revenues	1,835,987	1,286,504	5,894,318	3,029,892
Expenses
Net claims and claim expenses incurred	861,576	1,967,931	2,593,987	3,515,903
Acquisition expenses	425,745	417,644	1,280,547	1,155,389
Operational expenses	82,751	64,560	240,716	204,987
Corporate expenses	17,143	10,384	53,357	35,238
Interest expense	22,951	12,101	49,980	35,951
Total expenses	1,410,166	2,472,620	4,218,587	4,947,468
Income (loss) before taxes	425,821	(1,186,116)	1,675,731	(1,917,576)
Income tax benefit (expense)	(9,295)	(2,814)	(44,139)	64,427
Net income (loss)	416,526	(1,188,930)	1,631,592	(1,853,149)
Net (income) loss attributable to redeemable noncontrolling interests	(213,695)	372,429	(655,986)	335,010
Net income (loss) attributable to RenaissanceRe	202,831	(816,501)	975,606	(1,518,139)
Dividends on preference shares	(8,843)	(8,843)	(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$193,988	$(825,344)	$949,075	$(1,544,670)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.81	$(19.27)	$20.17	$(35.84)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.80	$(19.27)	$20.13	$(35.84)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Comprehensive income (loss)
Net income (loss)	$416,526	$(1,188,930)	$1,631,592	$(1,853,149)
Change in net unrealized gains (losses) on investments, net of tax	(199)	(1,332)	1,109	(3,749)
Foreign currency translation adjustments, net of tax	(257)	(273)	(153)	(2,115)
Comprehensive income (loss)	416,070	(1,190,535)	1,632,548	(1,859,013)
Net (income) loss attributable to redeemable noncontrolling interests	(213,695)	372,429	(655,986)	335,010
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(213,695)	372,429	(655,986)	335,010
Comprehensive income (loss) attributable to RenaissanceRe	$202,375	$(818,106)	$976,562	$(1,524,003)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	51,182	43,881	43,718	44,445
Issuance of shares	—	—	7,245	—
Repurchase of shares	—	(176)	—	(1,051)
Issuance of restricted stock awards	(8)	(3)	211	308
Ending balance	51,174	43,702	51,174	43,702
Additional paid-in capital
Beginning balance	1,825,215	479,085	475,647	608,121
Issuance of shares	37	—	1,344,363	—
Repurchase of shares	—	(25,132)	—	(161,788)
Change in redeemable noncontrolling interests	(2,311)	(19)	(4,093)	(4,008)
Issuance of restricted stock awards	13,801	11,631	20,825	23,240
Ending balance	1,836,742	465,565	1,836,742	465,565
Accumulated other comprehensive income (loss)
Beginning balance	(14,050)	(15,168)	(15,462)	(10,909)
Change in net unrealized gains (loss) on investments, net of tax	(199)	(1,332)	1,109	(3,749)
Foreign currency translation adjustments, net of tax	(257)	(273)	(153)	(2,115)
Ending balance	(14,506)	(16,773)	(14,506)	(16,773)
Retained earnings
Beginning balance	4,790,466	4,480,861	4,071,371	5,232,624
Net income (loss)	416,526	(1,188,930)	1,631,592	(1,853,149)
Net (income) loss attributable to redeemable noncontrolling interests	(213,695)	372,429	(655,986)	335,010
Dividends on common shares	(19,247)	(16,139)	(55,239)	(48,576)
Dividends on preference shares	(8,843)	(8,843)	(26,531)	(26,531)
Ending balance	4,965,207	3,639,378	4,965,207	3,639,378
Total shareholders’ equity	$7,588,617	$4,881,872	$7,588,617	$4,881,872

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023 and 2022
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2023	September 30, 2022
Cash flows provided by (used in) operating activities
Net income (loss)	$1,631,592	$(1,853,149)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(121,068)	(1,220)
Equity in undistributed (earnings) losses of other ventures	(2,566)	16,802
Net realized and unrealized (gains) losses on investments	149,122	1,806,678
Change in:
Premiums receivable	(789,338)	(1,697,763)
Prepaid reinsurance premiums	(7,504)	(378,829)
Reinsurance recoverable	457,666	(700,575)
Deferred acquisition costs	(95,350)	(331,996)
Reserve for claims and claim expenses	62,592	2,368,325
Unearned premiums	663,389	1,514,937
Reinsurance balances payable	(604,675)	297,647
Other	55,279	(170,369)
Net cash provided by (used in) operating activities	1,399,139	870,488
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	15,300,245	18,502,364
Purchases of fixed maturity investments trading	(17,053,131)	(19,863,469)
Net sales (purchases) of equity investments	564,316	(337,110)
Net sales (purchases) of short term investments	(1,777,188)	365,790
Net sales (purchases) of other investments	(525,950)	(452,447)
Net sales (purchases) of investments in other ventures	(20,171)	617
Return of investment from investment in other ventures	2,752	2,222
Net cash provided by (used in) investing activities	(3,509,127)	(1,782,033)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(55,239)	(48,576)
Dividends paid – preference shares	(26,531)	(26,587)
RenaissanceRe common share issuance, net of expenses	1,351,608	—
RenaissanceRe common share repurchases	—	(166,664)
Issuance of debt, net of expenses	740,581	—
Repayment of debt	(30,000)	—
Net third-party redeemable noncontrolling interest share transactions	143,721	477,707
Taxes paid on withholding shares	(20,004)	(10,891)
Net cash provided by (used in) financing activities	2,104,136	224,989
Effect of exchange rate changes on foreign currency cash	7,397	31,778
Net increase (decrease) in cash and cash equivalents	1,545	(654,778)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$1,195,884	$1,204,241

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2023	December 31, 2022
U.S. treasuries	$8,587,946	$7,180,129
Corporate (1)	4,482,082	4,390,568
Agencies	460,936	395,149
Non-U.S. government	403,758	383,838
Residential mortgage-backed	806,120	710,429
Commercial mortgage-backed	210,942	213,987
Asset-backed	1,131,262	1,077,302
Total fixed maturity investments trading	$16,083,046	$14,351,402

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$392,098	$384,293	$364,501	$356,770
Due after one through five years	8,891,383	8,682,922	8,117,971	7,875,771
Due after five through ten years	4,896,604	4,606,488	4,072,142	3,805,287
Due after ten years	309,877	261,019	356,268	311,856
Mortgage-backed	1,119,512	1,017,062	1,009,205	924,416
Asset-backed	1,145,094	1,131,262	1,118,464	1,077,302
Total	$16,754,568	$16,083,046	$15,038,551	$14,351,402

Equity Investments
The following table summarizes the fair value of equity investments:

	September 30, 2023	December 31, 2022
Financials	$95,099	$103,250
Consumer	232	33,447
Communications and technology	11	48,687
Fixed income exchange traded funds	—	295,481
Equity exchange traded funds	—	90,510
Industrial, utilities and energy	—	25,326
Healthcare	—	24,617
Basic materials	—	3,740
Total	$95,342	$625,058

Pledged Investments
At September 30, 2023, $7.1 billion (December 31, 2022 - $7.9 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $1.1 billion (December 31, 2022 - $1.2 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At September 30, 2023, the Company held $156.0 million (December 31, 2022 - $38.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Fixed maturity investments trading	$188,781	$107,182	$514,020	$246,146
Short term investments	66,722	11,601	149,903	17,134
Equity investments	510	6,120	6,675	13,390
Other investments
Catastrophe bonds	54,583	25,748	142,936	63,343
Other	20,031	11,258	65,422	23,704
Cash and cash equivalents	4,160	1,386	13,009	1,250
	334,787	163,295	891,965	364,967
Investment expenses	(5,679)	(5,502)	(15,817)	(16,272)
Net investment income	$329,108	$157,793	$876,148	$348,695

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net realized gains (losses) on fixed maturity investments trading	$(121,112)	$(213,493)	$(300,089)	$(621,799)
Net unrealized gains (losses) on fixed maturity investments trading	(158,226)	(210,665)	14,007	(824,662)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(279,338)	(424,158)	(286,082)	(1,446,461)
Net realized and unrealized gains (losses) on investment-related derivatives(1)	30,594	(55,580)	(22,295)	(161,946)
Net realized gains (losses) on equity investments	(10)	3,066	(27,503)	38,638
Net unrealized gains (losses) on equity investments	2,261	(46,301)	62,039	(222,074)
Net realized and unrealized gains (losses) on equity investments	2,251	(43,235)	34,536	(183,436)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	32,474	(126,992)	94,786	(159,913)
Net realized and unrealized gains (losses) on other investments - other	(14,068)	8,465	7,638	(16,868)
Net realized and unrealized gains (losses) on investments	$(228,087)	$(641,500)	$(171,417)	$(1,968,624)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.

Net Sales (Purchases) of Investments
The tables below show the Company’s cash flows in respect of gross and net purchases and sales of equity investments, short term investments, other investments and investments in other ventures for the nine months ended September 30, 2023 and 2022.

Nine months ended September 30, 2023	Gross Purchases	Gross Sales	Net
Equity investments	$(1,706)	$566,022	$564,316
Short term investments	$(27,466,343)	$25,689,155	$(1,777,188)
Other investments	$(860,164)	$334,214	$(525,950)
Investments in other ventures	$(20,171)	$—	$(20,171)

Nine months ended September 30, 2022	Gross Purchases	Gross Sales	Net
Equity investments	$(600,285)	$263,175	$(337,110)
Short term investments	$(20,180,815)	$20,546,605	$365,790
Other investments	$(794,555)	$342,108	$(452,447)
Investments in other ventures	$(2,876)	$3,493	$617

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$8,587,946	$8,587,946	$—	$—
Corporate (1)	4,482,082	—	4,482,082	—
Agencies	460,936	—	460,936	—
Non-U.S. government	403,758	—	403,758	—
Residential mortgage-backed	806,120	—	806,120	—
Commercial mortgage-backed	210,942	—	210,942	—
Asset-backed	1,131,262	—	1,131,262	—
Total fixed maturity investments trading	16,083,046	8,587,946	7,495,100	—
Short term investments	6,519,207	67,176	6,452,031	—
Equity investments trading	95,342	95,342	—	—
Other investments
Catastrophe bonds	1,697,810	—	1,697,810	—
Term loans	98,876	—	—	98,876
Direct private equity investments	67,515	—	—	67,515
	1,864,201	—	1,697,810	166,391
Fund investments (2)	1,303,740	—	—	—
Total other investments	3,167,941	—	1,697,810	166,391
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(545)	—	—	(545)
Derivative assets (4)	18,233	6,819	11,414	—
Derivative liabilities (4)	(35,557)	(7,139)	(28,418)	—
Total other assets and (liabilities)	(17,869)	(320)	(17,004)	(545)
	$25,847,667	$8,750,144	$15,627,937	$165,846

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
(3)Included in assumed and ceded (re)insurance contracts at September 30, 2023 was $3.2 million of other assets and $3.7 million of other liabilities.
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
U.S. Treasuries
Level 1 - At September 30, 2023, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.8% and a weighted average credit quality of AA (December 31, 2022 - 4.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At September 30, 2023, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 6.7% and a weighted average credit quality of BBB (December 31, 2022 - 6.3% and BBB, respectively).
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
Agencies
Level 2 - At September 30, 2023, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AA (December 31, 2022 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2023, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AA (December 31, 2022 - 4.7% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At September 30, 2023, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.9%, a weighted average credit quality of A, and a weighted average life of 8.0 years (December 31, 2022 - 5.4%, A and 8.6 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At September 30, 2023, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 8.7%, a weighted average credit quality of AA, and a weighted average life of 2.2 years (December 31, 2022 - 7.4%, AA and 3.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2023, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 7.4%, a weighted average credit quality of AA and a weighted average life of 4.3 years (December 31, 2022 - 7.4%, AA and 5.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At September 30, 2023, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 5.4% and a weighted average credit quality of AAA (December 31, 2022 - 4.0% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At September 30, 2023, the Company’s other short term investments had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AAA (December 31, 2022 - 4.2% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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

At September 30, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$67,515	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	98,876	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	166,391
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(545)	Internal valuation model	Net undiscounted cash flows	$12,433
			Expected loss ratio	2.6%
			Discount rate	4.6%
Total other assets and (liabilities)	(545)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$165,846

At December 31, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$66,780	Internal valuation model	Discount rate	7.5%
			Liquidity discount	15.0%
Term loans	100,000	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	166,780
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,832)	Internal valuation model	Net undiscounted cash flows	$14,734
			Expected loss ratio	5.8%
			Discount rate	4.0%
Total other assets and (liabilities)	(1,832)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$164,948

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other investments
	Direct private equity investments	Term loans	Other assets and (liabilities)	Total
Balance - July 1, 2023	$71,155	$100,000	$(475)	$170,680
Included in net investment income	63	—	—	63
Included in net realized and unrealized gains (losses) on investments	(3,686)	—	—	(3,686)
Included in other income (loss)	—	—	(541)	(541)
Total foreign exchange gains (losses)	(17)	—	—	(17)
Purchases	—	—	471	471
Settlements	—	(1,124)	—	(1,124)
Balance - September 30, 2023	$67,515	$98,876	$(545)	$165,846

	Other investments
	Direct private equity investments	Term loans	Other assets and (liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	187	—	—	187
Included in net realized and unrealized gains (losses) on investments	571	—	—	571
Included in other income (loss)	—	—	(550)	(550)
Total foreign exchange gains (losses)	(23)	—	—	(23)
Purchases	—	—	1,837	1,837
Settlements	—	(1,124)	—	(1,124)
Balance - September 30, 2023	$67,515	$98,876	$(545)	$165,846

	Other investments
	Direct private equity investments	Term loans	Other assets and (liabilities)	Total
Balance - July 1, 2022	$81,610	$100,000	$(3,064)	$178,546
Included in net investment income	125	—	—	125
Included in net realized and unrealized gains (losses) on investments	(11,762)	—	—	(11,762)
Included in other income (loss)	—	—	543	543
Total foreign exchange gains (losses)	(50)	—	—	(50)
Purchases	—	—	(50)	(50)
Balance - September 30, 2022	$69,923	$100,000	$(2,571)	$167,352

	Other investments
	Direct private equity investments	Term loans	Other assets and (liabilities)	Total
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	125	605	—	730
Included in net realized and unrealized gains (losses) on investments	(23,515)	—	—	(23,515)
Included in other income (loss)	—	—	1,732	1,732
Total foreign exchange losses	(60)	—	—	(60)
Purchases	5,000	25,000	424	30,424
Settlements	—	(455)	—	(455)
Balance - September 30, 2022	$69,923	$100,000	$(2,571)	$167,352

Other Investments
Direct private equity investments
Level 3 - At September 30, 2023, the Company’s other investments included $67.5 million (December 31, 2022 - $66.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - At September 30, 2023, the Company’s other investments included a $98.9 million (December 31, 2022 - $100.0 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, (“SOFR”), which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.

Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2023, the Company had a $0.5 million net liability (December 31, 2022 - $1.8 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2023 were debt obligations of $1.9 billion (December 31, 2022 - $1.2 billion). At September 30, 2023, the fair value of the Company’s debt obligations was $1.8 billion (December 31, 2022 – $1.1 billion).
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

	September 30, 2023	December 31, 2022
Other investments	$3,167,941	$2,494,954
Other assets	$3,141	$3,499
Other liabilities	$3,686	$5,331

The change in fair value of other investments resulted in net unrealized gains on investments for the three and nine months ended September 30, 2023 of $20.2 million and $100.6 million, respectively (September 30, 2022 – net unrealized gains of $137.4 million and $208.1 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$928,961	$877,045	See below	See below	See below
Private equity funds	374,779	597,967	See below	See below	See below
Total other investments measured using net asset valuations	$1,303,740	$1,475,012

At December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$771,383	$714,302	See below	See below	See below
Private equity funds	315,323	493,155	See below	See below	See below
Total other investments measured using net asset valuations	$1,086,706	$1,207,457

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At September 30, 2023	Carrying amount	Unfunded Commitments	Total
Other investments	$1,140,450	$1,402,261	$2,542,711

At December 31, 2022
Other investments	$916,248	$1,148,630	$2,064,878

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Premiums Written
Direct	$222,400	$295,213	$673,791	$935,079
Assumed	1,396,043	1,925,448	6,386,534	6,693,185
Ceded	(197,183)	(398,950)	(1,179,559)	(1,777,720)
Net premiums written	$1,421,260	$1,821,711	$5,880,766	$5,850,544
Premiums Earned
Direct	$248,932	$280,389	$784,388	$801,759
Assumed	1,862,387	2,006,596	5,609,355	5,307,078
Ceded	(355,443)	(519,964)	(1,172,055)	(1,399,008)
Net premiums earned	$1,755,876	$1,767,021	$5,221,688	$4,709,829
Claims and Claim Expenses
Gross claims and claim expenses incurred	$793,869	$3,096,540	$2,843,229	$4,913,313
Claims and claim expenses recovered	67,707	(1,128,609)	(249,242)	(1,397,410)
Net claims and claim expenses incurred	$861,576	$1,967,931	$2,593,987	$3,515,903

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
At September 30, 2023, the Company’s premiums receivable balance was $5.9 billion (December 31, 2022 - $5.1 billion). Of the Company’s premiums receivable balance as of September 30, 2023, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.2 million at September 30, 2023 (December 31, 2022 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$3,151	$4,350	$4,606	$2,776
Provision for (release of) allowance	81	419	(1,374)	1,993
Ending balance	$3,232	$4,769	$3,232	$4,769

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At September 30, 2023, the Company’s reinsurance recoverable balance was $4.3 billion (December 31, 2022 - $4.7 billion). Of the Company’s reinsurance recoverable balance at September 30, 2023, 51.9% is fully collateralized by our reinsurers, 47.4% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.7% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2022 - 47.2%, 52.0% and 0.8%, respectively). The reinsurers with the three largest balances accounted for 18.4%, 10.5% and 7.2%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2023 (December 31, 2022 - 20.8%, 7.0% and 5.4%, respectively). The provision for current expected credit losses was $10.3 million at September 30, 2023 (December 31, 2022 - $12.2 million). The three largest company-specific components of the provision for current expected credit losses represented 11.9%, 6.9% and 5.5%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2023 (December 31, 2022 - 14.3%, 9.1% and 8.0%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$11,456	$9,005	$12,169	$8,344
Provision for (release of) allowance	(1,160)	3,082	(1,873)	3,743
Ending balance	$10,296	$12,087	$10,296	$12,087

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2023	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,944,257	$1,791,160	$2,647,186	$6,382,603
Casualty and Specialty	2,039,068	214,082	7,319,412	9,572,562
Total	$3,983,325	$2,005,242	$9,966,598	$15,955,165

At December 31, 2022
Property	$1,956,688	$2,008,891	$3,570,253	$7,535,832
Casualty and Specialty	1,864,365	167,993	6,324,383	8,356,741
Total	$3,821,053	$2,176,884	$9,894,636	$15,892,573

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2023	2022
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$11,181,648	$9,025,961
Net incurred related to:
Current year	2,888,784	3,608,599
Prior years	(294,797)	(92,696)
Total net incurred	2,593,987	3,515,903
Net paid related to:
Current year	181,155	101,258
Prior years	1,880,700	1,454,977
Total net paid	2,061,855	1,556,235
Foreign exchange (1)	(11,874)	(291,918)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	11,701,906	10,693,711
Reinsurance recoverable as of end of period	4,253,259	4,969,244
Reserve for claims and claim expenses as of end of period	$15,955,165	$15,662,955

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Nine months ended September 30,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Property	$(257,209)	$(76,069)
Casualty and Specialty	(37,588)	(16,627)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(294,797)	$(92,696)

Changes to prior year estimated net claims and claim expenses increased net income by $294.8 million during the nine months ended September 30, 2023 (2022 - decreased net loss by $92.7 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Vermeer and Fontana and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large and small catastrophe net claims and claim expenses and attritional net claims and claim expenses, included in the other line item:

Nine months ended September 30,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses (1)	$6,501
2021 Weather-Related Large Losses (2)	(24,931)
2020 Weather-Related Large Loss Events (3)	(28,824)
2019 Large Loss Events (4)	(37,934)
2018 Large Loss Events (5)	(37,847)
2017 Large Loss Events (6)	(31,922)
New Zealand Earthquake (2010)	(10,397)
Other	696
Total large catastrophe events	(164,658)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(93,391)
Actuarial assumption changes	840
Total small catastrophe events and attritional loss movements	(92,551)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(257,209)

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

Nine months ended September 30,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Losses	$42,766
2020 Weather-Related Large Loss Events	(32,988)
2019 Large Loss Events	(50,148)
2018 Large Loss Events	(15,493)
2017 Large Loss Events	(28,722)
Other	2,609
Total large catastrophe events	(81,976)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	5,907
Total small catastrophe events and attritional loss movements	5,907
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(76,069)

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
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2023	2022
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(40,498)	$(38,139)
Actuarial assumption changes	2,910	21,512
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(37,588)	$(16,627)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2023, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience, principally within the Company’s other specialty and credit lines of business.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2022 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses, principally within the Company’s specialty lines of business, partially offset by net adverse development of $21.5 million associated with certain actuarial assumption changes.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2022, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At September 30, 2023, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2023		December 31, 2022
	Fair value	Carrying value	Fair value	Carrying value
5.750% Senior Notes due 2033	$707,633	$740,887	$—	$—
3.600% Senior Notes due 2029	351,760	394,906	362,644	394,221
3.450% Senior Notes due 2027	276,381	298,146	280,506	297,775
3.700% Senior Notes due 2025	290,454	299,444	290,874	299,168
4.750% Senior Notes due 2025 (DaVinci) (1)	145,592	149,510	146,625	149,278
Total senior notes	1,771,820	1,882,893	1,080,649	1,140,442
Medici Revolving Credit Facility (2)	—	—	30,000	30,000
Total debt	$1,771,820	$1,882,893	$1,110,649	$1,170,442

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
5.750% Senior Notes due 2033
On June 5, 2023, the Company issued $750.0 million of its 5.750% Senior Notes due June 5, 2033. The Company received net proceeds of approximately $741.0 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, which closed on November 1, 2023, to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” for additional information regarding the Validus Acquisition.

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2023	Issued or drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	393,940
Unsecured	475,387
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,144,327

(1)At September 30, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At September 30, 2023, no amounts were issued or drawn under this facility.

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

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2023	December 31, 2022
Redeemable noncontrolling interest - DaVinci	$2,331,952	$1,740,300
Redeemable noncontrolling interest - Medici	1,591,196	1,036,218
Redeemable noncontrolling interest - Vermeer	1,467,367	1,490,840
Redeemable noncontrolling interest - Fontana	271,719	268,031
Redeemable noncontrolling interests	$5,662,234	$4,535,389

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Redeemable noncontrolling interest - DaVinci	$107,881	$(219,191)	$333,490	$(185,692)
Redeemable noncontrolling interest - Medici	60,022	(107,461)	167,281	(139,635)
Redeemable noncontrolling interest - Vermeer	51,959	(39,164)	151,527	2,471
Redeemable noncontrolling interest - Fontana	(6,167)	(6,613)	3,688	(12,154)
Net income (loss) attributable to redeemable noncontrolling interests	$213,695	$(372,429)	$655,986	$(335,010)

Redeemable Noncontrolling Interest – DaVinci
RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 27.8% at September 30, 2023 (December 31, 2022 - 30.9%).
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
2023
During the nine months ended September 30, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $123.3 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 27.8%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2023, RenaissanceRe received $Nil from subscriptions of shares in DaVinci by third-party investors, and paid $123.3 million as a result of redemptions of shares from third-party investors.
2022
During the nine months ended September 30, 2022, DaVinci completed an equity capital raise of $500.0 million, comprised of $284.8 million from third-party investors and $215.2 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $177.9 million of its shares in DaVinci to third-party investors and purchased an aggregate of $161.6 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 30.9%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.

The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$2,267,448	$1,762,677	$1,740,300	$1,499,451
Redemption of shares from redeemable noncontrolling interests	(45,777)	74,983	(123,272)	(86,586)
Sale of shares to redeemable noncontrolling interests, net of adjustments	2,400	21	381,434	391,317
Net income (loss) attributable to redeemable noncontrolling interest	107,881	(219,191)	333,490	(185,692)
Ending balance	$2,331,952	$1,618,490	$2,331,952	$1,618,490

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
2023
During the nine months ended September 30, 2023, investors subscribed for $456.0 million, including $25.1 million from the Company, and redeemed $43.3 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 10.8% at September 30, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2023, RenaissanceRe received $429.9 million from subscriptions of shares in Medici by third-party investors, and paid $39.4 million as a result of redemptions of shares from third-party investors.
2022
During the nine months ended September 30, 2022, investors subscribed for $357.1 million, including $10.0 million from the Company, and redeemed $99.6 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 13.0% at September 30, 2022.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$1,540,520	$1,052,560	$1,036,218	$856,820
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(25,644)	(2,522)	(43,292)	(99,634)
Sale of shares to redeemable noncontrolling interests	16,298	22,110	430,989	347,136
Net income (loss) attributable to redeemable noncontrolling interest	60,022	(107,461)	167,281	(139,635)
Ending balance	$1,591,196	$964,687	$1,591,196	$964,687

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
2023
During the nine months ended September 30, 2023, PFZW redeemed $175.0 million of the participating, non-voting common shares of Vermeer.
2022
During the nine months ended September 30, 2022, PFZW subscribed for $130.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$1,590,408	$1,269,417	$1,490,840	$1,197,782
Redemption of shares from redeemable noncontrolling interest	(175,000)	—	(175,000)	—
Sale of shares to redeemable noncontrolling interest	—	100,000	—	130,000
Net income (loss) attributable to redeemable noncontrolling interest	51,959	(39,164)	151,527	2,471
Ending balance	$1,467,367	$1,330,253	$1,467,367	$1,330,253

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
2023
During the nine months ended September 30, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at September 30, 2023.
Refer to “Note 16. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Fontana subsequent to September 30, 2023.
2022
During the nine months ended September 30, 2022, the Company launched Fontana with capital commitments of $475.0 million, of which $400.0 million was funded on April 1, 2022. Of this amount, $273.7 million was funded by third-party investors. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana was 31.6% at September 30, 2022.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Beginning balance	$277,886	$268,143	$268,031	$—
Sale of shares to redeemable noncontrolling interest	—	—	—	273,684
Net income (loss) attributable to redeemable noncontrolling interest	(6,167)	(6,613)	3,688	(12,154)
Ending balance	$271,719	$261,530	$271,719	$261,530

NOTE 9. VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO is a segregated accounts company and currently has three segregated accounts. RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of each of the existing segregated accounts of Upsilon RFO and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk, and therefore, these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance.
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of each of the existing segregated accounts of Upsilon RFO as it has the power over the activities that most significantly impact the economic performance of the segregated accounts and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to the segregated accounts, in accordance with the accounting guidance. As a result, the Company consolidates the existing segregated accounts of Upsilon RFO and all significant inter-company transactions have been eliminated. Other than its equity investments in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2023
During the nine months ended September 30, 2023 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $630.8 million of capital to investors, including $79.5 million to the Company. Also during the nine months ended September 30, 2023, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors, including $10.2 million to the Company. At September 30, 2023, the Company’s participation in the risks assumed by Upsilon RFO was 13.5%.
At September 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO of $2.7 billion and $2.7 billion, respectively (December 31, 2022 - $3.7 billion and $3.7 billion, respectively). Of the total assets and liabilities, a net amount of $120.7 million (December 31, 2022 - $165.3 million) is attributable to the Company, and $800.0 million (December 31, 2022 - $1.2 billion) is attributable to third-party investors.
2022
During the nine months ended September 30, 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. In addition, during the nine months ended September 30, 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $254.1 million of capital to its investors, including $52.8 million to the Company. At September 30, 2022, the Company’s participation in the risks assumed by Upsilon RFO was 12.5%.
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
2023
During the nine months ended September 30, 2023 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $543.3 million of capital to investors, including $1.0 million to the Company. In addition, during the nine months ended September 30, 2023, Upsilon Diversified issued $30.0 million of non-voting preference shares to existing investors, including $0.1 million from the Company. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $1.2 million at September 30, 2023 (December 31, 2022 - $1.9 million). At September 30, 2023, the total assets and total liabilities of Upsilon Diversified were $833.2 million and

$41.7 million, respectively (December 31, 2022 - $1.2 billion and $32.1 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $805.8 million at September 30, 2023 (December 31, 2022 - $1.2 billion).
2022
During the nine months ended September 30, 2022 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $143.5 million of capital to investors, including $Nil to the Company. Also during the nine months ended September 30, 2022, Upsilon Diversified issued $82.5 million of non-voting preference shares to existing investors, including $Nil to the Company.
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
2023
During the nine months ended September 30, 2023, NOC1 issued $151.5 million of non-voting preference shares to existing investors, including $1.5 million to the Company. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.6 million at September 30, 2023. At September 30, 2023, the total assets and total liabilities of NOC1 were $159.6 million and $0.6 million, respectively.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At September 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.6 billion and $172.9 million, respectively (December 31, 2022 - $1.6 billion and $144.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.5 billion at September 30, 2023 (December 31, 2022 - $1.5 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At September 30, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $1.2 billion and $0.8 billion, respectively (December 31, 2022 - $711.0 million and $319.2 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $271.7 million at September 30, 2023 (December 31, 2022 - $268.0 million).
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $32.8 million and $8.2 million, respectively, during the nine months ended September 30, 2023 (2022 - $39.6 million and $9.9 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $24.4 million and $6.1 million, respectively, during the nine months ended September 30, 2023 (2022 - $29.4 million and $7.3 million, respectively).
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million. Also during the nine months ended September 30, 2023, Mona Lisa Re redeemed its Series 2020-1 principal-at-risk variable rate notes at their par value of $400.0 million, of which $16.5 million was returned to Medici. At September 30, 2023, the total assets and total liabilities of Mona Lisa Re were $447.5 million and $447.5 million, respectively (December 31, 2022 - $654.8 million and $654.8 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.4 million at September 30, 2023 (December 31, 2022 - $5.7 million).
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
Renaissance Reinsurance had no outstanding balances with Fibonacci Re as of September 30, 2023 and December 31, 2022, and there was no material impact on the Company’s consolidated statements of operations for the nine months ended September 30, 2023 and 2022.
Langhorne
The Company and Reinsurance Group of America formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. In connection with Langhorne, as of September 30, 2023, the Company had invested $0.1 million in Langhorne Partners (December 31, 2022 - $0.1 million). Langhorne’s capital commitment period expired at the end of December 2022 and the Langhorne entities are in the process of winding down. During the first quarter of 2023, the reinsurance entities of Langhorne Holdings were sold or dissolved, and all capital of Langhorne Holdings was distributed, including $1.5 million to the Company. Langhorne Partners is in the process of being dissolved, and distributed all remaining capital in July 2023, including $0.8 million to the Company.
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
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared quarterly dividends of $0.38 per common share, payable to common shareholders of record on March 15, 2023, June 15, 2023 and September 15, 2023, and the Company paid the dividends on March 31, 2023, June 30, 2023 and September 29, 2023.
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
During the nine months ended September 30, 2023, the Company paid $26.5 million in preference share dividends (2022 - $26.5 million) and $55.2 million in common share dividends (2022 - $48.6 million).
Common Shares
On May 26, 2023, the Company completed an offering of 7,245,000 of its common shares at the public offering price of $192.00 per share. The Company received net proceeds of approximately $1,352 million from the equity offering after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, which closed on November 1, 2023, to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” for additional information regarding the Validus Acquisition.
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the nine months ended September 30, 2023, the Company did not repurchase common shares. At September 30, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$193,988	$(825,344)	$949,075	$(1,544,670)
Amount allocated to participating common shareholders (1)	(2,637)	(306)	(14,108)	(813)
Net income (loss) allocated to RenaissanceRe common shareholders	$191,351	$(825,650)	$934,967	$(1,545,483)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	50,261	42,837	46,345	43,121
Per common share equivalents of non-vested shares (2)	97	—	106	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	50,358	42,837	46,451	43,121
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.81	$(19.27)	$20.17	$(35.84)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.80	$(19.27)	$20.13	$(35.84)

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$511,012	$1,107,431	$—	$1,618,443
Net premiums written	$444,872	$976,388	$—	$1,421,260
Net premiums earned	$760,365	$995,511	$—	$1,755,876
Net claims and claim expenses incurred	206,361	655,215	—	861,576
Acquisition expenses	143,348	282,397	—	425,745
Operational expenses	54,624	28,127	—	82,751
Underwriting income (loss)	$356,032	$29,772	$—	385,804
Net investment income			329,108	329,108
Net foreign exchange gains (losses)			(25,886)	(25,886)
Equity in earnings of other ventures			10,842	10,842
Other income (loss)			(5,866)	(5,866)
Net realized and unrealized gains (losses) on investments			(228,087)	(228,087)
Corporate expenses			(17,143)	(17,143)
Interest expense			(22,951)	(22,951)
Income (loss) before taxes and redeemable noncontrolling interests				425,821
Income tax benefit (expense)			(9,295)	(9,295)
Net (income) loss attributable to redeemable noncontrolling interests			(213,695)	(213,695)
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$193,988

Net claims and claim expenses incurred – current accident year	$350,238	$669,285	$—	$1,019,523
Net claims and claim expenses incurred – prior accident years	(143,877)	(14,070)	—	(157,947)
Net claims and claim expenses incurred – total	$206,361	$655,215	$—	$861,576

Net claims and claim expense ratio – current accident year	46.1%	67.2%		58.1%
Net claims and claim expense ratio – prior accident years	(19.0)%	(1.4)%		(9.0)%
Net claims and claim expense ratio – calendar year	27.1%	65.8%		49.1%
Underwriting expense ratio	26.1%	31.2%		28.9%
Combined ratio	53.2%	97.0%		78.0%

Nine months ended September 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,217,817	$3,842,508	$—	$7,060,325
Net premiums written	$2,609,356	$3,271,410	$—	$5,880,766
Net premiums earned	$2,206,471	$3,015,217	$—	$5,221,688
Net claims and claim expenses incurred	675,963	1,918,024	—	2,593,987
Acquisition expenses	429,273	851,274	—	1,280,547
Operational expenses	165,514	75,202	—	240,716
Underwriting income (loss)	$935,721	$170,717	$—	1,106,438
Net investment income			876,148	876,148
Net foreign exchange gains (losses)			(53,877)	(53,877)
Equity in earnings of other ventures			28,072	28,072
Other income (loss)			(6,296)	(6,296)
Net realized and unrealized gains (losses) on investments			(171,417)	(171,417)
Corporate expenses			(53,357)	(53,357)
Interest expense			(49,980)	(49,980)
Income (loss) before taxes and redeemable noncontrolling interests				1,675,731
Income tax benefit (expense)			(44,139)	(44,139)
Net (income) loss attributable to redeemable noncontrolling interests			(655,986)	(655,986)
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$949,075

Net claims and claim expenses incurred – current accident year	$933,172	$1,955,612	$—	$2,888,784
Net claims and claim expenses incurred – prior accident years	(257,209)	(37,588)	—	(294,797)
Net claims and claim expenses incurred – total	$675,963	$1,918,024	$—	$2,593,987

Net claims and claim expense ratio – current accident year	42.3%	64.9%		55.3%
Net claims and claim expense ratio – prior accident years	(11.7)%	(1.3)%		(5.6)%
Net claims and claim expense ratio – calendar year	30.6%	63.6%		49.7%
Underwriting expense ratio	27.0%	30.7%		29.1%
Combined ratio	57.6%	94.3%		78.8%

Three months ended September 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$800,330	$1,420,331	$—	$2,220,661
Net premiums written	$696,520	$1,125,191	$—	$1,821,711
Net premiums earned	$839,817	$927,204	$—	$1,767,021
Net claims and claim expenses incurred	1,372,583	595,348	—	1,967,931
Acquisition expenses	141,675	275,969	—	417,644
Operational expenses	48,158	16,402	—	64,560
Underwriting income (loss)	$(722,599)	$39,485	$—	(683,114)
Net investment income			157,793	157,793
Net foreign exchange gains (losses)			(1,383)	(1,383)
Equity in earnings of other ventures			1,739	1,739
Other income (loss)			2,834	2,834
Net realized and unrealized gains (losses) on investments			(641,500)	(641,500)
Corporate expenses			(10,384)	(10,384)
Interest expense			(12,101)	(12,101)
Income (loss) before taxes and redeemable noncontrolling interests				(1,186,116)
Income tax benefit (expense)			(2,814)	(2,814)
Net (income) loss attributable to redeemable noncontrolling interests			372,429	372,429
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(825,344)

Net claims and claim expenses incurred – current accident year	$1,396,842	$602,995	$—	$1,999,837
Net claims and claim expenses incurred – prior accident years	(24,259)	(7,647)	—	(31,906)
Net claims and claim expenses incurred – total	$1,372,583	$595,348	$—	$1,967,931

Net claims and claim expense ratio – current accident year	166.3%	65.0%		113.2%
Net claims and claim expense ratio – prior accident years	(2.9)%	(0.8)%		(1.8)%
Net claims and claim expense ratio – calendar year	163.4%	64.2%		111.4%
Underwriting expense ratio	22.6%	31.5%		27.3%
Combined ratio	186.0%	95.7%		138.7%

Nine months ended September 30, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,362,159	$4,266,105	$—	$7,628,264
Net premiums written	$2,474,661	$3,375,883	$—	$5,850,544
Net premiums earned	$2,081,989	$2,627,840	$—	$4,709,829
Net claims and claim expenses incurred	1,804,268	1,711,635	—	3,515,903
Acquisition expenses	406,338	749,051	—	1,155,389
Operational expenses	144,717	60,270	—	204,987
Underwriting income (loss)	$(273,334)	$106,884	$—	(166,450)
Net investment income			348,695	348,695
Net foreign exchange gains (losses)			(67,690)	(67,690)
Equity in earnings of other ventures			2,732	2,732
Other income (loss)			4,950	4,950
Net realized and unrealized gains (losses) on investments			(1,968,624)	(1,968,624)
Corporate expenses			(35,238)	(35,238)
Interest expense			(35,951)	(35,951)
Income (loss) before taxes and redeemable noncontrolling interests				(1,917,576)
Income tax benefit (expense)			64,427	64,427
Net (income) loss attributable to redeemable noncontrolling interests			335,010	335,010
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(1,544,670)

Net claims and claim expenses incurred – current accident year	$1,880,337	$1,728,262	$—	$3,608,599
Net claims and claim expenses incurred – prior accident years	(76,069)	(16,627)	—	(92,696)
Net claims and claim expenses incurred – total	$1,804,268	$1,711,635	$—	$3,515,903

Net claims and claim expense ratio – current accident year	90.3%	65.8%		76.6%
Net claims and claim expense ratio – prior accident years	(3.6)%	(0.7)%		(1.9)%
Net claims and claim expense ratio – calendar year	86.7%	65.1%		74.7%
Underwriting expense ratio	26.4%	30.8%		28.9%
Combined ratio	113.1%	95.9%		103.6%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2023.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$6,819	$—	$6,819	Other assets	$—	$6,819
Foreign currency forward contracts (1)	1,745	—	1,745	Other assets	—	1,745
Foreign currency forward contracts (2)	4,365	—	4,365	Other assets	—	4,365
Credit default swaps	3,650	—	3,650	Other assets	—	3,650
Total derivative instruments not designated as hedges	16,579	—	16,579		—	16,579
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,654	—	1,654	Other assets	—	1,654
Total	$18,233	$—	$18,233		$—	$18,233

	Derivative Liabilities
At September 30, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,139	$—	$7,139	Other liabilities	$6,984	$155
Foreign currency forward contracts (1)	17,956	—	17,956	Other liabilities	—	17,956
Foreign currency forward contracts (2)	508	—	508	Other liabilities	—	508
Credit default swaps	9,893	—	9,893	Other liabilities	9,893	—
Total derivative instruments not designated as hedges	35,496	—	35,496		16,877	18,619
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	61	—	61	Other liabilities	—	61
Total	$35,557	$—	$35,557		$16,877	$18,680

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$28,366	$(40,245)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(23,686)	(32,346)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(10,938)	6,576
Foreign currency option contracts	Net foreign exchange gains (losses)	—	208
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	2,228	24
Total return swaps (1)	Net realized and unrealized gains (losses) on investments	—	(6)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	—	(16,594)
Warrants	Net realized and unrealized gains (losses) on investments	—	1,241
Total derivative instruments not designated as hedges		(4,030)	(81,142)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	1,818	4,925
Total		$(2,212)	$(76,217)

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$6,819	$(83,731)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(14,041)	(105,103)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(25,729)	14,747
Foreign currency option contracts	Net foreign exchange gains (losses)	—	(236)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(27,186)	(6,450)
Total return swaps (1)	Net realized and unrealized gains (losses) on investments	—	(6)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(1,928)	(73,000)
Warrants	Net realized and unrealized gains (losses) on investments	—	1,241
Total derivative instruments not designated as hedges		(62,065)	(252,538)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	3,357	9,219
Total		$(58,708)	$(243,319)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2023, the Company had $2.2 billion of notional long positions and $1.5 billion of notional short positions of primarily U.S. treasury, Eurozone and Japanese government bond futures contracts (December 31, 2022 - $2.4 billion and $0.5 billion, respectively, primarily of U.S. treasury futures contracts).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2023, the Company had outstanding underwriting related foreign currency contracts of $763.6 million in notional long positions and $151.0 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $861.7 million and $172.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2023, the Company had outstanding investment portfolio related foreign currency contracts of $339.1 million in notional long positions and $75.8 million in notional short positions, denominated in U.S. dollars (December 31, 2022 - $225.6 million and $86.3 million, respectively).

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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2023, the Company had outstanding credit default swaps of $1.0 billion in notional positions to hedge credit risk and $19.5 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2022 - $953.4 million and $13.1 million, respectively).
Total Return Swaps
The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At September 30, 2023 and December 31, 2022, the Company had no outstanding total return swaps.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2023, the Company had no notional positions of equity futures, denominated in U.S. dollars (December 31, 2022 - $116.0 million notional long position).
Derivative Instruments Designated as Hedges of Net Investments in Foreign Operations
Foreign Currency Derivatives
Hedges of Net Investments in Foreign Operations
One of the Company’s subsidiaries currently uses a non-U.S. dollar functional currency. The Company, from time to time, enters into foreign exchange forwards to hedge non-U.S. dollar functional currencies, on an after-tax basis, from changes in the exchange rate between the U.S. dollar and these currencies. As of September 30, 2023 and 2022, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.

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

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$57,216	$65,599	$58,779	$76,839
Derivative gains (losses) (1)	$1,818	$4,925	$3,357	$9,219

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

NOTE 15. ACQUISITION OF VALIDUS
On November 1, 2023, the Company completed the Validus Acquisition in accordance with the Stock Purchase Agreement, dated May 22, 2023 (as amended, the “Stock Purchase Agreement”), between RenaissanceRe and American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries, “AIG”), pursuant to which, upon the terms and subject to the conditions thereof, RenaissanceRe,or one of its subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of certain direct and indirect subsidiaries of AIG, including Validus Holdings, Ltd. (“Validus Holdings”), and Validus Specialty, LLC (“Validus Specialty”). Substantially all of the assets of Validus Holdings is comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. (“Validus Re”). The Company also acquired the renewal rights, records and customer relationships of Talbot Underwriting Ltd., an affiliate of AIG (“Talbot”), a specialty (re)insurance group operating within the Lloyd’s market. The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement, are referred to herein as the “Validus Acquisition” and Validus Holdings, Validus Specialty, and their respective subsidiaries (including Validus Re) collectively are referred to herein as “Validus.”
In connection with the Validus Acquisition, on November 1, 2023, the Company paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement (the “Base Common Share Consideration”). The Company also entered into a registration rights agreement with AIG in respect of the Base Common Share Consideration. AIG also has the option to make a substantial investment into the Company’s Capital Partners vehicles.
As set forth in the Stock Purchase Agreement, AIG caused certain Validus entities to be acquired by the Company to pay, prior to the completion of the Validus Acquisition, to AIG entities not being acquired by the Company, one or more dividends in an aggregate amount equal to the estimated excess tangible book value of all acquired entities above $2.1 billion. The Stock Purchase Agreement also includes a reserve development arrangement on net reserves acquired at closing such that AIG retains 95% of the risk and reward on the development of in-force reserves.
The transaction will be accounted for as a business combination. The Company is currently estimating the impact of the Validus Acquisition on its financial statements as of the date the financial statements were issued, and expects these estimates to be further refined during the purchase accounting measurement period. The Company has concluded that, due to the limited amount of time since the date of this transaction, in accordance with the accounting guidance, it is impracticable to provide all of the disclosures required for a business combination at the time of this filing.

NOTE 16. SUBSEQUENT EVENTS
Effective October 1, 2023, Fontana issued $75.0 million of non voting common shares to investors, including $23.7 million to the Company. The Company’s noncontrolling economic ownership in Fontana subsequent to this transaction remained 31.6%.
In October 2023, Hurricane Otis impacted Acapulco and the surrounding region of Mexico. The Company is in the preliminary stage of assessing the impact of this event on the Company’s financial results for the fourth quarter of 2023. It is difficult at this time to provide an accurate estimate of the financial impact of this event, including as a result of the preliminary nature of the information available and provided thus far by industry participants, the magnitude and recent occurrence of the event, and other factors. The estimated losses for this event will be reported in the Company's annual 2023 financial results.
See “Note 15. Acquisition of Validus” for additional information regarding the Validus Acquisition, which closed on November 1, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2023 and 2022, as well as our liquidity and capital resources at September 30, 2023. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2022. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance that specializes in matching well-structured risks with efficient sources of capital. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Canada, Ireland, Singapore, Switzerland, the U.K., and the U.S. We are one of the world’s leading providers of property and, casualty and specialty reinsurance.
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

VALIDUS ACQUISITION
On November 1, 2023, we completed the Validus Acquisition in accordance with the Stock Purchase Agreement dated May 22, 2023 between RenaissanceRe Holdings Ltd. and American International Group, Inc., a Delaware corporation and NYSE-listed company, pursuant to which, upon the terms and subject to the conditions thereof, we, or one of our subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of certain direct and indirect subsidiaries of AIG, including Validus Holdings, Ltd., and Validus Specialty, LLC. Substantially all of the assets of Validus Holdings are comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. Pursuant to the Stock Purchase Agreement, we also acquired the renewal rights, records and customer relationships of Talbot Underwriting Ltd., an affiliate of AIG, a specialty (re)insurance group operating within the Lloyd’s market.
In connection with the Validus Acquisition, on November 1, 2023, we paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement (the “Base Common Share Consideration”). We also entered into a registration rights agreement with AIG in respect of the Base Common Share Consideration. AIG also has the option to make a substantial investment into our Capital Partners vehicles.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operating expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; and (5) interest and dividends related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Since the majority of our income is earned in Bermuda, which does not currently have a corporate income tax, the tax impact to our operations has historically been minimal. However, in the third quarter of 2023, the government of Bermuda announced its intention to implement a 15% corporate income tax effective January 1, 2025. If this occurs, and if the OECD's Pillar Two regime is implemented in the jurisdictions in which we operate, there may be an increase in our income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of the economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In the Company’s consolidated balance sheets and consolidated statements of operations, we allocate the portion of these items attributable to third parties in the “Net (income) loss attributable to redeemable noncontrolling interests” line item. Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts the Company’s financial results.
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claims related expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may have been exacerbated by the impact from the war in Ukraine and global supply chain issues, among other factors. Many central banks have been raising interest rates, which could act as a countervailing force against some of these inflationary pressures. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2023, compared to the third quarter of 2022.

Three months ended September 30,	2023	2022	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$1,618,443	$2,220,661	$(602,218)
Net premiums written	$1,421,260	$1,821,711	$(400,451)
Net premiums earned	$1,755,876	$1,767,021	$(11,145)
Net claims and claim expenses incurred	861,576	1,967,931	(1,106,355)
Acquisition expenses	425,745	417,644	8,101
Operational expenses	82,751	64,560	18,191
Underwriting income (loss)	$385,804	$(683,114)	$1,068,918

Net investment income	$329,108	$157,793	$171,315
Net realized and unrealized gains (losses) on investments	(228,087)	(641,500)	413,413
Total investment result	$101,021	$(483,707)	$584,728

Net income (loss)	$416,526	$(1,188,930)	$1,605,456
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$193,988	$(825,344)	$1,019,332
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.80	$(19.27)	$23.07
Dividends per common share	$0.38	$0.37	$0.01

Key ratios
Net claims and claim expense ratio – current accident year	58.1%	113.2%	(55.1)	pts
Net claims and claim expense ratio – prior accident years	(9.0)%	(1.8)%	(7.2)	pts
Net claims and claim expense ratio – calendar year	49.1%	111.4%	(62.3)	pts
Underwriting expense ratio	28.9%	27.3%	1.6	pts
Combined ratio	78.0%	138.7%	(60.7)	pts

Return on average common equity - annualized	11.5%	(72.4)%	83.9	pts

Book value	September 30, 2023	June 30, 2023	Change
Book value per common share	$133.63	$129.98	$3.65
Accumulated dividends per common share	26.14	25.76	0.38
Book value per common share plus accumulated dividends	$159.77	$155.74	$4.03
Change in book value per common share plus change in accumulated dividends	3.1%

Net income available to RenaissanceRe common shareholders was $194.0 million in the third quarter of 2023, compared to net loss attributable to RenaissanceRe common shareholders of $825.3 million in the third quarter of 2022, an increase of $1,019.3 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2023, we generated an annualized return on average common equity of 11.5%, and our book value per common share increased from $129.98 at June 30, 2023 to $133.63 at September 30, 2023, a 3.1% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the third quarter of 2023, on a comparative basis to the third quarter of 2022, include:
•Underwriting Results - we generated underwriting income of $385.8 million and had a combined ratio of 78.0% in the third quarter of 2023, compared to an underwriting loss of $683.1 million and a combined ratio of 138.7% in the third quarter of 2022. Our underwriting income in the third quarter of 2023 was comprised of our Property segment, which generated underwriting income of $356.0 million and had a combined ratio of 53.2%, and our Casualty and Specialty segment, which generated underwriting income of $29.8 million and had a combined ratio of 97.0%. In comparison, our underwriting loss in the third quarter of 2022 was comprised of our Property segment, which generated an underwriting loss of $722.6 million and had a combined ratio of 186.0%, offset in part by our Casualty and Specialty segment, which generated underwriting income of $39.5 million and had a combined ratio of 95.7%;
Notwithstanding our strong results in the third quarter of 2023, our underwriting results in the third quarter of 2023 were impacted by the 2023 Large Loss Events (as defined below), which resulted in a net negative impact on the underwriting result of $97.7 million and added 5.7 percentage points to the consolidated combined ratio, all in the Property segment. This compares to the third quarter of 2022, which was impacted by the Q3 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $977.4 million and added 57.2 percentage points to the combined ratio, primarily in the Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $101.0 million in the third quarter of 2023, compared to a loss of $483.7 million in the third quarter of 2022. The primary drivers of the improved total investment result were an increase in net investment income of $171.3 million, primarily resulting from higher average invested assets and higher yielding assets, and a reduction in net realized and unrealized losses on investments of $413.4 million as a result of lower interest rate increases in the third quarter of 2023 as compared to 2022, as well as a tightening of risk spreads in the wider catastrophe bond market in 2023 as compared to 2022, when there was a widening of risk spreads;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $213.7 million in the third quarter of 2023, compared to a net loss attributable to redeemable noncontrolling interest of $372.4 million in the third quarter of 2022. Net income attributable to redeemable noncontrolling interests in the third quarter of 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, and net realized and unrealized gains on the catastrophe bonds held in Medici;
•Gross Premiums Written - our gross premiums written decreased by $602.2 million, or 27.1%, to $1.6 billion, in the third quarter of 2023, compared to the third quarter of 2022. This was comprised of a decrease of $312.9 million in our Casualty and Specialty segment, primarily driven by higher premium growth in the credit class of business in the third quarter of 2022 as compared to 2023, and a decrease of $289.3 million in our Property segment, driven by a reduction in gross reinstatement premiums;
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $77.5 million resulting from the 2023 Large Loss Events. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $648.4 million resulting from the Q3 2022 Weather-Related Large Losses.

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
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the third quarter of 2023 from the 2023 Large Loss Events.

Three months ended September 30, 2023	2023 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(113,031)
Assumed reinstatement premiums earned	9,259
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	6,050
Net negative impact on underwriting result	(97,722)
Redeemable noncontrolling interest	20,204
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(77,518)

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in the third quarter of 2023.

Three months ended September 30, 2023	2023 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(97,722)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(97,722)
Percentage point impact on consolidated combined ratio	5.7

(1)“2023 Large Loss Events” includes: (1) the wildfires in Hawaii in August 2023 and Hurricane Idalia (“Q3 2023 Large Loss Events”); (2) a series of large, severe weather events in Texas and other southern and central U.S. states in June 2023 (“Q2 2023 Large Loss Events”); (3) the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023 (“Q1 2023 Large Loss Events”) and (4) certain aggregate loss contracts triggered during 2023.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$511,012	$800,330	$(289,318)
Net premiums written	$444,872	$696,520	$(251,648)
Net premiums earned	$760,365	$839,817	$(79,452)
Net claims and claim expenses incurred	206,361	1,372,583	(1,166,222)
Acquisition expenses	143,348	141,675	1,673
Operational expenses	54,624	48,158	6,466
Underwriting income (loss)	$356,032	$(722,599)	$1,078,631

Net claims and claim expenses incurred – current accident year	$350,238	$1,396,842	$(1,046,604)
Net claims and claim expenses incurred – prior accident years	(143,877)	(24,259)	(119,618)
Net claims and claim expenses incurred – total	$206,361	$1,372,583	$(1,166,222)

Net claims and claim expense ratio – current accident year	46.1%	166.3%	(120.2)	pts
Net claims and claim expense ratio – prior accident years	(19.0)%	(2.9)%	(16.1)	pts
Net claims and claim expense ratio – calendar year	27.1%	163.4%	(136.3)	pts
Underwriting expense ratio	26.1%	22.6%	3.5	pts
Combined ratio	53.2%	186.0%	(132.8)	pts

Property Gross Premiums Written
In the third quarter of 2023, our Property segment gross premiums written decreased by $289.3 million, or 36.1%, to $511.0 million, compared to the third quarter of 2022.
Gross premiums written in the catastrophe class of business were $160.8 million in the third quarter of 2023, a decrease of $230.5 million, or 58.9%, compared to the third quarter of 2022. This decrease was principally driven by a reduction of $236.5 million in gross reinstatement premiums due to a lower level of catastrophe losses in the third quarter of 2023 as compared to the third quarter of 2022.
Gross premiums written in the other property class of business were $350.2 million in the third quarter of 2023, a decrease of $58.8 million, or 14.4%, compared to the third quarter of 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.
Property Ceded Premiums Written

Three months ended September 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$66,140	$103,810	$(37,670)

Ceded premiums written in our Property segment were $66.1 million in the third quarter of 2023, a decrease of $37.7 million, or 36.3%, compared to the third quarter of 2022. Included in the third quarter of 2023 is a reduction of ceded reinstatement premiums of $11.1 million following the net favorable development of prior accident years combined with a lower level of catastrophe losses as compared to the third quarter of 2022. The third quarter of 2022 included ceded reinstatement premiums of $57.1 million, driven by the 2022 Weather-Related Large Losses. After the consideration of ceded reinstatement premiums, we incurred higher ceded premiums written reflecting an increase in our retrocessional purchases as a part of our gross-to-net strategy.
We purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk.
Property Net Premiums Written

Three months ended September 30,	2023	2022	Change
(in thousands)
Net premiums written	$444,872	$696,520	$(251,648)

Net premiums written in our Property segment were $444.9 million in the third quarter of 2023, an decrease of $251.6 million, or 36.1%, compared to the third quarter of 2022. Included in net premiums written in the third quarter of 2023 were net reinstatement premiums of $6.5 million compared to $174.2 million in the third quarter of 2022, resulting in a decrease in net reinstatement premiums of $167.7 million compared to the third quarter of 2022, primarily within the catastrophe class of business. In addition to a reduction in net reinstatement premiums, the gross premiums written reductions within the other property class of business noted above also contributed to the reduction in the net premiums written.
Property Underwriting Results
Our Property segment generated underwriting income of $356.0 million in the third quarter of 2023, compared to an underwriting loss of $722.6 million in the third quarter of 2022. In the third quarter of 2023, our Property segment generated a net claims and claim expense ratio of 27.1%, an underwriting expense ratio of 26.1% and a combined ratio of 53.2%, compared to 163.4%, 22.6% and 186.0%, respectively, in the third quarter of 2022. Impacting the underwriting result and combined ratio in the third quarter of 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $97.7 million and added 13.6 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business. Impacting the underwriting result and combined ratio in the third quarter of 2022 were the Q3 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $968.4 million and added 123.0 percentage points to the Property segment combined ratio, reflecting significant impacts in both the catastrophe and other property classes of business.
The net claims and claim expense ratio of 27.1% is comprised of a current accident year net claims and claim expense ratio of 46.1% and 19.0 percentage points of net favorable development of prior accident years. In comparison, the third quarter of 2022 had a net claims and claim expense ratio of 163.4%, comprised of a current accident year net claims and claim expense ratio of 166.3% and 2.9 percentage points of net favorable development of prior accident years. The decrease of 120.2 percentage points in the current accident year net claims and claim expense ratio is primarily as a result of a lower impact from the 2023 Large Loss Events, which contributed 14.5 percentage points to the Property segment current accident year net claims and claim expense ratio, as compared to the Q3 2022 Weather-Related Large Losses, which contributed 127.9 percentage points to the current accident year net claims and claim expense ratio in the third quarter of 2022.
The underwriting expense ratio increased 3.5 percentage points, largely driven by a reduced benefit in the third quarter of 2023 from net reinstatement premiums as compared to the third quarter of 2022.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$1,107,431	$1,420,331	$(312,900)
Net premiums written	$976,388	$1,125,191	$(148,803)
Net premiums earned	$995,511	$927,204	$68,307
Net claims and claim expenses incurred	655,215	595,348	59,867
Acquisition expenses	282,397	275,969	6,428
Operational expenses	28,127	16,402	11,725
Underwriting income (loss)	$29,772	$39,485	$(9,713)

Net claims and claim expenses incurred – current accident year	$669,285	$602,995	$66,290
Net claims and claim expenses incurred – prior accident years	(14,070)	(7,647)	(6,423)
Net claims and claim expenses incurred – total	$655,215	$595,348	$59,867

Net claims and claim expense ratio – current accident year	67.2%	65.0%	2.2	pts
Net claims and claim expense ratio – prior accident years	(1.4)%	(0.8)%	(0.6)	pts
Net claims and claim expense ratio – calendar year	65.8%	64.2%	1.6	pts
Underwriting expense ratio	31.2%	31.5%	(0.3)	pts
Combined ratio	97.0%	95.7%	1.3	pts

Casualty and Specialty Gross Premiums Written
In the third quarter of 2023, our Casualty and Specialty segment gross premiums decreased by $312.9 million, or 22.0%%, to $1.1 billion, compared to the third quarter of 2022. This decrease was principally due to significant premium growth in the credit class of business in the third quarter of 2022 associated with opportunistic deals written in our mortgage book which do not renew annually and earn over several years. The decrease in gross premiums written also reflects the impact of positive changes in premium estimates in the third quarter of 2022 for business underwritten in prior years which added approximately $111.3 million in that period. Additionally, growth in the other specialty class of business as compared to the third quarter of 2022 was offset by a decrease in the casualty classes of business, reflecting proactive cycle management. The increase in gross premiums written within other specialty principally reflects increases in new and existing proportional business underwritten in prior periods.
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

Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$131,043	$295,140	$(164,097)

Ceded premiums written in our Casualty and Specialty segment decreased by $164.1 million, to $131.0 million in the third quarter of 2023, compared to $295.1 million in the third quarter of 2022, driven by the decrease in gross premiums written subject to our retrocessional quota share reinsurance programs, in addition to the reduction in our retrocessional purchases. In 2023, as part of our gross-to-net strategy, we reduced our retrocessional purchases in conjunction with increasing the casualty and specialty business assumed by Fontana.
As in our Property segment, the buying of ceded reinsurance in our Casualty and Specialty segment is based on market opportunities and is not based on placing a specific reinsurance program each year.
Casualty and Specialty Net Premiums Written

Three months ended September 30,	2023	2022	Change
(in thousands)
Net premiums written	$976,388	$1,125,191	$(148,803)

Net premiums written in our Casualty and Specialty segment decreased by $148.8 million, or 13.2%, to $976.4 million in the third quarter of 2023, compared to $1.1 billion in the third quarter of 2022, consistent with the changes in gross premiums written, partly offset by an overall reduction in our retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $29.8 million in the third quarter of 2023, compared to underwriting income of $39.5 million in the third quarter of 2022. In the third quarter of 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 65.8%, an underwriting expense ratio of 31.2% and a combined ratio of 97.0%, compared to 64.2%, 31.5% and 95.7%, respectively, in the third quarter of 2022.
The increase in the Casualty and Specialty segment combined ratio in the third quarter of 2023 was primarily driven by the increase of 1.6 percentage points in the net claims and claims expense ratio, mainly as a result of higher current accident year attritional losses. Event losses on catastrophe exposed lines within Specialty classes of business contributed approximately 3.0 percentage points to the current accident year net claims and claim expense ratio in the third quarter of 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Three months ended September 30,	2023	2022	Change
(in thousands)
Management Fee Income
Joint ventures	$31,463	$12,271	$19,192
Structured reinsurance products	7,053	6,377	676
Managed funds	5,970	6,341	(371)
Total management fee income	44,486	24,989	19,497

Performance Fee Income
Joint ventures	17,152	1,915	15,237
Structured reinsurance products	2,854	(1,360)	4,214
Managed funds	66	184	(118)
Total performance fee income	20,072	739	19,333
Total fee income	$64,558	$25,728	$38,830

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
In the third quarter of 2023, total fee income earned through third-party capital management activities increased $38.8 million, to $64.6 million, compared to $25.7 million in the third quarter of 2022, due to higher management and performance fee income in the third quarter of 2023 compared to the third quarter of 2022. Management fee income increased $19.5 million compared to the third quarter of 2022, driven by increased capital managed at DaVinci, Vermeer, and Medici, the increase in premium in Fontana, as well as the recording of management fees in DaVinci that were previously deferred as a result of the weather-related large losses experienced in prior years, as compared to the deferral of management fees in the third quarter of 2022, as a result of the weather-related large losses.
Performance fee income increased $19.3 million compared to the third quarter of 2022, driven by current underwriting year results.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended September 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$6,873	$11,366	$(4,493)
Equity in earnings of other ventures	(446)	19	(465)
Net income (loss) attributable to redeemable noncontrolling interest	58,131	14,343	43,788
Total fee income	$64,558	$25,728	$38,830

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operating expenses or acquisition expenses. The $6.9 million includes $10.9 million of management fee income, recorded as a reduction to operating expenses and $4.0 million of performance fee income recorded as an increase to acquisition expenses (2022 - $11.4 million, $11.4 million and a reduction of $39 thousand, respectively).

In addition to the $64.6 million of fee income earned through our third-party capital management activities described above, we earned additional fees of $21.6 million on other underwriting-related activities, primarily related to expense overrides paid to us by our reinsurers. These additional fees on other underwriting-related activities are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended September 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$6,873	$11,366	$(4,493)
Underwriting income (loss) - additional fee income on other underwriting-related activities	21,564	23,102	(1,538)
Total fees recorded through underwriting income (loss) (1)	$28,437	$34,468	$(6,031)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	1.6%	2.0%	(0.4)	pts

(1)The $28.4 million includes $27.3 million of management fee income, recorded as a reduction to operating expenses and $1.1 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $34.5 million, $33.5 million and $0.9 million, respectively).
Net Investment Income

Three months ended September 30,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$188,781	$107,182	$81,599
Short term investments	66,722	11,601	55,121
Equity investments	510	6,120	(5,610)
Other investments
Catastrophe bonds	54,583	25,748	28,835
Other	20,031	11,258	8,773
Cash and cash equivalents	4,160	1,386	2,774
	334,787	163,295	171,492
Investment expenses	(5,679)	(5,502)	(177)
Net investment income	$329,108	$157,793	$171,315

Net investment income was $329.1 million in the third quarter of 2023, compared to $157.8 million in the third quarter of 2022, an increase of $171.3 million. This increase was primarily driven by higher average invested assets and higher yielding assets in the fixed maturity, short term and catastrophe bond portfolios.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$4,785	$11,640	$(6,855)
Gross realized losses on fixed maturity investments trading	(125,897)	(225,133)	99,236
Net realized gains (losses) on fixed maturity investments trading	(121,112)	(213,493)	92,381
Net unrealized gains (losses) on fixed maturity investments trading	(158,226)	(210,665)	52,439
Net realized and unrealized gains (losses) on fixed maturity investments trading	(279,338)	(424,158)	144,820
Net realized and unrealized gains (losses) on investment-related derivatives (1)	30,594	(55,580)	86,174
Net realized gains (losses) on equity investments	(10)	3,066	(3,076)
Net unrealized gains (losses) on equity investments	2,261	(46,301)	48,562
Net realized and unrealized gains (losses) on equity investments	2,251	(43,235)	45,486
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	32,474	(126,992)	159,466
Net realized and unrealized gains (losses) on other investments - other	(14,068)	8,465	(22,533)
Net realized and unrealized gains (losses) on investments	$(228,087)	$(641,500)	$413,413

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
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized gains and losses on investments are highly correlated to fluctuations in interest rates. As interest rates decline, we tend to have net realized and unrealized gains from our investment portfolio, and as interest rates rise, we tend to have net realized and unrealized losses from our investment portfolio.
Net realized and unrealized losses on investments were $228.1 million in the third quarter of 2023, compared to net realized and unrealized losses of $641.5 million in the third quarter of 2022. Impacting our net realized and unrealized losses on investments in the third quarter of 2023 were:
•net realized and unrealized losses on fixed maturity investments trading of $279.3 million in the third quarter of 2023, compared to net realized and unrealized losses of $424.2 million in the third quarter of 2022, driven by interest rate increases in each period, but which were generally lower in the third quarter of 2023;
•net realized and unrealized gains on investment-related derivatives of $30.6 million, compared to net realized and unrealized losses of $55.6 million in the third quarter of 2022. Current quarter gains were driven by short interest rate future positions benefiting from interest rate increases, while long interest rate and equity futures were negatively impacted by U.S. treasury rate increases and equity market declines in the third quarter of 2022; and
•net realized and unrealized gains on catastrophe bonds of $32.5 million, compared to net losses of $127.0 million in the third quarter of 2022. The net realized and unrealized gains and losses are primarily reflected in the Medici portfolio, and predominantly attributable to third party investors allocated through net income (loss) attributable to redeemable noncontrolling interest. Net realized and unrealized gains in the third quarter of 2023 were the result of the tightening of risk spreads in the wider catastrophe bond market, as compared to the third quarter of 2022, when there was a widening of risk spreads.

Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2023	2022	Change
(in thousands)
Net foreign exchange gains (losses)	$(25,886)	$(1,383)	$(24,503)

In the third quarter of 2023, net foreign exchange losses were $25.9 million compared to $1.4 million in the third quarter of 2022. The net foreign exchange losses in the third quarter of 2023 and 2022 were primarily driven by losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2023	2022	Change
(in thousands)
Tower Hill Companies	$6,846	$194	$6,652
Top Layer	3,324	1,686	1,638
Other	672	(141)	813
Total equity in earnings (losses) of other ventures	$10,842	$1,739	$9,103

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
Earnings from our investments in other ventures were $10.8 million in the third quarter of 2023, compared to $1.7 million in the third quarter of 2022, an increase of $9.1 million. The increase was principally driven by increased profitability of our equity investments during the third quarter of 2023, primarily driven by the Tower Hill Companies, which reported a higher underwriting income in the third quarter of 2023 as compared to the third quarter of 2022.
Corporate Expenses

Three months ended September 30,	2023	2022	Change
(in thousands)
Corporate expenses	$17,143	$10,384	$6,759

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, impairment charges related to goodwill and other intangible assets, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs incurred in connection with the Validus Acquisition. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense. Corporate expenses were $17.1 million in the third quarter of 2023, compared to $10.4 million in the third quarter of 2022, an increase of $6.8 million which was primarily driven by expenses associated with the Validus Acquisition. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.

Income Tax Benefit (Expense)

Three months ended September 30,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$(9,295)	$(2,814)	$(6,481)

We recognized an income tax expense of $9.3 million in the third quarter of 2023, compared to an income tax expense of $2.8 million in the third quarter of 2022. The increase in income tax expense was primarily driven by increased operating income partially offset by investment losses in our taxable jurisdictions in the third quarter of 2023 compared to the comparative quarter.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$107,881	$(219,191)	$327,072
Redeemable noncontrolling interest - Medici	60,022	(107,461)	167,483
Redeemable noncontrolling interest - Vermeer	51,959	(39,164)	91,123
Redeemable noncontrolling interest - Fontana	(6,167)	(6,613)	446
Net income (loss) attributable to redeemable noncontrolling interests	$213,695	$(372,429)	$586,124

Our net income (loss) attributable to redeemable noncontrolling interests was $213.7 million in the third quarter of 2023, compared to a loss of $372.4 million in the third quarter of 2022, a change of $586.1 million. This increase was primarily due to the following:
•DaVinci, which had net income in the third quarter of 2023 compared to a net loss in the second quarter of 2022, primarily resulting from a lower impact from the 2023 Large Loss Events as compared to the Q3 2022 Weather-Related Large Losses, as well as lower realized and unrealized losses in the third quarter of 2023, as compared to the third quarter of 2022;
•Medici, which had net income in the third quarter of 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income; and
•Vermeer, which had net income in the third quarter of 2023 compared to a net loss in the third quarter of 2022, primarily resulting from higher net investment income and improved underwriting results, which were impacted by the Q3 2022 Weather-Related Large Losses in the prior year.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Nine months ended September 30,	2023	2022	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$7,060,325	$7,628,264	$(567,939)
Net premiums written	$5,880,766	$5,850,544	$30,222
Net premiums earned	$5,221,688	$4,709,829	$511,859
Net claims and claim expenses incurred	2,593,987	3,515,903	(921,916)
Acquisition expenses	1,280,547	1,155,389	125,158
Operational expenses	240,716	204,987	35,729
Underwriting income (loss)	$1,106,438	$(166,450)	$1,272,888

Net investment income	$876,148	$348,695	$527,453
Net realized and unrealized gains (losses) on investments	(171,417)	(1,968,624)	1,797,207
Total investment result	$704,731	$(1,619,929)	$2,324,660

Net income (loss)	$1,631,592	$(1,853,149)	$3,484,741
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$949,075	$(1,544,670)	$2,493,745

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$20.13	$(35.84)	$55.97
Dividends per common share	$1.14	$1.11	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	55.3%	76.6%	(21.3)	pts
Net claims and claim expense ratio – prior accident years	(5.6)%	(1.9)%	(3.7)	pts
Net claims and claim expense ratio – calendar year	49.7%	74.7%	(25.0)	pts
Underwriting expense ratio	29.1%	28.9%	0.2	pts
Combined ratio	78.8%	103.6%	(24.8)	pts

Return on average common equity - annualized	22.1%	(40.5)%	62.6	pts

Book value	September 30, 2023	December 31, 2022	Change
Book value per common share	$133.63	$104.65	$28.98
Accumulated dividends per common share	26.14	25.00	1.14
Book value per common share plus accumulated dividends	$159.77	$129.65	$30.12
Change in book value per common share plus change in accumulated dividends	28.8%

Net income available to RenaissanceRe common shareholders was $949.1 million in the nine months ended September 30, 2023, compared to net loss attributable to RenaissanceRe common shareholders of $1,544.7 million in the nine months ended September 30, 2022. As a result of our net income available to RenaissanceRe common shareholders in the nine months ended September 30, 2023, we generated an annualized return on average common equity of 22.1% and our book value per common share increased from $104.65 at December 31, 2022 to $133.63 at September 30, 2023, a 28.8% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the nine months ended September 30, 2023, on a comparative basis to the nine months ended September 30, 2022, include:
•Underwriting Results - we generated underwriting income of $1.1 billion and had a combined ratio of 78.8% in the nine months ended September 30, 2023, compared to an underwriting loss of $166.5 million and a combined ratio of 103.6% in the nine months ended September 30, 2022. Our underwriting income in the nine months ended September 30, 2023 was comprised of our Property segment, which generated underwriting income of $935.7 million in and had a combined ratio of 57.6%, and our Casualty and Specialty segment, which generated underwriting income of $170.7 million in and had a combined ratio of 94.3%. In comparison, our underwriting loss in the nine months ended September 30, 2022 was comprised of our Property segment, which generated an underwriting loss of $273.3 million and had a combined ratio of 113.1%, partially offset by our Casualty and Specialty segment, which generated underwriting income of $106.9 million and had a combined ratio of 95.9%;
Included in our underwriting results in the nine months ended September 30, 2023 was the impact of the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $253.6 million and added 5.0 percentage points to the combined ratio, all within in our Property segment. In comparison, our underwriting results in the nine months ended September 30, 2022 were impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.1 billion and added 23.9 percentage points to the combined ratio, primarily in our Property segment;
•Gross Premiums Written - our gross premiums written decreased by $567.9 million, or 7.4%, to $7.1 billion, in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This was comprised of a decrease of $423.6 million in our Casualty and Specialty segment, driven by the lower impact of positive adjustments to premium estimates for business underwritten in prior years, in addition to a decrease of $144.3 million in our Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $704.7 million in the nine months ended September 30, 2023, compared to a loss of $1.6 billion in the nine months ended September 30, 2022, an increase of $2.3 billion. The primary drivers of the improved total investment result were an improvement in net realized and unrealized gains (losses) on investments of $1.8 billion, driven by lower interest rate increases in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, and increased net investment income of $527.5 million, driven by higher average invested assets and higher yielding assets;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $656.0 million in the nine months ended September 30, 2023, compared to a net loss attributable to redeemable noncontrolling interest of $335.0 million in the nine months ended September 30, 2022. Net income attributable to redeemable noncontrolling interests in the nine months ended September 30, 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, and net realized and unrealized gains on catastrophe bonds held in Medici;
•Impact of Large Loss Events - we had a net negative impact on net income attributable to RenaissanceRe common shareholders of $180.0 million resulting from the 2023 Large Loss Events. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $722.1 million resulting from the 2022 Weather-Related Large Losses and $25.0 million resulting from losses related to the Russia-Ukraine War in the nine months ended September 30, 2022.

Net Negative Impact
The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2023 of the 2023 Large Loss Events.

Nine months ended September 30, 2023	2023 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(298,114)
Assumed reinstatement premiums earned	39,135
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	5,349
Net negative impact on underwriting result	(253,630)
Redeemable noncontrolling interest	73,663
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(179,967)

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2023.

Nine months ended September 30, 2023	2023 Large Loss Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(253,630)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(253,630)
Percentage point impact on consolidated combined ratio	5.0

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
Russia-Ukraine War Losses
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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$3,217,817	$3,362,159	$(144,342)
Net premiums written	$2,609,356	$2,474,661	$134,695
Net premiums earned	$2,206,471	$2,081,989	$124,482
Net claims and claim expenses incurred	675,963	1,804,268	(1,128,305)
Acquisition expenses	429,273	406,338	22,935
Operational expenses	165,514	144,717	20,797
Underwriting income (loss)	$935,721	$(273,334)	$1,209,055

Net claims and claim expenses incurred – current accident year	$933,172	$1,880,337	$(947,165)
Net claims and claim expenses incurred – prior accident years	(257,209)	(76,069)	(181,140)
Net claims and claim expenses incurred – total	$675,963	$1,804,268	$(1,128,305)

Net claims and claim expense ratio – current accident year	42.3%	90.3%	(48.0)	pts
Net claims and claim expense ratio – prior accident years	(11.7)%	(3.6)%	(8.1)	pts
Net claims and claim expense ratio – calendar year	30.6%	86.7%	(56.1)	pts
Underwriting expense ratio	27.0%	26.4%	0.6	pts
Combined ratio	57.6%	113.1%	(55.5)	pts

Property Gross Premiums Written
In the nine months ended September 30, 2023, our Property segment gross premiums written decreased by $144.3 million, or 4.3%, to $3.2 billion, compared to $3.4 billion in the nine months ended September 30, 2022.
Gross premiums written in the catastrophe class of business were $2.1 billion in the nine months ended September 30, 2023, an increase of $10.5 million, or 0.5%, compared to the nine months ended September 30, 2022. This increase was principally driven by rate improvements on deals written in the nine months ended September 30, 2023 and was largely offset by a decrease in gross reinstatement premiums of $256.5 million, as well as a reduction in premiums due to the non-renewal of deals written in Upsilon RFO of $269.7 million.
Gross premiums written in the other property class of business were $1.1 billion in the nine months ended September 30, 2023, a decrease of $154.8 million, or 12.1%, compared to the nine months ended September 30, 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.

Property Ceded Premiums Written

Nine months ended September 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$608,461	$887,498	$(279,037)

Ceded premiums written in our Property segment decreased 31.4%, to $608.5 million, in the nine months ended September 30, 2023, compared to $887.5 million in the nine months ended September 30, 2022. The decrease in ceded premiums written was driven by a reduction in ceded reinstatement premiums of $71.5 million, as well as a reduction of $238.8 million in premiums ceded to Upsilon RFO following a reduction in the size of Upsilon Diversified, a segregated account of Upsilon Fund, with a corresponding decrease in gross premiums written, as discussed above, partially offset by a slight increase in overall ceded premiums written due to higher levels of retrocessional purchases as a part of our gross-to-net strategy.
Property Net Premiums Written

Nine months ended September 30,	2023	2022	Change
(in thousands)
Net premiums written	$2,609,356	$2,474,661	$134,695

Net premiums written in our Property segment were $2.6 billion in the nine months ended September 30, 2023, an increase of $134.7 million, or 5.4%, compared to the nine months ended September 30, 2022. The increase in net premiums written was driven by rate improvements on deals written in our catastrophe class of business in the nine months ended September 30, 2023, partially offset by a decrease in net reinstatement premiums of $190.9 million compared to the nine months ended September 30, 2022.
Property Underwriting Results
Our Property segment generated underwriting income of $935.7 million in the nine months ended September 30, 2023, compared to a loss of $273.3 million in the nine months ended September 30, 2022, an increase in underwriting income of $1.2 billion. In the nine months ended September 30, 2023, our Property segment generated a net claims and claim expense ratio of 30.6%, an underwriting expense ratio of 27.0% and a combined ratio of 57.6%, compared to 86.7%, 26.4% and 113.1%, respectively, in the nine months ended September 30, 2022.
Impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $253.6 million and added 12.5 percentage points to its combined ratio. In comparison, the nine months ended September 30, 2022 was impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.1 billion and added 55.5 percentage points to the combined ratio.
The net claims and claim expense ratio of 30.6% is comprised of a current accident year net claims and claim expense ratio of 42.3% and 11.7 percentage points of net favorable development on prior accident years. In comparison, the nine months ended September 30, 2022 had a net claims and claim expense ratio of 86.7%, comprised of a current accident year net claims and claim expense ratio of 90.3% and 3.6 percentage points of net favorable development on prior accident years.
The underwriting expense ratio increased 0.6 percentage points, largely driven by a reduced benefit in the nine months ended September 30, 2023 from net reinstatement premiums as compared to the nine months ended September 30, 2022.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$3,842,508	$4,266,105	$(423,597)
Net premiums written	$3,271,410	$3,375,883	$(104,473)
Net premiums earned	$3,015,217	$2,627,840	$387,377
Net claims and claim expenses incurred	1,918,024	1,711,635	206,389
Acquisition expenses	851,274	749,051	102,223
Operational expenses	75,202	60,270	14,932
Underwriting income (loss)	$170,717	$106,884	$63,833

Net claims and claim expenses incurred – current accident year	$1,955,612	$1,728,262	$227,350
Net claims and claim expenses incurred – prior accident years	(37,588)	(16,627)	(20,961)
Net claims and claim expenses incurred – total	$1,918,024	$1,711,635	$206,389

Net claims and claim expense ratio – current accident year	64.9%	65.8%	(0.9)	pts
Net claims and claim expense ratio – prior accident years	(1.3)%	(0.7)%	(0.6)	pts
Net claims and claim expense ratio – calendar year	63.6%	65.1%	(1.5)	pts
Underwriting expense ratio	30.7%	30.8%	(0.1)	pts
Combined ratio	94.3%	95.9%	(1.6)	pts

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2023, our Casualty and Specialty segment gross premiums written decreased by $423.6 million, or 9.9%, to $3.8 billion, compared to $4.3 billion in the nine months ended September 30, 2022, reflecting decreases in the casualty classes of business, principally in professional liability, and a decrease within the credit class of business. These decreases were partially offset by growth in the other specialty class of business. The increase in gross premiums written within other specialty was driven by increases in new and existing business underwritten in the current and prior periods.
The overall decrease in gross premiums written was largely driven by the lower impact of positive adjustments to premium estimates for business underwritten in prior years. During the nine months ended September 30, 2023, gross premiums written included positive changes in premium estimates of $49.1 million mainly on business underwritten in 2022 and prior years, compared to the nine months ended September 30, 2022, which included $411.4 million principally on business underwritten in 2021 and prior years. These changes in premium estimates occurred across all classes of business, but principally in professional liability class, and is mainly reflective of the positive rate environment experienced in recent prior periods.

Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2023	2022	Change
(in thousands)
Ceded premiums written	$571,098	$890,222	$(319,124)

Ceded premiums written in our Casualty and Specialty segment decreased by 35.8%, to $571.1 million, in the nine months ended September 30, 2023, compared to $890.2 million in the nine months ended September 30, 2022, primarily driven by the decrease in gross premiums written subject to our retrocessional quota share reinsurance programs, in addition to an overall reduction in our retrocessional purchases as part of our gross-to-net strategy.
Casualty and Specialty Net Premiums Written

Nine months ended September 30,	2023	2022	Change
(in thousands)
Net premiums written	$3,271,410	$3,375,883	$(104,473)

Net premiums written in our Casualty and Specialty segment decreased by $104.5 million, or (3.1)%, consistent with the changes in gross premium written, partially offset by an overall reduction in our retrocessional purchases.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $170.7 million in the nine months ended September 30, 2023, compared to $106.9 million in the nine months ended September 30, 2022. In the nine months ended September 30, 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 63.6%, an underwriting expense ratio of 30.7% and a combined ratio of 94.3%, compared to 65.1%, 30.8% and 95.9%, respectively, in the nine months ended September 30, 2022.
The improvement in the Casualty and Specialty segment combined ratio in the nine months ended September 30, 2023 to 94.3% was principally driven by a decrease of 1.5 percentage points in the net claims and claim expense ratio, primarily as a result of lower current accident year attritional losses from a shift in mix of business toward specialty lines which carry lower expected attritional loss ratios. During the nine months ended September 30, 2023 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $37.6 million, or 1.3 percentage points, compared to $16.6 million, or 0.7 percentage points during the nine months ended September 30, 2022. The net favorable development during the nine months ended September 30, 2023 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our other specialty and credit lines of business, while the net favorable development during the nine months ended September 30, 2022 was largely driven by our credit lines of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income

Nine months ended September 30,	2023	2022	Change
(in thousands)
Management fee income
Joint ventures	$89,774	$43,369	$46,405
Structured reinsurance products and other	20,676	20,250	426
Managed funds	18,380	19,299	(919)
Total management fee income	128,830	82,918	45,912

Performance fee income
Joint ventures	32,039	2,849	29,190
Structured reinsurance products and other	4,412	2,060	2,352
Managed funds	730	505	225
Total performance fee income	37,181	5,414	31,767
Total fee income	$166,011	$88,332	$77,679

In the nine months ended September 30, 2023, total fee income earned through our third-party capital management activities increased by $77.7 million, to $166.0 million, compared to $88.3 million in the nine months ended September 30, 2022, driven by both higher management fee income and higher performance fee income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
The increase in management fee income of $45.9 million reflected increased capital managed at DaVinci, Vermeer, and Medici, the increase in premium in Fontana, as well as the recording of management fees in DaVinci that were previously deferred as a result of the weather-related large losses experienced in prior years, as compared to the deferral of management fees during 2022, as a result of the weather-related large losses.
Performance fee income increased $31.8 million compared to the nine months ended September 30, 2022, driven by favorable current year underwriting results.
The fees earned through third-party capital management are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income, (reduction to underwriting loss), through a decrease in operating expenses or acquisition expenses, as detailed in the table below.

Nine months ended September 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$28,198	$36,278	$(8,080)
Equity in earnings of other ventures	(1,004)	69	(1,073)
Net income (loss) attributable to redeemable noncontrolling interest	138,817	51,985	86,832
Total fee income	$166,011	$88,332	$77,679

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses. The $28.2 million includes $33.7 million of management fee income, recorded as a reduction to operating expenses and $(5.5) million of performance fee income recorded as an increase to acquisition expenses (2022 - $36.3 million, $35.6 million and $0.6 million, respectively).

In addition to the $28.2 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Nine months ended September 30,	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$28,198	$36,278	$(8,080)
Underwriting income (loss) - additional fee income on underwriting-related activities	72,405	69,797	2,608
Total fees recorded through underwriting income (loss)(1)	$100,603	$106,075	$(5,472)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	1.9%	2.3%	(0.4)	pts

(1)The $100.6 million includes $92.8 million of management fee income, recorded as a reduction to operating expenses and $7.8 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $106.1 million, $92.3 million and $13.8 million, respectively).
Net Investment Income

Nine months ended September 30,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$514,020	$246,146	$267,874
Short term investments	149,903	17,134	132,769
Equity investments trading	6,675	13,390	(6,715)
Other investments
Catastrophe bonds	142,936	63,343	79,593
Other	65,422	23,704	41,718
Cash and cash equivalents	13,009	1,250	11,759
	891,965	364,967	526,998
Investment expenses	(15,817)	(16,272)	455
Net investment income	$876,148	$348,695	$527,453

Net investment income was $876.1 million in the nine months ended September 30, 2023, compared to $348.7 million in the nine months ended September 30, 2022, an increase of $527.5 million. The increase was primarily driven by higher average invested assets and higher yielding assets in the fixed maturity, short term and catastrophe bond portfolios.

Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$33,193	$26,534	$6,659
Gross realized losses on fixed maturity investments trading	(333,282)	(648,333)	315,051
Net realized gains (losses) on fixed maturity investments trading	(300,089)	(621,799)	321,710
Net unrealized gains (losses) on fixed maturity investments trading	14,007	(824,662)	838,669
Net realized and unrealized gains (losses) on fixed maturity investments trading	(286,082)	(1,446,461)	1,160,379
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(22,295)	(161,946)	139,651
Net realized gains (losses) on equity investments	(27,503)	38,638	(66,141)
Net unrealized gains (losses) on equity investments	62,039	(222,074)	284,113
Net realized and unrealized gains (losses) on equity investments	34,536	(183,436)	217,972
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	94,786	(159,913)	254,699
Net realized and unrealized gains (losses) on other investments - other	7,638	(16,868)	24,506
Net realized and unrealized gains (losses) on investments	$(171,417)	$(1,968,624)	$1,797,207

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps, total return swaps, and warrants), and equity investments related derivatives (equity futures). See “Note 13. Derivative Instruments” for additional information.
Net realized and unrealized losses on investments were $171.4 million in the nine months ended September 30, 2023, compared to losses of $2.0 billion in the nine months ended September 30, 2022, an improvement of $1.8 billion. Principally impacting our net realized and unrealized losses on investments in the nine months ended September 30, 2023 were:
•net realized and unrealized losses on our fixed maturity investments trading of $286.1 million compared to losses of $1.4 billion in the nine months ended September 30, 2022, an improvement of $1.2 billion, driven by interest rate increases in each period, but which were generally lower in the nine months ended September 30, 2023;
•net realized and unrealized gains on catastrophe bonds of $94.8 million, compared to net realized and unrealized losses of $159.9 million in the nine months ended September 30, 2022. The net realized and unrealized gains and losses are primarily reflected in the Medici portfolio, and predominantly attributable to third party investors allocated through net income (loss) attributable to redeemable noncontrolling interest. Net realized and unrealized gains in the nine months ended September 30, 2023 were the result of the tightening of risk spreads in the wider catastrophe bond market, as compared to the nine months ended September 30, 2022, when there was a widening of risk spreads;
•net realized and unrealized gains on equity investments of $34.5 million compared to net losses of $183.4 million in the nine months ended September 30, 2022, an improvement of $218.0 million. Both the current and comparative equity investment results were in line with wider equity market movements. We reduced our exposure to public equities during the nine months ended September 30, 2023, meaning net realized and unrealized gains on equity investments were less prominent in 2023; and
•net realized and unrealized losses on investment-related derivatives of $22.3 million, compared to net realized and unrealized losses of $161.9 million in the nine months ended September 30, 2022. Current period losses were driven by coupon payments on credit default swaps to hedge credit risk, while long interest rate and equity futures were negatively impacted by U.S. treasury rate increases and equity market declines in the nine months ended September 30, 2022.

Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2023	2022	Change
(in thousands)
Net foreign exchange gains (losses)	$(53,877)	$(67,690)	$13,813

In the nine months ended September 30, 2023, net foreign exchange losses were $53.9 million compared to $67.7 million in the nine months ended September 30, 2022. The net foreign exchange losses for the nine months ended September 30, 2023 and 2022 were driven by losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest, and the impact of certain foreign exchange exposures related to our underwriting activities.
Equity in Earnings of Other Ventures

Nine months ended September 30,	2023	2022	Change
(in thousands)
Tower Hill Companies	$18,492	$(6,889)	$25,381
Top Layer Re	9,885	4,255	5,630
Other	(305)	5,366	(5,671)
Total equity in earnings (losses) of other ventures	$28,072	$2,732	$25,340

Earnings from our investments in other ventures was $28.1 million in the nine months ended September 30, 2023, compared to $2.7 million in the nine months ended September 30, 2022, an increase of $25.3 million. The increase was principally driven by increased profitability of our equity investments in the Tower Hill Companies and Top Layer Re.
Corporate Expenses

Nine months ended September 30,	2023	2022	Change
(in thousands)
Corporate expenses	$53,357	$35,238	$18,119

Corporate expenses increased $18.1 million to $53.4 million, in the nine months ended September 30, 2023, compared to $35.2 million in the nine months ended September 30, 2022. The increase was primarily due to expenses associated with the Validus Acquisition.
Income Tax Benefit (Expense)

Nine months ended September 30,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$(44,139)	$64,427	$(108,566)

In the nine months ended September 30, 2023, we recognized an income tax expense of $44.1 million, compared to an income tax benefit of $64.4 million in the nine months ended September 30, 2022. The income tax expense was primarily driven by operating income in our taxable jurisdictions for the nine months ended September 30, 2023, compared to the income tax benefit for the nine months ended September 30, 2022, which was driven by investment losses and lower operating income primarily in our taxable jurisdictions.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$333,490	$(185,692)	$519,182
Redeemable noncontrolling interest - Medici	167,281	(139,635)	306,916
Redeemable noncontrolling interest - Vermeer	151,527	2,471	149,056
Redeemable noncontrolling interest - Fontana	3,688	(12,154)	15,842
Net income (loss) attributable to redeemable noncontrolling interests	$655,986	$(335,010)	$990,996

Our net income attributable to redeemable noncontrolling interests was $656.0 million compared to a net loss of $335.0 million in the nine months ended September 30, 2022, an increase of $991.0 million. The increase was primarily driven by the following:
•DaVinci, which had net income in the nine months ended September 30, 2023, primarily resulting from lower realized and unrealized losses on investments in the nine months ended September 30, 2023, compared to the prior year, driven by the decrease in interest rates discussed previously, higher net investment income, as well as improved underwriting results in the nine months ended September 30, 2023.
•Medici, which had net income in the nine months ended September 30, 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income. This compares to net losses in the nine months ended September 30, 2022, driven by realized and unrealized losses on its catastrophe bond portfolio;
•Vermeer, which had higher net income in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily resulting from higher net investment income and improved underwriting results; and
•Fontana, which had net income in the nine months ended September 30, 2023, primarily due to increased net investment income driven by higher yielding assets.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2023. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022.
Liquidity and Cash Flows
Holding Company Liquidity
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of, or investments in, new or existing companies or books of business of other companies, such as our acquisition of Validus, and (6) certain corporate and operating expenses.
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

At September 30, 2023	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	393,940
Unsecured	475,387
Funds at Lloyd’s Letter of Credit Facility	275,000
$1,144,327

(1)At September 30, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At September 30, 2023, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2023, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £686.3 million (December 31, 2022 - £986.8 million). Actual FAL posted for Syndicate 1458 at September 30, 2023 by RenaissanceRe Corporate Capital (UK) Limited was $887.8 million (December 31, 2022 - $1.0 billion), supported by a $275.0 million letter of credit and a $612.8 million deposit of cash and fixed maturity securities (December 31, 2022 - $275.0 million and $737.6 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As described below, as of September 30, 2023, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts may exceed the amount required under U.S. state regulations. Refer to “Note 17. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2022 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
Assets held under trust at September 30, 2023 with respect to our multi-beneficiary reinsurance trusts totaled $572.7 million and $167.3 million for Renaissance Reinsurance and DaVinci, respectively (December 31, 2022 - $633.7 million and $255.6 million, respectively), compared to the minimum amount required under U.S. state regulations of $405.0 million and $125.9 million, respectively, at September 30, 2023 (December 31, 2022 - $511.4 million and $200.1 million, respectively).
Assets held under trust at September 30, 2023 with respect to our multi-beneficiary reduced collateral reinsurance trusts totaled $173.0 million, $206.0 million, and $101.1 million for Renaissance Reinsurance, DaVinci and RREAG respectively (December 31, 2022 - $172.7 million, $211.0 million and $106.5 million respectively), compared to the minimum amount required under U.S. state regulations of $118.9 million, $127.5 million and $76.3 million, respectively (December 31, 2022 - $146.1 million, $174.7 million and $98.3 million respectively).
Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2022. As of September 30, 2023, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2022, except as described below (including under “Impact of Validus Acquisition on Liquidity and Capital Resources”).
On June 5, 2023, we issued $750.0 million of our 5.750% Senior Notes due 2033. See “Note 15. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” and below under the heading “Impact of Validus Acquisition on Liquidity and Capital Resources” for additional information regarding the Validus Acquisition.
Cash Flows

Nine months ended September 30,	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$1,399,139	$870,488
Net cash provided by (used in) investing activities	(3,509,127)	(1,782,033)
Net cash provided by (used in) financing activities	2,104,136	224,989
Effect of exchange rate changes on foreign currency cash	7,397	31,778
Net increase (decrease) in cash and cash equivalents	1,545	(654,778)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$1,195,884	$1,204,241

2023
During the nine months ended September 30, 2023, our cash and cash equivalents decreased by $1.5 million, to $1,195.9 million at September 30, 2023, compared to $1,194.3 million at December 31, 2022.
Cash flows provided by operating activities. Cash flows provided by operating activities during the nine months ended September 30, 2023 were $1.4 billion, compared to $870.5 million during the nine months ended September 30, 2022. Cash flows provided by operating activities during the nine months ended September 30, 2023 were primarily the result of certain adjustments to reconcile our net income of $1.6 billion to net cash provided by operating activities, including:
•an increase in premiums receivable of $789.3 million due to the timing of receipts and an increase in our gross premiums written;

•a decrease in reinsurance balances payable of $604.7 million, principally driven by the timing of payments related to underwriting activity and the redemption of capital from Upsilon RFO; partially offset by
•an increase in unearned premiums of $663.4 million due to gross premiums written across both our Property and Casualty and Specialty segments;
•a decrease in reinsurance recoverable of $457.7 million due to the decrease in recoverables associated with 2022 Weather-Related Large Losses; and
•net realized and unrealized losses on investments of $149.1 million, primarily driven by interest rate increases.
Cash flows used in investing activities. During the nine months ended September 30, 2023, our cash flows used in investing activities were $3.5 billion, principally reflecting net purchases of fixed maturity investments trading of $1.8 billion, short term investments of $1.8 billion, and other investments of $526.0 million, partially offset by cash flows from net sales of equity investments trading of $564.3 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, and cash flows provided by the capital raised as part of our financing plan for the Validus Acquisition, as described below, whereas the net purchase of other investments during the nine months ended September 30, 2023, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows provided by financing activities. Our cash flows provided by financing activities in the nine months ended September 30, 2023 were $2.1 billion, and were principally the result of:
•the issuance of 7,245,000 of our common shares in an underwritten public offering at a public offering price of $192.00 per share. The total net proceeds from the offering were $1,351.6 million;
•the issuance of $750.0 million of 5.750% Senior Notes due June 5, 2033, with net proceeds from the offering of $740.6 million;
•net inflows of $143.7 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci; partially offset by
•dividends paid on our common and preference shares of $55.2 million and $26.5 million, respectively; and
•repayment of debt of $30.0 million related to the Medici Revolving Credit Facility.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At September 30, 2023	At December 31, 2022	Change
(in thousands)
Common shareholders’ equity	$6,838,617	$4,575,274	$2,263,343
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	7,588,617	5,325,274	2,263,343

5.750% Senior Notes due 2033	740,887	—	740,887
3.600% Senior Notes due 2029	394,906	394,221	685
3.450% Senior Notes due 2027	298,146	297,775	371
3.700% Senior Notes due 2025	299,444	299,168	276
4.750% Senior Notes due 2025 (DaVinci) (1)	149,510	149,278	232
Total senior notes	1,882,893	1,140,442	742,451
Medici Revolving Credit Facility (2)	—	30,000	(30,000)
Total debt	$1,882,893	$1,170,442	$712,451

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At September 30, 2023, no amounts were issued or drawn under this facility.
Our shareholders’ equity attributable to RenaissanceRe increased $2.3 billion during the nine months ended September 30, 2023 principally as a result of:
•the sale of 7,245,000 common shares at the public offering price of $192.00 per share for total net proceeds of approximately $1,352.0 million, which were used to fund a portion of the cash consideration for the Validus Acquisition subsequent to September 30, 2023, and to pay related costs and expenses, and for general corporate purposes, and
•our comprehensive income attributable to RenaissanceRe of $976.6 million; partially offset by
•$55.2 million and $26.5 million of dividends on our common and preference shares, respectively.
Our total debt increased by $712.5 million during the nine months ended September 30, 2023 principally as a result of the issuance of $750.0 million of 5.750% Senior Notes due 2033. The net proceeds of approximately $741.0 million were used to fund a portion of the cash consideration for the Validus Acquisition subsequent to September 30, 2023, and to pay related costs and expenses, and for general corporate purposes. See “Note 15. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the Validus Acquisition. The increase from the net proceeds was partially offset by the repayment of the Medici Revolving Credit Facility of $30.0 million during the nine months ended September 30, 2023.
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
Impact of Validus Acquisition on Liquidity and Capital Resources
On November 1, 2023, the Company completed the Validus Acquisition and paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement (the “Base Common Share Consideration”). We funded the cash consideration paid by RenaissanceRe from available cash resources and the liquidation of certain of our fixed maturity investments trading. We also funded a portion of the cash consideration with the net proceeds received of approximately $1,352.0 million from the equity offering completed on May 26, 2023, and the net proceeds received of approximately $741.0 million from the offering of 5.750% Senior Notes due 2033 completed on June 5, 2023. The proceeds of the equity offering and Senior Notes were invested in U.S. Treasuries and short term investments, and converted to cash around the time of the closing of the Validus Acquisition to fund the total cash consideration equal to $2.735 billion.
We incurred $14.7 million of corporate expenses associated with the Validus Acquisition in the nine months ended September 30, 2023 and expect to incur additional costs and expenses associated with the Validus Acquisition over the course of 2023. These additional one time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
Following the close of the transaction, we continue to anticipate that our operating subsidiaries will have adequate capital resources and sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments and other similar distributions to RenaissanceRe and that we will have adequate capital resources, or access to capital resources, to meet our obligations, including dividend payments to our common and preferred shareholders, interest payments on our senior notes and other liabilities, as they come due.
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

Investments
The table below shows our invested assets:

	September 30, 2023		December 31, 2022		Change
(in thousands, except percentages)
U.S. treasuries	$8,587,946	33.1%	$7,180,129	32.3%	$1,407,817
Corporate (1)	4,482,082	17.3%	4,390,568	19.8%	91,514
Agencies	460,936	1.8%	395,149	1.8%	65,787
Non-U.S. government	403,758	1.5%	383,838	1.7%	19,920
Residential mortgage-backed	806,120	3.1%	710,429	3.2%	95,691
Commercial mortgage-backed	210,942	0.8%	213,987	1.0%	(3,045)
Asset-backed	1,131,262	4.3%	1,077,302	4.8%	53,960
Total fixed maturity investments, at fair value	16,083,046	61.9%	14,351,402	64.6%	1,731,644
Short term investments, at fair value	6,519,207	25.1%	4,669,272	21.0%	1,849,935
Equity investments, at fair value	95,342	0.4%	625,058	2.8%	(529,716)
Catastrophe bonds	1,697,810	6.5%	1,241,468	5.6%	456,342
Fund investments	1,303,740	5.0%	1,086,706	4.9%	217,034
Term loans	98,876	0.4%	100,000	0.5%	(1,124)
Direct private equity investments	67,515	0.3%	66,780	0.3%	735
Total other investments, at fair value	3,167,941	12.2%	2,494,954	11.2%	672,987
Investments in other ventures, under equity method	101,103	0.4%	79,750	0.3%	21,353
Total investments	$25,966,639	100.0%	$22,220,436	100.0%	$3,746,203

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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2023	December 31, 2022	Change
(in thousands)
Catastrophe bonds	$1,697,810	$1,241,468	$456,342
Fund investments	1,303,740	1,086,706	217,034
Term loans	98,876	100,000	(1,124)
Direct private equity investments	67,515	66,780	735
Total other investments	$3,167,941	$2,494,954	$672,987

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. A net loss of $3.0 million is recorded for the nine months ended September 30, 2023 (2022 - net income of $19.8 million for the nine months ended September 30, 2022), representing the change in estimate during the period related to the difference between our estimate recorded on December 31, 2022 (2022 - December 31, 2021), due to the lag in reporting discussed above, and the actual amount reported in the final net asset values provided by our fund managers in the current year.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to fund investments, term loans, direct private equity investments and investments in other ventures of $3.3 billion, of which $1.8 billion has been contributed at September 30, 2023 (December 31, 2022 - $2.9 billion and $1.7 billion, respectively). Our remaining commitments to these investments at September 30, 2023 totaled $1.5 billion (December 31, 2022 - $1.2 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of October 30, 2023 are presented below.

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
As of October 30, 2023, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2022.

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

Summarized Balance Sheets

(in thousands)	September 30, 2023	December 31, 2022
Assets
Receivables due from non-obligor subsidiaries	$8,476	$370,219
Other current assets	1,775,135	216,909
Total current assets	$1,783,611	$587,128

Goodwill and other intangibles	$102,312	$104,718
Loan receivable from non-obligor subsidiaries	905,596	874,721
Other noncurrent assets	1,271,069	186,279
Total noncurrent assets	$2,278,977	$1,165,718

Liabilities
Payables due to non-obligor subsidiaries	$27,666	$16,049
Other current liabilities	102,854	95,792
Total current liabilities	$130,520	$111,841

Loan payable to non-obligor subsidiaries	$203,318	$201,380
Other noncurrent liabilities	1,834,948	1,092,728
Total noncurrent liabilities	$2,038,266	$1,294,108

Summarized Statement of Operations

(in thousands)	Nine months ended September 30, 2023
Revenues
Intercompany revenue with non-obligor subsidiaries	$63,929
Other revenue	55,261
Total revenues	119,190
Expenses
Intercompany expense with non-obligor subsidiaries	36,360
Other expense	160,021
Total expenses	196,381
Income tax benefit (expense)	4,806
Net income (loss)	(72,385)
Dividends on RenaissanceRe preference shares	(26,531)
Net income (loss) attributable to Obligor Group	$(98,916)

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

Validus Acquisition

On November 1, 2023, we completed the Validus Acquisition, accelerating our strategy at a critical juncture in the reinsurance cycle. We believe that the Validus Acquisition has several significant strategic benefits for us, and advances our position as a global property and casualty reinsurer, providing additional scale and diversification, and increasing our importance with customers and brokers. Through the Validus Acquisition, we have gained access to a large book of reinsurance business that is closely aligned with our existing business mix, which we believe is attractive and will accelerate our growth in a favorable market.

We believe that the Validus Acquisition is immediately accretive to our shareholders across our three drivers of profit and key financial metrics. At the same time, we have expanded our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased strategic engagement. We have a dedicated integration team that has reviewed Validus’s operating model, processes and systems so that we can best bring together the operations of our two companies.

Reinsurance Market Trends and Developments

Over the course of 2023, we have seen a shift in the reinsurance market environment that we think has inured to our benefit. We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. Overall, the shift in the reinsurance market environment has resulted in an increase in rates across certain lines of business at the January 1, April 1 and June 1 renewals.

Industry insured losses in 2023 are likely to once again exceed $100 billion, and inflation, climate change and geopolitical instability have continued to drive exposure. At the same time, we have seen little new capital enter the market, putting even more pressure on the demand for reinsurance.

As we head into the January 1 renewals, we believe that we are in a favorable position. Over the past year we achieved a significant step change in property catastrophe rates and terms and conditions. We think that this will result in further alignment between customer expectations and the market moving into the January 1 renewals. We believe that we have a robust excess capital position, which we may utilize to meet the demand that we foresee in the market at the January 1 renewals. Additionally, the Validus Business affords us considerable flexibility to remain disciplined.

We believe that our understanding of volatility places us in a preferred position to accept risk, and we continue to see strong opportunities for growth across our portfolio. We have a strategic commitment to reinsurance that we think enhances our value proposition to customers because our reinsurance participation is consistent and broad, and our focus on reinsurance minimizes potential channel conflict with our customers. This commitment is only reinforced by the Validus Acquisition.

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

General Economic Conditions

We believe the stresses in the global economy will continue and that this may result in increased market volatility. Global events and geopolitical instability have contributed to widespread economic inflation. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and have enhanced our inflation framework to proactively monitor this trend.

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

In the third quarter of 2023, the government of Bermuda announced its intention to implement a 15% corporate income tax effective January 1, 2025. If this occurs, and if the OECD's Pillar Two regime is implemented in the jurisdictions in which we operate, there may be an increase in the Company's income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.

Three Drivers of Profit

We had strong overall performance in the third quarter of 2023, reflecting solid contributions from each of our three drivers of profit. This performance was a reflection of our strategy of generating diversified earnings streams for our business across underwriting income, fee income and investment income. Our strong financial results were obtained even with catastrophe losses and the impact of the financial drag from the capital that we raised to fund the Validus Acquisition.

Underwriting Income

Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that we believe will generate the best returns. In the third quarter of 2023, our gross premiums written decreased as compared to the prior year period, primarily due to the impact of lower reinstatement premiums, non-recurring deals, and active cycle management.

We have been engaging with our customers and brokers on the Validus Acquisition, and have received consistently positive feedback. We believe that through our integrated system, and with the support of our Capital Partners unit, we can support the Validus Business underwriting portfolio using less capital than Validus required, making it more attractive to us.

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

Our Property segment had strong performance this quarter even against a backdrop of continuing catastrophe activity. Due to the underwriting changes we made during the course of the year, including requiring higher rates and attachment points, this catastrophe activity had a smaller impact on our financial results than it otherwise may have. In line with previous quarters, we have continued to reduce risk in the other property business.

Casualty and Specialty

We continue to see opportunities across multiple lines of business and geographies within our Casualty and Specialty segment, and we have expanded participation on multiple casualty and specialty lines. However, different lines of business are at different points in their respective cycles, and we have been managing these cycles through strong underwriting discipline.

Overall, we are pleased with the position of this portfolio. We think that our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. As a result, growth in the other specialty class of business was offset by reductions in the professional liability class of business. This is the positive result of portfolio shaping to emphasize classes with the most attractive returns while managing the cycle where returns are more challenged.

Fee Income

Our Capital Partners unit continues to grow into an attractive market. The financial results for the third quarter of 2023 reflect the increase in capital that our Capital Partners unit manages on behalf our partners, as well as strong underwriting results.

We view this as a growing and sustainable driver of profit that we expect will continue to generate increasing low-volatility management fee income. As the catastrophe bond market remains active, we have seen strong capital inflows into Medici and other catastrophe bond vehicles from both new and existing investors. We continue to deepen our relationship with AIG, and remain on track for them to make a significant investment in our Capital Partners business.

Investment Income

Historic increases in interest rates have driven significant short-term mark-to-market losses in our investment portfolio. However, we continue to see momentum for an increase in net investment income from our investment portfolio as interest rates have risen.

We are benefiting from higher interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities over the past year. However, we continue to maintain a defensive position for our investment portfolio. In the third quarter of 2023, we benefited from higher invested assets related to the capital that we raised to fund the Validus Acquisition.

With the close of the Validus Acquisition, we obtained a large investment portfolio that supports a pool of reserves to which we anticipate having limited exposure due to our reserve development agreement with AIG. As a result, we expect this to contribute to our investment income in future periods.

See the “Risk Factors” section in our Form 10-K, filed with the SEC on February 8, 2023, and Item 1A of this Quarterly Report on Form 10-Q, for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
Except as described below, there were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2022, during the nine months ended September 30, 2023. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2022 for a discussion of our exposure to these risks.
As a result of the Validus Acquisition, which closed on November 1, 2023, Validus’s assets and liabilities were consolidated with RenaissanceRe and subject to our existing policies for addressing the markets risks noted herein. Further, we anticipate increased exposure to each of these market risks, resulting from an increase in the size of our investment portfolio. We do not currently anticipate significant changes in how those exposures are managed in future reporting periods based upon what is known or expected to be in effect in future reporting periods, including the Validus Acquisition.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•Customers of the Validus Business may reduce, delay or defer decisions concerning their use of the insurance and reinsurance products and services of the Validus Business as a result of the Validus Acquisition or uncertainties related to the consummation of the Validus Acquisition, including any potential unfamiliarity with our brand in regions where we have not had a significant presence prior to the time of the Validus Acquisition.
•Integrating the Validus Business with our existing operations will require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures and combine separate information technology platforms.
•Future growth of our business and the Validus Business will require, among other things, the continued development of adequate underwriting and claim handling capabilities and skills, sufficient capital base, increased marketing and sales activities, and the hiring and training of new personnel.
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
The financial position, results of operations and cash flows of Validus Re presented in the historical financial statements of Validus Re, which we have previously disclosed, are the financial statements of Validus Re only, and not of all of the Validus entities to be acquired in the Validus Acquisition, and accordingly they do not present a complete picture of the Validus Business. Further, the financial statements of Validus Re as of and for the year ended December 31, 2022, do not reflect the financial position, results of operations and cash flows of Validus Re at any point in time subsequent to December 31, 2022, including as of or for the quarters ended March 31, 2023, June 30, 2023, or September 30, 2023 for which financial statements have not been provided.
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
The table below details the repurchases that were made under the program during the third quarter of 2023, and includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
July 1 - 31, 2023	—	$—	—	$—	—	$—	$500,000
August 1 - 31, 2023	359	$188.70	359	$188.70	—	$—	$500,000
September 1 - 30, 2023	5,769	$189.64	5,769	$189.64	—	$—	$500,000
Total	6,128	$189.58	6,128	$189.58	—	$—	$500,000

During the nine months ended September 30, 2023, we did not repurchase common shares pursuant to our publicly announced share repurchase program. At September 30, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
During the three months ended September 30, 2023, the following directors or officers of the Company adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5–1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended): (i) on August 21, 2023, David E. Marra, Executive Vice President and Chief Underwriting Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 11,000 shares of RenaissanceRe common stock between November 14, 2023 and October 31, 2025, subject to certain conditions; and (ii) on August 23, 2023, Robert Qutub, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 7,500 shares of RenaissanceRe common stock between November 21, 2023 and November 21, 2025, subject to certain conditions.

ITEM 6.        EXHIBITS

2.1(a)	Letter Agreement, dated August 7, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc.
2.1(b)+	Letter Agreement, dated November 1, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc.
10.1(a)*	Separation and Release Agreement, dated August 2, 2023, between RenaissanceRe Holdings Ltd. and Ian D. Branagan.
10.1(b)*	Consulting Agreement, dated September 1, 2023, between RenaissanceRe Holdings Ltd. and Ian D. Branagan.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
* Represents management contract or compensatory plan or arrangement.
+ Certain information in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: November 2, 2023    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 2, 2023    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)