Form 10-K
period 2023-12-31
RENAISSANCERE HOLDINGS LTD
filed 2024-02-21
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2023 was $9.4 billion based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 14, 2024 was 52,694,415.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2024 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2023, of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates; the impact of the Validus Acquisition on our business; the consequences of our strategic decisions; the performance of our underwriting portfolio, Capital Partners unit, and investment portfolio; and the impact of general economic conditions such as changes in inflation and interest rates on our results of operations. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the (re)insurance industries, and our integration of, and realization of benefits from, the Validus Acquisition (as hereinafter defined).
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
•our reliance on a small number of brokers;
•the highly competitive nature of our industry;
•the historically cyclical nature of the (re)insurance industries;
•collection on claimed retrocessional coverage, and new retrocessional reinsurance being available on acceptable terms or at all;
•our ability to attract and retain key executives and employees;
•our ability to successfully implement our business, strategies and initiatives;
•difficulties in integrating the Validus Business;
•our exposure to credit loss from counterparties;
•our need to make many estimates and judgments in the preparation of our financial statements;
•our exposure to risks associated with our management of capital on behalf of investors in joint ventures or other entities we manage;
•changes to the accounting rules and regulatory systems applicable to our business, including changes in Bermuda and U.S. laws or regulations;
•the effect of current or future macroeconomic or geopolitical events or trends, including the ongoing conflicts between Russia and Ukraine, and Israel and Hamas;
•other political, regulatory or industry initiatives adversely impacting us;
•our ability to comply with covenants in our debt agreements;

•the effect of adverse economic factors, including changes in the prevailing interest rates;
•the impact of cybersecurity risks, including technology breaches or failure;
•a contention by the IRS that any of our Bermuda subsidiaries are subject to taxation in the U.S.;
•the effects of new or possible future tax reform legislation and regulations in the jurisdictions in which we operate, including recent changes in Bermuda tax law;
•our ability to determine any impairments taken on our investments;
•our ability to raise capital on acceptable terms, including through debt instruments, the capital markets, and third party investments in our joint ventures and managed fund partners;
•our ability to comply with applicable sanctions and foreign corrupt practices laws; and
•our dependence on capital distributions from our operating subsidiaries.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, as well as those discussed in more detail in “Part I, Item 1A. Risk Factors,” in this Form 10-K, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance that specializes in matching desirable risk with efficient capital. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Canada, Ireland, Singapore, Switzerland, the U.K., and the U.S. We are one of the world’s leading providers of property, casualty and specialty reinsurance solutions.
Our mission is to match desirable risk with efficient capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to enable our purpose of protecting communities and enabling prosperity. We seek to accomplish these goals by (i) being a trusted, long-term partner to our customers for assessing and managing risk, (ii) delivering responsive and innovative solutions, (iii) leveraging our core capabilities of risk assessment and information management, (iv) investing in these core capabilities in order to serve our customers across market cycles, and (v) keeping our promises.
Our core products include property, casualty and specialty reinsurance, and certain insurance products, principally distributed through intermediaries with whom we have cultivated strong long-term relationships. Our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance, and (2) Casualty and Specialty, which is comprised of general casualty, professional liability, credit and other specialty (re)insurance. The underwriting results of our consolidated operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Our strategy focuses on operating as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly.
We have three principal drivers of profit that generate diversified earnings streams for our business - underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By accepting the volatility that this business brings, we believe that we can generate superior long-term returns and achieve our vision. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio with a focus on fixed income investments. Compared to underwriting income, we view fee income, in particular management fee income, and investment income, as relatively stable, less volatile, and capital efficient sources of income.
We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends. We believe this metric is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time.

Our current business strategy focuses predominantly on writing reinsurance. We also write excess and surplus lines insurance through delegated authority arrangements, and typically underwrite insurance risks in portfolio form. Additionally, we pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.
VALIDUS ACQUISITION
On November 1, 2023, we completed the Validus Acquisition in accordance with the Stock Purchase Agreement dated May 22, 2023 between RenaissanceRe Holdings Ltd. and American International Group, Inc., a Delaware corporation and NYSE-listed company, pursuant to which, upon the terms and subject to the conditions thereof, we, or one of our subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of Validus Holdings, Ltd. and Validus Specialty, LLC. Substantially all of the assets of Validus Holdings are comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. Pursuant to the Stock Purchase Agreement, we also acquired the renewal rights, records and customer relationships of the assumed treaty reinsurance business of Talbot Underwriting Limited, an affiliate of AIG, a specialty (re)insurance group operating within the Lloyd’s market.
In connection with the Validus Acquisition, on November 1, 2023, we paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement. The value of the acquisition consideration was $3.020 billion as of the closing date. We also entered into a registration rights agreement with AIG in respect of the shares issued to AIG. AIG also received an option to make a substantial investment into our Capital Partners vehicles, which was exercised effective January 1, 2024.
We believe that the Validus Acquisition has several significant strategic benefits for us. We believe that it advances our strategy as a global property and casualty reinsurer, providing additional scale and increasing our importance with customers and brokers. Through the Validus Acquisition, we gained access to a large, attractive book of reinsurance business that was closely aligned with our existing business mix, accelerating our growth in a favorable market. We believe our increased scale following the Validus Acquisition positions us among the five largest global property and casualty reinsurers. The Validus Acquisition was immediately accretive to our shareholders upon completion. At the same time, we have deepened, and intend to continue to deepen, our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased future strategic engagement.
CORPORATE STRATEGY
Our mission is to match desirable risk with efficient capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to fulfill our purpose to protect communities and enable prosperity. Our strategy for achieving these objectives, which is supported by our core values, our principles and our culture, is to operate an integrated system of three competitive advantages: superior customer relationships, superior risk selection and superior capital management. We believe all three competitive advantages are required to achieve our objectives, and we aim to seamlessly coordinate the delivery of these competitive advantages for the benefit of our shareholders, ceding insurers, brokers, investors in our joint ventures and managed funds, and other stakeholders. We believe that we have adopted a focused and unique strategic position within the marketplace as a global reinsurer, and aspire to be a leading aggregator of volatility.
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
Superior Capital Management. We aim to match the portfolio of risk that we build with the most appropriate form(s) of capital. As a result of our strategy and the diversified nature of our business, we believe that we are uniquely positioned to utilize various forms of capital depending on the situation. We access capital through joint ventures, managed funds, ceded retrocession, debt and equity markets, and other structures to support underwriting opportunities, and we prudently manage our capital position, which may include returning capital when we believe it would be beneficial. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. In our capital partners business, we aim to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate profit commissions, diversify our portfolio, and provide attractive risk-adjusted returns to our capital providers.
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
UNDERWRITING SEGMENTS
Underwriting Income
Our first driver of profit is underwriting income, which we earn on our core underwriting business. Our underwriting results are reflected in our reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds; and (2) Casualty and Specialty, which is comprised of general casualty, professional liability, credit and other specialty (re)insurance written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds. Our underwriting results reflect the full value of the business written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds, before we reflect the interests of third-party investors in our consolidated joint ventures and managed funds that are not retained by us.
The following table shows gross premiums written allocated to each of our segments. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,	2023		2022		2021
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property	$3,562,414	40.2%	$3,734,241	40.5%	$3,958,724	50.5%
Casualty and Specialty	5,299,952	59.8%	5,479,299	59.5%	3,875,074	49.5%
Total gross premiums written	$8,862,366	100.0%	$9,213,540	100.0%	$7,833,798	100.0%

Across our segments, we write proportional business, excess of loss business, and business through delegated authority arrangements. The business we write through delegated authority arrangements is primarily insurance business. We view our insurance business through a reinsurance lens, with a focus on approaching it as a portfolio of risks. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely vary in the future. Proportional and delegated authority business typically have relatively higher premiums per unit of expected underwriting income as well as a higher acquisition expense ratio and combined ratio than traditional excess of loss reinsurance, as these coverages tend to be exposed to relatively more attritional, and frequent, losses while being subject to less expected severity.

The following table shows gross premiums written by type of risk in each of our segments:

Year ended December 31, 2023	Property	Casualty and Specialty	Total
(in thousands)
Excess of loss	$2,468,566	$857,957	$3,326,523
Proportional	667,074	4,102,088	4,769,162
Delegated authority	426,774	339,907	766,681
Total gross premiums written	$3,562,414	$5,299,952	$8,862,366

Year ended December 31, 2022
(in thousands)
Excess of loss	$2,354,919	$914,607	$3,269,526
Proportional	785,394	4,092,210	4,877,604
Delegated authority	593,928	472,482	1,066,410
Total gross premiums written	$3,734,241	$5,479,299	$9,213,540

Year ended December 31, 2021
(in thousands)
Excess of loss	$2,485,999	$663,749	$3,149,748
Proportional	924,342	2,853,339	3,777,681
Delegated authority	548,383	357,986	906,369
Total gross premiums written	$3,958,724	$3,875,074	$7,833,798

Property Segment
Our Property segment includes our catastrophe class of business, principally comprised of excess of loss reinsurance and excess of loss retrocessional reinsurance, which insures insurance and reinsurance companies against natural and man-made catastrophes. It also includes our other property class of business, primarily comprised of proportional reinsurance, property per risk, property (re)insurance, binding facilities and regional U.S. multi-line reinsurance, which have exposure to natural and man-made catastrophes.
The following table shows gross premiums written in our Property segment allocated by class of business:

Year ended December 31,	2023		2022		2021
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Catastrophe	$2,146,323	60.2%	$2,076,752	55.6%	$2,235,736	56.5%
Other property	1,416,091	39.8%	1,657,489	44.4%	1,722,988	43.5%
Total Property segment gross premiums written	$3,562,414	100.0%	$3,734,241	100.0%	$3,958,724	100.0%

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
The following table shows gross premiums written in our Casualty and Specialty segment aggregated by class of business:

Year ended December 31,	2023		2022		2021
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
General casualty (1)	$1,730,102	32.6%	$1,560,594	28.5%	$1,258,536	32.5%
Professional liability (2)	1,212,393	22.9%	1,728,570	31.5%	1,283,864	33.1%
Credit (3)	769,321	14.5%	1,062,183	19.4%	498,946	12.9%
Other specialty (4)	1,588,136	30.0%	1,127,952	20.6%	833,728	21.5%
Total Casualty and Specialty segment gross premiums written	$5,299,952	100.0%	$5,479,299	100.0%	$3,875,074	100.0%

(1)	Includes automobile liability, casualty clash, employer’s liability, umbrella or excess casualty, workers’ compensation and general liability.
(2)	Includes directors and officers, medical malpractice, professional indemnity and transactional liability.
(3)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.
(4)
Includes accident and health, agriculture, aviation, cyber, energy, marine, satellite and terrorism. Lines of business such as regional multi-line and whole account may have characteristics of various other classes of business, and are allocated accordingly.

We offer our casualty and specialty reinsurance products principally on a proportional basis, and we also provide excess of loss coverage. These products frequently include tailored features such as limits or sub-limits which we believe help us manage our exposures. Any liability exceeding, or otherwise not subject to, such limits reverts to the cedant. Certain casualty and specialty lines of business such as marine, energy and terrorism are also exposed to catastrophe risk, and we seek to appropriately estimate and manage correlations between these lines and our property reinsurance portfolio.
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
The following table sets forth the amounts and percentages of our gross premiums written by territory of coverage exposure:

Year ended December 31,	2023		2022		2021
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property Segment
U.S. and Caribbean	$2,303,013	26.0%	$2,343,830	25.5%	$2,257,088	28.8%
Worldwide	798,623	9.0%	1,053,369	11.4%	1,188,737	15.2%
Japan	85,823	1.0%	104,767	1.1%	114,981	1.5%
Australia and New Zealand	70,107	0.8%	86,080	0.9%	69,188	0.9%
Europe	163,500	1.9%	62,998	0.7%	253,678	3.2%
Worldwide (excluding U.S.) (1)	70,646	0.8%	37,436	0.4%	34,742	0.4%
Other	70,702	0.8%	45,761	0.5%	40,310	0.5%
Total Property Segment	3,562,414	40.3%	3,734,241	40.5%	3,958,724	50.5%
Casualty and Specialty Segment
U.S. and Caribbean	2,333,096	26.3%	2,556,466	27.7%	1,721,663	22.0%
Worldwide	2,280,687	25.7%	2,328,030	25.3%	1,746,450	22.3%
Europe	197,228	2.2%	327,831	3.6%	217,721	2.8%
Worldwide (excluding U.S.) (1)	130,334	1.5%	177,746	1.9%	108,376	1.4%
Australia and New Zealand	27,397	0.3%	35,973	0.4%	29,001	0.4%
Other	331,210	3.7%	53,253	0.6%	51,863	0.6%
Total Casualty and Specialty Segment	5,299,952	59.7%	5,479,299	59.5%	3,875,074	49.5%
Total gross premiums written	$8,862,366	100.0%	$9,213,540	100.0%	$7,833,798	100.0%

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
Renaissance Reinsurance is our primary flagship balance sheet, through which we have broad exposure to a range of risks. Our other balance sheets allow us to optimize where and how we write specific risks, considering geographic location, regulatory flexibility, and the ability to access different markets of risk. For example, RenaissanceRe Specialty U.S. writes excess and surplus U.S. risk which can be supported on a quota share reinsurance or delegated authority basis through managing general agents, and RREAG focuses on writing specialty risks across the European market and in other jurisdictions utilizing its branches and our reinsurance intermediaries. We utilize our integrated and flexible underwriting platform to ensure that risks are matched with the optimal principal wholly-owned operating subsidiary balance sheet. We expect to merge certain Validus entities, including Validus Re and Validus Switzerland, into our existing operating structure.

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
Our capital management business is one of the oldest, largest and most respected in the industry and provides us with a larger capital base, through which we are able to write more business and reach a broader customer base. In addition to the business that we write for our own account, we also write risk with capital provided by third parties. Because we often co-invest alongside our third-party capital providers, we view them as partners in achieving our mission of matching desirable risk with efficient capital. Our third-party capital partners are typically institutional investors seeking investment returns that are less correlated with the broader capital markets.
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
Managed Joint Ventures and Managed Funds
We manage a number of joint ventures and managed funds which provide us with an additional presence in the market, enhance our client relationships and generate fee income and profit commissions. Currently, our principal joint ventures and managed funds include DaVinci, Top Layer, Fontana, Medici, Upsilon and Vermeer.

		December 31, 2023
Entity	Consolidated (1)	RenaissanceRe’s Economic Ownership (2)	Generates Management Fee Income (3)	Generates Performance Fee Income (4)
DaVinci	X	27.8%	X	X
Fontana	X	31.6%	X	X
Medici	X	11.7%	X	—
Vermeer	X	0%	X	—
Top Layer	— (5)	—	X	—
Upsilon	X (6)	—	X	X

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
(5)Top Layer is not consolidated. It is owned 50% by State Farm and 50% by Renaissance Reinsurance.
(6)Upsilon includes Upsilon RFO and Upsilon Fund. We consolidate the financial results of certain segregated accounts of Upsilon RFO and account for the portion of its premium that we do not own as a ceded retrocession. We do not consolidate the financial results of Upsilon Fund.

DaVinci
We formed DaVinci in 2001 to expand our capacity to provide property catastrophe reinsurance and certain lines of casualty and specialty reinsurance on a global basis. Third-party investors own a majority of the economic interest in DaVinci, which provides them with access to attractive risk while generating a management fee and a performance fee stream of income for us. In addition, we maintain a significant economic investment in DaVinci. We control a majority of the outstanding voting rights in DaVinci, DaVinci Reinsurance’s holding company, and as a result, consolidate DaVinci in our financial results. RUM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive underwriting manager for DaVinci. Through our operating subsidiaries, principally Renaissance Reinsurance, we participate on every risk that DaVinci Reinsurance assumes, ensuring alignment. From time to time, Renaissance Reinsurance or certain other operating subsidiaries write business for both themselves and DaVinci Reinsurance, and then cede a portion to DaVinci Reinsurance.
Fontana
Fontana assumes casualty and specialty risks, including long-tail lines. Third-party investors own a majority of the economic interest in Fontana, which provides them with access to attractive casualty and specialty risk while generating a management fee and a performance fee stream of income for us. Fontana also allows us to increase casualty and specialty capacity for our customers. We control a majority of the outstanding voting rights in Fontana, and as a result, consolidate it in our financial results. Fontana assumed a whole account quota share of our global casualty and specialty book of business, including the credit portfolio, ensuring alignment. Fontana comprises a group of reinsurance operating companies and their holding companies, in which we maintain a significant economic investment.
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
Upsilon
Upsilon is composed of Upsilon RFO and Upsilon Fund. Upsilon RFO is the risk bearing entity. As a segregated accounts company, Upsilon RFO holds identified pools of assets and liabilities in accounts that are each ring-fenced or segregated from any claims from the creditors of Upsilon RFO’s general account and from the creditors of other segregated accounts within Upsilon RFO. Upsilon RFO’s segregated accounts enter into collateralized reinsurance arrangements, and each account’s capital is sourced either directly from third-party investors, or from Upsilon Fund. We consolidate the financial results of certain accounts of Upsilon RFO and account for the portion of its premium that we do not own as a ceded retrocession. Upsilon gives us the ability to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional markets on a collateralized basis, either directly, or through business written by Renaissance Reinsurance and then ceded to Upsilon RFO.
Upsilon Fund is also a segregated accounts company, and each account acts as either a pool of assets from multiple investors, such as Upsilon Diversified, or as a separately-managed account for an individual institutional investor, such as NOC1. Upsilon Fund’s segregated accounts invest in either Upsilon RFO, or in other reinsurance risks that are managed by us. Upsilon Fund is managed by RFM in return for a management fee and a performance fee. We do not consolidate Upsilon Fund. We maintain a significant investment in Upsilon RFO.
AlphaCat
In connection with the Validus Acquisition, we acquired AlphaCat Managers, which manages third-party capital in various forms, including through closed-end and open-end Bermuda mutual funds and one managed account, collectively, the “AlphaCat Funds”, which currently generate fee income. The AlphaCat Funds are primarily funded by third-party capital investors and controlled by external boards unaffiliated with us. The AlphaCat Funds are invested in various risk-linked instruments through variable funding notes issued by AlphaCat Re, AlphaCat Master Fund and OmegaCat Re, which give investors access to a range of property catastrophe risks. Prior to the Validus Acquisition, substantially all of the AlphaCat Funds had received full redemption requests from their investors and capital was being released accordingly, subject to certain constraints. We expect to run off this business over a period of time.
Noncontrolling Interest
We manage DaVinci, Fontana, Medici, and Vermeer, and own all or a majority of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statement of operations, but ultimately we would only retain the portion of that amount corresponding to our economic interest in the vehicle in the net income (loss) attributable to RenaissanceRe. In the Company’s Consolidated Balance Sheets and Consolidated Statements of Operations, the aggregated portion of these various economic outcomes attributable to third parties is reflected in the “Net (income) loss attributable to redeemable noncontrolling interests” line item.
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
In order to estimate the risk profile of each line of non-natural hazard reinsurance (i.e., our casualty and specialty lines of business), we establish probability distributions and assess the correlations with the rest of our portfolio. In casualty and specialty lines with catastrophe risk, such as marine, energy and terrorism, we seek to directly leverage our skill in modeling property reinsurance risks, and aim to appropriately estimate and manage the correlations between these casualty and specialty lines and our property reinsurance portfolio. For other classes of business, in which we believe we have little or no natural catastrophe exposure, and therefore less correlation with our property reinsurance coverages, we derive probability distributions from a variety of underlying information sources, including recent historical experience, and the application of judgment as appropriate. The nature of some of these businesses lends itself less to the analysis we use for our property reinsurance coverages, reflecting both the nature of available exposure information, and the impact of human factors such as tort exposure. We produce probability distributions to represent our estimates of the related underlying risks which our products cover, which we believe helps us to make consistent underwriting decisions and to manage our total risk portfolio.
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
Enterprise Risk Management
We believe that high-quality and effective ERM is best achieved when it is a shared cultural value throughout the organization and consider ERM to be a key process which is the responsibility of every individual at RenaissanceRe. We have developed and utilize tools and processes we believe support a culture of risk management and create a robust framework of ERM within our organization. We believe that our ERM processes and practices help us to identify potential events that may affect us, quantify, evaluate and manage the risks to which we are exposed, and provide reasonable assurance regarding the achievement of our objectives. We also believe that effective ERM assists our efforts to minimize the likelihood of suffering financial outcomes in excess of the ranges which we have estimated in respect of specific investments, underwriting decisions, or other operating or business activities, including cybersecurity risks, although we do not believe this risk can be eliminated. In particular, we utilize our risk management tools to support our efforts to monitor our capital and liquidity positions on a consolidated basis and for each of our major operating subsidiaries, and to allocate an appropriate amount of capital to support the risks we have assumed in the aggregate and for each of our major operating subsidiaries.
Our Board and its committees are responsible for overseeing enterprise-wide risk management and are actively involved in the monitoring of risks that could affect us. The members of the Board have regular, direct access to the senior executives and other officers responsible for identifying and monitoring our risks and coordinating our ERM, including our Group Chief Risk Officer, Chief Portfolio Officer, Group Chief Underwriting Officer, Chief Financial Officer, and Group General Counsel, each of whom reports directly to our Chief Executive Officer, as well as other senior personnel such as our Chief Investment Officer, Chief Compliance Officer, Chief Accounting Officer, Global Corporate Controller and Head of Internal Audit. The Board also receives regular reports from the Operational Risk and Resilience Committee, which includes members of senior management, compliance professionals and others and oversees policies and procedures relating to accounting, financial reporting, internal controls, legal and regulatory matters, and complex transactions, among other matters.
Our ERM framework operates via a three lines of defense model. The first line of defense consists of individual functions that deliberately assume risks on our behalf and own and manage risk within the Company on a day-to-day and business operational basis. The second line of defense is responsible for risk oversight and also supports the first line to understand and manage risk. A dedicated risk team led by the Group Chief Risk Officer is responsible for this second line and reports to the Board’s Investment and Risk Management Committee and the Chief Executive Officer. The third line of defense, our Internal Audit team, reports to the Audit Committee of the Board and provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control systems and also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
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
Our Board and its committees are actively engaged in the oversight of sustainability initiatives and receive regular reports from management on progress and developments.
In addition to the impacts that environmental incidents have on our business, there has been a proliferation of governmental and regulatory initiatives and scrutiny related to climate change and greenhouse gases, which may also affect our business. For example, the EU recently adopted the Corporate Sustainability Reporting Directive (CSRD) that will require disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. The SEC has also included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity.
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
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned. Certain of our entities and the senior notes and preference shares issued by them also have issuer credit ratings.
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
MARKETING
We believe that our modeling and technical expertise, the risk management products we provide to our customers, and our reputation for paying valid claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our products primarily through reinsurance brokers and we focus our marketing efforts on targeted brokers and partners. We believe that our existing portfolio of business, including the additional business from the Validus Acquisition, is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively. Our distribution is reliant on a small number of broker relationships, which has continued to decrease in recent years as a result of consolidation in the broker sector. We expect this concentration to continue. In 2023, three brokerage firms accounted for 84.3% of our gross premiums written.

The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2023	Property	Casualty and Specialty	Total
Aon plc	49.2%	27.3%	36.1%
Marsh & McLennan Companies, Inc.	29.5%	35.7%	33.2%
Arthur J. Gallagher	5.0%	21.7%	15.0%
Total of largest brokers	83.7%	84.7%	84.3%
All others	16.3%	15.3%	15.7%
Total	100.0%	100.0%	100.0%

HUMAN CAPITAL RESOURCES
Human Capital Resources Oversight
At RenaissanceRe, our people are our most valuable resource and are core to our success. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team is committed to creating an environment where every person on our team can succeed. The Corporate Governance and Human Capital Management Committee of our Board is actively engaged in the oversight of our employees, work environment, DEI initiatives and compensation practices, and receives regular updates from management on progress and developments, and our executive management team and Corporate Governance and Human Capital Management Committee receive regular reports on progress against our annual human resources tactical plans.
Employees
At February 14, 2024, we employed 925 people worldwide (February 3, 2023 - 731, February 2, 2022 - 664). Of these employees, 267 were located in Bermuda, 255 in the U.S. and Canada, 376 in Europe and 27 in the Asia-Pacific region. While our overall headcount has increased as a result of the Validus Acquisition, some of this increase is related to transitional employees.
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
REGULATION
Most countries and all U.S. states regulate (re)insurance business to varying degrees. We currently operate in Australia, Bermuda, Canada, Ireland, Singapore, Switzerland, the U.K. and the U.S. Our operating subsidiaries are principally regulated by the regulatory authorities of their respective jurisdictions, and may also be subject to regulation in the jurisdictions of their ceding companies. Expansion into additional (re)insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that our Bermuda subsidiaries will become subject to direct U.S. regulation.
On November 1, 2023, we completed the Validus Acquisition, and became subject to increased regulation in various jurisdictions where we have historically operated, including Bermuda, Switzerland and the U.S., as well as in new jurisdictions, including Canada.
Bermuda Regulation
Overview. Generally, Bermuda companies must comply with the provisions of the Bermuda Companies Act 1981. Bermuda-registered insurance companies and management companies are also regulated under the Bermuda Insurance Act 1978 and related regulations, which impose various requirements depending on a company’s classification under the Insurance Act. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. As a holding company, RenaissanceRe is not directly regulated as an insurer under the Insurance Act.

Our entities registered under the Insurance Act include:
•Class 4 general business insurers: Renaissance Reinsurance, Validus Re, Validus Switzerland, Bermuda Branch, and DaVinci Reinsurance
•Class 3B general business insurers: RenaissanceRe Specialty U.S., Vermeer and RREAG, Bermuda Branch
•Class 3A general business insurers: Top Layer, Fontana Reinsurance Ltd. and Fontana Reinsurance U.S. Ltd.
•Class 3 general business insurer: AlphaCat Re, Mont Fort Re Ltd. and Shima Reinsurance Ltd.
•Collateralized insurer: Upsilon RFO
•Insurance managers: RUM and RenaissanceRe Underwriting Management Ltd.
The European Commission recognizes Bermuda’s regulatory regime as achieving Solvency II equivalence for its commercial (re)insurers and insurance groups.
From time to time, RenaissanceRe’s Bermuda-registered entities may apply for, and be granted, certain modifications to, or exemptions from, regulatory requirements which may otherwise apply to them.
Group Supervision. The BMA is the group supervisor of the RenaissanceRe Group and it has designated Renaissance Reinsurance to be the “designated insurer” in respect of the RenaissanceRe Group. The designated insurer is required to ensure that the RenaissanceRe Group complies with the provisions of the Insurance Act pertaining to groups and all related group solvency and group supervision rules.
The BMA has certain powers of investigation and intervention, relating to Bermuda-registered entities and their holding companies, subsidiaries and other affiliates, including the power to cancel a Bermuda-registered entity’s registration, which it may exercise in the interest of such an insurer’s policyholders or if there is any risk of insolvency or a breach of the Insurance Act or the license conditions of a Bermuda-registered entity.
Disclosure and Reporting Requirements. At the group level, the RenaissanceRe Group is required to file group statutory financial statements, a group capital and solvency return, audited group financial statements, and a group solvency self-assessment on an annual basis with the BMA and submit a quarterly financial return to the BMA. At the entity level, both general and statutory audited annual financial statements for our Bermuda registered insurers must be filed with the BMA, and are available free of charge on the BMA’s website. Certain insurers and insurance groups are also required to prepare and publish a Financial Condition Report, or “FCR.” We file a consolidated group FCR, inclusive of Renaissance Reinsurance, RenaissanceRe Specialty U.S., Validus Re, DaVinci Reinsurance, Top Layer, Fontana Re, Fontana US and Vermeer. RREAG and Validus Switzerland each file a separate FCR in lieu of a standalone FCR for their Bermuda Branches. Our FCRs are available on our website. In addition, general business insurers are generally required to file an annual capital and solvency return, or “BSCR,” with the BMA. The BSCR is a risk-based capital model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Our 2022 group BSCR exceeded the target capital level. We are currently completing our 2023 group BSCR, and at this time, we believe we will exceed the target capital. At this time, we believe each company that is required to file will exceed the minimum amount required to be maintained under Bermuda law.
The Insurance Act requires that the BMA be notified in writing when any person becomes, or ceases to be, a “controller” (as defined by applicable regulations to include significant shareholders, managing directors, and chief executives of the registered insurer or its parent company) of any Bermuda registered insurer or an “officer” (as defined by applicable regulations) of any Bermuda registered insurer or its parent company. We must also file with the BMA any changes to an “officer” or “controller” (as such are defined by applicable regulations) of our insurance managers. All registered insurers are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act.
Capital, Solvency, and Liquidity Requirements. Certain solvency requirements apply to all Bermuda companies under the Bermuda Companies Act 1981. Additional requirements apply to insurance companies and insurance groups. At the group level, the value of the insurance group’s statutory assets must exceed the amount of the insurance group’s statutory liabilities by the group minimum solvency margin. At the entity level, where applicable, a general business insurer’s statutory assets must exceed its statutory liabilities by an amount equal to or greater than the prescribed minimum solvency margin. The minimum solvency margin is determined on the basis of registration category and the net premiums written and loss reserves posted. The most stringent solvency requirements are applicable to our Class 4 general business insurers, and require: the greater of (i) $100.0 million, (ii) 50% of net premiums written (with a credit for reinsurance ceded not exceeding 25% of gross premiums), (iii) 15% of net aggregate loss and loss expense provisions and other insurance reserves, or (iv) 25% of its ECR. Additional regulations apply to the determination of the types of capital instruments that may be used to satisfy the solvency requirements.
RenaissanceRe and certain of our Bermuda-registered insurers are also generally required to maintain available statutory economic capital and surplus at a level at least equal to their ECR, which level may be adjusted by the BMA. The BMA has established a target capital level applicable to certain registration categories, and to insurance groups, equal to 120% of the applicable ECR, which is not a required level of statutory economic capital and surplus, but serves as an early warning tool for the BMA. Failure to maintain statutory capital at least equal to the target capital level would likely result in increased BMA regulatory oversight. An insurer engaged in general business is generally required to maintain a minimum liquidity ratio equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Restrictions on Dividends, Distributions and Reductions of Capital. Our Bermuda-registered insurers are generally prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividend would cause them to fail to meet the required minimum solvency margin or minimum liquidity ratio or if certain solvency requirements are not met. Additional restrictions apply to any dividend and any reduction in statutory capital over applicable thresholds.
Income Taxes. Currently, neither we nor our shareholders are required to pay Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax in respect of our shares. However, on December 27, 2023, the Corporate Income Tax Act 2023 was enacted. As a result, certain Bermuda businesses which are part of large multinational groups will be subject to a 15% corporate income tax in Bermuda for fiscal years beginning on or after January 1, 2025, regardless of any assurance given pursuant to the Exempted Undertakings Tax Protection Act 1966. We expect our Bermuda operations, except the Bermuda operations of our joint ventures and managed funds, will be subject to the Bermuda corporate income tax starting in 2025.
Additional Rules and Regulations: Certain of our Bermuda-registered entities are subject to additional regulatory requirements, including the following:
•Insurance Code of Conduct. All Bermuda registered insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards regarding sound corporate governance, risk management and internal controls.
•Special Purpose Insurer and Collateralized Insurer Reporting Requirements. Unlike other (re)insurers, SPIs and collateralized insurers are fully funded to meet their (re)insurance obligations; therefore the application and supervision processes are less burdensome than traditional registered general business insurers. However, these entities remain subject to annual financial statements and solvency reporting and disclosure requirements.
•Insurance Manager Reporting Requirements. Insurance managers are required to report to the BMA information regarding their management and operations, as well as certain events, for example, a failure to comply with a condition imposed upon it by the BMA.
•Economic Substance Act. Every Bermuda registered entity, other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda, engaged in a relevant activity (which includes, but is not limited to insurance, fund management, financing and leasing, and holding entity activities) and from which it earns gross revenue in a relevant financial period must satisfy economic substance requirements by maintaining a substantial economic presence in Bermuda, and certain of our entities incorporated in Bermuda are subject to annual reporting obligations regarding this requirement.
•Policyholder Priority. The Insurance Amendment (No. 2) Act 2018 provides that, subject to the prior payment of preferential debts under the Employment Act 2000 and the Bermuda Companies Act 1981, the insurance debts of an insurer must be paid in priority to all other unsecured debts of the insurer.
•Investment Fund Regulation. The Bermuda Investment Funds Act 2006 sets standards and criteria applicable to the establishment and operation of investment funds in Bermuda with a view to protecting investors. The BMA is responsible for supervising and regulating investment funds. Each of our managed funds, including Medici and Upsilon Fund is registered or authorized under the Investment Funds Act and therefore regulated by the BMA. Under the Investment Funds Act, registered funds and authorized funds are subject to offering disclosure requirements and obligations with respect to service providers, depositary functions, safekeeping obligations, valuations, and reporting to investors and the public, among other requirements.
•Investment Business Regulation. As a result of legislative amendments that came into force in July 2022, persons who did not previously require a license under the Investment Business Act 2003 and persons who relied on an exemption from the requirement to be licensed pursuant to the Investment Business (Exemptions) Order 2004 were required to apply to be licensed or registered under the IBA by the end of July 2023. As a result, RenaissanceRe Fund Management Ltd. and AlphaCat Managers Ltd., which were both previously exempt from requiring a license from the BMA to carry on investment business activities in or from Bermuda, applied for a Standard License and Class B Registration, respectively, under the IBA. Upon receipt of the BMA’s approval, RFM and AlphaCat will be subject to additional supervision by the BMA, including disclosure and reporting requirements and, in the case of RFM, minimum net asset and liquidity requirements.
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
Capital and Surplus Requirements. Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law, including risk-based capital requirements, and to submit an annual report regarding its risk-based capital levels to the MIA. As of December 31, 2023, we believe Renaissance Reinsurance U.S. exceeded all applicable Maryland minimum capital and surplus requirements.
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
Acquisition of Control. Any person seeking to acquire “control” (which presumptively includes holders of 10% or more of the outstanding voting securities) of a Maryland-domestic insurer or of an entity that directly or indirectly controls a Maryland-domestic insurer, must provide advance notice to and obtain approval of, the MIA. Therefore, any investor who intends to acquire 10% or more of RenaissanceRe’s outstanding voting securities may need to comply with these laws and would be required to file statements and reports with the MIA before such acquisition. In addition, any existing controlling person of a Maryland-domestic insurer seeking to divest its controlling interest in the insurer must file with the MIA a confidential notice of the proposed divestiture at least 30 days prior to the cessation of control (unless a person acquiring control from the divesting party has filed notice of the proposed acquisition of control with the Commissioner).
RREAG, US Branch. The U.S. casualty portfolio of RREAG, US Branch was transferred to Renaissance Reinsurance U.S. in 2019. The remaining property and specialty business portfolio of RREAG, US Branch will be runoff until all liabilities are extinguished, a process that we expect to take several years.
RREAG, US Branch is licensed in New York and Kansas and it is an accredited reinsurer in 48 states, and the District of Columbia. The NYDFS is RREAG, US Branch’s insurance regulator in the U.S. RREAG, US Branch is subject to New York’s holding company laws as well as laws and regulations pertaining to solvency, capital and surplus, authorized investments, deposits of securities for the benefit of policyholders, cybersecurity, corporate governance and the financial risks related to climate change. As of December 31, 2023, we believe RREAG, US Branch exceeded all applicable minimum capital and surplus requirements. The NYDFS may conduct periodic examinations of RREAG, US Branch and requires the filing of annual and other reports relating to RREAG, US Branch’s financial condition and risk-based capital levels. RREAG, US Branch does not pay ordinary dividends and would need approval from the NYDFS for any return of capital to RREAG.
Reinsurance Regulation. The insurance laws of each U.S. state indirectly regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers acting from locations outside the state through the state’s credit for reinsurance laws. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited.
Although reinsurance contract terms and rates are generally not subject to regulation by state insurance authorities, a U.S. insurance company ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. reinsurers, or “alien reinsurers,” if the reinsurance contract contains certain minimum provisions and the alien reinsurer provides appropriate security for its outstanding obligations. The amount of security that an alien reinsurer may be required to provide and the form of that security varies significantly and depends on an alien reinsurer’s financial strength and its status in a given U.S. state. As alien reinsurers, Renaissance Reinsurance, Validus Re, DaVinci Reinsurance, RREAG, Validus Switzerland, RenaissanceRe Specialty U.S., and Vermeer have each been approved by one or more U.S. states as a “Certified Reinsurer” or “Reciprocal Jurisdiction Reinsurer,” which permits it to post reduced or zero security, respectively, while still allowing its cedents to take financial statement credit for the reinsurance.
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
The Dodd-Frank Act also authorizes the U.S. Treasury and the Office of the U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance, or “covered agreements.” The U.S.-EU and U.S.-U.K. covered agreements require U.S. state insurance regulators to work towards eliminating statutory collateral requirements for qualifying EU and U.K. reinsurers, and setting certain standards. Under the terms of the covered agreements, as of September 1, 2022, state credit for reinsurance laws that result in non-U.S. reinsurers subject to the covered agreements being treated less favorably than U.S. reinsurers may be pre-empted by the applicable covered agreement. All states and the District of Columbia have adopted the NAIC's amendments to the Credit for Reinsurance Model Law that are intended to implement the reinsurance collateral provisions of the covered agreements to allow a ceding reinsurer to take credit for reinsurance ceded to a qualifying reinsurer without collateral if the reinsurer satisfies certain criteria, including being domiciled in a reciprocal jurisdiction.
U.K. Regulation
Lloyd’s Regulation. The operations of RSML are subject to oversight by Lloyd’s, substantially effected through the Council of Lloyd’s. RSML’s business plan for Syndicate 1458, including maximum underwriting capacity, requires annual approval by Lloyd’s. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. We have deposited certain assets with Lloyd’s to support the underwriting business at Lloyd’s of RenaissanceRe CCL, the sole corporate member of Syndicate 1458.
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
Following “Brexit,” U.K. authorized insurers, including RREAG, UK Branch, are now subject to the U.K.’s separate domestic prudential regime. This regime is identical to the Solvency II regime from January 1, 2021, although the two regimes may begin to diverge over time. The U.K. is currently undertaking a review of Solvency II and of the regulatory regime applicable to U.K. authorized insurers and reinsurers. The reform package that will be delivered in response to the UK Government’s Solvency II review is collectively referred to as “Solvency UK” and is expected to be in place by the end of 2024. RREAG, UK Branch is not required to hold capital at the branch level. In light of this and related matters, the PRA granted various modifications and waivers to RREAG, UK Branch from its Solvency II regulatory reporting requirements.
Lloyd’s is subject to an annual PRA solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s members may be required to cease or reduce their underwriting.
Change of Control. Prior approval from the PRA, the FCA, and Lloyd’s is required before any person or entity, together with its associates, acquires “control” of a regulated insurer, reinsurer, Lloyd’s managing agent, or corporate member. Any company or individual that, together with its or his associates, acquires or controls 10% or more of the voting power in a regulated entity or its parent company, would be considered to have acquired control for these purposes, as would a person who had significant influence over the management of such entity or its parent company by virtue of their shareholding or voting power in either. A purchaser of 10% or more of RenaissanceRe’s common shares or voting power would therefore be considered to have acquired control of RSML or RenaissanceRe CCL.

Swiss Regulation
Overview. RREAG and Validus Switzerland are reinsurance companies licensed and supervised by the Swiss Financial Supervisory Authority, or FINMA. As such, RREAG and Validus Switzerland must comply with Swiss insurance supervisory law and regulations applicable to reinsurers. RREAG maintains branch operations in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland maintains branch operations in Bermuda, each in accordance with applicable local regulations. In addition, the group affiliate RenaissanceRe Services of Switzerland AG must comply with applicable provisions of the Swiss Financial Services Act to continue its distribution activities for insurance-linked securities.
Adequacy of Financial Resources. RREAG and Validus Switzerland must comply with capital, solvency, and reserve requirements, such as the Swiss Solvency Test, or SST, under applicable Swiss regulations, including the Insurance Supervision Act and the Insurance Supervision Ordinance. Certain of these requirements may be determined by FINMA. The solvency requirement of the SST is met if the available risk-bearing capital reaches or exceeds the required target capital. The SST has been recognized by the EU and the U.K. as an equivalent standard to European and U.K. standards, respectively. These and other regulations limit the amount of capital that RREAG and Validus Switzerland may distribute to its holding company parent.
Additional Regulatory Requirements. RREAG and Validus Switzerland are subject to additional regulatory requirements under Swiss law, including the following:
•Reporting and Disclosure Requirements. RREAG and Validus Switzerland have to submit an annual report (including audited financial statements and a management report), an annual supervisory report, and a forward-looking self-assessment of its risk situation and capital requirements, or ORSA, to FINMA each year. RREAG and Validus Switzerland are also required to maintain and update with FINMA a regulatory business plan, including details on their organization, financials, qualified participants, management, oversight, control persons, and responsible actuary. RREAG and Validus Switzerland must notify FINMA of any changes to their business plan, and FINMA is required to approve certain changes.
•Dividends and Distributions. RREAG and Validus Switzerland may only distribute dividends out of their retained earnings or distributable reserves based on the audited annual accounts of the company. Any distribution of dividends may be subject to the approval of FINMA (as a change of the regulatory business plan) if they have a bearing on the solvency of the reinsurer and/or the interests of the insured.
Change of Control. Any person who intends to directly or indirectly participate in RREAG or Validus Switzerland with a participation reaching or exceeding the thresholds of 10% of the capital or voting rights in RREAG or Validus Switzerland, respectively, must notify FINMA. Moreover, any participant of RREAG or Validus Switzerland must notify FINMA if it changes its participation to cross below certain thresholds of the capital or voting rights in RREAG or Validus Switzerland, respectively.
Additional Regulation
Certain of our other branches and affiliated entities are subject to regulation in other jurisdictions, including those described below. We do not regard the effect of these regulations to be material to us at this time.
•Singapore: Branches of Renaissance Reinsurance, Validus Re and DaVinci Reinsurance based in the Republic of Singapore have each received a license to carry on insurance business as a general reinsurer and are regulated by the Accounting and Corporate Regulatory Authority as a foreign company pursuant to Singapore’s Companies Act. Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, is registered with the Accounting and Corporate Regulatory Authority and subject to Singapore’s Companies Act.
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
•Canada: Validus Re, Canada Branch is federally regulated by the Office of the Superintendent of Financial Institutions.
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
“2023 Large Loss Events”
Hurricane Otis and Storm Ciaran in October and November 2023, the wildfires in Hawaii in August 2023 and Hurricane Idalia, a series of large, severe weather events in Texas and other southern and central U.S. states in June 2023, the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023, and certain aggregate loss contracts triggered during 2023.

“ACR”	additional case reserves
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“AlphaCat Funds”	collectively, certain third-party closed-end and open-end Bermuda mutual funds and one managed account that are managed by AlphaCat Managers.
“AlphaCat Managers”	AlphaCat Managers Ltd.
“AlphaCat Master Fund”	AlphaCat Master Fund Ltd., a Bermuda mutual fund
“AlphaCat Re”	AlphaCat Reinsurance Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“APRA”	Australian Prudential Regulation Authority
“ASC”	Accounting Standards Codification
“BMA”	Bermuda Monetary Authority
“Board”	the Board of Directors of RenaissanceRe Holdings Ltd.
“BSCR”	Bermuda solvency and capital requirement
“CIT”	Corporate Income Tax Act 2023
“Code of Ethics”	RenaissanceRe’s Code of Ethics and Conduct
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“DEI”	Diversity, Equity and Inclusion
“ECR”	Enhanced Capital Requirement
“ERM”	enterprise risk management
“EU”	European Union
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board

“FCA”	U.K. Financial Conduct Authority
“FCR”	financial condition report
“FINMA”	Swiss Financial Market Supervisory Authority
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	this Annual Report on Form 10-K for the year ended December 31, 2023
“GAAP”	generally accepted accounting principles in the U.S.
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on BEPS
“IBNR”	incurred but not reported
“IRA”	Inflation Reduction Act
“IRS”	United States Internal Revenue Service
“MIA”	Maryland Insurance Administration
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NAIC”	National Association of Insurance Commissioners
“NOC1”	NOC1, a segregated account of Upsilon Fund
“NYDFS”	New York State Department of Financial Services
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“OFAC”	U.S. Treasury’s Office of Foreign Assets Control
“OmegaCat Re”	OmegaCat Reinsurance Ltd.
“ORSA”	Own Risk and Solvency Assessment
“Other 2021 Catastrophe Events”
the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, and the Midwest Derecho in December 2021.

“Other 2022 Catastrophe Events”	the floods in Eastern Australia in February and March of 2022, Storm Eunice, the severe weather in France in May and June of 2022, Hurricane Fiona and the typhoons in Asia during the third quarter of 2022, and Hurricane Nicole and Winter Storm Elliott during the fourth quarter of 2022.
“PFIC”	passive foreign investment company
“PGGM”	PGGM Vermogensbeheer B.V.
“Platinum”	Platinum Underwriters Holdings, Ltd.
“PRA”	U.K. Prudential Regulatory Authority
“Proxy Statement”	Proxy Statement for the Annual General Meeting of Shareholders to be held on May 13, 2024
“Q1 2023 Large Loss Events”
the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023

“Q2 2023 Large Loss Events”	series of large, severe weather events in Texas and other southern and central U.S. states in June 2023
“Q3 2020 Weather-Related Catastrophe Events”
Hurricane Laura, Hurricane Sally, the third quarter 2020 wildfires in California, Oregon and Washington, other third quarter catastrophe events including the August 2020 derecho which impacted the U.S. Midwest, Hurricane Isaias, and Typhoon Maysak

“Q3 2023 Large Loss Events”	the wildfires in Hawaii in August 2023 and Hurricane Idalia
“Q4 2020 Weather-Related Catastrophe Events”	Hurricanes Zeta, Delta, Hurricane Eta and wildfires on the West Coast of the United States during the fourth quarter of 2021
“Q4 2023 Large Loss Events	Hurricane Otis and Storm Ciaran in October and November 2023
“REMS©”	Renaissance Exposure Management System

“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe CCL”	RenaissanceRe Corporate Capital (UK) Limited
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Group”	RenaissanceRe group of companies
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RFM”	RenaissanceRe Fund Management Ltd.
“RREAG”	RenaissanceRe Europe AG
“RREAG, Australia Branch”	RenaissanceRe Europe AG, Australia Branch
“RREAG, Bermuda Branch”
RenaissanceRe Europe AG, Bermuda Branch, an overseas company that has been granted a permit from the Minister of Finance to engage in or carry on any trade or business pursuant to the Companies Act and which is also registered to carry on insurance business as a Class 4 insurer pursuant to the Insurance Act in Bermuda

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
“Tower Hill Companies”
collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.

“U.K.”	United Kingdom
“U.S. persons”	a citizen or resident of the United States, a U.S. partnership or corporation, or an estate or trust that is not a foreign estate or trust
“U.S. Treasury”	U.S. Department of the Treasury
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund, a segregated account of Upsilon Fund

“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement.
“Validus Business”	the collective business of Validus
“Validus Holdings”	Validus Holdings, Ltd.
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Specialty”	Validus Specialty, LLC
“Validus Switzerland”	Validus Reinsurance (Switzerland) Ltd
“Validus Switzerland, Bermuda Branch”
Validus Reinsurance (Switzerland) Ltd, Bermuda Branch, an overseas company that has been granted a permit from the Minister of Finance to engage in or carry on any trade or business pursuant to the Companies Act and which is also registered to carry on insurance business as a Class 4 insurer pursuant to the Insurance Act in Bermuda

“Vermeer”	Vermeer Reinsurance Ltd.

GLOSSARY OF SELECTED (RE)INSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company for acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves; ACR	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereaux	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance contract is considered bound, and the (re)insurer responsible for the risks of the contract, when both parties agree to the terms and conditions set forth in the contract.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, typhoons, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or insured industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either statutory accounting principles or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Delegated authority	A contractual arrangement between an insurer or reinsurer and an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is normally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is normally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.

Excess of loss reinsurance or insurance	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risks, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Expense override	An amount paid to a ceding company in addition to the acquisition cost to compensate for overhead expenses.

Frequency	The number of claims occurring during a given coverage period.

Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States	Accounting principles as set forth in the statements of the Financial Accounting Standards Board and related guidance, which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported; IBNR	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. Our investments in insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g., fire, allied lines, homeowners and surety, among others.

Lloyd’s	Depending on the context, this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e., Lloyd’s is not an insurance company); (b) the underwriting room in the Lloyd’s building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members (in this sense Lloyd’s should be understood as a market place); or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Managing agent	An underwriting agent which has permission from Lloyd’s to manage a syndicate and carry on underwriting and other functions for a member.

Net claims and claim expenses	The expenses of settling claims, net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses or loss adjustment expenses) plus losses incurred with respect to net claims.

Net claims and claim expense ratio	Net claims and claim expenses incurred expressed as a percentage of net premiums earned.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Profit commission	A provision found in some reinsurance agreements that provides for profit sharing. Parties agree to a formula for calculating profit, an allowance for the reinsurer’s expenses, and the cedant’s share of such profit after expenses.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

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
Due to the assumptions and estimates involved in establishing reserves, they are inherently uncertain. As information emerges and losses are paid, we expect that some of our assumptions or estimates will change, perhaps materially, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events of the past several years, remain subject to significant uncertainty. We also have significant exposure to losses stemming from COVID-19 related claims, which may emerge over time as the full impact of the pandemic and its effects on the global economy are realized. The extent to which the COVID-19 pandemic triggers coverage is dependent on specific policy language, terms and exclusions, and if coverage is triggered, that could cause a material adverse effect on our results of operations for any period, and, depending on their severity, could also materially and adversely affect our financial condition.
To the extent we determine that our claims and claim expense reserves are inadequate, we may be required to increase or decrease these reserves at the time of the determination and take charges in our consolidated statement of operations, reducing our net income and available capital. Conversely, if our reserving estimates are too conservative, it could impede our ability to grow our business. Our claims reserves are large, and a small percentage increase to those liabilities could materially adversely affect our financial condition and results of operations.
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
These legal and social changes and their impact may not become apparent until some time after their occurrence. Our exposure to these uncertainties could be exacerbated by social inflation trends, including increased litigation, expanded theories of liability and higher jury awards. The full effects of these and other unforeseen emerging claims and coverage issues are extremely difficult to predict. As a result, the full extent of our liability under our coverages may not be known for many years after a contract is issued. Furthermore, we expect that our exposure to this uncertainty is more pronounced in our casualty business, because in these “long-tail” lines claims can typically be made for many years, making them more susceptible to these trends than our property and specialty businesses, which are generally more “short-tail.”

We depend on a few insurance and reinsurance brokers for a preponderance of our business, and any loss of business provided by them could adversely affect us.
We market our insurance and reinsurance products worldwide through a limited number of insurance and reinsurance brokers, with three brokerage firms (Aon plc, March & McLennan Companies, Inc. and Arthur J. Gallagher) accounting for 83.7% of our gross premiums written. For additional information relating to premiums written generated by our largest brokers, refer to “Item 1. Business—Marketing.” As a result, the loss of a broker, through a merger, acquisition or otherwise, could result in the loss of a substantial portion of our business, which would reduce our premium volume and could have a material adverse effect on us. Further, due to the concentration of our brokers, they may have increased power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
The (re)insurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.
The (re)insurance industry has historically been cyclical by product and market. After experiencing a prolonged soft market cycle several years ago, we believe that the (re)insurance underwriting market has been in a hard market phase for many lines of business, characterized by increasing prices and improving terms and conditions. The shift has likely been impacted by withdrawals of alternative capital, the number of catastrophic events and continuing prior year adverse development. We cannot assure you that the higher premium rates will continue, and rates may decrease in the future. If demand for our products falls or the supply of competing capacity rises, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.
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
The retrocessional reinsurance that we purchase for our own account is generally subject to annual renewal. Even when reinsurance market conditions in general are strong, retrocessional market conditions may limit or prevent us from obtaining desired amounts of retrocessional reinsurance. For example, large catastrophe events have limited, and may in the future limit or prevent, us from obtaining desired amounts of new or replacement coverage on favorable terms or from entities with satisfactory creditworthiness. This could limit the amount of business we are willing to write or decrease the protection available to us following large loss events.
When we purchase reinsurance or retrocessional reinsurance for our own account, complex coverage issues or coverage disputes may impede our ability to collect amounts we believe we are owed. We have significant reinsurance recoverables, and the insolvency of any of our reinsurers, or the inability or reluctance of any of our reinsurers to make timely payments to us under the terms of our reinsurance agreements, could have a material adverse effect on us.
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
A financial strength ratings downgrade or other negative ratings action could adversely affect our ability to compete with other reinsurers and insurers, the marketability of our product offerings, access to and cost of borrowing, and ability to write new business. We could also breach covenants under, or incur higher borrowing costs on, our credit facilities. In addition, if we are downgraded below a certain rating level, nearly all of our reinsurance contracts contain provisions permitting cedants to cancel coverage and/or requiring us to post collateral for our obligations.
For the current financial strength ratings of certain of our subsidiaries and joint ventures and additional ratings information, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Ratings.”
We operate in a highly competitive environment.
Competition and consolidation in the (re)insurance industry could adversely impact us. We compete with major U.S. and non-U.S. insurers and reinsurers, which may have greater financial, marketing and management resources than we do. In addition, pension funds, endowments, investment banks, investment managers, hedge funds and other capital markets participants have been active in the reinsurance market, either through the formation of reinsurance companies or the use of other financial products intended to compete with traditional reinsurance. We may also face competition from non-traditional competitors, as well as Insurtech start-up companies and others who aim to leverage access to “big data,” artificial intelligence or other emerging technologies to gain a competitive advantage.
We expect competition to continue to increase over time. It is possible that new or alternative capital could cause reductions in prices of our products or reduce the duration or amplitude of attractive portions of the historical market cycles. Competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We will also need to continue to invest significant time and resources in new technologies and new ways to deliver our products and services in order to maintain our competitive position. Government initiatives, including tax policies, as well as government sponsored or backed insurance companies and catastrophe funds, may also affect demand for reinsurance, sometimes significantly.
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
Certain of our operating subsidiaries owe legal duties and obligations (including reporting, governance and allocation obligations) to third-party investors and are subject to laws and regulations relating to the management of third-party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations. We are also subject to risks stemming from our relationship to the entities through which we manage capital on behalf of investors, and the support that we are required to, or may, provide to them.
In addition, our third-party capital providers may, subject to restrictions, redeem their interests in our joint ventures and managed funds or we may be unable to attract and raise additional third-party capital for our existing or potential new joint ventures and managed funds. The loss, or alteration in a negative manner, of any of this capital support could cause us to forego fee income and other income-generating opportunities and could materially impact our financial condition and results of operations. Moreover, we can provide no assurance that we will be able to attract and raise additional third-party capital for our existing joint ventures and managed funds or for potential new joint ventures and managed funds and therefore we may forego existing and/or potentially attractive fee income and other income generating opportunities. Any of the foregoing could adversely affect our reputation, business or results of operations.
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
We frequently monitor and analyze opportunities to acquire or make strategic investments in new or other businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, such as the Validus Acquisition, could be unsuccessful, result in a substantial diversion of management resources, or lead to other unanticipated risks or challenges. In addition, while our current business strategy focuses predominantly on writing reinsurance, we also write excess and surplus lines insurance through delegated authority arrangements. Risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.

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
•Customers of the Validus Business may reduce, delay or defer decisions concerning their use of the insurance and reinsurance products and services of the Validus Business as a result of the Validus Acquisition, including any potential unfamiliarity with our brand in regions where we have not had a significant presence prior to the time of the Validus Acquisition.
•Integrating the Validus Business with our existing operations will require us to coordinate geographically separated organizations, address possible differences in corporate culture and management philosophies, merge financial processes and risk and compliance procedures and combine separate information technology platforms.
•Our ability to create an efficient combined organizational structure may require us to discontinue the operations of certain Validus entities or to merge them into our existing operating structure, which could depend on our ability to receive regulatory approvals and/or customer consents. It is possible that adverse decisions or delays in the process could result in increased inefficiencies or costs to us.
We are subject to cybersecurity risks, which may harm our business or reputation, and which could have an adverse effect on our business strategy, results of operations, or financial condition.
Cybersecurity threats and incidents have increased in recent years, and we may be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platforms, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, as well as with our Board. We cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our systems and information will be effective, successful or sufficiently rapid to avoid harm to our business or reputation.
Security breaches, including those at third parties that have our information, could expose us to a risk of loss or misuse of our information, litigation and potential liability. In addition, cyber incidents, such as ransomware attacks, that impact the availability, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not have the resources or technical sophistication to prevent, detect or stop a cyberattack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant. While management is not aware of any cybersecurity or information security incident or breach that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that could have a material impact on us has not occurred or will not occur in the future.
The cybersecurity regulatory environment is evolving, in particular with respect to emerging technologies, such as artificial intelligence, and it is likely that the costs of complying with new or developing regulatory requirements will increase. In addition, we operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident or in the event of noncompliance by our personnel. Failure to comply with these obligations can give rise to fines and other penalties, which could be significant.
See “Part I, Item 1C. Cybersecurity” for additional information related to information technology and cybersecurity.
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
We have historically derived a meaningful portion of our income from our invested assets, which are principally comprised of fixed maturity securities. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, liquidity risk and credit and default risk. Volatility in global financial markets has impacted, and may continue to impact, the value of our investment portfolio and our strategic investments. Additionally, some of our investments are subject to pre-payment or reinvestment risk. Our investment portfolio also includes securities with a longer duration, which may be more susceptible to risks such as inflation. Changes in various factors, including prevailing interest rates and credit spreads may cause fluctuations in the market value of our fixed maturity investments. The Federal Reserve increased its benchmark interest rate to the highest level in 20 years in 2023, and may raise it further in the coming year. Increases in interest rates could cause the market value of our investment portfolio to decrease, which could reduce our capital resources. Conversely, any decline in interest rates could reduce our investment yield and net investment income, which would reduce our overall profitability. Interest rates are highly sensitive to many factors, including governmental and monetary policies, inflation levels, domestic and international economic and political conditions, and other factors beyond our control.
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
The principal markets in which we operate are susceptible to monetary inflation, which could cause loss costs to increase, impact the performance of our investment portfolio, and borrowing costs to increase. We believe the risks of inflation across our key markets have increased following significant increases in inflation in the United States and elsewhere. In particular, widespread economic factors such as supply chain disruptions have contributed to, and may continue to contribute to, significant inflation. The impact of inflation on loss costs could be more pronounced for those lines of business that are long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation may also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business, and may require us to strengthen reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Unanticipated higher inflation could also lead to higher interest rates, which would decrease or create volatility in the value of our fixed income securities and potentially other investments. Higher inflation may lead to currency fluctuation, and we have in the past, and may in the future, experience increased volatility on foreign exchange gains and losses in our consolidated financial statements as a result. If inflation continues to increase for a prolonged period or increase further, any of the risks described above could be exacerbated, and the impact on the global economy generally and on our customers could negatively affect our business, financial condition and results of operations.
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
We routinely transact business in currencies other than the U.S. dollar, our financial reporting currency. Moreover, we maintain a portion of our cash and investments in currencies other than the U.S. dollar, and certain of our subsidiaries use or have used non-U.S. dollar functional currencies. Although we generally seek to hedge significant non-U.S. dollar positions, we have experienced, and may in the future experience, losses resulting from fluctuations in the values of these foreign currencies, which could cause our consolidated earnings to decrease. In addition, failure to manage our foreign currency exposures could cause our results of operations to be more volatile. Our significant third-party capital management operations further complicates these foreign currency operational needs and risk.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our exposure to significant catastrophic events may cause significant volatility in our operating and capital needs. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity, debt or hybrid financings, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. For example, in a high interest rate environment such as the one prevailing throughout 2023 and into 2024, our borrowing costs have and may continue to increase, new debt may be available only on terms and conditions less favorable than those of our existing debt, and our access to credit may be negatively impacted. Additionally, any indebtedness we incur at higher interest rates may require higher ongoing debt service payments than our existing debt arrangements, which could leave us with less cash available for our operations. We are also exposed to the risk that the contingent capital facilities we have in place may not be available as expected. Changes to our issuer credit ratings, or the capital models and rating methodologies used by ratings agencies, may also impact our ability access capital.
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
An economic recession or slowdown in economic activity may result from a new surge in the COVID-19 pandemic, from international events involving war or civil, political, or social unrest, or from other factors outside of our control. For example, the ongoing conflicts between Russia and Ukraine, and Israel and Hamas, may expand, which could increase our potential exposures or have far-reaching impacts on the global economy. Additionally, governmental, business and societal responses to such events, such as restrictions on public gatherings, sanctions, trade restrictions, increased unemployment, and supply chain disruptions could worsen the impact of such events and could have an impact on our business and on our customers’ businesses. Any such events could increase our probability of losses. These events could also reduce the demand for insurance and reinsurance, which would reduce our premium volume and could have a material adverse effect on our business and results of operations.
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
We are incorporated in Bermuda and many of our operating companies are domiciled in Bermuda. Therefore, changes in Bermuda law and regulation may have an adverse impact on our operations, such as increased regulatory supervision or the imposition of corporate income tax. The recently enacted Corporate Income Tax Act 2023, discussed below, is an example of a material change in Bermuda law.
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
Many jurisdictions in the U.S. do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless security is posted, the form and quantity of which is also subject to the regulations of those jurisdictions, or another basis for credit is met by the reinsurer. Our contracts generally require us to post such security via a letter of credit, a trust account, or where applicable utilize a multi-beneficiary reinsurance trust, with the release of such security being controlled by the ceding insurance company and/or a regulator. Because of these requirements, we could be put at a competitive disadvantage relative to certain of our competitors who are licensed and admitted in U.S. jurisdictions. Further, if we are not able to access sufficient unrestricted liquid assets from our other operations in order to operate our business from time to time, our business could be adversely impacted. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Liquidity and Cash Flows—Credit Facilities, Trusts and Other Collateral Arrangements” for a discussion of certain of these collateral arrangements.
Our business is subject to certain laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic sanctions and anti-bribery laws and regulations of the U.S. and other jurisdictions. U.S. laws and regulations that may be applicable to us include economic trade sanctions laws and regulations administered by OFAC as well as certain laws administered by the U.S. Department of State. The sanctions laws and regulations of non-U.S. jurisdictions in which we operate may differ from those of the U.S. and these differences may also expose us to sanctions violations.
In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally prohibit corrupt payments or improper gifts to non-U.S. governments or officials. It is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other punitive actions, which could damage our business and reputation, and could adversely affect our financial condition and results of operations.
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
Concerns over the negative impacts of climate change have led and will continue to lead to new regulatory responses. New laws and regulations relating sustainability and climate change are under consideration or being adopted, which may include specific disclosure requirements or obligations, and that this may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, the EU recently adopted the Corporate Sustainability Reporting Directive (CSRD) that will impose disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment, and the SEC has included in its regulatory agenda potential rulemaking on climate change disclosures that, if adopted, could significantly increase compliance burdens and associated regulatory costs and complexity.
Risks Related to Taxation
Our Bermuda subsidiaries may be subject to U.S. corporate income tax.
We conduct a significant amount of business through Bermuda subsidiaries that we believe are not subject to U.S. corporate income tax as they are not engaged in a trade or business in the U.S. Since there is considerable uncertainty, however, as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of our non-U.S. companies is engaged in a trade or business in the U.S. Were this to occur, such company could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. trade or business. If we or one or more of our Bermuda subsidiaries were ultimately held to be subject to taxation, our earnings would correspondingly decline.
Certain U.S. tax provisions could reduce our access to capital, decrease demand for our products, impact our shareholders or investors in our joint ventures or other entities we manage or otherwise adversely affect us.
U.S. persons may be subject to adverse U.S. federal income tax treatment with respect to an investment in our shares under the “controlled foreign corporation,” “related person insurance income,” or PFIC provisions of the U.S. Internal Revenue Code of 1986, as amended. Such provisions may apply to a U.S. person who owns (or is considered to own under applicable tax rules) 10% or more of our shares, if RenaissanceRe or any of our non-U.S. subsidiaries is considered a controlled foreign corporation in any year, and to a U.S. person who owns any of our shares, if RenaissanceRe is a PFIC or any of our non-U.S. subsidiaries generates gross related person insurance income that constitutes 20% or more of its gross insurance income in any year. RenaissanceRe may be, and certain of our non-U.S. subsidiaries are, controlled foreign corporations for these purposes. Further, we believe that RenaissanceRe should not be characterized as a PFIC and currently anticipate that the gross related person insurance income of each of our non-U.S. insurance subsidiaries will constitute less than 20% of its gross insurance income for any taxable year in the foreseeable future. However, the application of these provisions is complex, subject to legal uncertainties and dependent on facts that may change from time to time and of which we may have limited knowledge. Accordingly, we can provide no assurances that any of these provisions will not apply for any taxable year.
In addition, on January 25, 2022, proposed regulations were published that could, if finalized in their current form, substantially expand the definition of related person insurance income to include all insurance income of our non-U.S. subsidiaries related to affiliate reinsurance transactions if U.S. persons own (or are considered to own under applicable tax rules) more than 50% of our shares. These regulations are proposed to apply to taxable years beginning after the date the regulations are finalized. Although we cannot predict whether, when or in what form the proposed regulations might be finalized, if they are finalized in their current form, we may decide not to undertake affiliate reinsurance transactions that would otherwise be undertaken for non-tax business reasons in the future and there may be an increased risk that gross related person insurance income constitutes 20% or more of the gross insurance income of one or more of our non-U.S. insurance subsidiaries in any year.
These tax provisions could adversely impact our shareholders and reduce the attractiveness of an investment in our shares and thus our access to capital. Joint venture entities or other entities managed by us may be subject to similar tax risks, which could make these entities less attractive to investors and reduce our fee income.
Further, we or our shareholders may be the subject of future changes in tax laws, which could reduce our access to capital, decrease demand for our products, impact our shareholders or investors in our joint ventures or other entities we manage or otherwise adversely affect us.
The OECD and the jurisdictions in which we operate may pursue measures that might increase our taxes and reduce our net income and increase our reporting requirements.
The OECD has published reports and launched a global dialog among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of jurisdictions perceived by the OECD to be tax havens or offering preferential tax regimes. In the past, Bermuda has been temporarily added to the EU “blacklist” of non-cooperative jurisdictions for tax purposes, as well as the “greylist” of jurisdictions that have made sufficient commitments to reform their tax policies but remain subject to close monitoring while they are executing on their commitments.
In addition, in December 2021, the OECD/G20 Inclusive Framework on BEPS approved global anti-base erosion model rules (the “GloBE Rules”) that generally would require large multinational groups to calculate the effective tax rate in each of the jurisdictions in which they operate and pay an additional top-up tax where the group’s effective tax rate in a jurisdiction is below 15%. Certain jurisdictions where we operate have brought into effect laws implementing the GloBE Rules or other changes in response to the GloBE Rules, or are in the process of doing so, and other jurisdictions may do so in the future.
Further, in response to the GloBE Rules, Bermuda adopted the Corporate Income Tax Act 2023 (the “CIT”) on December 27, 2023. Effective January 1, 2025, the CIT generally will impose a 15% income tax on Bermuda businesses that are part of large multinational groups, notwithstanding any assurances that may have been provided pursuant to the Exempted Undertakings Tax Protection Act 1966.
We expect to incur increased tax liabilities and reporting obligations as a result of the implementation of the CIT in Bermuda and the GloBE Rules in other jurisdictions where we operate. These and any other changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by taxation authorities in the jurisdictions in which we operate may materially adversely affect our results of operations.
Risks Related to the Ownership of our Securities
Because we are a holding company, we are dependent on capital distributions from our subsidiaries.
As a holding company with no direct operations, we rely on our investment income, cash dividends and other permitted payments from our subsidiaries to make principal and interest payments on our debt and to pay dividends to our shareholders. From time to time, we may not have sufficient liquid assets to meet these obligations. Regulatory restrictions on capital distributions under Bermuda law, Swiss law and various U.S. laws regulate the ability of our subsidiaries to pay dividends or otherwise distribute capital. If our subsidiaries are restricted from distributing capital to us, we may be unable to pay dividends to our shareholders or to repay our indebtedness.
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
These bye-law provisions make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise and could discourage a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us. In addition, these bye-law provisions could prevent the removal of our current Board and management. To the extent these provisions discourage takeover attempts, they could deprive shareholders of opportunities to realize takeover premiums for their shares or could depress the market price of the shares.
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
ITEM 1C.    CYBERSECURITY
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
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed to meet or exceed industry best practices, and is integrated into our broader ERM framework. We are subject to a number of cybersecurity and data privacy laws and regulations, such as those promulgated by the BMA, NYDFS and EU. Pursuant to applicable regulations, we have established and maintain a cybersecurity program designed to protect our information technology systems and customer data. Our program is designed to comply with all applicable cybersecurity regulatory requirements, including disclosure requirements, and we continue to evaluate and assess our compliance in the changing regulatory environment. It is likely that we will be subject to new regulations that could adversely affect our operations or ability to write business profitably in one or more jurisdictions. We cannot predict what, if any, regulatory actions may be taken with regard to “big data” or other emerging technologies, but any actions could have a material impact on our business, business processes, financial condition, and results of operations.
We have in place, and seek to continuously improve, a comprehensive system of security controls, managed by a dedicated staff. From time to time, we engage reputable third parties to perform a variety of services, including managed network security services, incident response or management services, cyber-forensic investigation services, and periodic security penetration testing which we utilize to update our security controls based on any findings. In addition, we are subject to independent assessment and review by regulators, as well as an annual audit of our security controls by our independent internal audit team. We also provide regular security risk education awareness and training sessions for all staff. Additionally, we maintain an ongoing internal third-party cybersecurity risk assessment program to oversee and identify potential cybersecurity threats associated with our use of third-party service providers, and consider these assessments when selecting and engaging service providers.
Our Board is responsible for overseeing enterprise-wide risk management and is actively involved in the monitoring of risks that could affect us, including cybersecurity risks. Pursuant to its charter, one of the key responsibilities of the Audit Committee of our Board is oversight of our information and cybersecurity programs and it receives regular reports on cybersecurity, information security, technology and other related matters and risks. The Audit Committee regularly briefs the Board on matters relating to its information technology and cybersecurity risk oversight.
Our Board and its Audit Committee are supported in their oversight of information technology and cybersecurity matters and risks by two management committees, the Operational Risk and Resilience Committee, which regularly reports to the Audit Committee, and the Information Security Steering Committee (the “ISSC”). The ISSC is responsible for providing management oversight for our cybersecurity risk management program, and its membership includes our Chief Technology Officer and Corporate Information Security Officer, among other members of senior management. Our Chief Technology Officer and Corporate Information Security Officer have each served in various roles in information technology and/or information security for many years, and have extensive information technology and cybersecurity experience.The Chief Technology Officer, and Corporate Information Security Officer, alongside other multidisciplinary teams across the Company, work to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The broad, cross-functional management team leverages significant experience and expertise across a range of areas, including in managing risk, technology, and legal and regulatory affairs, among others, for assessing and managing cybersecurity risks.
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
ITEM 2.    PROPERTIES
We lease office space in Bermuda, which houses our headquarters and principal executive offices, as well as in other locations throughout the U.S. and in the U.K., Australia, Canada, Ireland, Singapore and Switzerland. We believe that our current office space is sufficient for us to conduct our operations, although our needs may change in the future. To date, the cost of acquiring and maintaining our office space has not been material to us as a whole.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.” On February 14, 2024, there were 105 holders of record of our common shares.
DIVIDENDS
On February 6, 2024, RenaissanceRe’s Board approved a quarterly dividend of $0.39 per common share on its common shares. The dividend is payable on March 29, 2024, to shareholders of record on March 15, 2024. The declaration and payment of future dividends is at the sole discretion of our board of directors after taking into account various factors, including our financial condition, settlement indemnifications, operating results, available cash and current and anticipated cash needs.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Index and the S&P Composite 1500 Property & Casualty Insurance Index for the five-year period commencing December 31, 2018 and ending December 31, 2023, assuming $100 was invested on December 31, 2018. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2019 through December 31, 2023. As depicted in the graph below, during this period, the cumulative return was (1) 7.2% on our common shares; (2) 26.3% for the S&P 500 Index; (and (3) 10.9% for the S&P Composite 1500 Property & Casualty Insurance Industry Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

$220
$200
$180
$160
$140
$120
$100
$80
Dec 31, 2018
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
RNR
S&P 500
S&P 1500 P&C

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program in an aggregate amount of up to $500.0 million, which was last renewed on August 2, 2022. Unless terminated earlier by our Board, the program will expire when we have repurchased the full value of the shares authorized. The table below details the repurchases that were made under the program during the fourth quarter of 2023, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Repurchase Program		Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
October 1 - 31, 2023	—	$—	—	$—	—	$—	$500,000
November 1 - 30, 2023	2,265	$226.97	2,265	$226.97	—	$—	$500,000
December 1 - 31, 2023	—	$—	—	$—	—	$—	$500,000
Total	2,265	$226.97	2,265	$226.97	—	$—	$500,000

During 2023, we did not repurchase common shares pursuant to our publicly announced share repurchase program. At December 31, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2023 compared to 2022, as well as our liquidity and capital resources at December 31, 2023. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.” For a discussion and analysis of our results of operations for 2022 compared to 2021, please refer to the disclosures set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 50-97 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 8, 2023.
On November 1, 2023, we completed the Validus Acquisition, pursuant to which we acquired Validus Holdings and Validus Specialty. We accounted for the Validus Acquisition under the acquisition method of accounting in accordance with FASB Accounting Standards Codification (“ASC”) Topic Business Combinations.
Our results of operations and financial condition for 2023 include Validus for the period from November 1, 2023 through December 31, 2023. The following discussion and analysis of our results of operations for 2023, compared to 2022, as well as our liquidity and capital resources at December 31, 2023, should be read in that context. In addition, the results of operations for 2023 and financial condition at December 31, 2023 may not be reflective of the ultimate ongoing business of the combined entities.
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance that specializes in matching desirable risk with efficient capital. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Canada, Ireland, Singapore, Switzerland, the U.K., and the U.S. We are one of the world’s leading providers of property, casualty and specialty reinsurance solutions.
Our mission is to match desirable risk with efficient capital to achieve our vision of being the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and to enable our purpose of protecting communities and enabling prosperity. We seek to accomplish these goals by (i) being a trusted, long-term partner to our customers for assessing and managing risk, (ii) delivering responsive and innovative solutions, (iii) leveraging our core capabilities of risk assessment and information management, (iv) investing in these core capabilities in order to serve our customers across market cycles, and (v) keeping our promises.
Our core products include property, casualty and specialty reinsurance, and certain insurance products, principally distributed through intermediaries with whom we have cultivated strong long-term relationships. Our business consists of the following reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance, and (2) Casualty and Specialty, which is comprised of general casualty, professional liability, credit and other specialty (re)insurance. The underwriting results of our consolidated operating subsidiaries and underwriting platforms are included in our Property and Casualty and Specialty segment results as appropriate.
Our strategy focuses on operating as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We provide value to our customers and partners in the form of financial security, innovative products, and responsive service. We are known as a leader in paying valid claims promptly.
We have three principal drivers of profit that generate diversified earnings streams for our business - underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By accepting the volatility that this business brings, we believe that we can generate superior long-term returns and achieve our vision. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio with a focus on fixed income investments. Compared to underwriting income, we view fee income, in particular management fee income, and investment income, as relatively stable, less volatile, and capital efficient sources of income.
We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends. We believe this metric is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time.
Our current business strategy focuses predominantly on writing reinsurance. We also write excess and surplus lines insurance through delegated authority arrangements, and typically underwrite insurance risks in portfolio form. Additionally, we pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.

VALIDUS ACQUISITION
On November 1, 2023, we completed the Validus Acquisition in accordance with the Stock Purchase Agreement dated May 22, 2023 between RenaissanceRe Holdings Ltd. and American International Group, Inc., a Delaware corporation and NYSE-listed company, pursuant to which, upon the terms and subject to the conditions thereof, we, or one of our subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of Validus Holdings, Ltd. and Validus Specialty, LLC. Substantially all of the assets of Validus Holdings are comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. Pursuant to the Stock Purchase Agreement, we also acquired the renewal rights, records and customer relationships of the assumed treaty reinsurance business of Talbot Underwriting Limited, an affiliate of AIG, a specialty (re)insurance group operating within the Lloyd’s market.
In connection with the Validus Acquisition, on November 1, 2023, we paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement. The value of the acquisition consideration was $3.020 billion as of the closing date. We also entered into a registration rights agreement with AIG in respect of the shares issued to AIG. AIG also received an option to make a substantial investment into our Capital Partners vehicles, which was exercised effective January 1, 2024.
We believe that the Validus Acquisition has several significant strategic benefits for us. We believe that it advances our strategy as a global property and casualty reinsurer, providing additional scale and increasing our importance with customers and brokers. Through the Validus Acquisition, we gained access to a large, attractive book of reinsurance business that was closely aligned with our existing business mix, accelerating our growth in a favorable market. We believe our increased scale following the Validus Acquisition positions us among the five largest global property and casualty reinsurers. The Validus Acquisition was immediately accretive to our shareholders upon completion. At the same time, we have deepened, and intend to continue to deepen, our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased future strategic engagement.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operating expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; and (5) interest and dividends related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. However, on December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax effective January 1, 2025. We expect that this development, along with the implementation of the OECD’s Pillar Two regime in the jurisdictions in which we operate, will increase our income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of the economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In the Company’s consolidated balance sheets and consolidated statements of operations, the portion of these items attributable to third parties is reflected in “Net (income) loss attributable to redeemable noncontrolling interests” line item. Refer to “Note 10. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts the Company’s financial results.
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
SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2023. The results of Validus and TMR are included in our consolidated financial data from November 1, 2023 and March 22, 2019, respectively. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and the other information in this “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2023	2022	2021	2020	2019
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$8,862,366	$9,213,540	$7,833,798	$5,806,165	$4,807,750
Net premiums written	7,467,813	7,196,160	5,939,375	4,096,333	3,381,493
Net premiums earned	7,471,133	6,333,989	5,194,181	3,952,462	3,338,403
Net investment income	1,253,110	559,932	319,479	354,038	424,207
Net realized and unrealized gains (losses) on investments	414,522	(1,800,485)	(218,134)	820,636	414,109
Net claims and claim expenses incurred	3,573,509	4,338,840	3,876,087	2,924,609	2,097,021
Acquisition expenses	1,875,034	1,568,606	1,214,858	897,677	762,232
Operational expenses	375,182	276,691	212,184	206,687	222,733
Underwriting income (loss)	1,647,408	149,852	(108,948)	(76,511)	256,417
Net income (loss)	3,620,127	(1,159,816)	(103,440)	993,058	950,267
Net income (loss) available (attributable) to RenaissanceRe common shareholders	2,525,757	(1,096,578)	(73,421)	731,482	712,042
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	52.27	(25.50)	(1.57)	15.31	16.29
Dividends per common share	1.52	1.48	1.44	1.40	1.36
Weighted average common shares outstanding – diluted	47,607	43,040	47,171	47,178	43,175
Return on average common equity	40.5%	(22.0)%	(1.1)%	11.7%	14.1%
Combined ratio	77.9%	97.7%	102.1%	101.9%	92.3%

At December 31,	2023	2022	2021	2020	2019
Balance Sheet Data:
Total investments	$29,216,143	$22,220,436	$21,442,659	$20,558,176	$17,368,789
Total assets	49,007,105	36,552,878	33,959,502	30,820,580	26,330,094
Reserve for claims and claim expenses	20,486,869	15,892,573	13,294,630	10,381,138	9,384,349
Unearned premiums	6,136,135	4,559,107	3,531,213	2,763,599	2,530,975
Debt	1,958,655	1,170,442	1,168,353	1,136,265	1,384,105
Capital leases	21,540	22,020	22,459	22,853	25,072
Preference shares	750,000	750,000	750,000	525,000	650,000
Total shareholders’ equity attributable to RenaissanceRe	9,454,958	5,325,274	6,624,281	7,560,248	5,971,367
Common shares outstanding	52,694	43,718	44,445	50,811	44,148

Book value per common share	$165.20	$104.65	$132.17	$138.46	$120.53
Accumulated dividends	26.52	25.00	23.52	22.08	20.68
Book value per common share plus accumulated dividends	$191.72	$129.65	$155.69	$160.54	$141.21
Change in book value per common share plus change in accumulated dividends	59.3%	(19.7)%	(3.5)%	16.0%	17.1%

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
The following table summarizes our reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2023	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$2,461,580	$1,459,010	$3,913,030	$7,833,620
Casualty and Specialty	2,801,016	203,560	9,648,673	12,653,249
Total (1)	$5,262,596	$1,662,570	$13,561,703	$20,486,869

At December 31, 2022
(in thousands)
Property	$1,956,688	$2,008,891	$3,570,253	$7,535,832
Casualty and Specialty	1,864,365	167,993	6,324,383	8,356,741
Total	$3,821,053	$2,176,884	$9,894,636	$15,892,573

(1)Included in the Company’s reserves for claims and claim expenses balance at December 31, 2023 is $4.5 billion of gross reserves for claims and claim expenses, at fair value, acquired as a result of the Validus Acquisition.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2023	2022
(in thousands)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$11,181,648	$9,025,961
Net incurred related to:
Current year	4,024,116	4,586,422
Prior years	(450,607)	(247,582)
Total net incurred	3,573,509	4,338,840
Net paid related to:
Current year	364,793	105,885
Prior years	2,630,885	1,924,271
Total net paid	2,995,678	2,030,156
Foreign exchange (1)	62,902	(152,997)
Amounts acquired (2)	3,320,202	—
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	15,142,583	11,181,648
Reinsurance recoverable as of end of period	5,344,286	4,710,925
Reserve for claims and claim expenses as of end of period	$20,486,869	$15,892,573

(1)Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date.
(2)Represents the fair value of Validus’ reserves for claims and claim expenses, net of reinsurance recoverables, acquired on November 1, 2023.
The following table details our prior year development by segment of our liability for unpaid claims and claim expenses:

Year ended December 31,	2023	2022
(in thousands)	(Favorable) adverse development	(Favorable) adverse development
Property	$(408,905)	$(205,741)
Casualty and Specialty	(41,702)	(41,841)
Total favorable development of prior accident years net claims and claim expenses	$(450,607)	$(247,582)

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
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2023 differ from our initial accident year estimates and demonstrate that our most recent estimate of incurred claims and claim expenses are reasonably likely to vary from our initial estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development, in comparison, for accident years where our current estimates are higher than our original estimates we have experienced adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoveries. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims and claim expenses denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2023.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$380,622	$352,583	$331,455	$326,513	$331,610	$331,347	$325,325	$319,529	$317,076	$315,158
2015	—	511,360	459,762	416,585	399,498	389,650	384,744	375,769	377,861	376,792
2016	—	—	588,366	607,340	576,902	554,287	526,318	522,330	541,396	530,843
2017	—	—	—	2,018,855	1,824,613	1,698,844	1,681,670	1,624,156	1,559,925	1,532,082
2018	—	—	—	—	1,374,423	1,465,633	1,408,253	1,280,066	1,267,732	1,216,792
2019	—	—	—	—	—	1,203,828	1,191,214	1,103,449	1,017,085	953,986
2020	—	—	—	—	—	—	1,989,861	2,098,289	2,092,021	2,036,200
2021	—	—	—	—	—	—	—	2,744,649	2,713,942	2,628,136
2022	—	—	—	—	—	—	—	—	2,584,543	2,463,435
2023	—	—	—	—	—	—	—	—	—	1,473,736
Total										$13,527,160

Our initial and subsequent estimates of incurred claims and claim expenses, net of reinsurance, are impacted by available information derived from claims information from customers and brokers, industry assessments of losses, proprietary models, historical reinsurance and insurance loss experience and statistics, management’s experience and judgment to assist the establishment of appropriate claims and claim expense reserves, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, net claims and claim expenses associated with the 2019 accident year have experienced favorable development. This is largely driven by reductions in estimated net ultimate claims and claim expenses associated with the 2019 Large Loss Events. In comparison, net claims and claim expenses associated with the 2020 accident year have experienced adverse development. The adverse development was driven by an increase in expected net claims and claim expenses as new and additional claims information was received associated with the 2020 Weather-Related Large Loss Events.
In accident years with a low level of insured catastrophe losses, our other property lines of business contribute a greater proportion of our overall incurred claims and claim expenses within our Property segment, compared to years with a high level of insured catastrophe losses. We expect that certain of our other property lines of business will tend to generate less volatility in future calendar years and, as such, we would expect to see a slower more stable increase or decrease in estimated incurred net claims and claim expenses over time in such business. Certain of our other property contracts are also exposed to catastrophe events, resulting in increased volatility of incurred claims and claim expenses driven by the occurrence of catastrophe events. In addition, volatility in the initial estimate associated with large catastrophe losses and the speed at which we settle claims can vary significantly based on the type of event. Losses from the COVID-19 pandemic are uncertain and highly complex, given the unprecedented situation, and will take longer to develop given the nature of the losses, thus potentially adding volatility to our incurred net claims and claim expenses.
Sensitivity Analysis
The table below shows the impact on our reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2023 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from large losses. In addition, we adjust the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent losses are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to uncertainty with respect to the size of the industry losses, which contracts have been exposed to the loss and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the losses occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, or redeemable noncontrolling interest.
Property Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2023	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2023	% Impact of Change on Gross Reserve for Claims and Claim Expenses at December 31, 2023	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2023	% Impact of Change on Shareholders’ Equity at December 31, 2023
Higher	$8,448,069	$614,449	3.0%	(17.0)%	(6.5)%
Recorded	$7,833,620	$—	—%	—%	—%
Lower	$7,410,133	$(423,487)	(2.1)%	11.7%	4.5%

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
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses. The key assumptions in the determination of ultimate claims and claim expenses include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2023 differ from our initial accident year estimates and demonstrates that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicate adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2023.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
2014	$969,060	$939,468	$930,359	$905,126	$884,566	$897,806	$874,342	$869,487	$863,156	$853,413
2015	—	1,171,452	1,153,180	1,163,709	1,135,289	1,123,054	1,117,356	1,128,857	1,119,160	1,118,464
2016	—	—	1,309,509	1,300,187	1,293,139	1,282,820	1,228,848	1,247,820	1,263,596	1,251,833
2017	—	—	—	1,678,282	1,618,591	1,659,007	1,603,386	1,631,557	1,630,234	1,648,213
2018	—	—	—	—	1,655,780	1,801,151	1,796,860	1,794,934	1,813,707	1,895,961
2019	—	—	—	—	—	1,562,040	1,563,215	1,565,662	1,583,553	1,659,217
2020	—	—	—	—	—	—	2,445,269	2,330,908	2,331,392	2,372,776
2021	—	—	—	—	—	—	—	2,808,296	2,664,129	2,550,829
2022	—	—	—	—	—	—	—	—	3,381,535	3,217,112
2023	—	—	—	—	—	—	—	—	—	3,830,159
Total										$20,397,977

As each accident year has developed, our estimated expected incurred claims and claim expenses, net of reinsurance, have changed. For example, our re-estimated incurred claims and claim expenses decreased for the 2021 accident year from the initial estimates. This decrease was principally driven by actual reported and paid net claims and claim expenses associated with the 2021 accident year being lower than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this accident year. In comparison, the 2018 accident year has developed adversely compared to our initial estimates of incurred claims and claim expenses and our current estimates are higher than our initial estimates. The increase in incurred claims and claim expenses for the 2018 accident year is due to reported losses generally coming in higher than expected on attritional net claims and claim expenses.
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
Sensitivity Analysis
The table below shows the impact on our Casualty and Specialty segment reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2023, of a reasonable range of possible outcomes associated with a variety of reasonable actuarial assumptions for our estimates of gross ultimate claims and claim expense ratios and loss reporting patterns. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, or redeemable noncontrolling interest.
Casualty and Specialty Claims and Claim Expense Reserve Sensitivity Analysis

(in thousands, except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserves for Claims and Claim Expenses at December 31, 2023	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2023	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2023	% Impact of Change on Shareholders’ Equity at December 31, 2023
Increase expected claims and claim expense ratio by 10%	Slower reporting	$1,875,070	9.2%	(51.8)%	(19.8)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	$1,196,233	5.8%	(33.0)%	(12.7)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	$625,316	3.1%	(17.3)%	(6.6)%
Expected claims and claim expense ratio	Slower reporting	$620,519	3.0%	(17.1)%	(6.6)%
Expected claims and claim expense ratio	Expected reporting	$—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	$(521,612)	(2.5)%	14.4%	5.5%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	$(631,997)	(3.1)%	17.5%	6.7%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	$(1,194,198)	(5.8)%	33.0%	12.6%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	$(1,666,505)	(8.1)%	46.0%	17.6%

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
We estimate our provision for current expected credit losses by applying specific percentages against each premiums receivable based on the counterparty’s credit ratings. The percentages applied are based on information received from both insureds and ceding companies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2023, the Company’s premiums receivable balance was $7.3 billion (2022 - $5.1 billion). Of the Company’s premiums receivable balance as of December 31, 2023, the majority are receivables from highly rated counterparties. At December 31, 2023, the Company held a provision for current expected credit losses on its premiums receivable of $3.5 million (2022 - $4.6 million).
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
We estimate our provision for current expected credit losses by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2023, our reinsurance recoverable balance was $5.3 billion (2022 - $4.7 billion). Of this amount, 60.6% is fully collateralized by our reinsurers, 38.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.9% is recoverable from reinsurers rated lower than A- by major rating agencies (2022 - 47.2%, 52.0% and 0.8%, respectively). The reinsurers with the three largest balances accounted for 17.6%, 14.3% and 8.7%, respectively, of our reinsurance recoverable balance at December 31, 2023 (2022 - 20.8%, 7.0% and 5.4%, respectively). The provision for current expected credit losses recorded against reinsurance recoverable was $13.3 million at December 31, 2023 (2022 - $12.2 million). The three largest company-specific components of the provision for current expected credit losses represented 10.9%, 10.7% and 8.1%, respectively, of our total provision for current expected credit losses at December 31, 2023 (2022 - 14.3%, 9.1% and 8.0%, respectively).
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

At December 31, 2023, we classified $159.8 million and $2.7 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs (2022 - $170.3 million and $5.3 million, respectively). This represented 0.3% and 0.0% of our total assets and liabilities, respectively (2022 - 0.5% and 0.0%, respectively). Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility including credit spreads and projected cash flows, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets acquired are initially recorded at fair value, the assessment of which requires significant judgments, assumptions and estimates which are inherently subjective. As discussed above, the measurement of fair values is a critical accounting estimate, and involves numerous inputs into the assessment, including a range of reasonable judgments that impact the determination of fair value. Subsequent to initial recognition, finite lived other intangible assets are amortized over their estimated useful life, subject to impairment, and goodwill and indefinite lived other intangible assets are carried at the lower of cost or fair value, subject to impairment. If goodwill or other intangible assets are impaired, they are written down to their estimated fair values with a corresponding expense reflected in our consolidated statements of operations.
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
As a result of the Company’s impairment assessment performed during the second half of 2023, the Company determined that there was no impairment during 2023, and therefore the Company recorded no intangible asset impairment or goodwill charge during the year ended December 31, 2023.
As at December 31, 2023, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $300.5 million of goodwill (2022 -

$210.9 million) and $474.8 million of other intangible assets (2022 - $26.9 million). We have not recorded any impairment charges related to these balances in either of the two years ended December 31, 2023 or 2022. Refer to “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information with respect to goodwill and intangible assets acquired in connection with the Validus Acquisition. In the future, it is possible we will hold more goodwill and intangible assets, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2023, we had $112.6 million (2022 - $79.8 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $10.8 million of goodwill and $7.3 million of other intangible assets (2022 - $9.9 million and $7.9 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. We have not recorded any other-than-temporary impairment charges related to goodwill and other intangible assets associated with our investments in other ventures, under equity method in either of the two years ended December 31, 2023 or 2022. See “Note 4. Goodwill and Other Intangible Assets” in our “Notes to the Consolidated Financial Statements” for additional information.
Income Taxes
Income taxes have been determined in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, value of in-force business, VOBA, deferred acquisition expenses, intangible assets, amortization and depreciation. The effect on deferred tax assets and liabilities of a change in tax laws or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized. Significant judgments, assumptions and estimates which are inherently subjective are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances.
At December 31, 2023, our net deferred tax asset (prior to our valuation allowance) and valuation allowance were $864.7 million (2022 - $316.8 million) and $213.3 million (2022 - $193.6 million), respectively. See “Note 15. Taxation” in our “Notes to the Consolidated Financial Statements” for additional information. At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the net deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.
We have unrecognized tax benefits of $Nil as of December 31, 2023 (2022 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense. At December 31, 2023, interest and penalties accrued on unrecognized tax benefits were $Nil (2022 - $Nil).
The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2022 with the U.S.; 2019 through 2022 with Ireland; 2021 through 2022 with the U.K.; 2019 through 2022 with Singapore; 2019 through 2022 with Switzerland; 2019 through 2022 with Australia; 2019 through 2022 with Canada; and 2018 through 2022 with Luxembourg. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)
Statements of Operations Highlights
Year ended December 31,	2023	2022	Change
Gross premiums written	$8,862,366	$9,213,540	$(351,174)
Net premiums written	$7,467,813	$7,196,160	$271,653
Net premiums earned	$7,471,133	$6,333,989	$1,137,144
Net claims and claim expenses incurred	3,573,509	4,338,840	(765,331)
Acquisition expenses	1,875,034	1,568,606	306,428
Operational expenses	375,182	276,691	98,491
Underwriting income (loss)	$1,647,408	$149,852	$1,497,556

Net investment income	$1,253,110	$559,932	$693,178
Net realized and unrealized gains (losses) on investments	414,522	(1,800,485)	2,215,007
Total investment result	$1,667,632	$(1,240,553)	$2,908,185

Net income (loss)	$3,620,127	$(1,159,816)	$4,779,943
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,525,757	$(1,096,578)	$3,622,335
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$52.27	$(25.50)	$77.77
Dividends per common share	$1.52	$1.48	$0.04

Key Ratios
Year ended December 31,	2023	2022	Change
Net claims and claim expense ratio – current accident year	53.9%	72.4%	(18.5)	pts
Net claims and claim expense ratio – prior accident years	(6.1)%	(3.9)%	(2.2)	pts
Net claims and claim expense ratio – calendar year	47.8%	68.5%	(20.7)	pts
Underwriting expense ratio	30.1%	29.2%	0.9	pts
Combined ratio	77.9%	97.7%	(19.8)	pts
Return on average common equity	40.5%	(22.0)%	62.5	pts

Book Value
At December 31,	2023	2022	Change
Book value per common share	$165.20	$104.65	$60.55
Accumulated dividends per common share	26.52	25.00	1.52
Book value per common share plus accumulated dividends	$191.72	$129.65	$62.07
Change in book value per common share plus change in accumulated dividends	59.3%	(19.7)%	79.0	pts

Balance Sheet Highlights
At December 31,	2023	2022	Change
Total assets	$49,007,105	$36,552,878	$12,454,227
Total shareholders’ equity attributable to RenaissanceRe	$9,454,958	$5,325,274	$4,129,684

Results of Operations for 2023 Compared to 2022
Net income available to RenaissanceRe common shareholders was $2.5 billion in 2023, compared to net loss attributable to RenaissanceRe common shareholders of $1.1 billion in 2022. As a result of our net income available to RenaissanceRe common shareholders in 2023, we generated an annualized return on average common equity of 40.5% and our book value per common share increased from $104.65 at December 31, 2022 to $165.20 at December 31, 2023, a 59.3% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during 2023, on a comparative basis to 2022, include:
•Underwriting Results - we generated underwriting income of $1.6 billion and had a combined ratio of 77.9% in 2023, compared to underwriting income of $149.9 million and a combined ratio of 97.7% in 2022. Our underwriting income in 2023 was comprised of our Property segment, which generated underwriting income of $1.4 billion in and had a combined ratio of 53.4%, and our Casualty and Specialty segment, which generated underwriting income of $208.1 million in and had a combined ratio of 95.2%. In comparison, our underwriting income in 2022 was comprised of our Casualty and Specialty segment, which generated underwriting income of $166.0 million and had a combined ratio of 95.3%, partially offset by our Property segment, which generated an underwriting loss of $16.1 million and had a combined ratio of 100.6%;
Included in our underwriting results in 2023 was the impact of the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $298.6 million and added 4.1 percentage points to the combined ratio, primarily within our Property segment. In comparison, our underwriting results in 2022 were impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the underwriting result of $1.2 billion and added 20.0 percentage points to the combined ratio, primarily in our Property segment;
•Gross Premiums Written - our gross premiums written decreased by $351.2 million, or 3.8%, to $8.9 billion, in 2023, compared to 2022. This was comprised of a decrease of $179.3 million in our Casualty and Specialty segment, in addition to a decrease of $171.8 million in our Property segment;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $1.7 billion in 2023, compared to a loss of $1.2 billion in 2022, an increase of $2.9 billion. The primary drivers of the improved total investment result were an improvement in net realized and unrealized gains (losses) on investments of $2.2 billion, driven by modest interest rate movements in 2023 compared to multiple interest rate increases during 2022. Net investment income increased $693.2 million, primarily driven by a combination of higher yielding assets and higher average invested assets in 2023, due to the equity and debt offerings in the second quarter of 2023, and the subsequent Validus Acquisition in the fourth quarter of 2023;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $1.1 billion in 2023, compared to a net loss attributable to redeemable noncontrolling interest of $98.6 million in 2022. Net income attributable to redeemable noncontrolling interests in 2023 was primarily driven by underwriting income generated by DaVinci and Vermeer, net investment income resulting from higher interest rates and yields within the investment portfolios of the Company’s joint ventures and managed funds, net realized and unrealized gains on the investment portfolios of the Company’s joint ventures and managed funds driven by modest interest rate movements in 2023 compared to multiple interest rate increases during 2022, and net realized and unrealized gains on catastrophe bonds held in Medici;
•Impact of Large Loss Events - we had a net negative impact on net income attributable to RenaissanceRe common shareholders of $213.4 million resulting from the 2023 Large Loss Events. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $807.6 million resulting from the 2022 Weather-Related Large Losses and $23.9 million resulting from losses related to the Russia-Ukraine War in 2022.
•Income tax - we had an income tax benefit of $510.1 million in 2023, compared to $59.0 million in 2022. The increase in income tax benefit was primarily driven by the net deferred tax benefit recorded in connection with the enactment of the 15% Bermuda corporate income tax on December 27, 2023. This was partially offset by increased income tax expense in the Company’s other operating jurisdictions resulting from higher operating income and investment gains.

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
2023 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our consolidated financial statements in 2023.

Year ended December 31, 2023	2023 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(354,228)
Assumed reinstatement premiums earned	46,534
Ceded reinstatement premiums earned	(62)
Earned (lost) profit commissions	9,130
Net negative impact on underwriting result	(298,626)
Redeemable noncontrolling interest	85,276
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(213,350)

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated combined ratio in 2023.

Year ended December 31, 2023	2023 Large Loss Events
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(298,119)
Net negative impact on Casualty and Specialty segment underwriting result	(507)
Net negative impact on underwriting result	$(298,626)
Percentage point impact on consolidated combined ratio	4.1

(1)“2023 Large Loss Events” includes:(1) Hurricane Otis and Storm Ciaran in October and November 2023 (“Q4 2023 Large Loss Events); (2) the wildfires in Hawaii in August 2023 and Hurricane Idalia (“Q3 2023 Large Loss Events”); (3) a series of large, severe weather events in Texas and other southern and central U.S. states in June 2023 (“Q2 2023 Large Loss Events”); (4) the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023 (“Q1 2023 Large Loss Events”); and (5) certain aggregate loss contracts triggered during 2023.

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
During 2022, losses related to Russia’s invasion of Ukraine resulted in a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $23.9 million. This reflects net claims and claims expenses incurred and a net negative impact on underwriting result of $26.1 million, which was solely in the Casualty and Specialty segment, partially offset by redeemable noncontrolling interest of $2.2 million. The net negative impact on the underwriting result had a 0.5 percentage point impact on the consolidated combined ratio.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$3,562,414	$3,734,241	$(171,827)
Net premiums written	$2,967,309	$2,847,659	$119,650
Net premiums earned	$3,090,792	$2,770,227	$320,565
Net claims and claim expenses incurred	799,905	2,044,771	(1,244,866)
Acquisition expenses	600,127	547,210	52,917
Operational expenses	251,433	194,355	57,078
Underwriting income (loss)	$1,439,327	$(16,109)	$1,455,436

Net claims and claim expenses incurred – current accident year	$1,208,810	$2,250,512	$(1,041,702)
Net claims and claim expenses incurred – prior accident years	(408,905)	(205,741)	(203,164)
Net claims and claim expenses incurred – total	$799,905	$2,044,771	$(1,244,866)

Net claims and claim expense ratio – current accident year	39.1%	81.2%	(42.1)	pts
Net claims and claim expense ratio – prior accident years	(13.2)%	(7.4)%	(5.8)	pts
Net claims and claim expense ratio – calendar year	25.9%	73.8%	(47.9)	pts
Underwriting expense ratio	27.5%	26.8%	0.7	pts
Combined ratio	53.4%	100.6%	(47.2)	pts

Property Gross Premiums Written
In 2023, our Property segment gross premiums written decreased by $171.8 million, or 4.6%, to $3.6 billion, compared to $3.7 billion in 2022.
Gross premiums written in the catastrophe class of business were $2.1 billion in 2023, an increase of $69.6 million, or 3.3%, compared to 2022. This increase was the result of an increase in gross premiums written of $552.8 million, primarily due to rate improvements on deals written in 2023, largely offset by a decrease in gross reinstatement premiums of $214.8 million, and a reduction in premiums due to the non-renewal of deals written in Upsilon RFO of $268.4 million.
Gross premiums written in the other property class of business were $1.4 billion in 2023, a decrease of $241.4 million, or 14.6%, compared to 2022. The decrease in gross premiums written in the other property class of business was principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.
Our Property segment gross premiums continue to be characterized by a large proportion of U.S. and Caribbean premium, a significant amount of which provides coverage against windstorms, notably U.S. Atlantic windstorms, as well as earthquakes and other natural and man-made catastrophes.

Property Ceded Premiums Written

Year ended December 31,	2023	2022	Change
(in thousands)
Ceded premiums written	$595,105	$886,582	$(291,477)

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
Ceded premiums written in our Property segment decreased 32.9%, to $595.1 million, in 2023, compared to $886.6 million in 2022. The decrease in ceded premiums written was driven by a reduction in ceded reinstatement premiums of $75.5 million, as well as a reduction in premiums ceded to Upsilon RFO of $237.4 million. This reduction followed a reduction in the size of Upsilon Diversified, a segregated account of Upsilon Fund, in connection with the reduction in gross premiums written, as discussed above. Partially offsetting this was a slight increase in overall ceded premiums written due to higher levels of retrocessional purchases as a part of our gross-to-net strategy.
Property Net Premiums Written

Year ended December 31,	2023	2022	Change
(in thousands)
Net premiums written	$2,967,309	$2,847,659	$119,650

Net premiums written in our Property segment were $3.0 billion in 2023, an increase of $119.7 million, or 4.2%, compared to 2022. The increase in net premiums written was driven by rate improvements on deals written in our catastrophe class of business in 2023, partially offset by a decrease in net reinstatement premiums of $160.2 million compared to 2022 as well as a reduction in our other property class of business principally due to the non-renewal of certain catastrophe exposed quota share programs that did not meet our return hurdles.
Property Underwriting Results
Our Property segment generated underwriting income of $1.4 billion in 2023, compared to a loss of $16.1 million in 2022, an increase in underwriting income of $1.5 billion. In 2023, our Property segment generated a net claims and claim expense ratio of 25.9%, an underwriting expense ratio of 27.5% and a combined ratio of 53.4%, compared to 73.8%, 26.8% and 100.6%, respectively, in 2022.
Impacting the Property segment underwriting result and combined ratio in 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $298.1 million and added 10.5 percentage points to its combined ratio. In comparison, 2022 was impacted by the 2022 Weather-Related Large Losses, which resulted in a net negative impact on the Property segment underwriting result of $1.2 billion and added 46.8 percentage points to its combined ratio.
The net claims and claim expense ratio of 25.9% is comprised of a current accident year net claims and claim expense ratio of 39.1% and 13.2 percentage points of net favorable development on prior accident years. In comparison, 2022 had a net claims and claim expense ratio of 73.8%, comprised of a current accident year net claims and claim expense ratio of 81.2% and 7.4 percentage points of net favorable development on prior accident years.
The underwriting expense ratio increased 0.7 percentage points, largely driven by a reduced benefit in 2023 from net reinstatement premiums as compared to 2022 due to the lower level of catastrophe losses and correspondingly lower reinstatement premiums.

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
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2023	2022	Change
(in thousands, except percentages)
Gross premiums written	$5,299,952	$5,479,299	$(179,347)
Net premiums written	$4,500,504	$4,348,501	$152,003
Net premiums earned	$4,380,341	$3,563,762	$816,579
Net claims and claim expenses incurred	2,773,604	2,294,069	479,535
Acquisition expenses	1,274,907	1,021,396	253,511
Operational expenses	123,749	82,336	41,413
Underwriting income (loss)	$208,081	$165,961	$42,120

Net claims and claim expenses incurred – current accident year	$2,815,306	$2,335,910	$479,396
Net claims and claim expenses incurred – prior accident years	(41,702)	(41,841)	139
Net claims and claim expenses incurred – total	$2,773,604	$2,294,069	$479,535

Net claims and claim expense ratio – current accident year	64.3%	65.5%	(1.2)	pts
Net claims and claim expense ratio – prior accident years	(1.0)%	(1.1)%	0.1	pts
Net claims and claim expense ratio – calendar year	63.3%	64.4%	(1.1)	pts
Underwriting expense ratio	31.9%	30.9%	1.0	pts
Combined ratio	95.2%	95.3%	(0.1)	pts

Casualty and Specialty Gross Premiums Written
In 2023, our Casualty and Specialty segment gross premiums written decreased by $179.3 million, or 3.3%, to $5.3 billion, compared to $5.5 billion in 2022. The decrease in gross premiums written was mainly in the professional liability and credit classes of business, partially offset by increases in the other specialty and general casualty classes of business. The principal driver of the overall decrease in gross premiums written was changes in premium estimates for business underwritten in prior years. During 2023, gross premiums written included negative adjustments of $42.2 million to premium estimates on business underwritten in 2022 and prior years, as compared to positive premium adjustments of $450.0 million in 2022 on business underwritten in 2021 and prior years. These changes in premium estimates are driven by reported premiums and revised ceding company estimates which reflect market conditions and ceding companies’ ability to meet or exceed their rate and volume expectations. The decreases from year-over-year changes in premium estimates occurred across all classes of business, but principally in the professional liability and credit classes of business.
In addition, decreases in the professional liability and increases in general casualty and other specialty classes of business reflect proactive cycle management as we sought to shape our portfolio to favor attractive lines. The decrease in the credit class of business was principally due to significant premium growth in 2022 associated with opportunistic deals written in the mortgage book of business, which do not renew annually and earn over several years. The increase in gross premiums written within the other specialty class of business was mainly reflective of growth in new and existing business underwritten in both the current and prior periods, predominantly within the energy, cyber and aviation lines of business.

Total gross premiums written in the Casualty and Specialty segment included $347.8 million of gross premiums written from Validus, predominantly in the other specialty and general casualty classes of business.
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business, which represents the majority of our Casualty and Specialty segment business, typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity as compared to traditional excess of loss business.
Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2023	2022	Change
(in thousands)
Ceded premiums written	$799,448	$1,130,798	$(331,350)

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
Ceded premiums written in our Casualty and Specialty segment decreased by 29.3%, to $799.4 million, in 2023, compared to $1.1 billion in 2022, primarily driven by the overall reduction in our retrocessional purchases as part of our gross-to-net strategy, in addition to the decrease in gross premiums written subject to our retrocessional quota share reinsurance programs.
Casualty and Specialty Net Premiums Written

Year ended December 31,	2023	2022	Change
(in thousands)
Net premiums written	$4,500,504	$4,348,501	$152,003

Net premiums written in our Casualty and Specialty segment increased by $152.0 million, or 3.5%, primarily driven by an overall reduction in our retrocessional purchases, as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $208.1 million in 2023, compared to $166.0 million in 2022. In 2023, our Casualty and Specialty segment generated a net claims and claim expense ratio of 63.3%, an underwriting expense ratio of 31.9% and a combined ratio of 95.2%, compared to 64.4%, 30.9% and 95.3%, respectively, in 2022.
The Casualty and Specialty segment combined ratio in 2023 of 95.2% was comparable to 2022. The current accident year net claims and claim expense ratio of 64.3% decreased by 1.1 percentage points as compared to 2022, primarily as a result of lower current accident year attritional losses from a shift in mix of business toward other specialty lines which carry lower expected attritional loss ratios. During 2023 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $41.7 million, or 1.0 percentage points, compared to $41.8 million, or 1.1 percentage points during 2022. The net favorable development during 2023 and 2022 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our other specialty and credit lines of business.
The underwriting expense ratio increased 1.0 percentage points, primarily driven by the impact of purchase accounting adjustments related to the Validus Acquisition.
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
Fee Income

Year ended December 31,	2023	2022	Change
(in thousands)
Management Fee Income
Joint ventures	$122,474	$56,746	$65,728
Structured reinsurance products and other	27,754	26,592	1,162
Managed funds	26,371	25,564	807
Total management fee income	176,599	108,902	67,697

Performance Fee Income
Joint ventures	50,656	4,354	46,302
Structured reinsurance products and other	8,582	4,451	4,131
Managed funds	957	972	(15)
Total performance fee income	60,195	9,777	50,418
Total fee income	$236,794	$118,679	$118,115

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds includes Upsilon Fund and Medici, as well as fee income earned by AlphaCat Managers. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
In 2023, total fee income earned through our third-party capital management activities increased by $118.1 million, to $236.8 million, compared to $118.7 million in 2022, driven by both higher management fee income and higher performance fee income in 2023 compared to 2022.
The increase in management fee income of $67.7 million reflected growth in the Company’s joint ventures and managed funds, specifically DaVinci, Fontana, Vermeer, and Medici, as well as the recording of management fees in DaVinci in 2023, that were previously deferred in 2022 and 2021 as a result of the weather-related large losses experienced in prior years. The increase was partially offset by a decrease in fees associated with the decrease in capital managed at Upsilon.
Performance fee income increased $50.4 million compared to 2022, driven by favorable current year underwriting results, primarily in DaVinci.

The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operating expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Year ended December 31	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$34,432	$49,946	$(15,514)
Equity in earnings of other ventures	(1,423)	94	(1,517)
Net income (loss) attributable to redeemable noncontrolling interest	203,785	68,639	135,146
Total fee income	$236,794	$118,679	$118,115

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operating expenses or acquisition expenses. The $34.4 million includes $46.4 million of management fee income, recorded as a reduction to operating expenses and $(12.0) million of performance fee income recorded as an increase to acquisition expenses (2022 - $49.9 million, $46.9 million and $3.0 million, respectively).
In addition to the $34.4 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operating expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Year ended December 31	2023	2022	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$34,432	$49,946	$(15,514)
Underwriting income (loss) - additional fee income on other underwriting-related activities	94,577	93,743	834
Total fee income recorded through underwriting income (loss) (1)	$129,009	$143,689	(14,680)
Impact of Total fees recorded through underwriting income (loss) on the combined ratio	1.7%	2.3%	(0.6)	pts

(1)The $129.0 million includes $125.1 million of management fee income, recorded as a reduction to operating expenses and $3.9 million of performance fee income recorded as a reduction to acquisition expenses (2022 - $143.7 million, $123.2 million and $20.5 million, respectively).

Net Investment Income

Year ended December 31,	2023	2022	Change
(in thousands)
Fixed maturity investments trading	$744,457	$382,165	$362,292
Short term investments	213,303	41,042	172,261
Equity investments	7,261	20,864	(13,603)
Other investments
Catastrophe bonds	200,572	94,784	105,788
Other	87,296	37,497	49,799
Cash and cash equivalents	23,123	5,197	17,926
	1,276,012	581,549	694,463
Investment expenses	(22,902)	(21,617)	(1,285)
Net investment income	$1,253,110	$559,932	$693,178

Net investment income was $1.3 billion in 2023, compared to $559.9 million in 2022, an increase of $693.2 million. The increase was primarily driven by a combination of higher yielding assets in the fixed maturity and short term portfolios and higher average invested assets resulting from the equity and debt offerings in the second quarter of 2023, as well the Validus Acquisition in the fourth quarter of 2023.
Net Realized and Unrealized Gains (Losses) on Investments

Year ended December 31,	2023	2022	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$80,905	$38,781	$42,124
Gross realized losses on fixed maturity investments trading	(473,946)	(771,342)	297,396
Net realized gains (losses) on fixed maturity investments trading	(393,041)	(732,561)	339,520
Net unrealized gains (losses) on fixed maturity investments trading	685,095	(636,762)	1,321,857
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(68,272)	(165,293)	97,021
Net realized gains (losses) on equity investments	(27,492)	43,035	(70,527)
Net unrealized gains (losses) on equity investments	73,243	(166,823)	240,066
Net realized and unrealized gains (losses) on equity investments	45,751	(123,788)	169,539
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	101,897	(130,335)	232,232
Net realized and unrealized gains (losses) on other investments - other	43,092	(11,746)	54,838
Net realized and unrealized gains (losses) on investments	$414,522	$(1,800,485)	$2,215,007

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

Net realized and unrealized gains on investments were $414.5 million in the twelve months ended December 31, 2023, compared to losses of $1.8 billion in the twelve months ended December 31, 2022, an improvement of $2.2 billion. Principally impacting our net realized and unrealized gains on investments in the twelve months ended December 31, 2023 were:
•net realized and unrealized gains on our fixed maturity investments trading of $292.1 million compared to losses of $1.4 billion in 2022, an improvement of $1.7 billion, driven by modest interest rate movements through the year, compared to increases in yields on U.S. treasuries in 2022;
•net realized and unrealized gains on catastrophe bonds of $101.9 million, compared to net realized and unrealized losses of $130.3 million in 2022, an improvement of $232.2 million. The net realized and unrealized gains and losses are primarily reflected in the Medici portfolio, and predominantly attributable to third party investors allocated through net income (loss) attributable to redeemable noncontrolling interest. Net realized and unrealized gains in 2023 were the result of the tightening of risk spreads in the wider catastrophe bond market, as compared to 2022, when there was a widening of risk spreads; and
•net realized and unrealized gains on equity investments of $45.8 million compared to net losses of $123.8 million in 2022, an improvement of $169.5 million. Net realized and unrealized gains in 2023 were primarily due to a combination of a reduced allocation to equity investments and a higher equity market price environment, while the losses in 2022 were a result of a generally lower equity market price environment.
Net Foreign Exchange Gains (Losses)

Year ended December 31,	2023	2022	Change
(in thousands)
Total foreign exchange gains (losses)	$(41,479)	$(56,909)	$15,430

In 2023, net foreign exchange losses were $41.5 million compared to $56.9 million in 2022. The net foreign exchange losses for 2023 and 2022 were driven by the impact of certain foreign exchange exposures related to our underwriting activities, and losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest.
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

Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2023	2022	Change
(in thousands)
Top Layer	$15,977	$6,347	$9,630
Tower Hill Companies	24,815	(921)	25,736
Other	2,682	5,823	(3,141)
Total equity in earnings (losses) of other ventures	$43,474	$11,249	$32,225

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
Earnings from our investments in other ventures was $43.5 million in 2023, compared to $11.2 million in 2022, an increase of $32.2 million. The increase was principally driven by increased profitability of our equity investments in the Tower Hill Companies and Top Layer.
Corporate Expenses

Year ended December 31,	2023	2022	Change
(in thousands)
Total corporate expenses	$127,642	$46,775	$80,867

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs incurred in connection with the acquisition of Validus. From time to time, we may revise the allocation of certain expenses between corporate and operating expenses to better reflect the characteristic of the underlying expense.
Corporate expenses increased $80.9 million to $127.6 million, in 2023, compared to $46.8 million in 2022. The increase was primarily driven by $76.4 million of expenses associated with the closing of the Validus Acquisition and subsequently incurred as part of the related integration activities.

Interest Expense and Preferred Share Dividends

Year ended December 31,	2023	2022	Change
(in thousands)
Interest Expense
$750.0 million 5.750% Senior Notes due 2033	$24,557	$—	$24,557
$400.0 million 3.600% Senior Notes due 2029	14,400	14,400	—
$300.0 million 3.450% Senior Notes due 2027	10,350	10,350	—
$300.0 million 3.700% Senior Notes due 2025	11,100	11,100	—
$150.0 million 4.750% Senior Notes due 2025 (DaVinci)	7,125	7,125	—
Other	5,649	5,360	289
Total interest expense	73,181	48,335	24,846
Preferred Share Dividends
$250.0 million 5.750% Series F Preference Shares	14,375	14,375	—
$500.0 million 4.20% Series G Preference Shares	21,000	21,000	—
Total preferred share dividends	35,375	35,375	—
Total interest expense and preferred share dividends	$108,556	$83,710	$24,846

Interest expense increased $24.8 million to $73.2 million in 2023, compared to $48.3 million in 2022, primarily driven by additional interest expense resulting from the issuance of $750.0 million principal amount in June 2023 of 5.750% Senior Notes due 2033.
Income Tax Benefit (Expense)

Year ended December 31,	2023	2022	Change
(in thousands)
Income tax benefit (expense)	$510,067	$59,019	$451,048

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which has not had a corporate income tax, the tax impact to our operations has historically been minimal. On December 27, 2023, the Corporate Income Tax Act 2023 was enacted. As a result, certain Bermuda businesses which are part of large multinational groups will be subject to a 15% corporate income tax in fiscal years beginning on or after January 1, 2025. We expect our Bermuda operations, except the Bermuda operations of our joint ventures and managed funds, will be subject to the Bermuda corporate income tax starting in 2025. As a result, we expect our income taxes to increase beginning in 2025.
In 2023, we recognized an income tax benefit of $510.1 million, compared to an income tax benefit of $59.0 million in 2022. The income tax benefit was primarily driven by the deferred tax benefit recorded as a result of the enactment of the Bermuda Corporate Income Tax Act 2023, partially offset by increased income tax expense in the Company’s other operating jurisdictions as a result of higher operating income and investment gains in 2023, compared to the income tax benefit for 2022, which was driven by investment losses and lower operating income primarily in our taxable jurisdictions.
At December 31, 2023, our net deferred tax asset before and after valuation allowance totaled $864.7 million and $651.4 million, respectively. Our operations in Ireland, the U.K. (except RREAG, UK Branch), Switzerland, the RREAG, US Branch, and the Singapore and Luxembourg operations of Validus have historically produced GAAP taxable losses and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Accordingly we have recorded a valuation allowance on the majority of the net deferred tax asset in these jurisdictions. In addition, we recorded a valuation allowance in the current year of $20.0 million against a portion of the realized and unrealized losses in the U.S. investment portfolio.

Our effective income tax rate, which we calculate as income tax (expense) benefit divided by income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. Generally, the preponderance of our revenue and pre-tax income or loss is generated by our domestic (i.e., Bermuda) operations, in the form of underwriting income or loss and net investment income or loss, rather than our foreign operations. However, the geographic distribution of pre-tax income or loss can vary significantly between periods for a variety of reasons, including the business mix and geographic location of the balance sheet on which net premiums are written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operating expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. We expect our consolidated effective tax rate will increase in 2025 as a result of the enactment of the CIT in Bermuda and the implementation of the GloBE Rules in certain jurisdictions where we operate. In addition, it is possible we could be adversely affected by other future changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2023	2022	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$545,812	$(65,514)	$611,326
Redeemable noncontrolling interest - Medici	239,250	(70,504)	309,754
Redeemable noncontrolling interest - Vermeer	239,457	43,058	196,399
Redeemable noncontrolling interest - Fontana	34,476	(5,653)	40,129
Net income (loss) attributable to redeemable noncontrolling interests	$1,058,995	$(98,613)	$1,157,608

Our net income attributable to redeemable noncontrolling interests was $1.1 billion compared to a net loss of $98.6 million in 2022, an increase of $1.2 billion. The increase was primarily driven by the following:
•DaVinci, which had net income in 2023, primarily resulting from lower realized and unrealized losses on investments in 2023, compared to the prior year, driven by the decrease in interest rates discussed previously, improved underwriting results in 2023, as well as higher net investment income.
•Medici, which had net income in 2023 due to realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income. This compares to net losses in 2022, driven by realized and unrealized losses on its catastrophe bond portfolio;
•Vermeer, which had higher net income in 2023 compared to 2022, primarily resulting from improved underwriting results and higher net investment income; and
•Fontana, which had net income in 2023 compared to net loss in 2022, primarily due to increased net investment income driven by higher yielding assets.
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

The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2023. Certain of our subsidiaries and branches are required to file FCRs, with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements.”
Liquidity and Cash Flows
Holding Company Liquidity
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of, or investments in, new or existing companies or books of business of other companies, such as the Validus Acquisition, and (6) certain corporate and operating expenses.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our joint ventures or managed funds. For example, in 2023, RenaissanceRe contributed capital to RenaissanceRe Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries. For instance, effective April 1, 2022, RenaissanceRe launched Fontana, an innovative joint venture dedicated to writing Casualty and Specialty risks. In certain instances, we may be required to make capital contributions to our subsidiaries or joint ventures or managed funds, for example, we have net worth maintenance agreements with certain operating subsidiaries, and Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, which provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of additional debt and equity securities. From time to time, we raise capital through public offerings pursuant to our registration statements. For example, on May 26, 2023, we completed an offering of 7,245,000 of our common shares at the public offering price of $192.00 per share. We received net proceeds of approximately $1,352 million from the equity offering, after deducting underwriting discounts and offering expenses. We used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes. On June 5, 2023, we issued $750.0 million of 5.750% Senior Notes due June 5, 2033. We received net proceeds of approximately $741.0 million from the offering, after deducting underwriting discounts and offering expenses. We used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes.
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

At December 31, 2023	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	571,625
Unsecured	709,740
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,581,365

(1)At December 31, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 must be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At December 31, 2023, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £730.9 million (2022 - £986.8 million). Actual FAL posted for Syndicate 1458 at December 31, 2023 by RenaissanceRe Corporate Capital (UK) Limited was $935.8 million (2022 - $1.0 billion), supported by a $225.0 million letter of credit and a $710.8 million deposit of cash and fixed maturity securities (2022 - $275.0 million and $737.6 million, respectively). Refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance, RREAG, Validus Re and Validus Switzerland, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of December 31, 2023, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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
The table below shows certain of our current and long-term contractual obligations:

At December 31, 2023	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long term debt obligations (1)
5.750% Senior Notes due 2033	$1,156,693	$43,125	$86,250	$86,250	$941,068
3.600% Senior Notes due 2029	476,200	14,400	28,800	28,800	404,200
3.450% Senior Notes due 2027	336,225	10,350	20,700	305,175	—
3.700% Senior Notes due 2025	313,875	11,100	302,775	—	—
4.750% Senior Notes due 2025 (DaVinci)	159,500	7,125	152,375	—	—
Total long term debt obligations	2,442,493	86,100	590,900	420,225	1,345,268
Investment commitments (2)	1,633,978	1,633,978	—	—	—
Operating lease obligations	133,814	14,798	28,100	27,953	62,963
Capital lease obligations	14,324	2,661	5,322	4,807	1,534
Payable for investments purchased	661,611	661,611	—	—	—
Reserve for claims and claim expenses (3)	20,486,869	5,531,454	6,555,798	3,687,637	4,711,980
Total contractual obligations	$25,373,089	$7,930,602	$7,180,120	$4,140,622	$6,121,745

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

Cash Flows

Year ended December 31,	2023	2022
(in thousands)
Net cash provided by (used in) operating activities	$1,911,634	$1,603,683
Net cash provided by (used in) investing activities	(3,822,636)	(3,016,176)
Net cash provided by (used in) financing activities	2,588,639	725,342
Effect of exchange rate changes on foreign currency cash	5,542	22,471
Net increase (decrease) in cash and cash equivalents	683,179	(664,680)
Cash and cash equivalents, beginning of period	1,194,339	1,859,019
Cash and cash equivalents, end of period	$1,877,518	$1,194,339

2023
During 2023, our cash and cash equivalents decreased by $683.2 million, to $1.9 billion at December 31, 2023, compared to $1.2 billion at December 31, 2022.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2023 were $1.9 billion, compared to $1.6 billion during 2022. Cash flows provided by operating activities during 2023 were primarily the result of certain adjustments to reconcile our net income of $3.6 billion to net cash provided by operating activities, which exclude the acquired net assets of Validus, including:
•a decrease in reinsurance balances payable of $1.0 billion, principally driven by the redemption of capital from Upsilon RFO and the timing of payments related to underwriting activity;
•net realized and unrealized gains on investments of $482.8 million, primarily driven by unrealized gains in our fixed maturity investments due to movements in interest rates;
•a decrease in unearned premiums of $227.0 million due to a decrease in gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in premiums receivable of $126.9 million due to the timing of receipts and an increase in our gross premiums written; partially offset by
•a decrease in reinsurance recoverable of $663.9 million due to the decrease in current year large losses as compared to prior year, as well as an increase in collected recoveries and higher level of prior year favorable development; and
•an increase in prepaid reinsurance premiums of $223.4 million due to the timing of payments.
Cash flows used in investing activities. During 2023, our cash flows used in investing activities were $3.8 billion, principally reflecting net purchases of fixed maturity investments trading of $3.0 billion and other investments of $801.8 million, partially offset by cash flows from net sales of short term investments of $1.8 billion and equity investments of $564.3 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, and cash flows provided by the capital raised as part of our financing plan for the Validus Acquisition, as described below. The net purchase of other investments during 2023 was primarily driven by net purchases of catastrophe bonds in Medici, which were funded by new capital contributions. In addition, we completed our acquisition of Validus on November 1, 2023, resulting in a net cash outflow of $2.4 billion. Refer to “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information related to the acquisition of Validus.
Cash flows provided by financing activities. Our cash flows provided by financing activities in 2023 were $2.6 billion, and were principally the result of:
•the issuance of 7,245,000 of our common shares in an underwritten public offering at a public offering price of $192.00 per share. The total net proceeds from the offering were $1,351.6 million;
•the issuance of $750.0 million of 5.750% Senior Notes due June 5, 2033, with net proceeds from the offering of $740.6 million;

•net inflows of $582.5 million primarily related to net third-party redeemable noncontrolling interest share transactions in Medici and DaVinci;
•net inflows of $75.0 million from the drawdown of the Medici Revolving Credit Facility; partially offset by
•dividends paid on our common and preference shares of $75.1 million and $35.4 million, respectively; and
•repayment of debt of $30.0 million related to the Medici Revolving Credit Facility.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

At December 31,	2023	2022	Change
(in thousands)
Common shareholders’ equity	$8,704,958	$4,575,274	$4,129,684
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$9,454,958	$5,325,274	$4,129,684

5.750% Senior Notes due 2033	$741,124	$—	$741,124
3.600% Senior Notes due 2029	395,137	394,221	916
3.450% Senior Notes due 2027	298,270	297,775	495
3.700% Senior Notes due 2025	299,537	299,168	369
4.750% Senior Notes due 2025 (DaVinci) (1)	149,587	149,278	309
Total senior notes	1,883,655	1,140,442	743,213
Medici Revolving Credit Facility (2)	75,000	30,000	45,000
Total debt	$1,958,655	$1,170,442	$788,213

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Our shareholders’ equity attributable to RenaissanceRe increased $4.1 billion during 2023 principally as a result of:
•the sale of 7,245,000 common shares at the public offering price of $192.00 per share for total net proceeds of approximately $1,352.0 million, which were used to fund a portion of the cash consideration for the Validus Acquisition, and to pay related costs and expenses, and for general corporate purposes,
•the issuance of 1,322,541 common shares to AIG at the closing of the Validus Acquisition, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement, and
•our comprehensive income attributable to RenaissanceRe of $2,562.4 million; partially offset by
•$75.1 million and $35.4 million of dividends on our common and preference shares, respectively.

Our total debt increased by $788.2 million during 2023 principally as a result of the issuance of $750.0 million of 5.750% Senior Notes due 2033. The net proceeds of approximately $741.0 million were used to fund a portion of the cash consideration for the Validus Acquisition, and to pay related costs and expenses, and for general corporate purposes. See “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the Validus Acquisition.
For additional information related to the terms of our debt and significant credit facilities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements.” See “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” for additional information related to our common and preference shares.
Impact of Validus Acquisition on Liquidity and Capital Resources
On November 1, 2023, we completed the Validus Acquisition and paid AIG aggregate consideration of $2.985 billion, consisting of: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement. We funded a portion of the cash consideration with the net proceeds of approximately $1,352.0 million from the equity offering completed on May 26, 2023, and the net proceeds of approximately $741.0 million from the offering of 5.750% Senior Notes due 2033 completed on June 5, 2023. The proceeds of the equity and Senior Notes offerings were invested in U.S. Treasuries and short term investments prior to the closing. We funded the remainder of the cash consideration from available cash resources and the liquidation of certain of our fixed maturity investments trading.
We incurred $76.4 million of corporate expenses associated with the Validus Acquisition in 2023 and expect to incur additional costs and expenses associated with the Validus Acquisition over the course of 2024. These additional one time costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
See “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the Validus Acquisition.
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

Investments
The table below shows our invested assets:

At December 31,	2023		2022		Change
(in thousands, except percentages)
U.S. treasuries	$10,060,203	34.4%	$7,180,129	32.3%	$2,880,074
Corporate (1)	6,499,075	22.2%	4,390,568	19.8%	2,108,507
Asset-backed	1,491,695	5.0%	1,077,302	4.8%	414,393
Residential mortgage-backed	1,420,362	4.9%	710,429	3.2%	709,933
Agencies	489,117	1.7%	395,149	1.8%	93,968
Non-U.S. government	483,576	1.7%	383,838	1.7%	99,738
Commercial mortgage-backed	433,080	1.5%	213,987	1.0%	219,093
Total fixed maturity investments, at fair value	20,877,108	71.4%	14,351,402	64.6%	6,525,706
Short term investments, at fair value	4,604,079	15.8%	4,669,272	21.0%	(65,193)
Equity investments, at fair value	106,766	0.4%	625,058	2.8%	(518,292)
Catastrophe bonds	1,942,199	6.7%	1,241,468	5.6%	700,731
Term loans	97,658	0.3%	100,000	0.5%	(2,342)
Direct private equity investments	59,905	0.2%	66,780	0.3%	(6,875)
Fund investments	1,415,804	4.9%	1,086,706	4.9%	329,098
Total other investments, at fair value	3,515,566	12.1%	2,494,954	11.3%	1,020,612
Investments in other ventures, under equity method	112,624	0.3%	79,750	0.3%	32,874
Total investments	$29,216,143	100.0%	$22,220,436	100.0%	$6,995,707

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

		Credit Rating (1)
December 31, 2023	Fair Value	AAA	AA	A	BBB	Non- Investment Grade	Not Rated	Investments not subject to credit ratings
Fixed maturity investments trading, at fair value
U.S. treasuries	$10,060,203	$—	$10,060,203	$—	$—	$—	$—	$—
Corporate (2)	6,499,075	161,076	395,251	2,340,818	2,494,723	1,097,461	9,746	—
Agencies	489,117	—	488,217	—	—	—	900	—
Non-U.S. government	483,576	305,635	159,461	12,866	5,614	—	—	—
Residential mortgage-backed	1,420,362	208,069	1,051,075	1,042	8,267	82,880	69,029	—
Commercial mortgage-backed	433,080	381,613	42,459	4,222	—	1,240	3,546	—
Asset-backed	1,491,695	1,125,320	246,742	93,268	15,901	864	9,600	—
Total fixed maturity investments trading, at fair value	20,877,108	2,181,713	12,443,408	2,452,216	2,524,505	1,182,445	92,821	—

Short term investments, at fair value	4,604,079	4,258,276	155,789	106,876	76,067	2,480	4,591	—

Equity investments, at fair value	106,766	—	—	—	—	—	—	106,766

Other investments, at fair value
Catastrophe bonds	1,942,199	—	—	—	—	1,942,199	—	—
Fund investments:
Private credit funds	982,016	—	—	—	—	—	—	982,016
Private equity funds	433,788	—	—	—	—	—	—	433,788
Term loans	97,658	—	—	97,658	—	—	—	—
Direct private equity investments	59,905	—	—	—	—	—	—	59,905
Total other investments, at fair value	3,515,566	—	—	97,658	—	1,942,199	—	1,475,709

Investments in other ventures, under equity method	112,624	—	—	—	—	—	—	112,624

Total investments	$29,216,143	$6,439,989	$12,599,197	$2,656,750	$2,600,572	$3,127,124	$97,412	$1,695,099
	100.0%	22.0%	43.1%	9.1%	8.9%	10.7%	0.4%	5.8%

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

Fixed Maturity Investments and Short Term Investments
At December 31, 2023, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (2022 – AA) and a weighted average effective yield of 5.0% (2022 – 5.0%). At December 31, 2023, our non-investment grade and not-rated fixed maturity investments totaled $1.3 billion or 6.1% of our fixed maturity investments (2022 - $1.2 billion or 8.7%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2023, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $2.9 billion (2022 – $2.0 billion).
At December 31, 2023, we had $4.6 billion of short term investments (2022 – $4.7 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2023 was 2.9 years (2022 - 2.7 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

At December 31,	2023	2022	Change
(in thousands)
Financials	$106,542	$103,250	$3,292
Consumer	212	33,447	(33,235)
Communications and technology	12	48,687	(48,675)
Fixed income exchange traded funds	—	295,481	(295,481)
Equity exchange traded funds	—	90,510	(90,510)
Industrial, utilities and energy	—	25,326	(25,326)
Healthcare	—	24,617	(24,617)
Basic materials	—	3,740	(3,740)
Total equity investments	$106,766	$625,058	$(518,292)

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

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2023	2022	Change
(in thousands)
Catastrophe bonds	$1,942,199	$1,241,468	$700,731
Fund investments	1,415,804	1,086,706	329,098
Term loans	97,658	100,000	(2,342)
Direct private equity investments	59,905	66,780	(6,875)
Total other investments	$3,515,566	$2,494,954	$1,020,612

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers, where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. A net loss of $3.0 million is recorded for 2023 (2022 - net income of $19.8 million), representing the change in estimate during the period related to the difference between our estimate recorded on December 31, 2022 (2022 - December 31, 2021) due to the lag in reporting discussed above, and the actual amount reported in the final net asset values provided by our fund managers in the current year.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices or, when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $3.6 billion, of which $2.0 billion has been contributed at December 31, 2023 (2022 - $2.9 billion and $1.7 billion, respectively). Our remaining commitments to these investments at December 31, 2023 totaled $1.6 billion (2022 - $1.2 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2023			2022
(in thousands, except percentages)	Investment	Ownership %	Carrying Value	Investment	Ownership %	Carrying Value
Tower Hill Companies (1)	$78,698	2.0% - 25.0%	$13,970	$78,698	2.0% - 25.0%	$10,897
Top Layer	65,375	50.0%	31,768	65,375	50.0%	23,562
Other	70,411	25.3%	66,886	47,517	22.8%	45,291
Total investments in other ventures, under equity method	$214,484		$112,624	$191,590		$79,750

(1) The Company has equity interests in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”).
The equity in earnings of the Tower Hill Companies and other ventures, under the equity method, are reported one quarter in arrears and Top Layer is reported on a current quarter basis. The realized value we ultimately attain for our investments in other ventures, under equity method will likely differ from the carrying value, perhaps materially.
Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have issuer credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their rating methodology, which could have a material impact on our financial strength ratings.
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned.

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of February 14, 2024 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Fontana Reinsurance Ltd.	A	—	—	—
Fontana Reinsurance U.S. Ltd.	A	—	—	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—
Validus Reinsurance Ltd.	A	A+	—	—
Validus Reinsurance (Switzerland) Ltd	A	A+	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating	A	AA-	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

(1)    The A.M. Best ratings for our principal operating subsidiaries and joint ventures represent the insurer’s financial strength rating. The Lloyd’s Overall Market Rating represents RenaissanceRe Syndicate 1458’s financial strength rating. RenaissanceRe has been assigned a “Very Strong” ERM score by A.M. Best. On May 25, 2023, following the Validus Acquisition, A.M. Best placed the financial strength ratings of Validus Re and Validus Switzerland under review with developing implications.
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
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements”.
The following tables present supplemental summarized financial information for RenaissanceRe and RenaissanceRe Finance, collectively the “Obligor Group.” Intercompany transactions among the members of the Obligor Group have been eliminated. The financial information of non-obligor subsidiaries has been excluded from the summarized financial information. In addition, assets as detailed in the table below exclude investments in subsidiaries for the Obligor Group. Significant intercompany transactions and receivable/payable balances between the Obligor Group and non-obligor subsidiaries are presented separately in the summarized financial information:

Summarized Balance Sheets

At December 31,	2023
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$17,992
Other current assets	530,471
Total current assets	$548,463

Goodwill and other intangibles	$101,509
Loan receivable from non-obligor subsidiaries	624,152
Other noncurrent assets	39,951
Total noncurrent assets	$765,612

Liabilities
Payables due to non-obligor subsidiaries	$137,322
Other current liabilities	87,066
Total current liabilities	$224,388

Loan payable to non-obligor subsidiaries	$201,380
Other noncurrent liabilities	1,837,360
Total noncurrent liabilities	$2,038,740

Summarized Statement of Operations

Year ended December 31,	2023
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$73,196
Other revenue	59,871
Total revenues	133,067
Expenses
Intercompany expense with non-obligor subsidiaries	58,556
Other expense	221,228
Total expenses	279,784
Income tax benefit (expense)	5,721
Net income (loss)	(140,996)
Dividends on RenaissanceRe preference shares	(35,375)
Net income (loss) attributable to Obligor Group	$(176,371)

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
In 2023, we accomplished several strategic milestones, including achieving a step change in property catastrophe reinsurance pricing, and completing the Validus Acquisition, which will help us accelerate our growth in a favorable market.
Validus Acquisition
On November 1, 2023, we completed the Validus Acquisition, accelerating our strategy at a critical juncture in the reinsurance cycle. The Validus Acquisition has several significant strategic benefits for us, and advances our position as a global property and casualty reinsurer, providing additional scale and diversification, and increasing our importance with customers and brokers. Through the Validus Acquisition, we have gained access to a large book of attractive reinsurance business that is closely aligned with our existing business mix. We believe that the integration of Validus has been proceeding smoothly.
The Validus Acquisition was immediately accretive to our shareholders across our three drivers of profit. At the same time, we have expanded our relationship with a core trading partner, AIG, who is one of our five largest clients by premium volume, as the Validus Acquisition provides options for increased strategic engagement.
Reinsurance Market Trends and Developments
At the January 1, 2023 renewals, we sought to reset the relationship between insurers and reinsurers, and believe that there was a structural shift that should allow us to achieve the risk-adjusted returns that our investors require while providing the access to reliable, high-quality capital that our customers need. We did this by increasing rates and retentions, improving terms and conditions, and rationalizing structures.
Over the course of 2023, we saw a shift in the reinsurance market environment that we think sustained the step change momentum and has inured to our benefit. We created significant opportunities to source attractive risk in the lines of business that we write, and these opportunities should result in superior returns for our shareholders. Overall, the shift in the reinsurance market environment has resulted in an increase in rates across certain lines of business throughout the year.
At the January 1, 2024 renewals, our objective was to retain our legacy lines while renewing the Validus business that we chose to keep. Providing consistency to customers and brokers across market cycles is a critical component of our value proposition, and when coupled with our position as the incumbent on many lines of business across the RenaissanceRe and Validus portfolios, contributed to our successful January 1 renewals.
The January 1, 2024 renewals should benefit many of our stakeholders: our customers benefit from access to our highly rated and well capitalized balance sheets; our brokers benefit from access to an expanded and more influential market; our capital partners benefit from increased access to desirable risk; and our shareholders benefit from improvements to each of our Three Drivers of Profit. We think that the momentum that we witnessed in 2023 will persist into 2024.
We believe that our understanding of volatility places us in a preferred position to accept risk, and we continue to see strong opportunities for growth across our portfolio. We have a strategic commitment to reinsurance that we think enhances our value proposition to customers because our reinsurance participation is consistent and broad, and our focus on reinsurance minimizes potential channel conflict with our customers. This commitment was only reinforced by the Validus Acquisition.
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
General Economic Conditions
We think that the stresses in the global economy will continue and that this may result in increased market volatility. Global events and geopolitical instability have contributed to widespread economic inflation. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas.
Many central banks have been raising interest rates, which could act as a countervailing force against some inflationary pressures. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment, and in our other property class of business within our Property segment.
The risk of a global recession is a continuing concern. However, we think that our business model is well positioned to be less sensitive to an inflationary or recessionary environment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, and access to diverse sources of both capital and risk position us favorably in the current environment.
Tax Updates
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023, which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime, and results in a deferred tax benefit for the Company. Pursuant to this legislation, the Company recorded a net deferred tax asset in the fourth quarter of 2023, expected to be utilized predominantly over a 10-year period. The Company expects to incur and pay increased taxes in Bermuda beginning in 2025. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
Three Drivers of Profit
We have built a strong foundation across all three drivers of profit, and each made a strong contribution to our successful results for the year.
Underwriting Income
Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that will generate the best returns. Over the course of 2023, we were focused on managing the cycle to shape our underwriting portfolio to favor attractive lines. We believe that we have constructed a large and profitable underwriting portfolio that was bolstered by our ability to participate broadly across our clients’ portfolios.
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. Industry insured losses in 2023 approached $120 billion, and inflation, climate change and geopolitical instability have continued to drive exposure. Due to the underwriting changes we made during the course of the year, including requiring higher rates and attachment points, we believe that this catastrophe activity had a smaller impact on our financial results than it otherwise may have.
At the January 1, 2024 renewals, we improved on what we think was an already strong Property segment portfolio. Rates in the property catastrophe market remained strong and the markets remained disciplined.

The other property market continued to experience rate increases, and we will continue to monitor rate adequacy in this area for potential growth opportunities.
Casualty and Specialty
The renewal in our Casualty and Specialty segment was also successful. The Validus Acquisition provided us with significant access to additional Casualty and Specialty business and provided us with an even more influential position in the market. We continued to manage the cycle, focusing growth in the specialty and general casualty lines of business, while reducing in the professional liability and mortgage lines of business.
Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We believe that we have a prudent reserving process for our Casualty and Specialty business and remain confident in our reserves.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching it with the appropriate third-party capital. Our Capital Partners unit continues to grow into an attractive market and benefited from increased access to desirable risk as a result of the Validus Acquisition. We view this as a growing and sustainable driver of profit that we expect will continue to generate increasing low-volatility management fee income. We continue to deepen our relationship with AIG, and they made a significant investment in our Capital Partners business.
Investment Income
We are benefiting from higher interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities as we saw historic increases in interest rates. However, we continue to maintain a relatively conservative position for our investment portfolio.
With the close of the Validus Acquisition, we obtained a relatively large investment portfolio that should contribute to our investment income in future periods.
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
We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; equity price risk and commodity price risk. As a result of the Validus Acquisition expanding the geographic scope of our operations and the size of our investment portfolio, our exposure to some of these market risks has increased. Our policies to address these risks in 2023 were not materially different than those used in 2022.
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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value of our fixed maturity investment and short term investments, private credit funds and term loans from an immediate parallel shift in the treasury yield curve, assuming credit spreads remain constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

	Interest Rate Shift in Basis Points
At December 31, 2023	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$27,259,888	$26,865,707	$26,560,861	$26,246,627	$25,904,022
Net increase (decrease) in fair value	$699,027	$304,845	$—	$(314,235)	$(656,839)
Percentage change in fair value	2.6%	1.1%	—%	(1.2)%	(2.5)%

	Interest Rate Shift in Basis Points
At December 31, 2022	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$20,383,013	$20,131,215	$19,892,057	$19,655,793	$19,409,094
Net increase (decrease) in fair value	$490,956	$239,158	$—	$(236,264)	$(482,963)
Percentage change in fair value	2.5%	1.2%	—%	(1.2)%	(2.4)%

As noted above, we use derivative instruments, primarily interest rate futures and interest rate swaps, within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2023, we had $5.9 billion of notional long positions and $2.7 billion of notional short positions of primarily U.S. Treasury futures contracts (2022 - $2.4 billion and $507.2 million, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to interest rate futures and swaps entered into by us.
At December 31, 2023, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures of approximately$38.1 million. Conversely, at December 31, 2023, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures of approximately $37.9 million. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.

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

The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2023	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets (liabilities) denominated in foreign currencies	$83,427	$133,228	$(146,480)	$(161,522)	$37,381	$(50,771)	$(68,593)	$(173,330)
Net foreign currency derivatives notional amounts	(46,640)	(95,820)	214,172	74,226	14,617	6,648	20,027	187,230
Total net foreign currency exposure	$36,787	$37,408	$67,692	$(87,296)	$51,998	$(44,123)	$(48,566)	$13,900
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.4%	0.4%	0.7%	(0.9)%	0.5%	(0.5)%	(0.5)%	0.1%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(3,679)	$(3,741)	$(6,769)	$8,730	$(5,200)	$4,412	$4,857	$(1,390)

At December 31, 2022	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net (liabilities) assets denominated in foreign currencies	$76,323	$34,834	$(434,498)	$(138,642)	$(11,361)	$4,335	$(74,592)	$(543,601)
Net foreign currency derivatives notional amounts	(62,818)	(19,645)	424,007	107,499	36,192	(1,617)	65,124	548,742
Total net foreign currency exposure	$13,505	$15,189	$(10,491)	$(31,143)	$24,831	$2,718	$(9,468)	$5,141
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.3%	0.3%	(0.2)%	(0.6)%	0.5%	0.1%	(0.2)%	0.1%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(1,351)	$(1,519)	$1,049	$3,114	$(2,483)	$(272)	$947	$(514)

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
Fixed Maturity Investments, Short Term Investments, Private Credit Funds and Term Loans
Credit risk related to our fixed maturity investments and short term investments, as well as our private credit funds and term loans which primarily invest in debt instruments, is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity and short term investments through credit research performed by our investment management service providers, our evaluation of these investment managers’ adherence to investment mandates provided to them, independent credit research and active monitoring of our credit exposure relative to broader economic fundamentals, valuations and technical measurements. The management of credit risk in the investment portfolio is integrated in our credit risk governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. In addition, we limit the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of our fixed-maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2023.
At December 31, 2023, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2022 - AA). The following table summarizes the ratings of our fixed maturity investments and short term investments and term loans (using ratings assigned by S&P and/or other rating agencies when S&P ratings were not available) as a percentage of the total of those investments as of the dates indicated:

At December 31,	2023	2022
AAA	25.2%	31.1%
AA	49.3%	46.5%
A	10.4%	8.1%
BBB	10.2%	7.8%
Non-investment grade	4.6%	6.0%
Not rated	0.3%	0.5%
Total	100.0%	100.0%

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

The following tables summarize the aggregate hypothetical increase (decrease) in fair value in our fixed maturity investments and short term investments, private credit funds and term loans, from an immediate parallel shift in credit spreads, assuming the treasury yield curve remains constant, reflecting the use of an immediate time horizon since this presents the worst-case scenario:

	Credit Spread Shift in Basis Points
At December 31, 2023	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$26,854,484	$26,716,705	$26,560,861	$26,345,584	$26,130,307
Net increase (decrease) in fair value	$293,623	$155,843	$—	$(215,277)	$(430,554)
Percentage change in fair value	1.1%	0.6%	—%	(0.8)%	(1.6)%

	Credit Spread Shift in Basis Points
At December 31, 2022	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$20,173,383	$20,041,143	$19,892,057	$19,720,191	$19,548,324
Net increase (decrease) in fair value	$281,326	$149,086	$—	$(171,866)	$(343,733)
Percentage change in fair value	1.4%	0.7%	—%	(0.9)%	(1.7)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2023, we had outstanding credit derivatives of $1.1 billion in notional positions to hedge credit risk and $22.1 million in notional positions to assume credit risk, denominated in U.S. dollars (2022 - $953.4 million and $13.1 million, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us. The aggregate hypothetical market value impact from an immediate tightening in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $46.7 million at December 31, 2023. Conversely, the aggregate hypothetical market value impact from an immediate widening in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $46.7 million at December 31, 2023. For an immediate downward shift in credit spreads, we do not allow credit spreads to go negative in calculating the impact. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.

Premiums Receivable and Reinsurance Recoverable
Premiums receivable from ceding companies and reinsurance recoverable from our reinsurers are subject to credit risk. To mitigate credit risk related to reinsurance premiums receivable, we have established standards for ceding companies and, in most cases, have a contractual right of offset allowing us to settle claims net of any reinsurance premiums receivable. To mitigate credit risk related to our reinsurance recoverable amounts, we consider the financial strength of our reinsurers when determining whether to purchase coverage from them. We generally obtain reinsurance coverage from companies rated “A-” or better by major rating agencies unless the obligations are collateralized. We routinely monitor the financial performance and rating status of all material reinsurers. Refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Reinsurance Recoverable” for additional information with respect to reinsurance recoverable.
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

At December 31,	2023	2022
(in thousands, except for percentages)
Equity investments	$106,766	$625,058
Direct private equity investments	59,905	66,780
Private equity funds	433,788	315,323
Total carrying value of investments exposed to equity price risk	$600,459	$1,007,161

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$60,046	$100,716
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(60,046)	$(100,716)

Commodity Price Risk
Commodity price risk is the potential loss arising from changes in the market value of commodities. We are directly exposed to this risk through our investments in commodity derivative instruments, which are exchange traded, but may include over-the-counter derivative instruments when deemed appropriate. As of December 31, 2023 the total notional amount of commodity contracts was $255.7 million (2022 - $Nil), and the aggregate fair value of these contracts was a net liability position of $1.1 million (2022 - $Nil). If the underlying exposure of each commodity derivative held at December 31, 2023 depreciated by 10%, it would have resulted in a reduction in net income of approximately $25.8 million. If the underlying exposure of each commodity derivative held at December 31, 2023 appreciated by 10%, it would have resulted in an increase in net income of approximately $26.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
There are inherent limitations to the effectiveness of any controls. Our Board and management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. Controls, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls are met. Further, we believe that the design of controls must reflect appropriate resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in controls, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within RenaissanceRe have been detected.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2023 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2023.
Under guidelines established by the SEC, companies are permitted to exclude certain acquisitions from their first assessment of internal control over financial reporting following the date of acquisition. Based on those guidelines, management’s assessment of the effectiveness of RenaissanceRe’s internal control over financial reporting at December 31, 2023 excluded certain processes of Validus which were not integrated into the Company’s existing SOX environment at December 31, 2023. The excluded Validus processes represented approximately 8% of the Company’s total assets and 22% of the Company’s total liabilities at December 31, 2023 and approximately 6% of the Company’s revenue for the year ended December 31,

2023. Refer to “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information regarding the acquisition of Validus.
PricewaterhouseCoopers Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2023 and their attestation report on our internal control over financial reporting is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 13, 2024. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to information included in our Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated herein by reference to information included in our Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to information included in our Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to information included in our Proxy Statement.
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

2.1(a)
Amendment No. 1 to the Stock Purchase Agreement, dated as of June 15, 2023, by and between American International Group, Inc. and RenaissanceRe holdings Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Form 10-Q for the period ended June 30, 2023, filed with the SEC on July 26, 2023.

2.1(b)
Letter Agreement, dated August 7, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023.

2.1(c)++
Letter Agreement, dated November 1, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023.

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

4.5(b)
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

10.6*	Employment Agreement, dated as of January 1, 2023, by and between RenaissanceRe Holdings Ltd. and David Edward Marra.
10.7*	Employment Agreement, dated as of November 8, 2023, by and between RenaissanceRe Holdings Ltd. and Shannon Lowry Bender.
10.8*
Separation and Release Agreement, dated August 2, 2023, between RenaissanceRe Holdings Ltd. and Ian D. Branagan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023.

10.9*
Consulting Agreement, dated September 1, 2023, between RenaissanceRe Holdings Ltd. and Ian D. Branagan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023.

10.10*
RenaissanceRe Holdings Ltd. First Amended and Restated 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2022.

10.10(a)*
Amendment Number One to the RenaissanceRe Holdings Ltd. First Amended and Restated 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

10.10(b)*
Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.10(c)*
Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.10(d)*
Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in March 2020 and later), incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

10.10(e)*	Performance Share Agreement with Kevin O'Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.10(f)*	Restricted Stock Agreement with Kevin O'Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.11*	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.
10.11(a)*
Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.

10.12*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.
10.12(a)*
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

10.15
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

10.15(a)
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

10.15(b)
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

10.15(c)
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

10.15(d)
Fourth Amendment to Amended and Restated Standby Letter of Credit Agreement, dated December 12, 2023, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG, RenaissanceRe Specialty U.S. Ltd., RenaissanceRe Holdings Ltd. and Wells Fargo Bank, National Association, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 13, 2023.

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

10.16(a)
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

10.16(b)
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

10.16(c)
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

10.16(d)
Fourth Amendment to Amended and Restated Letter of Credit Reimbursement Agreement, dated October 31, 2023, by and among Renaissance Reinsurance Ltd., ING Bank N.V., London Branch, and Bank of Montreal, London Branch, incorporated by reference RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.17
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

10.17(a)
Guaranty Agreement, dated November 18, 2022, among RenaissanceRe Finance Inc., the various lending financial institutions and Wells Fargo Bank, National Association, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.

10.18
Facility Letter for Issuance of Payment Instruments, dated March 22, 2019, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.18(a)
Master Agreement for Issuance of Payment Instruments, dated March 22, 2019, between Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.18(b)
Amendment to Master Agreement for Issuance of Payment Instruments, dated November 1, 2023, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., and RenaissanceRe Europe AG, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.18(c)
Accession Undertaking, dated November 1, 2023, by and among Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.19
Secured Facility Letter, dated December 19, 2022, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Unlimited Company, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.19(a)
Deed of Amendment to Facility Letter (Committed), dated November 1, 2023, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Unlimited Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.19(b)
Accession Letter, dated November 1, 2023, by and between Validus Reinsurance, Ltd. and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.20
Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.'s Current Report on Form 8-K, filed with the SEC on November 18, 2016.

10.21
Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.22
Waiver, dated as of February 6, 2023, by and between RenaissanceRe Holdings Ltd. and T. Rowe Price Associates, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

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

10.25
Registration Rights Agreement, dated as of November 1, 2023, between RenaissanceRe Holdings Ltd. and American International Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 1, 2023.

21.1	List of Subsidiaries of the Registrant.
22.1	Issuers of Registered Guaranteed Debt Securities.
23.1	Consent of PricewaterhouseCoopers Ltd.
23.2	Consent of Ernst & Young Ltd.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	RenaissanceRe Holdings Ltd. Policy on Recoupment of Incentive Compensation.

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
**    Applicable to Ian D. Branagan.
***    Applicable to Ross A. Curtis and Robert Qutub.

+    Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
++     Certain information in this exhibit has been omitted because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 21, 2024	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 21, 2024
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2024
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 21, 2024
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 21, 2024
James L. Gibbons

/s/ David C. Bushnell	Director	February 21, 2024
David C. Bushnell

/s/ Shyam Gidumal	Director	February 21, 2024
Shyam Gidumal

/s/ Brian G. J. Gray	Director	February 21, 2024
Brian G. J. Gray

/s/ Duncan P. Hennes	Director	February 21, 2024
Duncan P. Hennes

/s/ Torsten Jeworrek	Director	February 21, 2024
Torsten Jeworrek

/s/ Henry Klehm, III	Director	February 21, 2024
Henry Klehm, III

/s/ Valerie Rahmani	Director	February 21, 2024
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 21, 2024
Carol P. Sanders

/s/ Cynthia Trudell	Director	February 21, 2024
Cynthia Trudell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Validus Holdings, Ltd., Validus Holdings (UK) Ltd, Validus Specialty, LLC, and their respective subsidiaries (collectively “Validus”) from its assessment of the Company’s internal control over financial reporting as of December 31, 2023 because it was acquired by the Company in a purchase business combination during 2023. Subsequent to the acquisition, certain elements of Validus’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. We have also excluded these elements of the internal control over financial reporting of Validus from our audit of the Company’s internal control over financial reporting. The excluded elements collectively represent controls over approximately 8% of consolidated total assets, 22% of consolidated total liabilities, and 6% of consolidated total revenues.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Reserve for claims and claim expenses

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s reserve for claims and claim expenses represents management’s estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses was $20,487 million at December 31, 2023. In determining management’s estimate of the reserve for claims and claim expenses, management’s analysis includes consideration of loss development patterns, historical ultimate loss ratios, and the presence of individual large losses. Management’s analysis incorporates available information derived from claims information from certain customers and brokers, industry assessments of losses, proprietary models, and the terms and conditions of the Company’s contracts. The estimate for the casualty and specialty segment is sensitive to the selection of actuarial methods, expected trends in claim severity and frequency, the time lag inherent in reporting information and industry or event trends. The estimate for the property segment is sensitive to the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies, and in certain instances, significant uncertainty as to the form of the claims and legal issues under the relevant terms of insurance and reinsurance contracts.

The principal considerations for our determination that performing procedures relating to the valuation of reserve for claims and claim expenses is a critical audit matter are (i) the significant judgement by management when developing their estimate; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to loss development patterns, historical ultimate loss ratios and the selection of significant actuarial methods; and (iii) the audit effort involved the use of professionals with specialised skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of the reserve for claims and claim expenses, including controls over the development of significant actuarial methods and assumptions. These procedures also included, among others, the involvement of professionals with specialised skill and knowledge to assist in (i) developing an independent estimate for certain reserve segments of the reserve for claims and claim expenses, and comparing this independent estimate to management’s determined reserve; and (ii) for certain reserve segments, testing management’s process for estimating the reserve for claims and claim expenses by evaluating the appropriateness of management’s aforementioned significant actuarial methods and assumptions. Performing these procedures involved testing the completeness and accuracy of data provided by management on a sample basis.

Acquisition of Validus - valuation of value of business acquired, renewal rights, agent relationships - top four and the fair value adjustment to the reserve for claims and claim expenses

As described in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisition of Validus and the renewal rights, records and customer relationships of the assumed treaty reinsurance business of Talbot Underwriting Limited (the “Validus Acquisition”) for total consideration valued at $3.020 billion on November 1, 2023, which resulted in the recognition of intangible assets related to the value of business acquired (VOBA) of $617 million, renewal rights of $215 million and agent relationships - top four of $195 million, among other identifiable intangible assets as well as a fair value adjustment to the reserve for claims and claim expenses assumed of $269 million. Management determined the fair value of these amounts using valuation methods that considered estimated cost of capital, investment yield, loss ratios, related expenses, effective tax rates and capital charges. As disclosed by management, significant judgements, assumptions and estimates, which are inherently subjective, were required in determining the fair value of the amounts.

The principal considerations for our determination that performing procedures relating to the valuation of the VOBA, renewal rights, agent relationships - top four, and the fair value adjustment to the reserve for claims and claim expenses as a result of the Validus Acquisition is a critical audit matter are (i) the significant judgement by management when determining the fair value; (ii) a high degree of auditor judgement, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the estimated cost of capital as it pertains to agent relationships - top four, renewal rights and the fair value adjustment to the reserve for claims and claim expenses and loss ratios as it pertains to agent relationships - top four, renewal rights and VOBA; and (iii) the audit effort involved the use of professionals with specialised skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of the VOBA, renewal rights, agent relationships - top four and the fair value adjustment to the reserve for claims and claim expenses, including controls over the development of the estimated cost of capital and loss ratios significant assumptions. These procedures also included, among others, testing management’s process for determining the fair values of the VOBA, agent relationships - top four, renewal rights and the fair value adjustment to the reserve for claims and claim expenses. Testing management’s process included (i) testing the completeness and accuracy of data used by management; (ii) evaluating the appropriateness of the valuation methods used by management; and (iii) evaluating the reasonableness of the estimated cost of capital and loss ratios significant assumptions. Evaluating management’s significant assumptions related to a) the estimated cost of capital as it pertains to agent relationships - top four, renewal rights and the fair value adjustment to the reserve for claims and claim expenses and b) loss ratios as it pertains to agent relationships - top four, renewal rights and VOBA involved considering (i) the consistency of management’s significant assumptions with external market and industry data; (ii) the current and past performance of the acquired business with respect to the loss ratios significant assumption; and (iii) whether management’s significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialised skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the estimated cost of capital and loss ratios significant assumptions.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda
February 21, 2024

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of RenaissanceRe Holdings Ltd. and subsidiaries (the Company) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company, for the year ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Ltd.

We served as the Company’s auditor from 1993 to 2022.

Hamilton, Bermuda
February 4, 2022

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2023 and 2022
(in thousands of United States Dollars, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Fixed maturity investments trading, at fair value - amortized cost $20,872,450 at December 31, 2023 (2022 - $15,038,551) (Notes 5 and 6)	$20,877,108	$14,351,402
Short term investments, at fair value - amortized cost $4,603,340 at December 31, 2023 (2022 - $4,671,581) (Notes 5 and 6)	4,604,079	4,669,272
Equity investments, at fair value (Notes 5 and 6)	106,766	625,058
Other investments, at fair value (Notes 5 and 6)	3,515,566	2,494,954
Investments in other ventures, under equity method (Note 5)	112,624	79,750
Total investments	29,216,143	22,220,436
Cash and cash equivalents	1,877,518	1,194,339
Premiums receivable (Note 7)	7,280,682	5,139,471
Prepaid reinsurance premiums (Note 7)	924,777	1,021,412
Reinsurance recoverable (Notes 7 and 8)	5,344,286	4,710,925
Accrued investment income	205,713	121,501
Deferred acquisition costs and value of business acquired	1,751,437	1,171,738
Deferred tax asset	685,040	123,153
Receivable for investments sold	622,197	350,526
Other assets	323,960	261,549
Goodwill and other intangible assets (Note 4)	775,352	237,828
Total assets	$49,007,105	$36,552,878
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$20,486,869	$15,892,573
Unearned premiums	6,136,135	4,559,107
Debt (Note 9)	1,958,655	1,170,442
Reinsurance balances payable	3,186,174	3,928,281
Payable for investments purchased	661,611	493,776
Other liabilities	1,021,872	648,036
Total liabilities	33,451,316	26,692,215
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	6,100,831	4,535,389
Shareholders’ Equity (Note 12)
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2023 (2022 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 52,693,887 shares issued and outstanding at December 31, 2023 (2022 – 43,717,836)	52,694	43,718
Additional paid-in capital	2,144,459	475,647
Accumulated other comprehensive income (loss)	(14,211)	(15,462)
Retained earnings	6,522,016	4,071,371
Total shareholders’ equity attributable to RenaissanceRe	9,454,958	5,325,274
Total liabilities, noncontrolling interests and shareholders’ equity	$49,007,105	$36,552,878
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2023, 2022, and 2021
(in thousands of United States Dollars, except per share amounts)

	2023	2022	2021
Revenues
Gross premiums written (Note 7)	$8,862,366	$9,213,540	$7,833,798
Net premiums written (Note 7)	$7,467,813	$7,196,160	$5,939,375
Decrease (increase) in unearned premiums	3,320	(862,171)	(745,194)
Net premiums earned (Note 7)	7,471,133	6,333,989	5,194,181
Net investment income (Note 5)	1,253,110	559,932	319,479
Net foreign exchange gains (losses)	(41,479)	(56,909)	(41,006)
Equity in earnings (losses) of other ventures (Note 5)	43,474	11,249	12,309
Other income (loss)	(6,152)	12,636	10,880
Net realized and unrealized gains (losses) on investments (Note 5)	414,522	(1,800,485)	(218,134)
Total revenues	9,134,608	5,060,412	5,277,709
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	3,573,509	4,338,840	3,876,087
Acquisition expenses	1,875,034	1,568,606	1,214,858
Operational expenses	375,182	276,691	212,184
Corporate expenses	127,642	46,775	41,152
Interest expense (Note 9)	73,181	48,335	47,536
Total expenses	6,024,548	6,279,247	5,391,817
Income (loss) before taxes	3,110,060	(1,218,835)	(114,108)
Income tax benefit (expense) (Note 15)	510,067	59,019	10,668
Net income (loss)	3,620,127	(1,159,816)	(103,440)
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(1,058,995)	98,613	63,285
Net income (loss) attributable to RenaissanceRe	2,561,132	(1,061,203)	(40,155)
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(33,266)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,525,757	$(1,096,578)	$(73,421)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 13)	$52.40	$(25.50)	$(1.57)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 13)	$52.27	$(25.50)	$(1.57)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2023, 2022 and 2021
(in thousands of United States Dollars)

	2023	2022	2021
Comprehensive income (loss)
Net income (loss)	$3,620,127	$(1,159,816)	$(103,440)
Change in net unrealized gains (losses) on investments, net of tax	1,082	(4,923)	(2,492)
Foreign currency translation adjustments, net of tax	169	370	4,225
Comprehensive income (loss)	3,621,378	(1,164,369)	(101,707)
Net (income) loss attributable to redeemable noncontrolling interests	(1,058,995)	98,613	63,285
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(1,058,995)	98,613	63,285
Comprehensive income (loss) attributable to RenaissanceRe	$2,562,383	$(1,065,756)	$(38,422)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2023, 2022 and 2021
(in thousands of United States Dollars)

	2023	2022	2021
Preference shares
Balance – January 1	$750,000	$750,000	$525,000
Issuance of shares (Note 12)	—	—	500,000
Repurchase of shares (Note 12)	—	—	(275,000)
Balance – December 31	750,000	750,000	750,000
Common shares
Balance – January 1	43,718	44,445	50,811
Issuance of shares (Note 12)	8,568	—	—
Repurchase of shares (Note 12)	—	(1,051)	(6,579)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	408	324	213
Balance – December 31	52,694	43,718	44,445
Additional paid-in capital
Balance – January 1	475,647	608,121	1,623,206
Issuance of shares (Note 12)	1,628,209	—	—
Repurchase of shares (Note 12)	—	(161,788)	(1,024,751)
Offering expenses (Note 12)	—	—	(11,347)
Change in redeemable noncontrolling interest	(1,404)	(5,549)	(6,994)
Exercise of options and issuance of restricted stock awards (Notes 12 and 17)	42,007	34,863	28,007
Balance – December 31	2,144,459	475,647	608,121
Accumulated other comprehensive income (loss)
Balance – January 1	(15,462)	(10,909)	(12,642)
Change in net unrealized gains (loss) on investments, net of tax	1,082	(4,923)	(2,492)
Foreign currency translation adjustments, net of tax	169	370	4,225
Balance – December 31	(14,211)	(15,462)	(10,909)
Retained earnings
Balance – January 1	4,071,371	5,232,624	5,373,873
Net income (loss)	3,620,127	(1,159,816)	(103,440)
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(1,058,995)	98,613	63,285
Dividends on common shares (Note 12)	(75,112)	(64,675)	(67,828)
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(33,266)
Balance – December 31	6,522,016	4,071,371	5,232,624
Total shareholders’ equity	$9,454,958	$5,325,274	$6,624,281

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2023, 2022 and 2021
(in thousands of United States Dollars)

	2023	2022	2021
Cash flows provided by (used in) operating activities
Net income (loss)	$3,620,127	$(1,159,816)	$(103,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(134,753)	(26,950)	(20,989)
Equity in undistributed (earnings) losses of other ventures	(7,642)	10,723	13,200
Net realized and unrealized (gains) losses on investments	(482,794)	1,635,192	205,897
Change in:
Premiums receivable	(126,852)	(1,357,929)	(886,911)
Prepaid reinsurance premiums	223,385	(166,690)	(31,140)
Reinsurance recoverable	663,909	(442,256)	(1,342,659)
Deferred acquisition costs and value of business acquired	37,301	(322,578)	(215,639)
Reserve for claims and claim expenses	(34,656)	2,597,943	2,913,492
Unearned premiums	(227,001)	1,027,894	767,614
Reinsurance balances payable	(1,040,110)	67,318	372,611
Other	(579,280)	(259,168)	(437,221)
Net cash provided by (used in) operating activities	1,911,634	1,603,683	1,234,815
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	21,796,577	22,086,168	15,543,565
Purchases of fixed maturity investments trading	(24,771,411)	(24,923,131)	(15,680,351)
Net sales (purchases) of equity investments	564,325	(202,309)	206,595
Net sales (purchases) of short term investments	1,843,180	640,411	(252,833)
Net sales (purchases) of other investments	(801,850)	(618,790)	(617,782)
Net sales (purchases) of investments in other ventures	(25,265)	(773)	(23,835)
Return of investment from investment in other ventures	5,554	2,248	8,345
Net purchase of Validus	(2,433,746)	—	—
Net cash provided by (used in) investing activities	(3,822,636)	(3,016,176)	(816,296)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(75,112)	(64,675)	(67,828)
Dividends paid – preference shares	(35,375)	(35,396)	(32,889)
RenaissanceRe common share repurchases	—	(166,664)	(1,027,505)
RenaissanceRe common share issuance	1,351,608	—	—
Issuance of debt, net of expenses	740,581	—	—
Repayment of Medici Revolving Credit Facility	(30,000)	—	—
Drawdown of Medici Revolving Credit Facility	75,000	—	30,000
Redemption of preference shares	—	—	(275,000)
Issuance of preference shares, net of expenses	—	—	488,653
Net third-party redeemable noncontrolling interest share transactions	582,455	1,002,988	594,279
Taxes paid on withholding shares	(20,518)	(10,911)	(12,171)
Net cash provided by (used in) financing activities	2,588,639	725,342	(302,461)
Effect of exchange rate changes on foreign currency cash	5,542	22,471	6,148
Net increase (decrease) in cash and cash equivalents	683,179	(664,680)	122,206
Cash and cash equivalents, beginning of year	1,194,339	1,859,019	1,736,813
Cash and cash equivalents, end of year	$1,877,518	$1,194,339	$1,859,019

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$26,777	$3,129	$(4,261)
Interest paid	$73,543	$46,247	$21,172
Non-cash consideration (1)	$285,168	$—	$—
(1)Represents the non-cash component of the total Validus acquisition consideration. Refer to "Note 3. Acquisition of Validus” for additional information related to the Validus Acquisition.
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except per share amounts and percentages)
NOTE 1. ORGANIZATION
RenaissanceRe Holdings Ltd. (“RenaissanceRe” or the “Company”) was formed under the laws of Bermuda on June 7, 1993. Through its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
These consolidated financial statements include the results of the Company, its subsidiaries, and all variable interest entities in which the Company is considered to be the primary beneficiary.
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
USE OF ESTIMATES IN FINANCIAL STATEMENTS
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported and disclosed amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. The major estimates reflected in the Company’s consolidated financial statements include, but are not limited to, the reserve for claims and claim expenses; reinsurance recoverable and premiums receivable, including provisions for reinsurance recoverable and premiums receivable to reflect expected credit losses; estimates of written and earned premiums; fair value, including the fair value of investments, financial instruments, and derivatives; impairment charges; deferred acquisition costs, the value of business acquired (“VOBA”) and the fair value of other assets acquired and liabilities assumed in acquisitions; and the Company’s deferred tax valuation allowance.
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
Acquisition costs are incurred when a contract or policy is issued and only the costs directly related to the successful acquisition of new and renewal contract or policies are deferred and amortized over the same period in which the related premiums are earned. Acquisition costs consist principally of commissions, brokerage and premium tax expenses and are shown net of commissions earned on ceded reinsurance. Certain of our assumed contracts contain profit sharing provisions or adjustable commissions that are estimated based on the expected loss and loss adjustment expense on those contracts. Acquisition costs include accruals for such estimates of commissions. Certain of our ceded contracts contain profit sharing provisions which accrue to the benefit of the company. Acquisition costs are shown net of such commissions and profit commissions earned on ceded reinsurance. In addition, certain of our ceded contracts contain override and management fees which are recorded as an offset against operating expenses. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.
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
BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS
The Company accounts for business combinations in accordance with FASB ASC Topic Business Combinations, and goodwill and other intangible assets that arise from business combinations in accordance with FASB ASC Topic Intangibles – Goodwill and Other. A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized. Significant judgments, assumptions and estimates, which are inherently subjective, are required in determining the fair value of net assets acquired. The significant assumptions included the estimated cost of capital, investment yield, loss ratio, related expenses, effective tax rates and capital charges.
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

TAXATION
Income taxes have been provided for in accordance with the provisions of FASB ASC Topic Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, deferred acquisition expenses, VOBA, intangible assets, value of in-force business, amortization and depreciation. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized. Significant judgments, assumptions and estimates, which are inherently subjective, are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other things, ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses investor requests for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Among other things, ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2025. The Company is currently evaluating the impact of this guidance.

NOTE 3. ACQUISITION OF VALIDUS
Overview
On November 1, 2023, the Company completed its acquisition in accordance with the Stock Purchase Agreement, dated May 22, 2023 (as amended, the “Stock Purchase Agreement”), between RenaissanceRe and American International Group, Inc., (“AIG”), pursuant to which, upon the terms and subject to the conditions thereof, RenaissanceRe, or one of its subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of Validus Holdings, Ltd. (“Validus Holdings”), and Validus Specialty, LLC (“Validus Specialty”). Substantially all of the assets of Validus Holdings is comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. (“Validus Re”). The Company also acquired the renewal rights, records and customer relationships of the assumed treaty reinsurance business of Talbot Underwriting Limited, an affiliate of AIG (“Talbot”), a specialty (re)insurance group operating within the Lloyd’s market. The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement, are referred to herein as the “Validus Acquisition.” Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd) collectively are referred to herein as “Validus.” Pursuant to the Validus Acquisition, the Company acquired 100% voting equity interest in each of Validus Holdings and Validus Specialty.
In connection with the Validus Acquisition, on November 1, 2023, the Company paid to AIG aggregate consideration of $2.985 billion, consisting of the following: (i) cash consideration of $2.735 billion; and (ii) 1,322,541 common shares, which were valued at approximately $250.0 million based on a value of $189.03 per share at signing, pursuant to the Stock Purchase Agreement. The value of the acquisition consideration was $3.020 billion as of the closing date. The parties determined that no post-closing adjustment was required to the value of the acquisition consideration as of the closing date.

In connection with the closing of the Validus Acquisition, the Company entered into a reserve development cover whereby the Validus risk-bearing entities agreed to cede to AIG substantially all of their adverse or favorable development on stated reserves at the time of the closing, subject to certain terms and conditions. Under the reserve development agreement AIG assumes substantially all of any favorable or adverse development on the stated reserves, on a whole-account basis, and takes into consideration adverse or favorable performance across the Company’s reportable segments. To the extent the combined performance of acquired reserves for claims and claim expenses is worse than expected on an aggregate basis across reportable segments, the Company is indemnified under the terms of the reserve development agreement and would expect to collect substantially all of the adverse development under the reserve development agreement. To the extent the combined performance of acquired reserves for claims and claim expenses is better than expected on an aggregate basis across reportable segments, the Company would expect to pay substantially all of the favorable development to AIG under the reserve development agreement.
The acquisition of Validus is expected to benefit the Company through expanded underwriting capabilities and providing access to additional reinsurance business.
The Company recorded $76.4 million of corporate expenses associated with the acquisition of Validus during 2023. Included in these expenses are compensation, transaction and integration-related costs.

Acquisition Consideration
The Company’s total consideration for Validus was calculated as follows:

RenaissanceRe Common Shares
Common shares issued by RenaissanceRe to AIG	1,323
Common share price of RenaissanceRe (1)	$215.62
Market value of RenaissanceRe common shares issued by RenaissanceRe to AIG		$285,168
Cash Consideration
Cash consideration funded by net proceeds from the issuance of common shares of RenaissanceRe to the public market	$1,351,608
Cash consideration funded by net proceeds from the issuance of Senior Notes	740,581
Cash consideration funded by available cash resources	642,811
Total cash consideration paid by RenaissanceRe as acquisition consideration		2,735,000
Total purchase price		$3,020,168

(1)     The common share price of RenaissanceRe is based on the closing price of $226.97 per RenaissanceRe common share on the closing date of the Validus Acquisition, November 1, 2023 with a 5% discount to reflect restrictions on the transfer of those shares.

Preliminary Fair Value of Net Assets Acquired and Liabilities Assumed
The fair value of assets and liabilities are preliminary and may change with offsetting adjustments to goodwill. RenaissanceRe may make further adjustments to its purchase price allocation through the end of the permissible one-year measurement period. The purchase price was allocated to the acquired assets and liabilities of the Company based on estimated fair values on November 1, 2023, the date the transaction closed, as detailed in the table below:

Assets:
Cash and cash equivalents	$301,253
Investments trading	3,248,242
Short term investments	1,659,902
Investments in other ventures, under equity method	3,997
Reinsurance premiums receivable	2,014,359
Prepaid reinsurance premiums	126,750
Losses recoverable (1)	1,297,270
Accrued investment income	21,441
Deferred acquisition costs and value of business acquired	617,000
Other assets	70,557
Identifiable intangible assets	460,884
Total assets	9,821,655

Liabilities:
Reserve for claims and claim expenses (1)	4,628,952
Reserve for unearned premiums	1,804,029
Reinsurance balances payable	298,003
Accounts payable and accrued liabilities	120,994
Deferred tax liability	39,157
Total liabilities	6,891,135
Total identifiable net assets acquired	2,930,520
Total purchase price	3,020,168
Goodwill	$89,648

(1)Includes the net fair value adjustment of $192.0 million to net claims and claim expenses on November 1, 2023, which was made up of a $76.8 million decrease to losses recoverable and a $268.9 million decrease to reserve for claims and claim expenses.
The goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired and liabilities assumed.
The significant fair value adjustments and related future amortization are as follows:
•Deferred acquisition costs and value of business acquired (“VOBA”) - to reflect the elimination of Validus’ net deferred acquisition costs, and the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. The adjustment for VOBA will be amortized to acquisition expenses over approximately two years, as the contracts for business in-force as of the acquisition date expire;
•Net reserve for claims and claim expenses - to reflect a decrease related to the present value of the net unpaid claims and claim expenses based on the estimated payout pattern, partially offset by an increase in net claims and claim expenses related to the estimated market based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net claims and claim expenses. The fair value of net reserve for claims and claim expenses was determined using certain key assumptions, including the estimated cost of capital and investment yield. This will be amortized using the projected discount and risk margin patterns of the net claims and claims expenses as of the acquisition date;
•Identifiable indefinite lived and finite lived intangible assets - to establish the fair value of identifiable intangible assets related to the acquisition of Validus described in detail below; and
•Deferred tax liability - to reflect the net deferred tax liability on the intangible assets and the other fair value adjustments.
Identifiable indefinite lived and finite lived intangible assets consisted of the following and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Agent relationships - top four	$195,000	15 years
Agent relationships - other	$9,000	5 years
Managing General Agent (“MGA”) relationships	$3,000	15 years
Trade name	5,000	0.5 years
Renewal rights	215,000	15 years
Asset management contracts	20,000	4 years
Insurance licenses	13,884	Indefinite
Gross identifiable intangible assets related to the acquisition of Validus, at November 1, 2023	460,884
Accumulated amortization (from November 1, 2023 through December 31, 2023), net of foreign exchange	7,818
Net identifiable intangible assets related to the acquisition of Validus at December 31, 2023	$453,066

Amortization from the acquisition date, November 1, 2023, through December 31, 2023 was included in the Company's consolidated statements of operations for the year ended December 31, 2023.
An explanation of the identifiable indefinite and finite intangible assets is as follows:
•Agent relationships – top four – the value of Validus’ relationships with their top four brokers (Marsh & McLennan Companies, Inc., Aon Benfield Group Ltd., Willis Towers Watson Plc and Arthur J. Gallagher & Co.) after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio, related expenses, effective tax rates and capital charges. These will be amortized based on an economic benefit pattern over its useful life as of the acquisition date, the majority of which is expected to be within the first 10 years;
•Renewal rights – the value of policy renewal rights was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio, related expenses, effective tax rates and capital charges that would impact the expected cash flows from these renewals over the expected life of these policies. These will be amortized based on an economic benefit pattern over its useful life as of the acquisition date, the majority of which is expected to be within the first 10 years;and
•Insurance licenses – the value of acquired insurance licenses.
Financial Results
The following table summarizes the net contribution from the acquisition of Validus since November 1, 2023 that was included in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2023. Operating activities of Validus from the acquisition date, November 1,

2023, through December 31, 2023 are included in the Company’s consolidated statements of operations for the year ended December 31, 2023.
The unaudited net contribution of the acquisition and integration of Validus is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that may be achieved in the future. These results are not used as a part of management’s analysis of the financial performance of the Company’s business. These results primarily reflect items recorded directly by Validus from November 1, 2023 through December 31, 2023, including: 1) net premiums earned and net underwriting income on the in-force portfolio acquired with the acquisition of Validus and previously retained on Validus entities’ balance sheets; 2) net premiums earned and net underwriting income for those contracts which renewed post-acquisition on one of the acquired Validus entities’ balance sheets; 3) net investment income and net realized and unrealized gains recorded directly by Validus; and 4) certain direct costs incurred directly by Validus. In addition, these results, where possible, were adjusted for transaction and integration related costs incurred by the Company. However, these results do not reflect on-going operating costs incurred by the Company in supporting Validus unless such costs were incurred directly by Validus. These results also do not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may be achieved in the future. These results involve significant estimates and are not indicative of the future results of the acquired Validus entities which have been, and will continue to be impacted by potential changes in targeted business mix, investment management strategies, and synergies recognized from changes in the combined entity’s operating structure, as well as the impact of changes in other business and capital management strategies.

Year ended December 31, 2023 (1)
Total revenues	$696,888
Net income (loss) available (attributable) to RenaissanceRe common shareholders (2)	$307,802

(1)    Includes the net contribution from the acquisition of Validus since November 1, 2023 that was included in the Company’s consolidated statements of operations and comprehensive income through December 31, 2023.
(2)    Includes $76.4 million of corporate expenses associated with the acquisition and integration of Validus for the year ended December 31, 2023.
Taxation
At the date of the acquisition the Company established a net deferred tax asset of $73.0 million and recorded a valuation allowance against Validus’ deferred tax assets of $66.0 million resulting in a net acquired deferred tax asset of $7.0 million. A net deferred tax liability of $46.2 million was also recorded related to the estimated fair value of intangible assets recorded, VOBA and other adjustments to the fair values of the assets acquired and liabilities assumed. This resulted in a net deferred tax liability of $39.2 million recorded in conjunction with the acquisition of Validus. The Company estimated that goodwill related to the acquisition of Validus Specialty of approximately $24 million will be deductible for U.S. tax purposes resulting in an estimated future tax benefit of approximately $5 million.
Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the years ended December 31, 2023 and 2022, respectively, and assumes the acquisition of Validus occurred on January 1, 2022. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2022 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Validus. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Validus, as they are nonrecurring.

Year ended December 31,	2023	2022
Total revenues	$11,611,682	$7,169,338
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,926,518	$(1,552,425)

Among other adjustments, and in addition to the fair value adjustments and recognition of goodwill, VOBA and identifiable intangible assets noted above, other material nonrecurring pro forma adjustments directly attributable to the acquisition of Validus principally included certain adjustments to recognize transaction related costs, align accounting policies, and amortize fair value adjustments, VOBA, and identifiable definite lived intangible assets, net of related tax impacts.
Defined Benefit Pension Plan
The Validus group entities have a contributory defined benefit pension plan for employees, which was not material to RenaissanceRe’s results of operations, financial condition or cash flows for the year ended December 31, 2023.
The plan offers mandatory benefits as prescribed by the applicable law, as well as voluntary benefits. These mandatory benefits include guarantees regarding the level of interest paid annually on accrued pension savings. The Validus group entities and the members of the plan contribute a defined percentage of salary to the pension arrangement and credit accumulation is granted on these contributions. At retirement, the accumulated contributions are converted into a pension. A full independent actuarial valuation is prepared annually.
At December 31, 2023, the net balance sheet liability was $1.1 million, comprising $9.8 million of projected benefit obligation and $8.7 million of plan assets at fair value.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables show an analysis of goodwill and other intangible assets, net of foreign currency translation adjustments, included in goodwill and other intangible assets on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets
At December 31,	2023	2022
Goodwill, net	$300,542	$210,894
Other intangible assets, net	474,810	26,934
Total goodwill and other intangible assets	$775,352	$237,828

Included in goodwill and other intangible assets on the Company’s consolidated balance sheet at December 31, 2023 was gross goodwill of $302.8 million (2022 - $213.2 million, 2021 - $213.2 million). Included in goodwill, net at December 31, 2023 was accumulated impairment losses of $2.3 million (2022 - $2.3 million).
In addition, the Company has also recorded goodwill and other intangible assets included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
At December 31,	2023	2022
Goodwill, net	$10,808	$9,903
Other intangible assets, net	7,260	7,866
Total goodwill and other intangible assets	$18,068	$17,769

Included in investments in other ventures, under equity method on the Company’s consolidated balance sheet at December 31, 2023 was gross goodwill of $15.3 million (2022 - $14.4 million, 2021 - $14.4 million). Included in goodwill, net at December 31, 2023, was accumulated impairment losses of $4.5 million (2022 - $4.5 million).
The following table shows a roll forward of goodwill included in goodwill and other intangible assets and goodwill included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill
	Goodwill and Other Intangible Assets	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
Balance at December 31, 2021, net	$210,920	$9,903
Foreign currency translation	(26)	—
Balance at December 31, 2022, net	210,894	9,903
Acquired	89,648	905
Balance at December 31, 2023, net	$300,542	$10,808

The gross carrying value, accumulated amortization and accumulated impairment losses by major category of other intangible assets included in goodwill and other intangible assets and investments in other ventures, under equity method on the Company’s consolidated balance sheets are shown below:

	Other Intangible Assets
At December 31, 2023	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net
Customer relationships and customer lists	$530,704	$(101,659)	$(1,550)	$427,495
Licenses (1)	37,663	—	(6,653)	31,010
Value of business acquired	20,200	(20,200)	—	—
Asset management contracts	20,000	(833)	—	19,167
Software	12,230	(12,230)	—	—
Patents and intellectual property	4,500	(1,875)	(2,625)	—
Covenants not-to-compete	4,030	(4,030)	—	—
Trademarks and trade names	6,710	(2,312)	—	4,398
	$636,037	$(143,139)	$(10,828)	$482,070

(1)Licenses is comprised of $31.0 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2023

	Other Intangible Assets
At December 31, 2022	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net
Customer relationships and customer lists	$108,704	$(89,736)	$(1,550)	$17,418
Licenses (1)	23,779	—	(6,653)	17,126
Value of business acquired	20,200	(20,200)	—	—
Software	12,230	(12,230)	—	—
Patents and intellectual property	4,500	(1,875)	(2,625)	—
Covenants not-to-compete	4,030	(4,030)	—	—
Trademarks and trade names	1,710	(1,454)	—	256
	$175,153	$(129,525)	$(10,828)	$34,800

(1)Licenses is comprised of $17.1 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2022
During 2023, the Company recorded $460.9 million of gross identifiable intangible assets identified in connection with the Validus Acquisition. Also during 2023, the Company recorded amortization expense of $13.6 million and an impairment loss of $Nil related to other intangible assets (2022 - $6.5 million and $Nil, respectively).
See “Note 3. Acquisition of Validus” for additional information regarding the Validus Acquisition.
In performing the impairment assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had not significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. Other than normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during the year ended December 31, 2023.

The remaining useful life of intangible assets with finite lives ranges from 0.3 to 14.8 years, with a weighted-average amortization period of 13.4 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other Intangibles Assets	Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method	Total
2024	$57,470	$194	$57,664
2025	70,210	24	70,234
2026	61,622	24	61,646
2027	53,737	24	53,761
2028	42,661	24	42,685
2029 and thereafter	164,960	110	165,070
Total remaining amortization expense	450,660	400	451,060
Indefinite lived	24,150	6,860	31,010
Total	$474,810	$7,260	$482,070

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

At December 31.	2023	2022
U.S. treasuries	$10,060,203	$7,180,129
Corporate (1)	6,499,075	4,390,568
Asset-backed	1,491,695	1,077,302
Residential mortgage-backed	1,420,362	710,429
Agencies	489,117	395,149
Non-U.S. government	483,576	383,838
Commercial mortgage-backed	433,080	213,987
Total fixed maturity investments trading	$20,877,108	$14,351,402

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2023		At December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$587,720	$582,519	$364,501	$356,770
Due after one through five years	11,439,510	11,468,263	8,117,971	7,875,771
Due after five through ten years	5,182,667	5,188,716	4,072,142	3,805,287
Due after ten years	307,392	292,473	356,268	311,856
Mortgage-backed	1,864,520	1,853,442	1,009,205	924,416
Asset-backed	1,490,641	1,491,695	1,118,464	1,077,302
Total	$20,872,450	$20,877,108	$15,038,551	$14,351,402

Equity Investments
The following table summarizes the fair value of equity investments:

At December 31.	2023	2022
Financials	$106,542	$103,250
Consumer	212	33,447
Communications and technology	12	48,687
Fixed income exchange traded funds	—	295,481
Equity exchange traded funds	—	90,510
Industrial, utilities and energy	—	25,326
Healthcare	—	24,617
Basic materials	—	3,740
Total	$106,766	$625,058

Pledged Investments
At December 31, 2023, $10.5 billion (2022 - $7.9 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.9 billion (2022 - $1.2 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At December 31, 2023, the Company held $159.7 million (2022 - $38.5 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.

Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2023	2022	2021
Fixed maturity investments trading	$744,457	$382,165	$234,911
Short term investments	213,303	41,042	2,333
Equity investments	7,261	20,864	9,017
Other investments
Catastrophe bonds	200,572	94,784	64,860
Other	87,296	37,497	28,811
Cash and cash equivalents	23,123	5,197	297
	1,276,012	581,549	340,229
Investment expenses	(22,902)	(21,617)	(20,750)
Net investment income	$1,253,110	$559,932	$319,479

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2023	2022	2021
Net realized gains (losses) on fixed maturity investments trading	$(393,041)	$(732,561)	$79,588
Net unrealized gains (losses) on fixed maturity investments trading	685,095	(636,762)	(389,376)
Net realized and unrealized gains (losses) on fixed maturity investments trading	292,054	(1,369,323)	(309,788)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(68,272)	(165,293)	(12,237)
Net realized gains (losses) on equity investments	(27,492)	43,035	335,491
Net unrealized gains (losses) on equity investments	73,243	(166,823)	(285,882)
Net realized and unrealized gains (losses) on equity investments	45,751	(123,788)	49,609
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	101,897	(130,335)	(35,033)
Net realized and unrealized gains (losses) on other investments - other	43,092	(11,746)	89,315
Net realized and unrealized gains (losses) on investments	$414,522	$(1,800,485)	$(218,134)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, credit default swaps and total return swaps), and equity investments related derivatives (equity futures). See “Note 19. Derivative Instruments” for additional information.

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2023	2022
Catastrophe bonds	$1,942,199	$1,241,468
Fund investments	1,415,804	1,086,706
Term loans	97,658	100,000
Direct private equity investments	59,905	66,780
Total other investments	$3,515,566	$2,494,954

During 2023, the Company recorded a net loss of $3.0 million (2022 - income of $19.8 million, 2021 - income of $7.0 million), representing the change between the Company’s fair value estimate for funds as at the prior year end, and the final reported net asset values provided by the Company’s fund investment managers, as discussed in “Note 2. Significant Accounting Policies.” This net loss was included between net investment income and net realized and unrealized gains (losses) on investments for the year ended December 31, 2023.
The Company has committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $3.6 billion, of which $2.0 billion has been contributed at December 31, 2023 (2022 - $2.9 billion and $1.7 billion, respectively). The Company’s remaining commitments to these investments at December 31, 2023 totaled $1.6 billion (2022 - $1.2 billion). In the future, the Company may enter into additional commitments in respect of direct private equity investments, term loans or fund investment opportunities.
Catastrophe bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within one to five years.
Fund investments
Fund investments are limited partnership or similar interests in private equity funds, private credit funds and hedge funds managed by unrelated third parties.
Term loans
Term loans represent the Company’s participation interest in a senior secured term loan facility. The Company has committed to a loan participation interest of $100.0 million and, as of December 31, 2023, had fully funded its commitment (2022 - $100.0 million). This facility pays interest, has a 5-year maturity and is fully secured by a diversified pool of primarily private equity assets.
Direct private equity investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.

Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2023		2022
At December 31,	Ownership %	Carrying Value	Ownership %	Carrying Value
Tower Hill Companies (1)	2.0% - 25.0%	13,970	2.0% - 25.0%	10,897
Top Layer	50.0%	31,768	50.0%	23,562
Other	25.3%	66,886	22.8%	45,291
Total investments in other ventures, under equity method		$112,624		$79,750

(1) The Company has equity interests in Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc. (collectively, the “Tower Hill Companies”).
The table below shows the Company’s equity in earnings of other ventures, under equity method:

Year ended December 31,	2023	2022	2021
Top Layer	$15,977	$6,347	$8,286
Tower Hill Companies	24,815	(921)	(2,073)
Other	2,682	5,823	6,096
Total equity in earnings of other ventures, under equity method	$43,474	$11,249	$12,309

During 2023, the Company received $41.4 million of distributions from its investments in other ventures, under equity method (2022 – $24.2 million, 2021 – $33.9 million). The equity in earnings of Top Layer Reinsurance Ltd. (“Top Layer”), a managed joint venture formed by the Company to write high excess non-U.S. property catastrophe reinsurance, is recorded on a current quarter basis. The equity in earnings of the Company’s investments in other ventures are reported one quarter in arrears.
Net Sales (Purchases) of Investments
The table below shows the Company’s cash flows in respect of gross and net purchases and sales of equity investments, short term investments, other investments and investments in other ventures.

Year ended December 31, 2023	Gross Purchases	Gross Sales	Net
Equity investments	$(1,715)	$566,041	$564,326
Short term investments	$(39,309,700)	$41,152,880	$1,843,180
Other investments	$(1,291,508)	$489,658	$(801,850)
Investments in other ventures	$(25,265)	$5,554	$(19,711)

Year ended December 31, 2022	Gross Purchases	Gross Sales	Net
Equity investments	$(861,508)	$659,199	$(202,309)
Short term investments	$(25,972,174)	$26,612,585	$640,411
Other investments	$(1,027,734)	$408,944	$(618,790)
Investments in other ventures	$(4,318)	$3,545	$(773)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,060,203	$10,060,203	$—	$—
Corporate (1)	6,499,075	—	6,499,075	—
Asset-backed	1,491,695	—	1,491,695	—
Residential mortgage-backed	1,420,362	—	1,420,362	—
Agencies	489,117	—	489,117	—
Non-U.S. government	483,576	—	483,576	—
Commercial mortgage-backed	433,080	—	433,080	—
Total fixed maturity investments trading	20,877,108	10,060,203	10,816,905	—
Short term investments	4,604,079	130,232	4,473,847	—
Equity investments	106,766	106,766	—	—
Other investments
Catastrophe bonds	1,942,199	—	1,942,199	—
Term loans	97,658	—	—	97,658
Direct private equity investments	59,905	—	—	59,905
	2,099,762	—	1,942,199	157,563
Fund investments (2)	1,415,804	—	—	—
Total other investments	3,515,566	—	1,942,199	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(515)	—	—	(515)
Derivative assets (4)	44,724	16,701	28,023	—
Derivative liabilities (4)	(29,992)	(10,372)	(19,620)	—
Total other assets and (liabilities)	14,217	6,329	8,403	(515)
	$29,117,736	$10,303,530	$17,241,354	$157,048

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
(2)Fund investments, which may include private equity funds, private credit funds, and hedge funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(3)Included in assumed and ceded (re)insurance contracts at December 31, 2023 was $2.2 million of other assets and $2.7 million of other liabilities.
(4)Refer to “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

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
(2)Fund investments, which may include private equity funds, private credit funds, and hedge funds are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(3)Included in assumed and ceded (re)insurance contracts at December 31, 2022 was $3.5 million of other assets and $5.3 million of other liabilities.
(4)Refer to “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.
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
U.S. Treasuries
Level 1 - At December 31, 2023, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.1% and a weighted average credit quality of AA (2022 - 4.3% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At December 31, 2023, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.7% and a weighted average credit quality of BBB (2022 - 6.3% and BBB, respectively).
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
Agencies
Level 2 - At December 31, 2023, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.6% and a weighted average credit quality of AA (2022 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At December 31, 2023, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AA (2022 - 4.7% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At December 31, 2023, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.1%, a weighted average credit quality of AA, and a weighted average life of 7.7 years (2022 - 5.4%, A and 8.6 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At December 31, 2023, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 8.8%, a weighted average credit quality of AAA, and a weighted average life of 2.2 years (2022 - 7.4%, AA and 3.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At December 31, 2023, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 7.0%, a weighted average credit quality of AA and a weighted average life of 3.9 years (2022 - 7.4%, AA and 5.2 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and debt securitized by student loan and auto loan receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At December 31, 2023, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AAA (2022 - 4.1% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At December 31, 2023, the Company’s other short term investments had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AAA (2022 - 0.4% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Other Assets and Liabilities
Derivatives
Level 1 and Level 2 - Other assets and liabilities include certain derivatives entered into by the Company. The fair value of these transactions includes certain exchange traded futures and options contracts which are considered Level 1, and foreign currency contracts and certain credit derivatives, determined using standard industry valuation models and considered Level 2, as the inputs to the valuation model are based on observable market inputs. For credit derivatives, these inputs include credit spreads, credit ratings of the underlying referenced security, the risk-free rate and the contract term. For foreign currency contracts, these inputs include spot rates and interest rate curves.

Level 3 Assets and Liabilities Measured at Fair Value
Below is a summary of quantitative information regarding the significant unobservable inputs (Level 3) used in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At December 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual

Other investments
Direct private equity investments	$59,905	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,658	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(515)	Internal valuation model	Net undiscounted cash flows	$12,478
			Expected loss ratio	2.3%
			Discount rate	20.7%
Total other assets and (liabilities)	(515)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$157,048

At December 31, 2022	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual

Other investments
Direct private equity investments	$66,780	Internal valuation model	Discount rate	7.5%
			Liquidity discount	15.0%
Term loans	100,000	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	166,780
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(1,832)	Internal valuation model	Net undiscounted cash flows	$14,734
			Expected loss ratio	5.8%
			Discount rate	4.0%
Total other assets and (liabilities)	(1,832)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$164,948

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	250	—	—	250
Included in net realized and unrealized gains (losses) on investments	(7,120)	—	—	(7,120)
Included in other income (loss)	—	—	(492)	(492)
Total foreign exchange gains (losses)	(5)	—	—	(5)
Purchases	—	—	1,809	1,809
Settlements	—	(2,342)	—	(2,342)
Balance - December 31, 2023	$59,905	$97,658	$(515)	$157,048

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2022	$88,373	$74,850	$(4,727)	$158,496
Included in net investment income	188	605	—	793
Included in net realized and unrealized gains (losses) on investments	(26,893)	—	—	(26,893)
Included in other income (loss)	—	—	2,682	2,682
Total foreign exchange gains (losses)	(11)	—	—	(11)
Purchases	5,123	25,000	213	30,336
Settlements	—	(455)	—	(455)
Balance - December 31, 2022	$66,780	$100,000	$(1,832)	$164,948

Other Investments
Direct Private Equity Investments
Level 3 - At December 31, 2023, the Company’s other investments included $59.9 million (2022 - $66.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - At December 31, 2023, the Company’s other investments included a $97.7 million (2022 - $100.0 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate, or SOFR, which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At December 31, 2023, the Company had a $0.5 million net liability (2022 - $1.8 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2023 were debt obligations of $2.0 billion (2022 - $1.2 billion). At December 31, 2023, the fair value of the Company’s debt obligations was $1.9 billion (2022 - $1.1 billion).
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

At December 31,	2023	2022
Other investments	$3,515,566	$2,494,954
Other assets	$2,227	$3,499
Other liabilities	$2,742	$5,331

The change in fair value of other investments resulted in net unrealized gains on investments in 2023 of $137.3 million (2022 – losses of $181.2 million, 2021 – gains of $41.7 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$982,016	$949,135	See below	See below	See below
Private equity funds	433,788	673,778	See below	See below	See below
Total other investments measured using net asset valuations	$1,415,804	$1,622,913

At December 31, 2022	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$771,383	$714,302	See below	See below	See below
Private equity funds	315,323	493,155	See below	See below	See below
Total other investments measured using net asset valuations	$1,086,706	$1,207,457

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At December 31, 2023	Carrying amount	Unfunded Commitments	Total
Other investments	$1,251,799	$1,550,452	$2,802,251

At December 31, 2022
Other investments	$916,248	$1,148,630	$2,064,878

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2023	2022	2021
Premiums Written
Direct	$865,771	$1,264,410	$994,286
Assumed	7,996,595	7,949,130	6,839,512
Ceded	(1,394,553)	(2,017,380)	(1,894,423)
Net premiums written	$7,467,813	$7,196,160	$5,939,375
Premiums Earned
Direct	$1,013,372	$1,105,164	$799,717
Assumed	8,072,193	7,079,632	6,257,814
Ceded	(1,614,432)	(1,850,807)	(1,863,350)
Net premiums earned	$7,471,133	$6,333,989	$5,194,181
Claims and Claim Expenses
Gross claims and claim expenses incurred	$3,950,362	$5,851,140	$5,905,616
Claims and claim expenses recovered	(376,853)	(1,512,300)	(2,029,529)
Net claims and claim expenses incurred	$3,573,509	$4,338,840	$3,876,087

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

At December 31, 2023, the Company’s premiums receivable balance was $7.3 billion (2022 - $5.1 billion). Of the Company’s premiums receivable balance as of December 31, 2023, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.5 million at December 31, 2023 (2022 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Year ended December 31,	2023	2022
Beginning balance	$4,606	$2,776
Provision for (release of) allowance	(2,788)	1,830
Acquired (1)	1,696	—
Ending balance	$3,514	$4,606

(1)Represents Validus’ provision for current expected credit losses on premiums receivable, acquired November 1, 2023.
Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At December 31, 2023, the Company’s reinsurance recoverable balance was $5.3 billion (2022 - $4.7 billion). Of the Company’s reinsurance recoverable balance at December 31, 2023, 60.6% is fully collateralized by our reinsurers, 38.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.9% is recoverable from reinsurers rated lower than A- by major rating agencies (2022 - 47.2%, 52.0% and 0.8%, respectively). The reinsurers with the three largest balances accounted for 17.6%, 14.3% and 8.7%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2023 (2022 - 20.8%, 7.0% and 5.4%, respectively). The provision for current expected credit losses was $13.3 million at December 31, 2023 (2022 - $12.2 million). The three largest company-specific components of the provision for current expected credit losses represented 10.9%, 10.7% and 8.1%, respectively, of the Company’s total provision for current expected credit losses at December 31, 2023 (2022 - 14.3%, 9.1% and 8.0%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Year ended December 31,	2023	2022
Beginning balance	$12,169	$8,344
Provision for (release of) allowance	(3,644)	3,825
Acquired (1)	4,754	—
Ending balance	$13,279	$12,169

(1)Represents Validus’ provision for current expected credit losses on reinsurance recoverable, acquired November 1, 2023.

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At December 31, 2023	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$2,461,580	$1,459,010	$3,913,030	$7,833,620
Casualty and Specialty	2,801,016	203,560	9,648,673	12,653,249
Total (1)	$5,262,596	$1,662,570	$13,561,703	$20,486,869

At December 31, 2022
Property	$1,956,688	$2,008,891	$3,570,253	$7,535,832
Casualty and Specialty	1,864,365	167,993	6,324,383	8,356,741
Total	$3,821,053	$2,176,884	$9,894,636	$15,892,573

(1)Included in the Company’s reserves for claims and claim expenses balance at December 31, 2023 was $4.5 billion of gross reserves for claims and claim expenses, at fair value, acquired as a result of the Validus Acquisition.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Year ended December 31,	2023	2022	2021
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$11,181,648	$9,025,961	$7,455,128
Net incurred related to:
Current year	4,024,116	4,586,422	4,125,557
Prior years	(450,607)	(247,582)	(249,470)
Total net incurred	3,573,509	4,338,840	3,876,087
Net paid related to:
Current year	364,793	105,885	574,230
Prior years	2,630,885	1,924,271	1,649,872
Total net paid	2,995,678	2,030,156	2,224,102
Foreign exchange (1)	62,902	(152,997)	(81,152)
Amounts acquired (2)	3,320,202	—	—
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	15,142,583	11,181,648	9,025,961
Reinsurance recoverable as of end of period	5,344,286	4,710,925	4,268,669
Reserve for claims and claim expenses as of end of period	$20,486,869	$15,892,573	$13,294,630

(1)Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date.
(2)Represents the fair value of Validus’ reserves for claims and claim expenses, net of reinsurance recoverables, acquired on November 1, 2023.
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
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2023 on a consolidated basis and by segment is presented as supplementary information. The Company has applied a retrospective approach with respect to its acquisitions, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below are reconciling items that represent the unamortized balance of fair value adjustments recorded in connection with the acquisition of TMR and Validus to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of TMR and Validus, partially offset by a decrease from discounting in connection with the acquisition of TMR and Validus, to reflect the time value of money.
For incurred and paid accident year claims denominated in currencies other than USD, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2023, net of reinsurance, as well as IBNR plus additional case reserve (“ACR”) included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$1,349,682	$1,292,051	$1,261,814	$1,231,639	$1,216,176	$1,229,153	$1,199,667	$1,189,016	$1,180,232	$1,168,571	$37,966
2015	—	1,682,812	1,612,942	1,580,294	1,534,787	1,512,704	1,502,100	1,504,626	1,497,021	1,495,256	33,929
2016	—	—	1,897,875	1,907,527	1,870,041	1,837,107	1,755,166	1,770,150	1,804,992	1,782,676	18,118
2017	—	—	—	3,697,137	3,443,204	3,357,851	3,285,056	3,255,713	3,190,159	3,180,295	201,303
2018	—	—	—	—	3,030,203	3,266,784	3,205,113	3,075,000	3,081,439	3,112,753	406,074
2019	—	—	—	—	—	2,765,868	2,754,429	2,669,111	2,600,638	2,613,203	355,502
2020	—	—	—	—	—	—	4,435,130	4,429,197	4,423,413	4,408,976	1,079,825
2021	—	—	—	—	—	—	—	5,552,945	5,378,071	5,178,965	1,413,339
2022	—	—	—	—	—	—	—	—	5,966,078	5,680,547	3,271,322
2023	—	—	—	—	—	—	—	—	—	5,303,895	4,281,188
Total										$33,925,137	$11,098,566

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$351,514	$651,426	$800,559	$886,043	$953,310	$1,008,653	$1,037,804	$1,067,201	$1,085,206	$1,090,421
2015	—	458,736	792,149	1,015,747	1,144,296	1,246,427	1,311,496	1,361,819	1,399,216	1,425,849
2016	—	—	473,090	907,567	1,118,420	1,296,066	1,432,356	1,537,961	1,603,460	1,633,339
2017	—	—	—	973,719	1,513,515	1,878,698	2,248,481	2,436,312	2,600,250	2,745,342
2018	—	—	—	—	676,031	1,300,839	1,719,662	2,029,342	2,252,816	2,374,401
2019	—	—	—	—	—	386,711	1,019,032	1,390,797	1,723,144	2,042,749
2020	—	—	—	—	—	—	761,877	1,773,193	2,296,810	2,788,153
2021	—	—	—	—	—	—	—	892,239	2,116,223	2,966,887
2022	—	—	—	—	—	—	—	—	285,530	1,463,927
2023	—	—	—	—	—	—	—	—	—	522,685
Total										$19,053,753
Outstanding liabilities from accident year 2013 and prior, net of reinsurance										403,209
Adjustment for unallocated loss adjustment expenses										90,185
Unamortized fair value adjustments recorded in connection with acquisitions										(222,195)
Liability for claims and claim expenses, net of reinsurance										$15,142,583

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
Reserving for most of the Company’s Property segment, in particular catastrophe exposure, generally does not involve the use of traditional actuarial techniques, although for certain classes such as proportional Property classes we do use traditional actuarial techniques. Rather, claims and claim expense reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The in-depth analysis generally involves: 1) estimating the size of insured industry losses; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and additional case reserves from its estimate of the ultimate expected loss. Once the Company receives a valid notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
Because losses from which claims arise under policies written within the Property segment are typically prominent, public events such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical reporting agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company initially places greater reliance on catastrophe bulletins published by statistical reporting agencies to assist in determining what events occurred during the reporting period than the Company does for large events. This includes reviewing catastrophe bulletins published by Property Claim Services for U.S. catastrophes. The Company sets its initial estimates of reserves for claims and claim expenses for these smaller events based on a combination of its historical market share for these types of losses and the estimate of the total insured industry property losses as reported by statistical reporting agencies, although management may make significant adjustments based on the Company’s current exposure to the geographic region involved as well as the size of the loss and the peril involved. In some instances, the Company also considers standard actuarial techniques for smaller events. This approach supplements the Company’s approach for estimating losses for larger catastrophes, which as discussed above, includes discussions with brokers and ceding companies and reviewing individual contracts impacted by the event. For these small events, where the Company is not using standard actuarial techniques to set the reserves, in the first quarter of the year after the event has passed its first year anniversary of when the event occurred, the Company will typically estimate IBNR for these events by using the reported Bornhuetter-Ferguson actuarial method, a standard actuarial technique. The loss development factors for the reported Bornhuetter-Ferguson actuarial method are selected based on a review of the Company’s historical experience. The reported loss development factors are typically reviewed annually.
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

The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2023, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$380,622	$352,583	$331,455	$326,513	$331,610	$331,347	$325,325	$319,529	$317,076	$315,158	$1,284
2015	—	511,360	459,762	416,585	399,498	389,650	384,744	375,769	377,861	376,792	3,095
2016	—	—	588,366	607,340	576,902	554,287	526,318	522,330	541,396	530,843	3,114
2017	—	—	—	2,018,855	1,824,613	1,698,844	1,681,670	1,624,156	1,559,925	1,532,082	127,946
2018	—	—	—	—	1,374,423	1,465,633	1,408,253	1,280,066	1,267,732	1,216,792	171,088
2019	—	—	—	—	—	1,203,828	1,191,214	1,103,449	1,017,085	953,986	123,856
2020	—	—	—	—	—	—	1,989,861	2,098,289	2,092,021	2,036,200	428,120
2021	—	—	—	—	—	—	—	2,744,649	2,713,942	2,628,136	301,855
2022	—	—	—	—	—	—	—	—	2,584,543	2,463,435	1,134,057
2023	—	—	—	—	—	—	—	—	—	1,473,736	1,046,791
Total										$13,527,160	$3,341,206

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$125,296	$229,525	$276,964	$292,484	$301,017	$308,616	$308,420	$311,708	$311,424	$313,571
2015	—	142,694	279,692	324,960	348,033	359,414	363,600	366,340	369,281	373,247
2016	—	—	146,671	332,918	415,348	449,190	475,616	486,482	491,344	487,678
2017	—	—	—	663,451	939,895	1,123,051	1,232,669	1,252,995	1,300,750	1,323,458
2018	—	—	—	—	454,838	776,630	954,175	990,041	1,032,771	971,282
2019	—	—	—	—	—	165,811	475,613	660,693	748,804	813,107
2020	—	—	—	—	—	—	283,840	836,501	1,109,201	1,317,414
2021	—	—	—	—	—	—	—	580,026	1,366,213	1,862,525
2022	—	—	—	—	—	—	—	—	79,480	772,239
2023	—	—	—	—	—	—	—	—	—	235,139
Total										$8,469,660
Outstanding liabilities from accident year 2013 and prior, net of reinsurance										77,214
Adjustment for unallocated loss adjustment expenses										13,949
Unamortized fair value adjustments recorded in connection with acquisitions										(51,689)
Liability for claims and claim expenses, net of reinsurance										$5,096,974

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
The Company’s processes and methodologies in respect of loss estimation for the coverages offered through its Casualty and Specialty segment differ from those used for its Property segment. For example, the Company’s casualty and specialty coverages are more likely to be impacted by factors such as long-term inflation and changes in the social and legal environment, which the Company believes gives rise to greater uncertainty in its reserves for claims and claim expenses. Moreover, in certain lines of business the Company does not have the benefit of a significant amount of its own historical experience and may have little related corporate reserving history in many of its newer or growing lines of business. The Company believes this makes its Casualty and Specialty segment reserving subject to greater uncertainty than its Property segment.
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
The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2023, net of reinsurance, as well as IBNR plus ACR included within the net incurred claims amounts.

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2023
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$969,060	$939,468	$930,359	$905,126	$884,566	$897,806	$874,342	$869,487	$863,156	$853,413	$36,682
2015	—	1,171,452	1,153,180	1,163,709	1,135,289	1,123,054	1,117,356	1,128,857	1,119,160	1,118,464	30,834
2016	—	—	1,309,509	1,300,187	1,293,139	1,282,820	1,228,848	1,247,820	1,263,596	1,251,833	15,004
2017	—	—	—	1,678,282	1,618,591	1,659,007	1,603,386	1,631,557	1,630,234	1,648,213	73,357
2018	—	—	—	—	1,655,780	1,801,151	1,796,860	1,794,934	1,813,707	1,895,961	234,986
2019	—	—	—	—	—	1,562,040	1,563,215	1,565,662	1,583,553	1,659,217	231,646
2020	—	—	—	—	—	—	2,445,269	2,330,908	2,331,392	2,372,776	651,705
2021	—	—	—	—	—	—	—	2,808,296	2,664,129	2,550,829	1,111,484
2022	—	—	—	—	—	—	—	—	3,381,535	3,217,112	2,137,265
2023	—	—	—	—	—	—	—	—	—	3,830,159	3,234,397
Total										$20,397,977	$7,757,360

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2014	$226,218	$421,901	$523,595	$593,559	$652,293	$700,037	$729,384	$755,493	$773,782	$776,850
2015	—	316,042	512,457	690,787	796,263	887,013	947,896	995,479	1,029,935	1,052,602
2016	—	—	326,419	574,649	703,072	846,876	956,740	1,051,479	1,112,116	1,145,661
2017	—	—	—	310,268	573,620	755,647	1,015,812	1,183,317	1,299,500	1,421,884
2018	—	—	—	—	221,193	524,209	765,487	1,039,301	1,220,045	1,403,119
2019	—	—	—	—	—	220,900	543,419	730,104	974,340	1,229,642
2020	—	—	—	—	—	—	478,037	936,692	1,187,609	1,470,739
2021	—	—	—	—	—	—	—	312,213	750,010	1,104,362
2022	—	—	—	—	—	—	—	—	206,050	691,688
2023	—	—	—	—	—	—	—	—	—	287,546
Total										$10,584,093
Outstanding liabilities from accident year 2013 and prior, net of reinsurance										325,995
Adjustment for unallocated loss adjustment expenses										76,236
Unamortized fair value adjustments recorded in connection with acquisitions										(170,506)
Liability for claims and claim expenses, net of reinsurance										$10,045,609

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Year ended December 31,	2023	2022	2021
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Property	$(408,905)	$(205,741)	$(233,373)
Casualty and Specialty	(41,702)	(41,841)	(16,097)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(450,607)	$(247,582)	$(249,470)

Changes to prior year estimated net claims and claim expenses increased net income by $450.6 million during the year ended December 31, 2023 (2022 - increased net income by $247.6 million, 2021 - increased net income by $249.5 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and small catastrophe events and attritional loss movements, included in the other line item:

Year ended December 31,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses (1)	$(85,653)
2021 Weather-Related Large Losses (2)	(36,949)
2020 Weather-Related Large Loss Events (3)	(42,577)
2019 Large Loss Events (4)	(43,850)
2018 Large Loss Events (5)	(40,050)
2017 Large Loss Events (6)	(46,404)
Other	(14,337)
Total large catastrophe events	(309,820)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(99,925)
Actuarial assumption changes	840
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(408,905)

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
(3) “2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(4) “2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
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

Year ended December 31,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Losses	$(12,387)
2020 Weather-Related Large Loss Events	(24,589)
2019 Large Loss Events	(97,034)
2018 Large Loss Events	(20,318)
2017 Large Loss Events	(39,481)
Other	(4,755)
Total large catastrophe events	(198,564)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(31,024)
Total small catastrophe events and attritional loss movements	(31,024)
Total catastrophe and attritional net claims and claim expenses	(229,588)
Actuarial assumption changes	23,847
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(205,741)

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
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2023	2022	2021
	(Favorable) adverse development	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(44,612)	$(63,353)	$(19,078)
Actuarial assumption changes	2,910	21,512	2,981
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(41,702)	$(41,841)	$(16,097)

The net favorable development of prior accident years net claims and claim expenses within the Company’s Casualty and Specialty segment in the year ended December 31, 2023, 2022, and 2021 was mainly due to reported losses generally coming in lower than expected on attritional net claims and claim expenses across a number of lines of business, partially offset by net adverse development associated with certain actuarial assumption changes.
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2023
Net Reserve for Claims and Claim Expenses
Property	$5,096,974
Casualty and Specialty	10,045,609
Total net reserve for claims and claim expenses	15,142,583

Reinsurance Recoverable
Property	$2,736,646
Casualty and Specialty	2,607,640
Total reinsurance recoverable	5,344,286
Total reserve for claims and claim expenses	$20,486,869

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Number of Years)
At December 31, 2023	1	2	3	4	5	6	7	8	9	10
Property	21.3%	27.9%	15.5%	7.4%	3.5%	0.2%	1.1%	0.2%	0.5%	0.7%
Casualty and Specialty	14.2%	17.6%	12.2%	12.8%	10.2%	7.4%	5.3%	2.9%	2.1%	0.4%

Claims Frequency

Both of the Company’s reportable segments are broadly considered to be reinsurance, where multiple claims are often aggregated, perhaps multiple times through retrocessional reinsurance, before ultimately being ceded to the Company. The nature, size, terms and conditions of contracts entered into by the Company changes from one accident year to the next, as do the quantum of contractual or policy limits, and accordingly the potential amount of claims and claim expenses associated with a reported claim, can range from nominal, to significant. These factors can impact the amount and timing of the claims and claim expenses to be recorded and accordingly, developing claim frequency information is highly subjective and is not prepared or utilized for internal purposes. In recent years, the Company has grown its Casualty and Specialty segment where a significant amount of the premium and net reserves come from proportional contracts. The Company does not have direct access to claim frequency information underlying certain of its proportional contracts given the nature of that business. In addition, the Company completed the acquisition of Validus on November 1, 2023. Historically, Validus has not kept nor had access to claim count and frequency information. As providing any claim count and frequency information would exclude the entirety of the legacy Validus book of business as well as all proportional contracts for the Company, the Company has determined that it is impracticable to provide this information.
Assumed Reinsurance Contracts Classified As Deposit Contracts
Other income was increased by $0.2 million during 2023 (2022 – $0.2 million, 2021 – net claim and claim expenses decreased by $0.2 million) related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only. Other income was increased by $Nil during 2023 (2022 – $Nil, 2021 – $Nil) related to premiums and losses incurred on assumed reinsurance contracts that were classified as deposit contracts with timing risk only. Deposit liabilities of $3.7 million are included in reinsurance balances payable at December 31, 2023 (2022 – $4.0 million).
NOTE 9. DEBT AND CREDIT FACILITIES
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At December 31, 2023, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.750% Senior Notes due 2033	$758,783	$741,124	$—	$—
3.600% Senior Notes due 2029	371,276	395,137	362,644	394,221
3.450% Senior Notes due 2027	283,350	298,270	280,506	297,775
3.700% Senior Notes due 2025	293,154	299,537	290,874	299,168
4.750% Senior Notes due 2025 (DaVinci) (1)	147,489	149,587	146,625	149,278
Total senior notes	1,854,052	1,883,655	1,080,649	1,140,442
Medici Revolving Credit Facility (2)	75,000	75,000	30,000	30,000
Total debt	$1,929,052	$1,958,655	$1,110,649	$1,170,442

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

Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
5.750% Senior Notes due 2033
On June 5, 2023, the Company issued $750.0 million of its 5.750% Senior Notes due June 5, 2033. The Company received net proceeds of approximately $741.0 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, which closed on November 1, 2023, to pay related costs and expenses, and for general corporate purposes. See “Note 3. Acquisition of Validus” for additional information regarding the Validus Acquisition.
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
DaVinci Senior Notes
On May 4, 2015, DaVinciRe Holdings Ltd. (“DaVinci”) issued $150.0 million principal amount of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015 (the “DaVinci Senior Notes”). The DaVinci Senior Notes, which are senior obligations, may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before February 1, 2025. The DaVinci Senior Notes contain various covenants including restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries, limitations on mergers, amalgamations and consolidations, limitations on third-party investor redemptions, a leverage covenant and a covenant to maintain certain ratings. The net proceeds from this offering were used to repay, in full, $100.0 million outstanding under the loan agreement, dated as of March 30, 2011, between DaVinci and RenaissanceRe, and the remainder of the net proceeds were used for general corporate purposes.
Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2023:

2024	$75,000
2025	450,000
2026	—
2027	300,000
2028	—
After 2028	1,150,000
Unamortized fair value adjustments	—
Unamortized discount and debt issuance expenses	(16,345)
$1,958,655

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2023	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	571,625
Unsecured	709,740
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,581,365

(1)At December 31, 2023, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. The drawn amount of the Medici revolving credit facility is included on the Company’s consolidated balance sheets under debt. Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
RenaissanceRe Revolving Credit Facility
RenaissanceRe, Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) and RenaissanceRe Europe AG (“RREAG”) are parties to a third amended and restated credit agreement dated November 18, 2022 the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated a previous credit agreement. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $500.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $700.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or Term SOFR

(each as defined in the Revolving Credit Agreement) plus a margin. In addition to revolving loans, the Revolving Credit Agreement provides that the entire facility will also be available for the issuance of standby letters of credit, subject to the terms and conditions set forth therein, and swingline loans, which are capped at $50.0 million for each of the swingline lenders. At December 31, 2023, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
Bilateral Letter of Credit Facilities
Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”), Renaissance Reinsurance U.S., RREAG and RenaissanceRe Specialty U.S. are parties to an Amended and Restated Standby Letter of Credit Agreement dated June 21, 2019, as amended, with Wells Fargo, which provides for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the subsidiaries. Pursuant to the agreement, the applicants may request secured letter of credit issuances up to an aggregate amount of $200.0 million. RenaissanceRe has unconditionally guaranteed the payment obligations of the applicants other than DaVinci Reinsurance.
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
At December 31, 2023, there were $175.0 million of secured letters of credit outstanding and $Nil of unsecured letters of credit outstanding under this agreement.
Secured Letter of Credit Facility with Citibank Europe
Certain subsidiaries and affiliates of RenaissanceRe, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance of Europe Unlimited Company and RenaissanceRe Specialty U.S., are parties to a facility letter, dated December 19, 2022, as amended, with Citibank Europe plc (“Citibank Europe”), pursuant to which Citibank Europe has established a letter of credit facility under which Citibank Europe provides a commitment to issue letters of credit for the accounts of the participants in multiple currencies. On November 1, 2023, Validus Re acceded to the secured letter of credit facility, and the aggregate committed amount of the facility was increased from $180.0 million to $320.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million.
The letter of credit facility is scheduled to expire on December 31, 2025. At all times during which it is a party to the facility, each participant is obligated to pledge to Citibank Europe securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the facility with respect to a participant, Citibank Europe may exercise certain remedies, including terminating its commitment to such participant and taking certain actions with respect to the collateral pledged by such participant (including the sale thereof). In the facility letter, each participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.
At December 31, 2023, $280.1 million aggregate face amount of letters of credit was outstanding and $39.9 million remained unused and available to the participants under this facility.
Uncommitted, Unsecured Letter of Credit Facility with Citibank Europe
Renaissance Reinsurance, RenaissanceRe Specialty U.S., Renaissance Reinsurance U.S. and RREAG are parties to a Master Agreement for Issuance of Payment Instruments and a Facility Letter for Issuance of Payment Instruments with Citibank Europe dated March 22, 2019, as amended, which established an uncommitted, unsecured letter of credit facility pursuant to which Citibank Europe or one of its correspondents may issue standby letters of credit or similar instruments in multiple currencies for the account of one or more of the applicants. On November 1, 2023, each of Validus Re and Validus Reinsurance (Switzerland) Ltd (“Validus Switzerland”) acceded to the uncommitted, unsecured letter of credit facility. The obligations of the applicants under this facility are guaranteed by RenaissanceRe.
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
At December 31, 2023, the aggregate face amount of the payment instruments issued and outstanding under this facility was $366.5 million.
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
In the agreement, RREAG, Renaissance Reinsurance and RenaissanceRe make representations, warranties and covenants that are customary for facilities of this type, and agree to comply with certain informational and other customary undertakings. The agreement also contains certain financial covenants applicable to the RenaissanceRe, including the requirement to maintain the ratio of consolidated debt to capital of not more than 0.35:1, to maintain a minimum consolidated net worth initially of approximately $4.0 billion, subject to an annual adjustment, and to maintain RenaissanceRe’s a financial strength or credit rating (as applicable) with S&P and A.M. Best of at least A-.
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
At December 31, 2023, letters of credit issued by Credit Suisse under the agreement were outstanding in the face amount of $193.3 million.
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
At December 31, 2023, letters of credit issued by SocGen under the agreement were outstanding in the face amount of $250.0 million.
Vermeer Letter of Credit Facility with Citibank Europe
Vermeer Reinsurance Ltd. (“Vermeer”) is party to an uncommitted, secured letter of credit facility pursuant to which Citibank Europe or one of its correspondents may issue standby letters of credit or similar instruments in multiple currencies for the account of the applicant. The obligations of Vermeer under this facility are not guaranteed by RenaissanceRe.
At December 31, 2023, the aggregate face amount of letters of credit outstanding under this facility was $16.5 million.
Funds at Lloyd’s Letter of Credit Facility
Renaissance Reinsurance is party to an Amended and Restated Letter of Credit Reimbursement Agreement dated November 7, 2019, as amended, with Bank of Montreal, Citibank Europe and ING Bank N.V., which provides a facility under which letters of credit may be issued from time to time to support business written by RenaissanceRe Syndicate 1458 (“Syndicate 1458”), RenaissanceRe’s Lloyd’s syndicate. The stated amount of the outstanding Funds at Lloyd’s letter of credit is $225.0 million. Renaissance Reinsurance may request that the outstanding letter of credit be amended to increase the stated amount or that a new letter of credit denominated in U.S. dollars be issued, in an aggregate amount for all such increases or issuances not to exceed $140.0 million. The facility terminates four years from the date of notice from the lenders to the beneficiary of the letter of credit, unless extended.
Generally, Renaissance Reinsurance is not required to post any collateral for letters of credit issued pursuant to this facility. However, following the occurrence of a partial collateralization event or a full collateralization event, as provided in the agreement, Renaissance Reinsurance is required to pledge eligible securities with a collateral value of at least 60% or 100%, respectively, of the aggregate amount of its then-outstanding letters of credit. The latest date upon which Renaissance Reinsurance will become obligated to collateralize the facility at 100% is December 31, 2024.
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
At December 31, 2023, the face amount of the outstanding letter of credit issued under the FAL facility was $225.0 million.

Medici
RenaissanceRe Medici Fund Ltd. (“Medici”) and RenaissanceRe Fund Management Ltd. (“RFM”) are parties to a revolving credit facility pursuant to which National Australia Bank Limited provides for a revolving commitment to Medici of $75.0 million. The obligations of Medici and RFM under this facility are not guaranteed by RenaissanceRe.
At December 31, 2023, the face amount of the outstanding revolving credit facility was $75.0 million. Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Top Layer
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

At December 31,	2023	2022
Redeemable noncontrolling interest - DaVinci	$2,541,482	$1,740,300
Redeemable noncontrolling interest - Medici	1,650,229	1,036,218
Redeemable noncontrolling interest - Vermeer	1,555,297	1,490,840
Redeemable noncontrolling interest - Fontana	353,823	268,031
Redeemable noncontrolling interests	$6,100,831	$4,535,389

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

Year ended December 31,	2023	2022	2021
Redeemable noncontrolling interest - DaVinci	$545,812	$(65,514)	$(102,932)
Redeemable noncontrolling interest - Medici	239,250	(70,504)	1,492
Redeemable noncontrolling interest - Vermeer	239,457	43,058	38,155
Redeemable noncontrolling interest - Fontana	34,476	(5,653)	—
Net income (loss) attributable to redeemable noncontrolling interests	$1,058,995	$(98,613)	$(63,285)

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe to principally write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance. RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 27.8% at December 31, 2023 (2022 - 30.9%).
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
2023
During 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $123.3 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 27.8%.
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinci subsequent to December 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2023, RenaissanceRe received $300.0 million subscriptions of shares in DaVinci by third-party investors, and paid $123.3 million as a result of redemptions of shares from third-party investors.
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
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

Year ended December 31,	2023	2022
Beginning balance	$1,740,300	$1,499,451
Redemption of shares from redeemable noncontrolling interests	(123,272)	(161,570)
Sale of shares to redeemable noncontrolling interests, net of adjustments	378,642	467,933
Net income (loss) attributable to redeemable noncontrolling interest	545,812	(65,514)
Ending balance	$2,541,482	$1,740,300

Redeemable Noncontrolling Interest - Medici
Medici is an exempted company, incorporated in Bermuda and registered as an institutional fund. Medici invests, primarily on behalf of third-party investors, in various instruments that have returns primarily tied to property catastrophe risk. RenaissanceRe owns a noncontrolling economic interest in Medici; however, because RenaissanceRe controls all of Medici’s issued voting shares, the Company consolidates Medici and all significant intercompany transactions have been eliminated. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici.

2023
During 2023, investors subscribed for $527.3 million, including $45.2 million from the Company, and redeemed $117.5 million, including $10.0 million from the Company, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.7% at December 31, 2023.
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to December 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2023, RenaissanceRe received $531.4 million from subscriptions of shares in Medici by third-party investors, and paid $102.2 million as a result of redemptions of shares from third-party investors.
2022
During 2022, third-party investors subscribed for $350.1 million and redeemed $100.2 million of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 12.8%, at December 31, 2022.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2022, RenaissanceRe received $302.1 million from subscriptions of shares in Medici by third-party investors, and paid $103.6 million as a result of redemptions of shares from third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

Year ended December 31,	2023	2022
Beginning balance	$1,036,218	$856,820
Redemption of shares from redeemable noncontrolling interests	(107,549)	(100,234)
Sale of shares to redeemable noncontrolling interests	482,310	350,136
Net income (loss) attributable to redeemable noncontrolling interest	239,250	(70,504)
Ending balance	$1,650,229	$1,036,218

Redeemable Noncontrolling Interest – Vermeer
Vermeer is a managed joint venture formed by RenaissanceRe to provide capacity focused on risk remote layers in the U.S. property catastrophe market. RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statement of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2023
During 2023, PFZW redeemed $175.0 million of the participating, non-voting common shares of Vermeer.
Refer to “Note 21. Subsequent Events” for additional information related to capital transactions in Vermeer subsequent to December 31, 2023.
2022
During 2022, PFZW subscribed for $250.0 million of the participating, non-voting common shares of Vermeer, which was received in full prior to December 31, 2022.

The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

Year ended December 31,	2023	2022
Beginning balance	$1,490,840	$1,197,782
Redemption of shares from redeemable noncontrolling interest	(175,000)	—
Sale of shares to redeemable noncontrolling interest	—	250,000
Net income (loss) attributable to redeemable noncontrolling interest	239,457	43,058
Ending balance	$1,555,297	$1,490,840

Redeemable Noncontrolling Interest – Fontana
Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to assume casualty and specialty risks in line with the Company’s book of business. RenaissanceRe owns a noncontrolling economic interest in Fontana and controls a majority of Fontana’s issued voting shares. The Company concluded that Fontana meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Fontana and concluded it is the primary beneficiary of Fontana, as it has power over the activities that most significantly impact the economic performance of Fontana. As a result, the Company consolidates Fontana and all significant inter-company transactions have been eliminated. The portion of Fontana’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company may be obligated to repurchase all or a portion of the shares held by shareholders of Fontana upon request, subject to certain restrictions. The Company has not provided any financial or other support to Fontana that it was not contractually required to provide.
2023
During 2023, investors subscribed for $75.0 million of the non-voting shares of Fontana, including $23.7 million from the Company. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana remained at 31.6% at December 31, 2023.
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Fontana subsequent to December 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2023, RenaissanceRe received $151.3 million from subscriptions of shares in Fontana by third-party investors.
2022
During 2022, the Company launched Fontana with capital commitments of $475.0 million, of which $400.0 million was funded on April 1, 2022. Of this amount, $273.7 million was funded by third-party investors and was received in full prior to December 31, 2022. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana was 31.6% at December 31, 2022.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

Year ended December 31,	2023	2022
Beginning balance	$268,031	$—
Sale of shares to redeemable noncontrolling interest	51,316	273,684
Net income (loss) attributable to redeemable noncontrolling interest	34,476	(5,653)
Ending balance	$353,823	$268,031

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO Re Ltd. (“Upsilon RFO”) is an exempted company incorporated in Bermuda and registered as a segregated accounts company and as a collateralized insurer, Upsilon RFO currently has four segregated accounts (Upsilon RFO Diversified I, II, III and IV). RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of three of the existing segregated accounts of Upsilon RFO (Upsilon RFO Diversified I, II and III) and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance.
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO Diversified I, II and III as it has the power over the activities that most significantly impact the economic performance of those segregated accounts and has the obligation to absorb expected losses and the right to receive expected benefits that could be significant to those segregated accounts, in accordance with the accounting guidance. As a result, the Company consolidates Upsilon RFO Diversified I, II and III and all significant inter-company transactions have been eliminated.
The Company has determined that is not the primary beneficiary of Upsilon RFO Diversified IV, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to that segregated account, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon RFO Diversified IV. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon RFO Diversified IV. In addition, the Company expects its absolute and relative ownership in Upsilon RFO Diversified IV to remain minimal.
Other than its equity investments in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2023
During 2023 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $988.5 million of capital to investors of Upsilon RFO Diversified I, II and III, including $125.5 million to the Company. Also during 2023, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors of Upsilon RFO Diversified I, II and III, including $10.2 million to the Company, and $81.4 million of non-voting preference shares to external investors of Upsilon RFO Diversified IV. At December 31, 2023, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 14.3%.
At December 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $2.4 billion and $2.4 billion, respectively (2022 - $3.7 billion and $3.7 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $74.2 million (2022 - $165.3 million) is attributable to the Company, and $500.0 million (2022 - $1.2 billion) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $88.3 million is attributable to third-party investors.

2022
During 2022, $89.0 million of Upsilon RFO non-voting preference shares were issued to existing investors, including $10.0 million to the Company. In addition, during 2022 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $508.9 million of capital to its investors, including $83.1 million to the Company. At December 31, 2022, the Company's participation in the risks assumed by Upsilon RFO was 12.7%.
Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of RenaissanceRe Upsilon Fund Ltd., (“Upsilon Fund”), an exempted company incorporated in Bermuda and registered as a segregated accounts company and a Class A Professional Fund, and provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investments in Upsilon RFO and Medici. The Company concluded that Upsilon Diversified meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Upsilon Diversified and concluded it is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon Diversified, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company in accordance with accounting guidance, and accordingly, is required to account for all of its investments, including its investments in Upsilon RFO and Medici, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2023
During 2023 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $844.1 million of capital to investors, including $1.2 million to the Company. In addition, during 2023, Upsilon Diversified issued $30.0 million of non-voting preference shares to existing investors, including $0.1 million to the Company. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.8 million at December 31, 2023 (2022 - $1.9 million). At December 31, 2023, the total assets and total liabilities of Upsilon Diversified were $600.8 million and $108.0 million, respectively (2022 - $1.2 billion and $32.1 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $503.1 million at December 31, 2023 (2022 - $1.2 billion).
2022
During 2022 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $143.5 million of capital to investors, including $Nil to the Company. Also during 2022, Upsilon Diversified issued $82.5 million of non-voting preference shares to existing investors, including $Nil to the Company.
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
2023
During 2023, NOC1 issued $161.5 million of non-voting preference shares to existing investors, including $1.6 million to the Company. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.7 million at December 31, 2023. At December 31, 2023, the total assets and total liabilities of NOC1 were $196.5 million and $22.8 million, respectively.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 10. Noncontrolling Interests” for additional information regarding Vermeer.
At December 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.7 billion and $102.7 million, respectively (2022 - $1.6 billion and $144.9 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.6 billion at December 31, 2023 (2022 - $1.5 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 10. Noncontrolling Interests” for additional information regarding Fontana.
At December 31, 2023, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $1.5 billion and $968.5 million, respectively (2022 - $711.0 million and $319.2 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $353.8 million at December 31, 2023 (2022 - $268.0 million).

Mona Lisa Re Ltd.
Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled special purpose insurer (“SPI”), provides reinsurance capacity to subsidiaries of RenaissanceRe through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors and the Company.
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

Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $32.8 million and $8.2 million, respectively, during 2023 (2022 - $39.6 million and $9.9 million, respectively, 2021 - $39.5 million and $9.9 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $32.8 million and $8.2 million, respectively, during 2023 (2022 - $39.4 million and $9.8 million, respectively, 2021 - $32.5 million and $8.1 million, respectively).
Effective June 29, 2021, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a total principal amount of $250.0 million. Effective January 10, 2020, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $250.0 million and $150.0 million. At December 31, 2023, the total assets and total liabilities of Mona Lisa Re were $436.9 million and $436.9 million, respectively (2022 - $654.8 million and $654.8 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $2.2 million at December 31, 2023 (2022 - $5.7 million).

Tailwind Re Ltd.
Tailwind Re Ltd. (“Tailwind Re”), a Bermuda domiciled SPI provides reinsurance capacity to Validus through reinsurance agreements which are collateralized and funded by Tailwind Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors and the Company.
Upon issuance of a series of notes by Tailwind Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Validus underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
The Company concluded that Tailwind Re meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company evaluated its relationship with Tailwind Re and concluded it is not the primary beneficiary of Tailwind Re as it does not have the power over the activities that most significantly impact the economic performance of Tailwind Re, in accordance with the accounting guidance. As a result, the financial position and results of operations of Tailwind Re are not consolidated by the Company.
The only transactions related to Tailwind Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Validus, which are accounted for as prospective reinsurance under FASB ASC Topic Financial Services - Insurance, and the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Tailwind Re, the Company has not provided financial or other support to Tailwind Re that it was not contractually required to provide.
Validus has entered into ceded reinsurance contracts with Tailwind Re with ceded premiums written of $Nil during 2023. In addition, Validus recognized ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $6.5 million during 2023. At December 31, 2023, the total assets and total liabilities of Tailwind Re were $417.1 million and $417.1 million, respectively.
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Tailwind Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Tailwind Re was $0.8 million at December 31, 2023.

AlphaCat
In connection with the Validus Acquisition, the Company acquired AlphaCat Managers Ltd. (“AlphaCat Managers”), which manages third-party capital in various forms, including through closed-end and open-end Bermuda mutual funds and one managed account (collectively, the “AlphaCat Funds”), which currently generates fee income. The AlphaCat Funds are primarily funded by third-party capital investors and controlled by external boards unaffiliated with the Company. The AlphaCat Funds are invested in various risk-linked instruments through variable funding notes issued by AlphaCat Reinsurance Ltd. (“AlphaCat Re”), AlphaCat Master Fund Ltd. and OmegaCat Reinsurance Ltd. (“OmegaCat Re”), which give investors access to a range of property catastrophe risks. Prior to the Validus Acquisition, substantially all of the AlphaCat Funds had received full redemption requests from their investors and capital was being released accordingly, subject to certain constraints. The Company expects to run off the business over a period of time.
The Company concluded that the AlphaCat Funds, AlphaCat Re and OmegaCat Re meet the definition of VIEs as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns.
The Company evaluated its relationship with the AlphaCat Funds, AlphaCat Re and OmegaCat Re and concluded it is not the primary beneficiary as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to the AlphaCat Funds, AlphaCat Re and OmegaCat Re, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of the AlphaCat Funds, AlphaCat Re and OmegaCat Re. The Company has not provided financial or other support to the AlphaCat Funds, AlphaCat Re and OmegaCat Re that it was not contractually required to provide. The total assets of the AlphaCat Funds, AlphaCat Re and OmegaCat Re principally reflect their investments in OmegaCat Re and AlphaCat Re.
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $4.4 million at December 31, 2023. At December 31, 2023, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $5.0 billion and $2.4 billion, respectively.
Langhorne
The Company and Reinsurance Group of America formed Langhorne, an initiative to source third-party capital to support reinsurers targeting large in-force life and annuity blocks. Langhorne’s capital commitment period expired at the end of December 2022. During the first quarter of 2023, the reinsurance entities of Langhorne Holdings were sold or dissolved, and all capital of Langhorne Holdings was distributed, including $1.5 million to the Company. Langhorne Partners distributed all remaining capital in July 2023, including $0.8 million to the Company, and was dissolved during the fourth quarter of 2023, .
The Company concluded that Langhorne Holdings met the definition of a VIE as the voting rights were not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Langhorne Holdings and concluded it was not the primary beneficiary of Langhorne Holdings, as it did not have power over the activities that most significantly impact the economic performance of Langhorne Holdings. As a result, the Company did not consolidate the financial position or results of operations of Langhorne Holdings. The Company separately evaluated Langhorne Partners and concluded that it was not a VIE. The Company accounted for its investments in Langhorne Holdings and Langhorne Partners under the equity method of accounting, one quarter in arrears.
Other than its prior equity investment in Langhorne, the Company did not provide financial or other support to Langhorne that it was not contractually required to provide. As both Langhorne Holdings and Langhorne Partners were dissolved in 2023, the Company does not have any further contractual obligations with respect to Langhorne.
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

NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2023	2022	2021
(thousands of shares)
Beginning balance	43,718	44,445	50,811
Issuance of shares	8,568	—	—
Repurchase of shares	—	(1,051)	(6,579)
Exercise of options and issuance of restricted stock awards	408	324	213
Ending balance	52,694	43,718	44,445

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
On November 1, 2023, the Company issued 1,322,541 of its common shares to AIG pursuant to the Stock Purchase Agreement, as a part of the total consideration for the Validus Acquisition.
See “Note 3. Acquisition of Validus” for additional information regarding the Validus Acquisition.
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
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.38 per common share, payable to common shareholders of record on March 15, 2023, June 15, 2023, September 15, 2023 and December 15, 2023, and the Company paid the dividends on March 31, 2023, June 30, 2023, September 29, 2023 and December 29, 2023.
The Board approved the payment of quarterly dividends on each of the series of RenaissanceRe’s preference shares to preference shareholders of record in the amounts and on the quarterly record dates and dividend payment dates set forth in the prospectus supplement and Certificate of Designation for the applicable series of preference shares, unless and until further action is taken by the Board. The dividend payment dates for the preference shares will be the first day of March, June, September and December of each year (or if this date is not a business day, on the business day immediately following this date). The record dates for the preference share dividends are one day prior to the dividend payment dates.
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
During 2023, the Company paid $35.4 million in preference share dividends (2022 - $35.4 million, 2021 - $33.3 million) and $75.1 million in common share dividends (2022 - $64.7 million, 2021 - $67.8 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During 2023, the Company did not repurchase common shares. At December 31, 2023, $500.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2023	2022	2021
(common shares in thousands)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,525,757	$(1,096,578)	$(73,421)
Amount allocated to participating common shareholders (1)	(37,308)	(1,079)	(727)
Net income (loss) allocated to RenaissanceRe common shareholders	$2,488,449	$(1,097,657)	$(74,148)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	47,493	43,040	47,171
Per common share equivalents of non-vested shares (2)	114	—	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	47,607	43,040	47,171
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$52.40	$(25.50)	$(1.57)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$52.27	$(25.50)	$(1.57)

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
During 2023, the Company recorded $96.8 million (2022 - $82.0 million, 2021 - $69.8 million) of gross premiums written assumed from the Tower Hill Companies and its subsidiaries and affiliates. Gross premiums earned totaled $83.3 million (2022 - $80.0 million, 2021 - $63.0 million) and expenses incurred were $12.7 million (2022 - $15.8 million, 2021 - $11.3 million) for 2023. The Company had a net related outstanding receivable balance of $37.0 million as of December 31, 2023 (2022 - receivable of $19.1 million). During 2023, the Company recovered net claims and claim expenses of $9.8 million (2022 - assumed net claims and claim expenses of $68.6 million, 2021 - assumed net claims and claim expenses of $28.5 million) and, as of December 31, 2023, had a net reserve for claims and claim expenses of $50.2 million (2022 - $89.8 million).
In addition, the Company received distributions of $22.6 million from the Tower Hill Companies during 2023 (2022 - $10.5 million, 2021 - $15.0 million).
Top Layer
During 2023, the Company received distributions from Top Layer of $7.8 million (2022 - $8.7 million, 2021 - $9.3 million), and recorded a management fee of $3.4 million (2022 - $2.4 million, 2021 - $2.5 million). The management fee reimburses the Company for services it provides to Top Layer.

Broker Concentration
During 2023, the Company received 84.3% of its gross premiums written (2022 - 82.2%, 2021 - 78.0%) from three brokers. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher accounted for 36.1%, 33.2% and 15.0%, respectively, of the Company’s gross premiums written in 2023 (2022 - 35.4%, 33.3% and 13.5%, respectively).
On December 1, 2021, Arthur J. Gallagher completed its acquisition of Willis Re, a subsidiary of Willis Towers Watson Public Limited Company. The percentage of gross premiums written for Arthur J. Gallagher in 2021 includes gross premiums written which were generated through Willis Re, a subsidiary of Willis Towers Watson Public Limited Company. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company accounted 35.8%, 30.0% and 12.2%, respectively, of gross premiums written in 2021.

NOTE 15. TAXATION
Currently, RenaissanceRe and its Bermuda subsidiaries are not subject to any income or capital gains taxes in Bermuda. A 15% corporate income tax is expected to apply to our Bermuda operations, except the Bermuda operations of our joint ventures and managed funds, starting in 2025 as a result of the enactment of the Bermuda Corporate Income Tax Act 2023 on December 27, 2023. The tax legislation includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime with respect to which the Company has recorded a deferred tax asset. The legislation also requires the Company to reverse certain transaction related purchase accounting adjustments in determining its taxable income, resulting in the recording of a deferred tax liability. The Company recorded a net deferred tax asset in the fourth quarter of 2023 of $593.8 million which it expects to utilize to reduce taxes paid predominantly over a 10-year period. The Company expects to incur increased taxes in Bermuda beginning in 2025.
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should the U.S. subsidiaries pay a dividend to RenaissanceRe, withholding taxes would apply to the extent of current year or accumulated earnings and profits at an expected tax rate of 5.0%. The Company has not accrued withholding taxes on the unremitted earnings of RenaissanceRe Finance to date as there is no intention to remit such earnings. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute. The Company also has operations in Ireland, the U.K., Singapore, Switzerland, Luxembourg, Canada and Australia which are subject to income taxes imposed by the respective jurisdictions in which they operate. Withholding taxes would not be expected to apply to dividends paid to RenaissanceRe from its operations in Ireland, the U.K., Singapore, Switzerland, Luxembourg, and Australia.
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2023	2022	2021
Domestic
Bermuda	$2,622,066	$(672,950)	$156,031
Foreign
Singapore	64,003	112	4,420
Ireland	1,730	6	101
U.S.	308,768	(367,799)	(92,335)
Australia	7,570	(29,214)	7,148
Switzerland	(22,016)	(72,773)	(106,249)
Luxembourg	(16)	—	—
Canada	2,040	—	—
U.K.	125,915	(76,217)	(83,224)
Income (loss) before taxes	$3,110,060	$(1,218,835)	$(114,108)

Income tax (expense) benefit is comprised as follows:

Year ended December 31, 2023	Current	Deferred	Total
Total income tax (expense) benefit	$(57,422)	$567,489	$510,067
Year ended December 31, 2022
Total income tax (expense) benefit	$(3,078)	$62,097	$59,019
Year ended December 31, 2021
Total income tax (expense) benefit	$(992)	$11,660	$10,668

The Company’s expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0% in Bermuda, 21.0% in the U.S., 12.5% in Ireland, 23.5% in the U.K., 17.0% in Singapore, 19.7% in Switzerland, 24.9% in Luxembourg, 15.0% in Canada and 30.0% in Australia have been used.
The Company’s effective income tax rate, which it calculates as income tax (expense) benefit divided by net income or loss before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax net income (loss) in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax net income (loss) can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, the size and the nature of net claims and claim expenses incurred; the amount and geographic location of operating expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, which does not currently have a corporate income tax, including the majority of the Company’s catastrophe business, which can result in significant volatility to its pre-tax net income in any given period.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2023	2022	2021
Expected income tax benefit (expense)	$(103,963)	$114,721	$53,093
Nondeductible expenses	(535)	(508)	(334)
Reinsurance adjustment	4,746	(1,265)	(4,604)
Effect of change in tax rate	(729)	7,461	14,904
Transfer pricing	—	—	224
GAAP to statutory accounting difference	(1,781)	(6,019)	—
U.S. base erosion and anti-abuse tax	—	—	(1,725)
Withholding tax	(1,078)	(2,154)	(1,013)
Recognition of Bermuda net deferred tax asset	593,765	—	—
Change in valuation allowance	45,192	(62,133)	(42,819)
Foreign branch adjustments	(25,908)	11,656	(5,491)
Other	358	(2,740)	(1,567)
Income tax benefit (expense)	$510,067	$59,019	$10,668

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2023	2022
Deferred tax assets
Tax loss and credit carryforwards	$197,498	$185,741
Unearned premiums	68,408	46,579
Reserve for claims and claim expenses	95,685	39,536
Deferred finance charges	19,442	19,309
Deferred underwriting results	9,373	10,481
Accrued expenses	2,849	2,233
Investments	37,044	71,747
Amortization and depreciation	16,386	11,533
Value of in-force business	167,599	—
Intangible assets	408,654	—
	1,022,938	387,159
Deferred tax liabilities
VOBA	(46,109)	—
Deferred acquisition expenses	(112,157)	(66,536)
Intangible assets	—	(3,830)
	(158,266)	(70,366)
Net deferred tax asset (liability) before valuation allowance	864,672	316,793
Valuation allowance	(213,277)	(193,640)
Net deferred tax asset (liability)	$651,395	$123,153

A substantial amount of the Company’s net deferred tax asset is separately reflected as an asset in the consolidated balance sheets with the remaining net deferred tax liability recorded in other liabilities.
The Company’s net deferred tax asset primarily relates to net operating loss and capital loss carryforwards, unrealized losses in the U.S. investment portfolio, and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, value of in-force business, intangible assets, VOBA, deferred acquisition expenses and amortization and depreciation. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. During 2023, the Company recorded a net increase to the valuation allowance of $19.6 million (2022 – increase of $62.1 million, 2021 – increase of $42.8 million).
A valuation allowance has been provided against certain deferred tax assets in the U.S., Ireland, the U.K., Luxembourg, Singapore and Switzerland. These deferred tax assets relate primarily to net operating loss carryforwards, deferred finance charges and unrealized losses in the U.S. investment portfolio.
In the U.S. and Switzerland, the Company has net operating loss carryforwards of $167.0 million and $570.9 million respectively. Under applicable law, the U.S and Swiss net operating loss carryforwards will begin to expire in 2037 and 2024 respectively. The Company has net operating loss carryforwards of $185.6 million in the U.K., $5.6 million in Singapore, $7.8 million in Ireland, and $155.7 million in Luxembourg. Under applicable law, the U.K., Singapore, Ireland and Luxembourg net operating losses can be carried forward for an indefinite period. The Company has capital loss carryforwards of $105.7 million in the U.S. that begin to expire in 2027.The Company has unrealized losses in the US investment portfolio of $186.2 million. These unrealized investment losses do not expire. However, if realized, these losses may only offset realized capital gains and would expire, if unused, at the end of the fifth taxable year following their realization.
The Company made net payments for U.S. federal and state, Ireland, U.K., Singapore, Switzerland and Australia income taxes of $26.8 million for the year ended 2023 (2022 – net payments of $3.1 million, 2021 – net refunds of $4.3 million).
The Company had no unrecognized tax benefits at December 31, 2023 and December 31, 2022. Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2023 and December 31, 2022, there was no interest or penalties accrued on unrecognized tax benefits. The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2022 with the U.S.; 2019 through 2022 with Ireland; 2021 through 2022 with the U.K.; 2019 through 2022 with Singapore; 2019 through 2022 with Switzerland; 2019 through 2022 with Australia; 2019 through 2022 with Canada; and 2018 through 2022 with Luxembourg. The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,562,414	$5,299,952	$—	$8,862,366
Net premiums written	$2,967,309	$4,500,504	$—	$7,467,813
Net premiums earned	$3,090,792	$4,380,341	$—	$7,471,133
Net claims and claim expenses incurred	799,905	2,773,604	—	3,573,509
Acquisition expenses	600,127	1,274,907	—	1,875,034
Operational expenses	251,433	123,749	—	375,182
Underwriting income (loss)	$1,439,327	$208,081	$—	1,647,408
Net investment income			1,253,110	1,253,110
Net foreign exchange gains (losses)			(41,479)	(41,479)
Equity in earnings of other ventures			43,474	43,474
Other income (loss)			(6,152)	(6,152)
Net realized and unrealized gains (losses) on investments			414,522	414,522
Corporate expenses			(127,642)	(127,642)
Interest expense			(73,181)	(73,181)
Income (loss) before taxes and redeemable noncontrolling interests				3,110,060
Income tax benefit (expense)			510,067	510,067
Net (income) loss attributable to redeemable noncontrolling interests			(1,058,995)	(1,058,995)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,525,757

Net claims and claim expenses incurred – current accident year	$1,208,810	$2,815,306	$—	$4,024,116
Net claims and claim expenses incurred – prior accident years	(408,905)	(41,702)	—	(450,607)
Net claims and claim expenses incurred – total	$799,905	$2,773,604	$—	$3,573,509

Net claims and claim expense ratio – current accident year	39.1%	64.3%		53.9%
Net claims and claim expense ratio – prior accident years	(13.2)%	(1.0)%		(6.1)%
Net claims and claim expense ratio – calendar year	25.9%	63.3%		47.8%
Underwriting expense ratio	27.5%	31.9%		30.1%
Combined ratio	53.4%	95.2%		77.9%

Year ended December 31, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,734,241	$5,479,299	$—	$9,213,540
Net premiums written	$2,847,659	$4,348,501	$—	$7,196,160
Net premiums earned	$2,770,227	$3,563,762	$—	$6,333,989
Net claims and claim expenses incurred	2,044,771	2,294,069	—	4,338,840
Acquisition expenses	547,210	1,021,396	—	1,568,606
Operational expenses	194,355	82,336	—	276,691
Underwriting income (loss)	$(16,109)	$165,961	$—	149,852
Net investment income			559,932	559,932
Net foreign exchange gains (losses)			(56,909)	(56,909)
Equity in earnings of other ventures			11,249	11,249
Other income (loss)			12,636	12,636
Net realized and unrealized gains (losses) on investments			(1,800,485)	(1,800,485)
Corporate expenses			(46,775)	(46,775)
Interest expense			(48,335)	(48,335)
Income (loss) before taxes and redeemable noncontrolling interests				(1,218,835)
Income tax benefit (expense)			59,019	59,019
Net (income) loss attributable to redeemable noncontrolling interests			98,613	98,613
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(1,096,578)

Net claims and claim expenses incurred – current accident year	$2,250,512	$2,335,910	$—	$4,586,422
Net claims and claim expenses incurred – prior accident years	(205,741)	(41,841)	—	(247,582)
Net claims and claim expenses incurred – total	$2,044,771	$2,294,069	$—	$4,338,840

Net claims and claim expense ratio – current accident year	81.2%	65.5%		72.4%
Net claims and claim expense ratio – prior accident years	(7.4)%	(1.1)%		(3.9)%
Net claims and claim expense ratio – calendar year	73.8%	64.4%		68.5%
Underwriting expense ratio	26.8%	30.9%		29.2%
Combined ratio	100.6%	95.3%		97.7%

Year ended December 31, 2021	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,958,724	$3,875,074	$—	$7,833,798
Net premiums written	$2,868,002	$3,071,373	$—	$5,939,375
Net premiums earned	$2,608,298	$2,585,883	$—	$5,194,181
Net claims and claim expenses incurred	2,163,016	1,713,071	—	3,876,087
Acquisition expenses	487,178	727,680	—	1,214,858
Operational expenses	143,608	68,576	—	212,184
Underwriting income (loss)	$(185,504)	$76,556	$—	(108,948)
Net investment income			319,479	319,479
Net foreign exchange gains (losses)			(41,006)	(41,006)
Equity in earnings of other ventures			12,309	12,309
Other income (loss)			10,880	10,880
Net realized and unrealized gains (losses) on investments			(218,134)	(218,134)
Corporate expenses			(41,152)	(41,152)
Interest expense			(47,536)	(47,536)
Income (loss) before taxes and redeemable noncontrolling interests				(114,108)
Income tax benefit (expense)			10,668	10,668
Net (income) loss attributable to redeemable noncontrolling interests			63,285	63,285
Dividends on preference shares			(33,266)	(33,266)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(73,421)

Net claims and claim expenses incurred – current accident year	$2,396,389	$1,729,168	$—	$4,125,557
Net claims and claim expenses incurred – prior accident years	(233,373)	(16,097)	—	(249,470)
Net claims and claim expenses incurred – total	$2,163,016	$1,713,071	$—	$3,876,087

Net claims and claim expense ratio – current accident year	91.9%	66.9%		79.4%
Net claims and claim expense ratio – prior accident years	(9.0)%	(0.7)%		(4.8)%
Net claims and claim expense ratio – calendar year	82.9%	66.2%		74.6%
Underwriting expense ratio	24.2%	30.8%		27.5%
Combined ratio	107.1%	97.0%		102.1%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

Year ended December 31,	2023	2022	2021
Property
U.S. and Caribbean	$2,303,013	$2,343,830	$2,257,088
Worldwide	798,623	1,053,369	1,188,737
Europe	163,500	62,998	253,678
Japan	85,823	104,767	114,981
Worldwide (excluding U.S.) (1)	70,646	37,436	34,742
Australia and New Zealand	70,107	86,080	69,188
Other	70,702	45,761	40,310
Total Property	3,562,414	3,734,241	3,958,724
Casualty and Specialty
U.S. and Caribbean	2,333,096	2,556,466	1,721,663
Worldwide	2,280,687	2,328,030	1,746,450
Europe	197,228	327,831	217,721
Worldwide (excluding U.S.) (1)	130,334	177,746	108,376
Australia and New Zealand	27,397	35,973	29,001
Other	331,210	53,253	51,863
Total Casualty and Specialty	5,299,952	5,479,299	3,875,074
Total gross premiums written	$8,862,366	$9,213,540	$7,833,798

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
In November 2016, the Company instituted a cash settled restricted stock unit (“CSRSU”) plan, the 2016 Restricted Stock Unit Plan, which allows for the issuance of equity awards in the form of CSRSUs. All outstanding awards made under the 2016 Restricted Stock Unit Plan vested no later than March 1, 2021.
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
Performance Share Awards Granted in March 2019
Performance share awards granted in March 2019 had a performance condition, which was the percentage change in the Company’s tangible book value per common share plus change in accumulated dividends, or, in the event of a change in control, a market condition, which was the Company’s total shareholder return relative to its peer group.
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
Performance Share Awards Granted to CEO in November 2023
On November 7, 2023, the Board of Directors granted performance-based restricted stock awards to the Company’s Chief Executive Officer. The performance condition is the average percentage change in the Company’s tangible book value per common share plus change in accumulated dividends over four years, commencing on January 1, 2023 and ending on December 31, 2026, or, in the event of a change in control, a market condition, which is the Company’s total shareholder return relative to its peer group. The performance conditions are calculated in accordance with the terms of the applicable award agreement.
Cash Settled Restricted Stock Units
CSRSUs are liability awards with fair value measurement based on the fair market value of the Company’s common shares at the end of each reporting period. CSRSUs granted periodically pursuant to the 2016 Restricted Stock Unit Plan generally vest ratably over 4 years.
Valuation Assumptions
Performance Share Awards Granted in March 2019
For performance share awards granted in March 2019, the performance metric related to the percentage change in tangible book value per share plus change in accumulated dividends which is classified as a performance condition under FASB ASC Topic Compensation - Stock Compensation. As a result, the fair value of the performance share awards was determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards was amortized as an expense over the requisite service period.
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
Cash Settled Restricted Stock Units
CSRSUs were revalued at the end of each quarterly reporting period based on the then fair market value of RenaissanceRe’s common shares. The total cost was adjusted each quarter for unvested CSRSUs to reflect the current share price, and this total cost was amortized as an expense over the requisite service period. The Company has elected to recognize forfeitures as they occurred rather than estimating service-based forfeitures over the requisite service period.
Summary of Stock Compensation Activity
Performance Share Awards

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	151,714	$140.96
Awards granted	55,876	162.61
Awards vested	(49,792)	130.73
Awards forfeited	(16,730)	—
Nonvested at December 31, 2021	141,068	$163.98
Awards granted	69,548	145.49
Awards vested	—	—
Awards forfeited	(19,352)	—
Nonvested at December 31, 2022	191,264	$159.07
Awards granted	160,796	211.18
Awards vested	(38,846)	170.40
Awards forfeited	(26,994)	—
Nonvested at December 31, 2023	286,220	$185.73

(1)     For performance share awards, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.

Restricted Stock Awards

	Employee Restricted Stock Awards		Non-Employee Director Restricted Stock Awards		Total Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	592,747	$143.14	20,660	$155.03	613,407	$143.54
Awards granted	252,625	167.92	10,452	162.61	263,077	167.71
Awards vested	(207,264)	142.52	(10,511)	147.72	(217,775)	142.77
Awards forfeited	(14,776)	158.97	—	—	(14,776)	158.97
Nonvested at December 31, 2021	623,332	$153.02	20,601	$162.60	643,933	$153.32
Awards granted	354,887	143.86	12,721	145.77	367,608	143.92
Awards vested	(242,628)	148.30	(12,307)	159.20	(254,935)	148.83
Awards forfeited	(22,795)	149.01	—	—	(22,795)	149.01
Nonvested at December 31, 2022	712,796	$150.19	21,015	$154.40	733,811	$150.31
Awards granted	378,994	199.24	9,064	215.79	388,058	199.65
Awards vested	(279,363)	151.15	(11,861)	161.56	(291,224)	151.57
Awards forfeited	(15,278)	—	—	—	(15,278)	—
Nonvested at December 31, 2023	797,149	$172.74	18,218	$180.70	815,367	$172.91

There were 1.0 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2023.
The aggregate fair value of restricted stock awards and performance share awards vested during 2023 was $70.0 million (2022 – $38.8 million, 2021 – $46.3 million). In connection with share vestings, there was a $1.7 million excess windfall tax benefit realized by the Company in 2023 (2022 – $0.1 million, 2021 – $0.2 million).
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2023 was $60.3 million (2022 – $45.2 million, 2021 – $40.0 million). As of December 31, 2023, there was $102.1 million of total unrecognized compensation cost related to restricted stock awards and $18.8 million related to performance share awards, which will be recognized on a weighted average basis during the next 1.9 and 2.3 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $9.5 million to its defined contribution pension plans in 2023 (2022 – $6.7 million, 2021 – $7.5 million).

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
The statutory capital and surplus and required minimum statutory capital and surplus of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Bermuda (1)		Switzerland (2)		U.K. (3)		U.S. (4)
At December 31,	2023	2022	2023	2022	2023	2022	2023	2022
Statutory capital and surplus	$12,629,170	$8,275,191	$2,644,998	$1,086,800	$935,776	$1,012,639	$1,034,603	$1,078,042
Required statutory capital and surplus	2,605,468	2,028,879	987,707	798,900	935,776	1,012,639	739,531	858,282

(1)Includes Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., Vermeer, Fontana and Validus Re (which was acquired in on November 1, 2023). The Company's primary Bermuda-domiciled insurance subsidiaries’ capital and surplus is based on the relevant insurer’s statutory financial statements and required statutory capital and surplus is based on the minimum solvency margin.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland (which was acquired on November 1, 2023) and its Bermuda branch. The statutory capital and surplus and required statutory capital and surplus incorporate a full year of statutory net profit (for Validus Switzerland, two months of consolidated results) and risk capital, respectively.
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
(4)Includes Renaissance Reinsurance U.S.
Statutory net income (loss) of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions are detailed below:

	Statutory Net Income (Loss)
	Bermuda (1)	Switzerland (2)	U.K. (3)	U.S. (4)
Year ended December 31, 2023	$2,904,049	$233,904	$158,258	$(17,268)
Year ended December 31, 2022	(700,666)	(237,003)	(24,573)	35,344
Year ended December 31, 2021	(89,267)	80,500	(46,352)	10,465

(1)Includes Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., Vermeer, Fontana and Validus Re (which was acquired in on November 1, 2023).
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland and its Bermuda branch (which was acquired on November 1, 2023).
(3)Includes Syndicate 1458.
(4)Includes Renaissance Reinsurance U.S.
The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements generally do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and Bermuda, deferred acquisition costs are generally not reflected in the statutory financial statements. In Switzerland, currency translation adjustment losses are directly charged to net income or loss, while translation gains are not admissible and reflected as translation reserve on the statutory balance sheet. In addition, fixed maturity investments are carried at the lower of amortized cost and market value and recognition of equalization reserves is allowed. The prudence principle standard also allows for valuating certain assets below their nominal value. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2023, 2022 and 2021.
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
Bermuda
RenaissanceRe Specialty U.S. and Vermeer are registered as Class 3B general business insurers, Fontana Reinsurance Ltd. and Fontana Reinsurance U.S. Ltd. are registered as Class 3A general business insurers, and Renaissance Reinsurance, Validus Re, and DaVinci Reinsurance are registered as Class 4 general business insurers under the Insurance Act 1978, amendments thereto and related regulations of Bermuda (collectively, the “Insurance Act”). Class 3A, Class 3B and Class 4 insurers are required to maintain available statutory economic capital and surplus at a level at least equal to their enhanced capital requirement (“ECR”) and may be adjusted if the BMA concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR. The BMA has established a target capital level which is set at 120% of the ECR. Unlike other (re)insurers, special purpose insurers and collateralized insurers are fully funded to meet their (re)insurance obligations. RREAG, Bermuda Branch, a Class 3B general business insurer, and Validus Switzerland, Bermuda Branch, a Class 4 general business insurer, have modified requirements, which are addressed under Switzerland, below.
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
Switzerland
The minimum capital requirement for a Swiss reinsurance company under the Insurance Supervisory Act for reinsurance license class C1 is CHF 10 million. Being Swiss domiciled reinsurance companies, RREAG and Validus Switzerland must further maintain adequate solvency and provide for sufficient free and unencumbered capital in relation to their entire activities in accordance with the Swiss Solvency Test. The solvency requirement is met if the available risk-bearing capital exceeds the required target capital. It is then assessed whether the identified available capital can meet the SST requirements and is sufficient to cover the company’s obligations in less favorable scenarios. RREAG maintains branch operations in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland maintains a branch operation in Bermuda, each in accordance with applicable local regulations, which may include statutory capital requirements.
RREAG and Validus Switzerland may only distribute dividends out of its retained earnings or distributable reserves based on the audited annual accounts of the company. Any distribution of dividends remains subject to the approval of FINMA (as a change of the regulatory business plan) if they have a bearing on the solvency of the reinsurer and/or the interests of the insured. The solvency and capital requirements must still be met following any distribution. At December 31, 2023, we believe RREAG and Validus Switzerland each exceeded the minimum solvency and capital requirements required to be maintained under Swiss law.
U.K.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the PRA. The amount of such deposit is calculated for each member through the completion of a quarterly capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The amount of FAL for Syndicate 1458 is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model.

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
Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. At December 31, 2023, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $103.5 million which can be paid in 2024. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the MIA. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the MIA. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
Multi-Beneficiary Reinsurance Trusts
Each of RenaissanceRe Reinsurance, DaVinci Reinsurance, Validus Re, and Validus Switzerland was approved as a Trusteed Reinsurer and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities. The MBRTs are subject to rules and regulations including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements.
The following table summarizes the assets held under trust and minimum amount required with respect to the MBRTs.

At December 31.	2023		2022
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$584,708	$381,497	$633,737	$511,421
DaVinci Reinsurance	174,352	114,203	255,628	200,075
Validus Re	625,100	529,149	756,926	624,273
Validus Switzerland	1,342,339	1,298,712	1,064,755	1,055,377

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
The following table summarizes the assets held under trust and minimum amount required with respect to the reduced collateral reinsurance trusts.

At December 31.	2023		2022
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$193,922	$129,380	$172,741	$146,120
DaVinci Reinsurance	215,560	125,184	211,036	174,743
RREAG	103,632	$75,380	106,538	98,312

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2023.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2023	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$13,162	$—	$13,162	Other assets	$—	$13,162
Foreign currency forward contracts (1)	16,827	—	16,827	Other assets	—	16,827
Foreign currency forward contracts (2)	10,448	—	10,448	Other assets	—	10,448
Credit default swaps	749	—	749	Other assets	—	749
Commodity options	3,538	—	3,538	Other assets	—	3,538
Total derivative instruments not designated as hedges	44,724	—	44,724		—	44,724
Total	$44,724	$—	$44,724		$—	$44,724

	Derivative Liabilities
At December 31, 2023	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$5,768	$—	$5,768	Other liabilities	$5,720	$48
Foreign currency forward contracts (1)	11,890	—	11,890	Other liabilities	—	11,890
Foreign currency forward contracts (2)	2,603	—	2,603	Other liabilities	—	2,603
Credit default swaps	1,248	—	1,248	Other liabilities	1,248	—
Commodity options	3,162	—	3,162	Other liabilities	—	3,162
Commodity futures	1,441	—	1,441	Other liabilities	—	1,441
Total derivative instruments not designated as hedges	26,112	—	26,112		6,968	19,144
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	3,879	—	3,879	Other liabilities	—	3,879
Total	$29,991	$—	$29,991		$6,968	$23,023

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Year ended December 31,		2023	2022	2021
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$3,877	$(86,863)	$(15,846)
Interest rate swaps	Net realized and unrealized gains (losses) on investments	—	—	(1,184)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(877)	(51,401)	(19,151)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(11,761)	21,689	(1,521)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(70,924)	(9,084)	3,479
Total return swaps (1)	Net realized and unrealized gains (losses) on investments	—	(6)	1,314
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(1,928)	(69,972)	—
Warrants	Net realized and unrealized gains (losses) on investments	—	632	—
Commodity options	Net realized and unrealized gains (losses) on investments	(4,553)	—	—
Commodity futures	Net realized and unrealized gains (losses) on investments	5,256	—	—
Total derivative instruments not designated as hedges		(80,910)	(195,005)	(32,909)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	205	6,466	(4,535)
Total		$(80,705)	$(188,539)	$(37,444)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At December 31, 2023, the Company had $5.9 billion of notional long positions and $2.7 billion of notional short positions of primarily U.S. treasury and Eurozone government bond futures contracts (2022 – $2.4 billion and $0.5 billion, respectively, of primarily U.S. treasury futures contracts).

Interest Rate Swaps
The fair value of interest rate swaps is determined using the relevant exchange traded price where available or a discounted cash flow model based on the terms of the contract and inputs, including, where applicable, observable yield curves. At December 31, 2023 and 2022, the Company held no interest rate swaps.
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2023, the Company had outstanding underwriting related foreign currency contracts of $805.2 million in notional long positions and $496.4 million in notional short positions, denominated in U.S. dollars (2022 – $861.7 million and $172.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2023, the Company had outstanding investment portfolio related foreign currency contracts of $420.7 million in notional long positions and $130.0 million in notional short positions, denominated in U.S. dollars (2022 – $225.6 million and $86.3 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default and recovery rates, reinsurance losses, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2023, the Company had outstanding credit default swaps of $1.5 billion in notional positions to hedge credit risk and $22.1 million in notional positions to assume credit risk, denominated in U.S. dollars (2022 – $953.4 million and $13.1 million, respectively).

Total Return Swaps
The fair value of the Company’s total return swaps is determined using broker-dealer bid quotations, market-based prices from pricing vendors or valuation models. At December 31, 2023 and December 31, 2022, the Company had no outstanding total return swaps.
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At December 31, 2023, the Company had no notional long position of equity futures, denominated in U.S. dollars (2022 - $116.0 million notional long position).
Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio of fixed maturity investments to manage its exposures in the insurance industry, and to assist in managing the market risk associated with ceded reinsurance. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At December 31, 2023, the Company had a $255.2 million notional long position of commodity futures, denominated in U.S. dollars (2022 - $nil notional long position).
Commodity Options
An option contract provides its owner the right, but not the obligation, to buy or sell specified amounts of a commodity at a contracted price during a specified period or on a specified date. The maximum risk of loss to the Company is the fair value of the contracts and the premiums paid to purchase its open options. The fair value of these derivatives is determined using market-based prices from pricing vendors. At December 31, 2023, the Company had $0.4 million of notional long positions and $nil of notional short positions of exchange traded commodity option contracts (2022 - $nil and $nil, respectively).
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
As of December 31, 2023 and 2022, this included an Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.

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

Year ended December 31,	2023	2022
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$59,664	$73,472
Derivative gains (losses) (1)	$205	$6,466

(1)Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity.

NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
Concentration of Credit Risk
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of the Company’s fixed-maturity and short-term investments exceeded 10% of shareholders’ equity at December 31, 2023. Refer to “Note 7. Reinsurance,” for information with respect to reinsurance recoverable.
Employment Agreements
The Board has authorized the execution of employment agreements between the Company and certain officers. These agreements provide for, among other things, severance payments under certain circumstances, as well as accelerated vesting of options and certain restricted stock grants, upon a change in control, as defined in the employment agreements and the Company’s stock incentive plan.
Letters of Credit and Other Commitments
At December 31, 2023, the Company’s banks have issued secured and unsecured letters of credit totaling $1.6 billion in favor of certain ceding companies. In connection with the Company’s Top Layer joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital and surplus below a specified level.
Refer to “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
Investment Commitments
The Company has committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $3.6 billion, of which $2.0 billion has been contributed at December 31, 2023. The Company’s remaining commitments to these investments at December 31, 2023 totaled $1.6 billion. These commitments do not have a defined contractual commitment date.
Indemnifications and Warranties
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.

Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2038 with a weighted average lease term of 6.9 years. Included in other assets and other liabilities at December 31, 2023 is a right-of-use asset of $72.9 million and a lease liability of $103.9 million, respectively, associated with the Company’s operating leases (2022 - $66.6 million and $67.1 million, respectively). During 2023, the Company recorded an operating lease expense of $12.8 million included in operating expenses (2022 - $8.8 million).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at December 31, 2023 is a right-of-use asset of $16.6 million and a lease liability of $21.5 million, respectively, associated with the Company’s finance leases (2022 - $17.1 million and $22.0 million, respectively). During 2023, the Company recorded interest expense of $2.2 million associated with its finance leases (2022 - $2.2 million) included in interest expense and amortization of its finance leases right-to-use asset of $0.5 million included in operating expenses (2022 - $0.5 million).
Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
2024	$14,798	$2,661
2025	14,061	2,661
2026	14,039	2,661
2027	14,036	2,661
2028	13,917	2,146
After 2028	62,963	1,534
Future minimum lease payments under existing leases	$133,814	$14,324

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

NOTE 21. SUBSEQUENT EVENTS
Effective January 1, 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $175.0 million of shares from third-party investors. At December 31, 2023, $300.0 million, representing the net amount received from investors other than the Company prior to December 31, 2023, is included in other liabilities on the Company's consolidated balance sheet, and also included in cash flows provided by financing activities on the Company's consolidated statements of cash flows for the year ended December 31, 2023. In 2024, DaVinci approved a distribution of capital of $250.0 million to its investors, including $69.4 million to the Company. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 23.9%.
Effective in January and February 2024, Medici issued an aggregate of $127.6 million of non-voting preference shares to investors, including $0.5 million to the Company, and redeemed an aggregate of $35.6 million of non-voting preference shares to investors, including $Nil to the Company. In January 2024, Medici declared a dividend of $18.4 million, all of which is payable to third-party investors. At December 31, 2023, $75.0 million, representing the amount received from investors other than the Company prior to December 31, 2023, is included in other liabilities on the Company’s consolidated balance sheet, and also included in cash flows provided by financing activities on the Company’s consolidated statements of cash flows for the year ended December 31, 2023. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 11.4% effective February 1, 2024.
Subsequent to December 31, 2023, Medici repaid in full the aggregate principal amount drawn under the Medici Revolving Credit Facility.
Effective January 1, 2024, Fontana completed an equity capital raise of $100.0 million, comprised of $50.0 million from third-party investors and $50.0 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $50.0 million of its shares in Fontana to third-party investors. The net impact of these transactions was no net investment in Fontana by the Company. At December 31, 2023, $100.0 million, representing the net amount received from investors other than the Company prior to December 31, 2023, is included in other liabilities on the Company's consolidated balance sheet, and also included in cash flows provided by financing activities on the Company's consolidated statements of cash flows for the year ended December 31, 2023. The Company’s noncontrolling economic ownership in Fontana subsequent to these transactions was 26.5%, effective January 1, 2024.
In January 2024, Vermeer declared a dividend of $175.0 million, all of which is payable to a third-party investor.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of RenaissanceRe Holdings Ltd.

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows of RenaissanceRe Holdings Ltd. and subsidiaries (the Company) for the year ended December 31, 2021, and have issued our report thereon dated February 4, 2022 included elsewhere in this Form 10-K. Our audit of the consolidated financial statements included the financial statement schedules listed in Item 15 of this Form 10-K (the “schedules”). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedules, based on our audit.
In our opinion, the schedules present fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young Ltd.
Hamilton, Bermuda
February 4, 2022

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2023
	Amortized Cost or Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of investment:
Fixed maturity investments trading
U.S. treasuries	$9,993,460	$10,060,203	$10,060,203
Corporate	6,540,091	6,499,075	6,499,075
Asset-backed	1,490,641	1,491,695	1,491,695
Residential mortgage-backed	1,421,470	1,420,362	1,420,362
Agencies	499,084	489,117	489,117
Non-U.S. government	484,654	483,576	483,576
Commercial mortgage-backed	443,050	433,080	433,080
Total fixed maturity investments trading	$20,872,450	20,877,108	20,877,108
Short term investments	4,603,340	4,604,079	4,604,079
Equity investments		106,766	106,766
Other investments
Catastrophe bonds		1,942,199	1,942,199
Fund investments		1,415,804	1,415,804
Term loans		97,658	97,658
Direct private equity investments		59,905	59,905
Total other investments		3,515,566	3,515,566
Investments in other ventures, under equity method		112,624	112,624
Total investments		$29,216,143	$29,216,143

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2023 AND 2022
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2023	2022
Assets
Fixed maturity investments trading, at fair value - amortized cost $0 at December 31, 2023 (2022 - $176,084)	$—	$175,842
Short term investments, at fair value - amortized cost $277,917 at December 31, 2023 (2022 - $61,747)	277,917	61,747
Total investments	277,917	237,589
Cash and cash equivalents	45,080	7,048
Investments in subsidiaries	9,632,226	4,477,418
Due from subsidiaries	52,816	6,575
Dividends due from subsidiaries	—	—
Accrued investment income	—	874
Receivable for investments sold	2,849	80,327
Other assets	660,818	898,553
Deferred tax asset	33,646	—
Goodwill and other intangible assets	101,509	104,718
Total assets	$10,806,861	$5,813,102
Liabilities and Shareholders’ Equity
Liabilities
Notes and bank loans payable	$1,136,260	$394,221
Due to subsidiaries	136,729	9,413
Payable for investments purchased	—	74,428
Other liabilities	78,915	9,766
Total liabilities	1,351,904	487,828
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2023 (2022 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 52,693,887 shares issued and outstanding at December 31, 2023 (2022 – 43,717,836)	52,694	43,718
Additional paid-in capital	2,144,459	475,647
Accumulated other comprehensive income (loss)	(14,211)	(15,462)
Retained earnings	6,522,015	4,071,371
Total shareholders’ equity	9,454,957	5,325,274
Total liabilities and shareholders’ equity	$10,806,861	$5,813,102

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2023	2022	2021
Revenues
Net investment income	$97,395	$46,966	$38,347
Net foreign exchange gains (losses)	1,129	(46,796)	(10,740)
Other loss	(907)	—	—
Net realized and unrealized gains (losses) on investments	(73,572)	(3,017)	6,212
Total revenues	24,045	(2,847)	33,819
Expenses
Interest expense	40,416	15,315	15,315
Operational expenses	32,066	14,818	12,043
Corporate expenses	98,493	39,614	35,946
Total expenses	170,975	69,747	63,304
Income (loss) before equity in net income of subsidiaries	(146,930)	(72,594)	(29,485)
Equity in net income (loss) of subsidiaries	2,708,061	(988,610)	(10,670)
Net income (loss)	2,561,131	(1,061,204)	(40,155)
Dividends on preference shares	(35,375)	(35,375)	(33,266)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,525,756	$(1,096,579)	$(73,421)

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2023	2022	2021
Comprehensive income (loss)
Net income (loss)	$2,561,131	$(1,061,204)	$(40,155)
Change in net unrealized gains (losses) on investments, net of tax	1,082	(4,923)	(2,492)
Foreign currency translation adjustments, net of tax	169	370	4,225
Comprehensive income (loss) attributable to RenaissanceRe	$2,562,382	$(1,065,757)	$(38,422)

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,561,131	$(1,061,204)	$(40,155)
Less: equity in net income of subsidiaries	(2,708,061)	988,610	10,670
	(146,930)	(72,594)	(29,485)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	$67,868	2,051	4,898
Other	$72,691	36,601	59,873
Net cash provided by (used in) operating activities	(6,371)	(33,942)	35,286
Cash flows provided by (used in) investing activities:
Proceeds from maturities and sales of fixed maturity investments trading	1,613,740	198,341	436,122
Purchases of fixed maturity investments trading	(1,505,160)	(375,804)	(421,323)
Net sales (purchases) of short term investments	(211,370)	(21,037)	78,904
Dividends and return of capital from subsidiaries	1,097,301	1,009,108	1,104,831
Contributions to subsidiaries	(169,204)	(349,336)	(351,548)
Due to (from) subsidiary	(7,088)	(178,470)	50,472
Due to (from) subsidiary for the purchase of Validus Specialty	(45,467)	—	—
Purchase of Validus Holdings and Talbot	(2,689,533)	—	—
Net cash provided by (used in) investing activities	(1,916,781)	282,802	897,458
Cash flows provided by (used in) financing activities:
Dividends paid – RenaissanceRe common shares	(75,112)	(64,675)	(67,828)
Dividends paid – preference shares	(35,375)	(35,396)	(32,889)
Issuance of debt, net of expenses	740,581	—	—
RenaissanceRe common share repurchases	—	(166,664)	(1,027,505)
RenaissanceRe common share issuance	1,351,608	—	—
Redemption of preference shares	—	—	(275,000)
Issuance of preference shares, net of expenses	—	—	488,653
Taxes paid on withholding shares	(20,518)	(10,911)	(12,171)
Net cash provided by (used in) financing activities	1,961,184	(277,646)	(926,740)
Effect of exchange rate changes on foreign currency cash	—	—	—
Net increase (decrease) in cash and cash equivalents	38,032	(28,786)	6,004
Cash and cash equivalents, beginning of year	7,048	35,834	29,830
Cash and cash equivalents, end of year	$45,080	$7,048	$35,834

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2023			Year ended December 31, 2023
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$274,288	$7,833,620	$1,158,294	$3,090,792	$—	$799,905	$600,127	$251,433	$2,967,309
Casualty and Specialty	1,477,149	12,653,249	4,977,841	4,380,341	—	2,773,604	1,274,907	123,749	4,500,504
Other	—	—	—	—	1,253,110	—	—	—	—
Total	$1,751,437	$20,486,869	$6,136,135	$7,471,133	$1,253,110	$3,573,509	$1,875,034	$375,182	$7,467,813

	December 31, 2022			Year ended December 31, 2022
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$202,999	$7,535,832	$1,002,149	$2,770,227	$—	$2,044,771	$547,210	$194,355	$2,847,659
Casualty and Specialty	968,739	8,356,741	3,556,958	3,563,762	—	2,294,069	1,021,396	82,336	4,348,501
Other	—	—	—	—	559,932	—	—	—	—
Total	$1,171,738	$15,892,573	$4,559,107	$6,333,989	$559,932	$4,338,840	$1,568,606	$276,691	$7,196,160

	December 31, 2021			Year ended December 31, 2021
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$195,423	$6,377,688	$931,938	$2,608,298	$—	$2,163,016	$487,178	$143,608	$2,868,002
Casualty and Specialty	653,737	6,916,942	2,599,275	2,585,883		1,713,071	727,680	68,576	3,071,373
Other	—	—	—	—	319,479	—	—	—	—
Total	$849,160	$13,294,630	$3,531,213	$5,194,181	$319,479	$3,876,087	$1,214,858	$212,184	$5,939,375

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2023
Property and liability premiums earned	$1,013,372	$1,614,432	$8,072,193	$7,471,133	108%
Year ended December 31, 2022
Property and liability premiums earned	$1,105,164	$1,850,807	$7,079,632	$6,333,989	112%
Year ended December 31, 2021
Property and liability premiums earned	$799,717	$1,863,350	$6,257,814	$5,194,181	120%

SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2023	$1,751,437	$20,486,869	$—	$6,136,135	$7,471,133	$1,253,110
Year ended December 31, 2022	$1,171,738	$15,892,573	$—	$4,559,107	$6,333,989	$559,932
Year ended December 31, 2021	$849,160	$13,294,630	$—	$3,531,213	$5,194,181	$319,479

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2023	$4,024,116	$(450,607)	$1,875,034	$2,995,678	$7,467,813
Year ended December 31, 2022	$4,586,422	$(247,582)	$1,568,606	$2,030,156	$7,196,160
Year ended December 31, 2021	$4,125,557	$(249,470)	$1,214,858	$2,224,102	$5,939,375