Form 10-Q
period 2024-03-31
RENAISSANCERE HOLDINGS LTD
filed 2024-05-01
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at April 26, 2024 was 52,879,038.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2024 Large Loss Events”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, and Item 1A of this Quarterly Report on Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $21,519,144 at March 31, 2024 (December 31, 2023 – $20,872,450)	$21,309,460	$20,877,108
Short term investments, at fair value - amortized cost $4,639,713 at March 31, 2024 (December 31, 2023 - $4,603,340)	4,639,165	4,604,079
Equity investments, at fair value	119,992	106,766
Other investments, at fair value	3,468,281	3,515,566
Investments in other ventures, under equity method	99,684	112,624
Total investments	29,636,582	29,216,143
Cash and cash equivalents	1,606,739	1,877,518
Premiums receivable	8,431,335	7,280,682
Prepaid reinsurance premiums	1,282,860	924,777
Reinsurance recoverable	4,993,680	5,344,286
Accrued investment income	196,893	205,713
Deferred acquisition costs and value of business acquired	1,822,163	1,751,437
Deferred tax asset	669,635	685,040
Receivable for investments sold	1,168,305	622,197
Other assets	377,268	323,960
Goodwill and other intangible assets	758,874	775,352
Total assets	$50,944,334	$49,007,105
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$20,369,610	$20,486,869
Unearned premiums	7,247,615	6,136,135
Debt	1,884,411	1,958,655
Reinsurance balances payable	3,353,834	3,186,174
Payable for investments purchased	1,427,932	661,611
Other liabilities	570,164	1,021,872
Total liabilities	34,853,566	33,451,316
Commitments and contingencies
Redeemable noncontrolling interests	6,297,983	6,100,831
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at March 31, 2024 (December 31, 2023 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 52,907,663 shares issued and outstanding at March 31, 2024 (December 31, 2023 – 52,693,887)	52,908	52,694
Additional paid-in capital	2,137,343	2,144,459
Accumulated other comprehensive income (loss)	(13,778)	(14,211)
Retained earnings	6,866,312	6,522,016
Total shareholders’ equity attributable to RenaissanceRe	9,792,785	9,454,958
Total liabilities, noncontrolling interests and shareholders’ equity	$50,944,334	$49,007,105

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2024 and 2023
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Revenues
Gross premiums written	$3,990,684	$2,790,261
Net premiums written	$3,199,573	$2,263,703
Decrease (increase) in unearned premiums	(755,663)	(583,153)
Net premiums earned	2,443,910	1,680,550
Net investment income	390,775	254,378
Net foreign exchange gains (losses)	(35,683)	(14,503)
Equity in earnings (losses) of other ventures	14,127	9,530
Other income (loss)	(50)	(4,306)
Net realized and unrealized gains (losses) on investments	(213,654)	279,451
Total revenues	2,599,425	2,205,100
Expenses
Net claims and claim expenses incurred	1,166,123	801,200
Acquisition expenses	630,921	432,257
Operational expenses	106,184	77,474
Corporate expenses	39,252	12,843
Interest expense	23,104	12,134
Total expenses	1,965,584	1,335,908
Income (loss) before taxes	633,841	869,192
Income tax benefit (expense)	(15,372)	(28,902)
Net income (loss)	618,469	840,290
Net (income) loss attributable to redeemable noncontrolling interests	(244,827)	(267,384)
Net income (loss) attributable to RenaissanceRe	373,642	572,906
Dividends on preference shares	(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$364,798	$564,062
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$6.96	$12.95
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.94	$12.91

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Comprehensive income (loss)
Net income (loss)	$618,469	$840,290
Change in net unrealized gains (losses) on investments, net of tax	349	918
Foreign currency translation adjustments, net of tax	84	(294)
Comprehensive income (loss)	618,902	840,914
Net (income) loss attributable to redeemable noncontrolling interests	(244,827)	(267,384)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(244,827)	(267,384)
Comprehensive income (loss) attributable to RenaissanceRe	$374,075	$573,530

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Preference shares
Beginning balance	$750,000	$750,000
Ending balance	750,000	750,000
Common shares
Beginning balance	52,694	43,718
Issuance of restricted stock awards	214	214
Ending balance	52,908	43,932
Additional paid-in capital
Beginning balance	2,144,459	475,647
Change in redeemable noncontrolling interests	(736)	(1,106)
Issuance of restricted stock awards	(6,380)	(6,918)
Ending balance	2,137,343	467,623
Accumulated other comprehensive income (loss)
Beginning balance	(14,211)	(15,462)
Change in net unrealized gains (loss) on investments, net of tax	349	918
Foreign currency translation adjustments, net of tax	84	(294)
Ending balance	(13,778)	(14,838)
Retained earnings
Beginning balance	6,522,016	4,071,371
Net income (loss)	618,469	840,290
Net (income) loss attributable to redeemable noncontrolling interests	(244,827)	(267,384)
Dividends on common shares	(20,502)	(16,615)
Dividends on preference shares	(8,844)	(8,844)
Ending balance	6,866,312	4,618,818
Total shareholders’ equity	$9,792,785	$5,865,535

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023
Cash flows provided by (used in) operating activities
Net income (loss)	$618,469	$840,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	16,028	(32,948)
Equity in undistributed (earnings) losses of other ventures	9,373	5,568
Net realized and unrealized (gains) losses on investments	155,848	(267,289)
Change in:
Premiums receivable	(1,150,653)	(794,230)
Prepaid reinsurance premiums	(358,083)	(109,419)
Reinsurance recoverable	350,606	4,254
Deferred acquisition costs and value of business acquired	(70,726)	(70,657)
Reserve for claims and claim expenses	(117,259)	104,253
Unearned premiums	1,111,480	691,535
Reinsurance balances payable	167,660	61,379
Other	(49,283)	2,972
Net cash provided by (used in) operating activities	683,460	435,708
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	6,892,412	5,019,879
Purchases of fixed maturity investments trading	(7,277,109)	(5,159,348)
Proceeds from sales of equity investments	8	105,676
Purchases of equity investments	(289)	(1,599)
Proceeds from sales of short term investments	7,423,756	6,766,410
Purchases of short term investments	(7,437,688)	(7,246,835)
Proceeds from sales of other investments	288,262	52,814
Purchases of other investments	(193,373)	(212,337)
Purchases of investments in other ventures	(643)	(11,250)
Return of investment from investment in other ventures	214	1,893
Net cash provided by (used in) investing activities	(304,450)	(684,697)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(20,501)	(16,615)
Dividends paid – preference shares	(8,844)	(8,950)
Repayment of debt	(75,000)	(30,000)
Subscriptions of third-party redeemable noncontrolling interest shares	71,242	253,390
Redemptions of third-party redeemable noncontrolling interest shares	(590,149)	(62,805)
Taxes paid on withholding shares	(21,323)	(18,729)
Net cash provided by (used in) financing activities	(644,575)	116,291
Effect of exchange rate changes on foreign currency cash	(5,214)	2,066
Net increase (decrease) in cash and cash equivalents	(270,779)	(130,632)
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,606,739	$1,063,707

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with RenaissanceRe’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“Form 10-K”). RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Through its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
These consolidated financial statements include the results of the Company, its subsidiaries, and all variable interest entities in which the Company is considered to be the primary beneficiary.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2023, except as described below.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	March 31, 2024	December 31, 2023
U.S. treasuries	$9,793,911	$10,060,203
Corporate (1)	7,064,030	6,499,075
Residential mortgage-backed	1,616,444	1,420,362
Asset-backed	1,428,513	1,491,695
Agencies	594,522	489,117
Non-U.S. government	495,426	483,576
Commercial mortgage-backed	316,614	433,080
Total fixed maturity investments trading	$21,309,460	$20,877,108

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$561,262	$556,795	$587,720	$582,519
Due after one through five years	11,305,216	11,229,683	11,439,510	11,468,263
Due after five through ten years	5,921,030	5,863,512	5,182,667	5,188,716
Due after ten years	320,954	297,899	307,392	292,473
Mortgage-backed	1,985,128	1,933,058	1,864,520	1,853,442
Asset-backed	1,425,554	1,428,513	1,490,641	1,491,695
Total	$21,519,144	$21,309,460	$20,872,450	$20,877,108

Equity Investments
The following table summarizes the fair value of equity investments:

	March 31, 2024	December 31, 2023
Financials	$119,657	$106,542
Consumer	148	212
Industrial, utilities and energy	105	—
Communications and technology	82	12
Total	$119,992	$106,766

Pledged Investments
At March 31, 2024, $10.1 billion (December 31, 2023 - $10.5 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.9 billion (December 31, 2023 - $2.9 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Reverse Repurchase Agreements
At March 31, 2024, the Company held $61.2 million (December 31, 2023 - $159.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Fixed maturity investments trading	$257,289	$155,500
Short term investments	46,791	32,950
Equity investments	560	3,399
Other investments
Catastrophe bonds	58,249	38,831
Other	17,925	24,571
Cash and cash equivalents	14,722	4,264
	395,536	259,515
Investment expenses	(4,761)	(5,137)
Net investment income	$390,775	$254,378

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended
	March 31, 2024	March 31, 2023
Net realized gains (losses) on fixed maturity investments trading	$9,796	$(104,765)
Net unrealized gains (losses) on fixed maturity investments trading	(211,996)	312,026
Net realized and unrealized gains (losses) on fixed maturity investments trading	(202,200)	207,261
Net realized and unrealized gains (losses) on investment-related derivatives(1)	(57,806)	12,162
Net realized gains (losses) on equity investments	—	(8,738)
Net unrealized gains (losses) on equity investments	13,097	39,151
Net realized and unrealized gains (losses) on equity investments	13,097	30,413
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	18,907	24,126
Net realized and unrealized gains (losses) on other investments - other	14,348	5,489
Net realized and unrealized gains (losses) on investments	$(213,654)	$279,451

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” for additional information.

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
Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3). The three levels of the fair value hierarchy are described below:
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$9,793,911	$9,793,911	$—	$—
Corporate (1)	7,064,030	—	7,064,030	—
Residential mortgage-backed	1,616,444	—	1,616,444	—
Asset-backed	1,428,513	—	1,428,513	—
Agencies	594,522	—	594,522	—
Non-U.S. government	495,426	—	495,426	—
Commercial mortgage-backed	316,614	—	316,614	—
Total fixed maturity investments trading	21,309,460	9,793,911	11,515,549	—
Short term investments	4,639,165	335,342	4,303,823	—
Equity investments	119,992	119,992	—	—
Other investments
Catastrophe bonds	1,828,155	—	1,828,155	—
Term loans	97,433	—	—	97,433
Direct private equity investments	59,964	—	—	59,964
	1,985,552	—	1,828,155	157,397
Fund investments (2)	1,482,729	—	—	—
Total other investments	3,468,281	—	1,828,155	157,397
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(517)	—	—	(517)
Derivative assets (4)	8,116	3,521	4,595	—
Derivative liabilities (4)	(10,603)	(1,719)	(8,884)	—
Total other assets and (liabilities)	(3,004)	1,802	(4,289)	(517)
	$29,533,894	$10,251,047	$17,643,238	$156,880

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
(3)Included in assumed and ceded (re)insurance contracts at March 31, 2024 was $1.3 million of other assets and $1.8 million of other liabilities.
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
U.S. Treasuries
Level 1 - At March 31, 2024, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AA (December 31, 2023 - 4.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At March 31, 2024, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.8% and a weighted average credit quality of BBB (December 31, 2023 - 5.7% and BBB, respectively).
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

Agencies
Level 2 - At March 31, 2024, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 5.0% and a weighted average credit quality of AA (December 31, 2023 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At March 31, 2024, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.7% and a weighted average credit quality of AA (December 31, 2023 - 4.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At March 31, 2024, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.3%, a weighted average credit quality of AA, and a weighted average life of 7.7 years (December 31, 2023 - 5.1%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At March 31, 2024, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 6.9%, a weighted average credit quality of AAA, and a weighted average life of 2.6 years (December 31, 2023 - 8.8%, AAA and 2.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At March 31, 2024, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 6.9%, a weighted average credit quality of AA and a weighted average life of 4.3 years (December 31, 2023 - 7.0%, AA and 3.9 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At March 31, 2024, the Company’s short term investments in U.S. treasuries are primarily priced by pricing services and had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AA (December 31, 2023 - 5.3% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At March 31, 2024, the Company’s other short term investments had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AAA (December 31, 2023 - 5.3% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
Equity Investments
Level 1 - The fair value of the Company’s portfolio of equity investments are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
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

At March 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$59,964	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,433	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,397
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(517)	Internal valuation model	Net undiscounted cash flows	$12,523
			Expected loss ratio	2.0%
			Discount rate	4.2%
Total other assets and (liabilities)	(517)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$156,880

At December 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$59,905	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,658	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(515)	Internal valuation model	Net undiscounted cash flows	$12,478
			Expected loss ratio	2.3%
			Discount rate	3.8%
Total other assets and (liabilities)	(515)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$157,048

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Included in net investment income	63	—	—	63
Included in net realized and unrealized gains (losses) on investments	—	—	—	—
Included in other income (loss)	—	—	(143)	(143)
Total foreign exchange gains (losses)	(4)	—	—	(4)
Purchases	—	—	141	141
Settlements	—	(225)	—	(225)
Balance - March 31, 2024	$59,964	$97,433	$(517)	$156,880

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	62	—	—	62
Included in net realized and unrealized gains (losses) on investments	709	—	—	709
Included in other income (loss)	—	—	1,020	1,020
Total foreign exchange gains (losses)	(19)	—	—	(19)
Purchases	—	—	(300)	(300)
Settlements		—	—	—
Balance - March 31, 2023	$67,532	$100,000	$(1,112)	$166,420

Other Investments
Direct Private Equity Investments
Level 3 - At March 31, 2024, the Company’s other investments included $60.0 million (December 31, 2023 - $59.9 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.

Term Loans
Level 3 - At March 31, 2024, the Company’s other investments included a $97.4 million (December 31, 2023 - $97.7 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate (“SOFR”), which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At March 31, 2024, the Company had a $0.5 million net liability (December 31, 2023 - $0.5 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2024 were debt obligations of $1.9 billion (December 31, 2023 - $2.0 billion). At March 31, 2024, the fair value of the Company’s debt obligations was $1.9 billion (December 31, 2023 – $1.9 billion).
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

The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for certain financial assets and financial liabilities at fair value using the guidance under FASB ASC Topic 825, Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Below is a summary of the balances the Company has elected to account for at fair value:

	March 31, 2024	December 31, 2023
Other investments	$3,468,281	$3,515,566
Other assets	$1,306	$2,227
Other liabilities	$1,823	$2,742

The change in fair value of other investments resulted in net unrealized gains on investments for the three months ended March 31, 2024 of $26.0 million (March 31, 2023 – net unrealized gains of $30.2 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$996,702	$934,483	See below	See below	See below
Private equity funds	486,027	630,992	See below	See below	See below
Total other investments measured using net asset valuations	$1,482,729	$1,565,475

At December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$982,016	$949,135	See below	See below	See below
Private equity funds	433,788	673,778	See below	See below	See below
Total other investments measured using net asset valuations	$1,415,804	$1,622,913

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At March 31, 2024	Carrying amount	Unfunded Commitments	Total
Other investments	$1,330,480	$1,480,461	$2,810,941

At December 31, 2023
Other investments	$1,251,799	$1,550,452	$2,802,251

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2024	March 31, 2023
Premiums Written
Direct	$320,657	$172,696
Assumed	3,670,027	2,617,565
Ceded	(791,111)	(526,558)
Net premiums written	$3,199,573	$2,263,703
Premiums Earned
Direct	$279,742	$254,019
Assumed	2,597,198	1,843,669
Ceded	(433,030)	(417,138)
Net premiums earned	$2,443,910	$1,680,550
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,159,623	$959,704
Claims and claim expenses recovered	6,500	(158,504)
Net claims and claim expenses incurred	$1,166,123	$801,200

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

At March 31, 2024, the Company’s premiums receivable balance was $8.4 billion (December 31, 2023 - $7.3 billion). Of the Company’s premiums receivable balance as of March 31, 2024, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $5.0 million at March 31, 2024 (December 31, 2023 - $3.5 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$3,514	$4,606
Provision for (release of) allowance	1,450	(1,235)
Ending balance	$4,964	$3,371

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At March 31, 2024, the Company’s reinsurance recoverable balance was $5.0 billion (December 31, 2023 - $5.3 billion). Of the Company’s reinsurance recoverable balance at March 31, 2024, 57.8% is fully collateralized by our reinsurers, 41.0% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2023 - 60.6%, 38.5% and 0.9%, respectively). The reinsurers with the three largest balances accounted for 15.5%, 13.3% and 9.0%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2024 (December 31, 2023 - 17.6%, 14.3% and 8.7%, respectively). The provision for current expected credit losses was $12.0 million at March 31, 2024 (December 31, 2023 - $13.3 million). The three largest company-specific components of the provision for current expected credit losses represented 14.1%, 10.5% and 5.8%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2024 (December 31, 2023 - 10.9%, 10.7% and 8.1%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$13,280	$12,169
Provision for (release of) allowance	(1,291)	(665)
Ending balance	$11,989	$11,504

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At March 31, 2024	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$2,280,896	$1,337,581	$3,584,236	$7,202,713
Casualty and Specialty	2,846,731	176,242	10,143,924	13,166,897
Total	$5,127,627	$1,513,823	$13,728,160	$20,369,610

At December 31, 2023
Property	$2,461,580	$1,459,010	$3,913,030	$7,833,620
Casualty and Specialty	2,801,016	203,560	9,648,673	12,653,249
Total	$5,262,596	$1,662,570	$13,561,703	$20,486,869

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Three months ended March 31,	2024	2023
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$15,142,583	$11,181,648
Net incurred related to:
Current year	1,263,204	905,952
Prior years	(97,081)	(104,752)
Total net incurred	1,166,123	801,200
Net paid related to:
Current year	40,657	26,969
Prior years	872,205	690,868
Total net paid	912,862	717,837
Foreign exchange and other (1)	(19,914)	25,144
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	15,375,930	11,290,155
Reinsurance recoverable as of end of period	4,993,680	4,706,671
Reserve for claims and claim expenses as of end of period	$20,369,610	$15,996,826

(1)    Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date, as well as deals accounted for under retroactive reinsurance accounting.
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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Three months ended March 31,	2024	2023
	(Favorable) adverse development	(Favorable) adverse development
Property	$(94,667)	$(81,693)
Casualty and Specialty	(2,414)	(23,059)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(97,081)	$(104,752)

Changes to prior year estimated net claims and claim expenses increased net income by $97.1 million during the three months ended March 31, 2024 (2023 - increased net income by $104.8 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other small catastrophe events and attritional loss movements:

Three months ended March 31,	2024
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events (1)	$1,569
2022 Weather-Related Large Losses (2)	(8,574)
2021 Weather-Related Large Losses (3)	(36,228)
2020 Weather-Related Large Loss Events (4)	(6,128)
2019 Large Loss Events (5)	(4,053)
2018 Large Loss Events (6)	(9,461)
2017 Large Loss Events (7)	(7,288)
Total large catastrophe events	(70,163)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(24,504)
Total small catastrophe events and attritional loss movements	(24,504)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(94,667)

(1)“2023 Large Loss Events” includes Hurricane Otis and Storm Ciaran in October and November 2023, the wildfires in Hawaii in August 2023 and Hurricane Idalia, a series of large, severe weather events in Texas and other southern and central U.S. states in June 2023, the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023, and certain aggregate loss contracts triggered during 2023.
(2)“2022 Weather-Related Large Losses” includes Hurricane Ian, the floods in Eastern Australia in February and March of 2022, Storm Eunice, the severe weather in France in May and June of 2022, Hurricane Fiona and the typhoons in Asia during the third quarter of 2022, Hurricane Nicole and Winter Storm Elliott during the fourth quarter of 2022, and loss estimates associated with certain aggregate loss contracts triggered during 2022 as a result of weather-related catastrophe events.
(3)“2021 Weather-Related Large Losses” includes Winter Storm Uri, the European Floods, Hurricane Ida, the hail storm in Europe in late June 2021, the wildfires in California during the third quarter of 2021, the tornadoes in the Central and Midwest U.S. in December 2021, the Midwest Derecho in December 2021, and losses associated with aggregate loss contracts.
(4)“2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(5)“2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
(6)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, the wildfires in California during the third and fourth quarters of 2018, Hurricane Michael and certain losses associated with aggregate loss contracts.
(7)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, the wildfires in California during the fourth quarter of 2017 and certain losses associated with aggregate loss contracts.
The net favorable development of prior accident years net claims and claim expenses was driven by better than expected loss emergence.
The net favorable development on other small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Three months ended March 31,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses	$(7,785)
2021 Weather-Related Large Losses	(32,333)
2020 Weather-Related Large Loss Events	6,535
2019 Large Loss Events	(15,369)
2018 Large Loss Events	(16,259)
2017 Large Loss Events	(11,486)
Other	90
Total large catastrophe events	(76,607)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(5,086)
Total small catastrophe events and attritional loss movements	(5,086)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(81,693)

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
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31,	2024	2023
	(Favorable) adverse development	(Favorable) adverse development
Actuarial methods - actual reported claims less than expected claims	$(2,414)	$(23,059)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(2,414)	$(23,059)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the three months ended March 31, 2024, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience within the Company’s other specialty and credit lines of business.
The net favorable development of prior accident years net claims and claim expenses in the three months ended March 31, 2023 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience within the Company’s other specialty and credit line of business.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2023, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At March 31, 2024, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.750% Senior Notes due 2033	$755,573	$741,359	$758,783	$741,124
3.600% Senior Notes due 2029	371,760	395,364	371,276	395,137
3.450% Senior Notes due 2027	282,288	298,393	283,350	298,270
3.700% Senior Notes due 2025	294,525	299,630	293,154	299,537
4.750% Senior Notes due 2025 (DaVinci) (1)	147,075	149,665	147,489	149,587
Total senior notes	1,851,221	1,884,411	1,854,052	1,883,655
Medici Revolving Credit Facility (2)	—	—	75,000	75,000
Total debt	$1,851,221	$1,884,411	$1,929,052	$1,958,655

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2024, no amounts were issued or drawn under this facility.
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At March 31, 2024	Issued or drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	498,399
Unsecured	702,864
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,426,263

(1)At March 31, 2024, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2024, no amounts were issued or drawn under this facility.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	March 31, 2024	December 31, 2023
Redeemable noncontrolling interest - DaVinci	$2,634,555	$2,541,482
Redeemable noncontrolling interest - Medici	1,778,763	1,650,229
Redeemable noncontrolling interest - Vermeer	1,433,268	1,555,297
Redeemable noncontrolling interest - Fontana	451,397	353,823
Redeemable noncontrolling interests	$6,297,983	$6,100,831

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2024	March 31, 2023
Redeemable noncontrolling interest - DaVinci	$148,013	$166,082
Redeemable noncontrolling interest - Vermeer	52,971	47,405
Redeemable noncontrolling interest - Medici	46,269	45,069
Redeemable noncontrolling interest - Fontana	(2,426)	8,828
Net income (loss) attributable to redeemable noncontrolling interests	$244,827	$267,384

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance. RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 23.9% at March 31, 2024 (December 31, 2023 - 27.8%).
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
2024
During the three months ended March 31, 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $175.0 million of shares from other third-party investors. In addition, DaVinci distributed $355.6 million to third-party investors and

$69.4 million to the Company, following strong earnings in 2023. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 23.9%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2024, RenaissanceRe received no subscriptions of shares in DaVinci by third-party investors, and paid $355.6 million as a result of redemptions of shares from and distributions to third-party investors.
2023
During the three months ended March 31, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $50.2 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 25.4%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$2,541,482	$1,740,300
Redemption of shares from redeemable noncontrolling interests	(355,702)	(50,175)
Sale of shares to redeemable noncontrolling interests, net of adjustments	300,762	378,334
Net income (loss) attributable to redeemable noncontrolling interest	148,013	166,082
Ending balance	$2,634,555	$2,234,541

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
2024
During the three months ended March 31, 2024, investors subscribed for $146.2 million, and redeemed $45.6 million, of the participating, non-voting common shares of Medici. Investors also received $18.4 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.4% at March 31, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2024, RenaissanceRe received $70.7 million from subscriptions of shares in Medici by third-party investors, and paid $59.4 million as a result of redemptions of shares from and dividends to third-party investors.
2023
During the three months ended March 31, 2023, investors subscribed for $244.1 million, including $0.1 million from the Company, and redeemed $17.6 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 10.8% at March 31, 2023.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$1,650,229	$1,036,218
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(45,567)	(17,648)
Sale of shares to redeemable noncontrolling interests	146,242	244,102
Net income (loss) attributable to redeemable noncontrolling interest	46,269	45,069
Dividends on common shares	(18,410)	—
Ending balance	$1,778,763	$1,307,741

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
2024
During the three months ended March 31, 2024, Vermeer declared and paid $175.0 million of dividends to PFZW.
2023
During the three months ended March 31, 2023, there were no subscriptions for participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$1,555,297	$1,490,840
Dividends on common shares	(175,000)	—
Net income (loss) attributable to redeemable noncontrolling interest	52,971	47,405
Ending balance	$1,433,268	$1,538,245

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
2024
During the three months ended March 31, 2024, investors subscribed for $100.0 million of the non-voting shares of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its shares in Fontana to third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at March 31, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2024, RenaissanceRe received no subscriptions of shares in Fontana by third-party investors.
2023
During the three months ended March 31, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at March 31, 2023.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended
	March 31, 2024	March 31, 2023
Beginning balance	$353,823	$268,031
Sale of shares to redeemable noncontrolling interest	100,000	—
Net income (loss) attributable to redeemable noncontrolling interest	(2,426)	8,828
Ending balance	$451,397	$276,859

NOTE 9. VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO Re Ltd. (“Upsilon RFO”) is an exempted company incorporated in Bermuda. It is registered as a segregated accounts company and as a collateralized insurer. Upsilon RFO currently has four segregated accounts (Upsilon RFO Diversified I, II, III and IV). RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of three of the existing segregated accounts of Upsilon RFO (Upsilon RFO Diversified I, II and III) and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk, and therefore, these shares have been accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance.
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
The Company has determined that it is not the primary beneficiary of Upsilon RFO Diversified IV, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to that segregated account, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon RFO Diversified IV. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon RFO Diversified IV. In addition, the Company expects its absolute and relative ownership in Upsilon RFO Diversified IV to remain minimal.
Other than its equity investments in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2024
During the three months ended March 31, 2024 and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $109.3 million of capital to investors of Upsilon RFO Diversified I, II and III, including $13.0 million to the Company. At March 31, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 14.6%.
At March 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $2.1 billion and $2.1 billion, respectively (December 31, 2023 - $2.4 billion and $2.4 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $73.2 million (December 31, 2023 - $74.2 million) is attributable to the Company, and $451.3 million (December 31, 2023 - $500.0 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $79.3 million (December 31, 2023 - $88.3 million) is attributable to third party investors.
2023
During the three months ended March 31, 2023, and following the release of collateral that was previously held by cedants associated with prior years’ contracts, Upsilon RFO returned $160.1 million of capital to investors of Upsilon RFO Diversified I, II and III, including $20.7 million to the Company. Also during the three months ended March 31, 2023, Upsilon RFO did not issue non-voting preference shares to investors. At March 31, 2023, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.6%.
Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted company incorporated in Bermuda which is registered as a segregated accounts company and a Class A Professional Fund. Upsilon Diversified provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investments in Upsilon RFO and Medici. The Company concluded that Upsilon Diversified meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Upsilon Diversified and concluded it is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon Diversified, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company in accordance with accounting guidance, and accordingly, is required to account for all of its investments, including its investments in Upsilon RFO and Medici, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2024
During the three months ended March 31, 2024 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $90.0 million of capital to investors. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.7 million at March 31, 2024 (December 31, 2023 - $0.8 million). At March 31, 2024, the total assets and total liabilities of Upsilon Diversified were $485.3 million and $36.5 million, respectively (December 31, 2023 - $600.8 million and $108.0 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $484.3 million at March 31, 2024 (December 31, 2023 - $503.1 million).
2023
During the three months ended March 31, 2023 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $134.7 million of capital to investors. During the three months ended March 31, 2023, Upsilon Diversified did not issue non-voting preference shares to investors.
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
2024
During the three months ended March 31, 2024, investors subscribed for $20.0 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $2.0 million at March 31, 2024 (December 31, 2023 - $1.7 million). At March 31, 2024, the total assets and total liabilities of NOC1 were $201.8 million and $1.5 million, respectively (December 31, 2023 - $196.5 million and $22.8 million, respectively).
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At March 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.9 billion and $436.0 million, respectively (December 31, 2023 - $1.7 billion and $102.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.4 billion at March 31, 2024 (December 31, 2023 - $1.6 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At March 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $1.7 billion and $1.1 billion, respectively (December 31, 2023 - $1.5 billion and $1.0 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $451.4 million at March 31, 2024 (December 31, 2023 - $353.8 million).
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
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci Reinsurance which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance, and the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Mona Lisa Re, the Company has not provided financial or other support to Mona Lisa Re that it was not contractually required to provide.
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $18.9 million and $4.7 million, respectively, during the three months ended March 31, 2024 (2023 - $18.3 million and $4.6 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $8.3 million and $2.1 million, respectively, during the three months ended March 31, 2024 (2023 - $7.7 million and $2.0 million, respectively).
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million.
At March 31, 2024, the total assets and total liabilities of Mona Lisa Re were $451.7 million and $451.7 million, respectively (December 31, 2023 - $436.9 million and $436.9 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $1.1 million at March 31, 2024 (December 31, 2023 - $2.2 million).

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
The only transactions related to Tailwind Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Validus, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance, and, as at December 31, 2023, the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Tailwind Re, which were held as at December 31, 2023 but were fully redeemed in the first quarter of 2024, the Company has not provided financial or other support to Tailwind Re that it was not contractually required to provide.
Validus has entered into ceded reinsurance contracts with Tailwind Re with ceded premiums written of $42.7 million during the three months ended March 31, 2024. In addition, Validus recognized ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $10.6 million during the three months ended March 31, 2024. At March 31, 2024, the total assets and total liabilities of Tailwind Re were $416.7 million and $416.7 million, respectively (December 31, 2023 - $417.1 million and $417.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Tailwind Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Tailwind Re was $Nil at March 31, 2024 (December 31, 2023 - $0.8 million).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $4.9 million at March 31, 2024 (December 31, 2023 - $4.4 million). At

March 31, 2024, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $4.7 billion and $2.1 billion, respectively (December 31, 2023 - $5.0 billion and $2.4 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared quarterly dividends of $0.39 per common share, payable to common shareholders of record on March 15, 2024, and the Company paid the dividends on March 29, 2024.
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
During the three months ended March 31, 2024, the Company paid $8.8 million in preference share dividends (2023 - $8.8 million) and $20.5 million in common share dividends (2023 - $16.6 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On August 2, 2022, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the three months ended March 31, 2024, the Company did not repurchase common shares. At March 31, 2024, $500.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2024	March 31, 2023
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$364,798	$564,062
Amount allocated to participating common shareholders (1)	(5,273)	(8,854)
Net income (loss) allocated to RenaissanceRe common shareholders	$359,525	$555,208
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	51,678	42,876
Per common share equivalents of non-vested shares (2)	150	130
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	51,828	43,006
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$6.96	$12.95
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.94	$12.91

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,889,881	$2,100,803	$—	$3,990,684
Net premiums written	$1,397,618	$1,801,955	$—	$3,199,573
Net premiums earned	$936,083	$1,507,827	$—	$2,443,910
Net claims and claim expenses incurred	154,249	1,011,874	—	1,166,123
Acquisition expenses	185,782	445,139	—	630,921
Operational expenses	61,624	44,560	—	106,184
Underwriting income (loss)	$534,428	$6,254	$—	540,682
Net investment income			390,775	390,775
Net foreign exchange gains (losses)			(35,683)	(35,683)
Equity in earnings of other ventures			14,127	14,127
Other income (loss)			(50)	(50)
Net realized and unrealized gains (losses) on investments			(213,654)	(213,654)
Corporate expenses			(39,252)	(39,252)
Interest expense			(23,104)	(23,104)
Income (loss) before taxes and redeemable noncontrolling interests				633,841
Income tax benefit (expense)			(15,372)	(15,372)
Net (income) loss attributable to redeemable noncontrolling interests			(244,827)	(244,827)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$364,798

Net claims and claim expenses incurred – current accident year	$248,916	$1,014,288	$—	$1,263,204
Net claims and claim expenses incurred – prior accident years	(94,667)	(2,414)	—	(97,081)
Net claims and claim expenses incurred – total	$154,249	$1,011,874	$—	$1,166,123

Net claims and claim expense ratio – current accident year	26.6%	67.3%		51.7%
Net claims and claim expense ratio – prior accident years	(10.1)%	(0.2)%		(4.0)%
Net claims and claim expense ratio – calendar year	16.5%	67.1%		47.7%
Underwriting expense ratio	26.4%	32.5%		30.2%
Combined ratio	42.9%	99.6%		77.9%

Three months ended March 31, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,304,199	$1,486,062	$—	$2,790,261
Net premiums written	$1,019,829	$1,243,874	$—	$2,263,703
Net premiums earned	$687,420	$993,130	$—	$1,680,550
Net claims and claim expenses incurred	187,609	613,591	—	801,200
Acquisition expenses	145,319	286,938	—	432,257
Operational expenses	55,813	21,661	—	77,474
Underwriting income (loss)	$298,679	$70,940	$—	369,619
Net investment income			254,378	254,378
Net foreign exchange gains (losses)			(14,503)	(14,503)
Equity in earnings of other ventures			9,530	9,530
Other income (loss)			(4,306)	(4,306)
Net realized and unrealized gains (losses) on investments			279,451	279,451
Corporate expenses			(12,843)	(12,843)
Interest expense			(12,134)	(12,134)
Income (loss) before taxes and redeemable noncontrolling interests				869,192
Income tax benefit (expense)			(28,902)	(28,902)
Net (income) loss attributable to redeemable noncontrolling interests			(267,384)	(267,384)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$564,062

Net claims and claim expenses incurred – current accident year	$269,302	$636,650	$—	$905,952
Net claims and claim expenses incurred – prior accident years	(81,693)	(23,059)	—	(104,752)
Net claims and claim expenses incurred – total	$187,609	$613,591	$—	$801,200

Net claims and claim expense ratio – current accident year	39.2%	64.1%		53.9%
Net claims and claim expense ratio – prior accident years	(11.9)%	(2.3)%		(6.2)%
Net claims and claim expense ratio – calendar year	27.3%	61.8%		47.7%
Underwriting expense ratio	29.3%	31.1%		30.3%
Combined ratio	56.6%	92.9%		78.0%

NOTE 13. DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, for yield enhancement, or for trading and to assume or hedge risk. The Company’s derivative instruments can be exchange traded or over-the-counter, with over-the-counter derivatives generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2024.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,879	$—	$1,879	Other assets	$—	$1,879
Foreign currency forward contracts (1)	3,845	—	3,845	Other assets	—	3,845
Foreign currency forward contracts (2)	16	—	16	Other assets	—	16
Credit default swaps	243	—	243	Other assets	—	243
Commodity options	1,642	—	1,642	Other assets	—	1,642
Total derivative instruments not designated as hedges	7,625	—	7,625		—	7,625
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	491	—	491	Other assets	—	491
Total	$8,116	$—	$8,116		$—	$8,116

	Derivative Liabilities
At March 31, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$83	$—	$83	Other liabilities	$83	$—
Foreign currency forward contracts (1)	5,183	—	5,183	Other liabilities	3,150	2,033
Foreign currency forward contracts (2)	2,344	—	2,344	Other liabilities	—	2,344
Credit default swaps	1,357	—	1,357	Other liabilities	1,357	—
Commodity options	1,636	—	1,636	Other liabilities	—	1,636
Total derivative instruments not designated as hedges	10,603	—	10,603		4,590	6,013
Total	$10,603	$—	$10,603		$4,590	$6,013

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended March 31,		2024	2023
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(55,280)	$25,483
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(4,481)	4,745
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(15,966)	(3,680)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(21,304)	(11,954)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	—	(1,367)
Commodity options	Net realized and unrealized gains (losses) on investments	(370)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	19,148	—
Total derivative instruments not designated as hedges		(78,253)	13,227
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	2,854	948
Total		$(75,399)	$14,175

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2024, the Company had $5.2 billion of notional long positions and $2.7 billion of notional short positions of primarily U.S. treasury and Eurozone government bond futures contracts (December 31, 2023 - $5.9 billion and $2.7 billion, respectively, of primarily U.S. treasury and Eurozone government bond futures contracts).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2024, the Company had outstanding underwriting related foreign currency contracts of $379.8 million in notional long positions and $384.4 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $805.2 million and $496.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2024, the Company had outstanding investment portfolio related foreign currency contracts of $297.7 million in notional long positions and $100.2 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $420.7 million and $130.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2024, the Company had outstanding credit default swaps of $1.5 billion in notional positions to hedge credit risk and $12.5 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2023 - $1.5 billion and $22.1 million, respectively).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At March 31, 2024, the Company had no notional positions of equity futures, denominated in U.S. dollars (December 31, 2023 - no notional position).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio of fixed maturity investments to manage its exposures in the insurance industry, and to assist in managing the market risk associated with ceded reinsurance. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At March 31, 2024, the Company had a $374.0 million notional long position of commodity futures, denominated in U.S. dollars (December 31, 2023 - $255.2 million notional long position).
Commodity Options
An option contract provides its owner the right, but not the obligation, to buy or sell specified amounts of a commodity at a contracted price during a specified period or on a specified date. The maximum risk of loss to the Company is the fair value of the contracts and the premiums paid to purchase its open options. The fair value of these derivatives is determined using market-based prices from pricing vendors. At March 31, 2024, the Company had $44.0 thousand of notional long positions and $nil of notional short positions of exchange traded commodity option contracts (December 31, 2023 - $0.4 million and $nil, respectively).
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
As of March 31, 2024 and 2023, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended
	March 31, 2024	March 31, 2023
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$62,867	$60,342
Derivative gains (losses) (1)	$2,854	$948

(1)Derivative gains (losses) from derivative instruments designated as hedges of the net investment in a foreign operation are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity.

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2023.
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2024 and 2023, as well as our liquidity and capital resources at March 31, 2024. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2023. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
On November 1, 2023, we completed the Validus Acquisition, pursuant to which we acquired Validus Holdings and Validus Specialty. We accounted for the Validus Acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.
Our results of operations and financial condition include Validus since November 1, 2023. The following discussion and analysis of our results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, as well as our financial condition, liquidity and capital resources at March 31, 2024, should be read in that context.
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

Revenues and Expenses
Our revenues are principally derived from three sources: (1) net premiums earned from the reinsurance and insurance policies we sell; (2) net investment income and net realized and unrealized gains from the investment of our capital funds and the investment of the cash we receive on the policies which we sell; and (3) fees received from our joint ventures, managed funds and structured reinsurance products, which are primarily reflected in redeemable noncontrolling interest or as an offset to acquisition or operational expenses.
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; and (5) interest and dividends related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. However, on December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax effective January 1, 2025. We expect that this development, along with the implementation of the OECD’s Pillar Two regime in the jurisdictions in which we operate, will increase our income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claims related expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may be exacerbated by geopolitical factors and global supply chain issues, among other factors, from time to time. Many central banks have raised interest rates, which could act as a countervailing force against some of these inflationary pressures, but this could be partially offset if some central banks begin to cut rates too soon. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2023. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2023.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2024, compared to the first quarter of 2023.

Three months ended March 31,	2024	2023	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$3,990,684	$2,790,261	$1,200,423
Net premiums written	$3,199,573	$2,263,703	$935,870
Net premiums earned	$2,443,910	$1,680,550	$763,360
Net claims and claim expenses incurred	1,166,123	801,200	364,923
Acquisition expenses	630,921	432,257	198,664
Operational expenses	106,184	77,474	28,710
Underwriting income (loss)	$540,682	$369,619	$171,063

Net investment income	$390,775	$254,378	$136,397
Net realized and unrealized gains (losses) on investments	(213,654)	279,451	(493,105)
Total investment result	$177,121	$533,829	$(356,708)

Net income (loss)	$618,469	$840,290	$(221,821)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$364,798	$564,062	$(199,264)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.94	$12.91	$(5.97)
Dividends per common share	$0.39	$0.38	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	51.7%	53.9%	(2.2)	pts
Net claims and claim expense ratio – prior accident years	(4.0)%	(6.2)%	2.2	pts
Net claims and claim expense ratio – calendar year	47.7%	47.7%	—	pts
Underwriting expense ratio	30.2%	30.3%	(0.1)	pts
Combined ratio	77.9%	78.0%	(0.1)	pts

Return on average common equity - annualized	16.4%	46.6%	(30.2)	pts

Book Value	March 31, 2024	December 31, 2023	Change
Book value per common share	$170.92	$165.20	$5.72
Accumulated dividends per common share	26.91	26.52	0.39
Book value per common share plus accumulated dividends	$197.83	$191.72	$6.11
Change in book value per common share plus change in accumulated dividends	3.7%

Net income available to RenaissanceRe common shareholders was $364.8 million in the first quarter of 2024, compared to $564.1 million in the first quarter of 2023, a decrease of $199.3 million. As a result of our net income available to RenaissanceRe common shareholders in the first quarter of 2024, we generated an annualized return on average common equity of 16.4%, and our book value per common share increased from $165.20 at December 31, 2023 to $170.92 at March 31, 2024, a 3.7% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the first quarter of 2024, on a comparative basis to the first quarter of 2023, include:
•Underwriting Results - we generated underwriting income of $540.7 million and had a combined ratio of 77.9% in the first quarter of 2024, compared to underwriting income of $369.6 million and a combined ratio of 78.0% in the first quarter of 2023. Our underwriting income in the first quarter of 2024 was comprised of our Property segment, which generated underwriting income of $534.4 million and had a combined ratio of 42.9%, and our Casualty and Specialty segment, which generated underwriting income of $6.3 million and had a combined ratio of 99.6%. In comparison, our underwriting income in the first quarter of 2023 was comprised of our Property segment, which generated underwriting income of $298.7 million and had a combined ratio of 56.6%, and our Casualty and Specialty segment, which generated underwriting income of $70.9 million and had a combined ratio of 92.9%;
Notwithstanding our strong results in the first quarter of 2024, our underwriting results in the first quarter of 2024 were impacted by the Baltimore Bridge Collapse, which resulted in a net negative impact on the underwriting result of $79.9 million and added 3.3 percentage points to the consolidated combined ratio, primarily within the Casualty and Specialty segment. This compares to the first quarter of 2023, which was impacted by the Q1 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $79.1 million and added 4.7 percentage points to the consolidated combined ratio, all in the Property segment;
•Gross Premiums Written - our gross premiums written increased by $1.2 billion, or 43.0%, to $4.0 billion, in the first quarter of 2024, compared to the first quarter of 2023. This was comprised of an increase of $614.7 million in our Casualty and Specialty segment and $585.7 million in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines;
•Investment Results - our total investment result, which includes net investment income and net realized and unrealized gains (losses) on investments, was income of $177.1 million in the first quarter of 2024, compared to $533.8 million in the first quarter of 2023, a decrease of $356.7 million. The primary drivers of the lower total investment result were net realized and unrealized losses on investments in the first quarter of 2024, compared to net realized and unrealized gains in the first quarter of 2023, partially offset by an increase in net investment income. Net realized and unrealized gains (losses) on investments reduced $493.1 million as a result of net realized and unrealized losses on fixed maturity investments, primarily driven by increases in interest rates in the first quarter of 2024, compared to net realized and unrealized gains in the first quarter of 2023 due to decreases in interest rates during the period. Net investment income increased by $136.4 million due to a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $244.8 million in the first quarter of 2024, compared to $267.4 million in the first quarter of 2023. The higher net income attributable to redeemable noncontrolling interests in the first quarter of 2024 was primarily driven by improved underwriting results generated by DaVinci and Vermeer, and higher net investment income resulting from higher interest rates and yields within the investment portfolios of our joint ventures and managed funds; and
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $54.5 million resulting from the Baltimore Bridge Collapse. This compares to a net negative impact on net loss attributable to RenaissanceRe common shareholders of $53.5 million resulting from the Q1 2023 Large Loss Events.

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
Q1 2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our consolidated financial statements in the first quarter of 2024.

Three months ended March 31, 2024	2024 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(84,650)
Assumed reinstatement premiums earned	14,027
Ceded reinstatement premiums earned	(9,310)
Earned (lost) profit commissions	—
Net negative impact on underwriting result	(79,933)
Redeemable noncontrolling interest	25,420
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(54,513)

The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our segment underwriting results and consolidated combined ratio in the first quarter of 2024.

Three months ended March 31, 2024	2024 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(19,058)
Net negative impact on Casualty and Specialty segment underwriting result	(60,875)
Net negative impact on underwriting result	$(79,933)
Percentage point impact on consolidated combined ratio	3.3

(1)“2024 Large Loss Events” represents the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024 (the “Baltimore Bridge Collapse”).

Q1 2023 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the Q1 2023 Large Loss Events on our consolidated financial statements in the first quarter of 2023.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$1,889,881	$1,304,199	$585,682
Net premiums written	$1,397,618	$1,019,829	$377,789
Net premiums earned	$936,083	$687,420	$248,663
Net claims and claim expenses incurred	154,249	187,609	(33,360)
Acquisition expenses	185,782	145,319	40,463
Operational expenses	61,624	55,813	5,811
Underwriting income (loss)	$534,428	$298,679	$235,749

Net claims and claim expenses incurred – current accident year	$248,916	$269,302	$(20,386)
Net claims and claim expenses incurred – prior accident years	(94,667)	(81,693)	(12,974)
Net claims and claim expenses incurred – total	$154,249	$187,609	$(33,360)

Net claims and claim expense ratio – current accident year	26.6%	39.2%	(12.6)	pts
Net claims and claim expense ratio – prior accident years	(10.1)%	(11.9)%	1.8	pts
Net claims and claim expense ratio – calendar year	16.5%	27.3%	(10.8)	pts
Underwriting expense ratio	26.4%	29.3%	(2.9)	pts
Combined ratio	42.9%	56.6%	(13.7)	pts

Property Gross Premiums Written
In the first quarter of 2024, our Property segment gross premiums written increased by $585.7 million, or 44.9%, to $1.9 billion, compared to the first quarter of 2023.
Gross premiums written in the catastrophe class of business were $1.3 billion in the first quarter of 2024, an increase of $412.5 million, or 44.4%, compared to the first quarter of 2023. This increase was principally driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, at the January 1, 2024 renewal.
Gross premiums written in the other property class of business were $548.7 million in the first quarter of 2024, an increase of $173.1 million, or 46.1%, compared to the first quarter of 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, and growth in our catastrophe exposed quota share programs owing to continued attractive market conditions.

Property Ceded Premiums Written

Three months ended March 31,	2024	2023	Change
(in thousands)
Ceded premiums written	$492,263	$284,370	$207,893

Due to the potential volatility of the reinsurance contracts which we sell, we purchase reinsurance to reduce our exposure to large losses and to help manage our risk portfolio. To the extent that appropriately priced coverage is available, we anticipate continued use of retrocessional reinsurance to reduce the impact of large losses on our financial results and to manage our portfolio of risk; however, the buying of ceded reinsurance in our Property segment is based on market opportunities and is not based on placing a specific reinsurance program each year. In addition, we may utilize insurance-linked securities for purchases of retrocessional reinsurance if we find the pricing and terms of such coverages attractive.
Ceded premiums written in our Property segment were $492.3 million in the first quarter of 2024, an increase of $207.9 million, or 73.1%, compared to the first quarter of 2023, reflecting an increase in ceded purchases as part of the Company’s gross-to-net strategy.
Property Net Premiums Written

Three months ended March 31,	2024	2023	Change
(in thousands)
Net premiums written	$1,397,618	$1,019,829	$377,789

Net premiums written in our Property segment were $1.4 billion in the first quarter of 2024, an increase of $377.8 million, or 37.0%, compared to the first quarter of 2023, primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, at the January 1, 2024 renewal, across both the catastrophe and other property classes of business.
Property Underwriting Results
Our Property segment generated underwriting income of $534.4 million in the first quarter of 2024, compared to $298.7 million in the first quarter of 2023. In the first quarter of 2024, our Property segment generated a net claims and claim expense ratio of 16.5%, an underwriting expense ratio of 26.4% and a combined ratio of 42.9%, compared to 27.3%, 29.3% and 56.6%, respectively, in the first quarter of 2023.
Impacting the underwriting result and combined ratio in the first quarter of 2024 was the Baltimore Bridge Collapse, which resulted in a net negative impact on the Property segment underwriting result of $19.1 million and added 2.0 percentage points to the Property segment combined ratio, all within the other property class of business. Impacting the underwriting result and combined ratio in the first quarter of 2023 were the Q1 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $79.1 million and added 11.8 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business.
The net claims and claim expense ratio in the first quarter of 2024 of 16.5% is comprised of a current accident year net claims and claim expense ratio of 26.6% and 10.1 percentage points of net favorable development of prior accident years. In comparison, the first quarter of 2023 had a net claims and claim expense ratio of 27.3%, comprised of a current accident year net claims and claim expense ratio of 39.2% and 11.9 percentage points of net favorable development of prior accident years. The decrease of 12.6 percentage points in the current accident year net claims and claim expense ratio is primarily as a result of a lower impact from the Baltimore Bridge Collapse , which contributed 2.0 percentage points to the current accident year net claims and claim expense ratio in the first quarter of 2024, compared to the Q1 2023 Large Loss Events, which contributed 11.7 percentage points in the first quarter of 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

The underwriting expense ratio decreased 2.9 percentage points, largely driven by an increase in net earned premiums as well as continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business, partially offset by the increase in acquisition expenses from purchase accounting adjustments relating to the Validus Acquisition.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$2,100,803	$1,486,062	$614,741
Net premiums written	$1,801,955	$1,243,874	$558,081
Net premiums earned	$1,507,827	$993,130	$514,697
Net claims and claim expenses incurred	1,011,874	613,591	398,283
Acquisition expenses	445,139	286,938	158,201
Operational expenses	44,560	21,661	22,899
Underwriting income (loss)	$6,254	$70,940	$(64,686)

Net claims and claim expenses incurred – current accident year	$1,014,288	$636,650	$377,638
Net claims and claim expenses incurred – prior accident years	(2,414)	(23,059)	20,645
Net claims and claim expenses incurred – total	$1,011,874	$613,591	$398,283

Net claims and claim expense ratio – current accident year	67.3%	64.1%	3.2	pts
Net claims and claim expense ratio – prior accident years	(0.2)%	(2.3)%	2.1	pts
Net claims and claim expense ratio – calendar year	67.1%	61.8%	5.3	pts
Underwriting expense ratio	32.5%	31.1%	1.4	pts
Combined ratio	99.6%	92.9%	6.7	pts

Casualty and Specialty Gross Premiums Written
In the first quarter of 2024, our Casualty and Specialty segment gross premiums increased by $614.7 million, or 41.4%, to $2.1 billion, compared to the first quarter of 2023. This increase was principally due to the renewal of Validus business, in conjunction with the retention of legacy lines. In particular, the other specialty line of business grew by $392.4 million compared to the first quarter of 2023.
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

Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2024	2023	Change
(in thousands)
Ceded premiums written	$298,848	$242,188	$56,660

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
Ceded premiums written in our Casualty and Specialty segment increased by $56.7 million, to $298.8 million, in the first quarter of 2024, compared to $242.2 million in the first quarter of 2023, driven by the increase in gross premiums written subject to our retrocessional reinsurance programs, and partially offset by a decrease in amount of quota share retrocessional coverage purchased.
Casualty and Specialty Net Premiums Written

Three months ended March 31,	2024	2023	Change
(in thousands)
Net premiums written	$1,801,955	$1,243,874	$558,081

Net premiums written in our Casualty and Specialty segment increased by $558.1 million, or 44.9%, to $1.8 billion, in the first quarter of 2024, compared to $1.2 billion in the first quarter of 2023, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $6.3 million in the first quarter of 2024, compared to $70.9 million in the first quarter of 2023. In the first quarter of 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.1%, an underwriting expense ratio of 32.5% and a combined ratio of 99.6%, compared to 61.8%, 31.1% and 92.9%, respectively, in the first quarter of 2023.
The increase in the Casualty and Specialty segment combined ratio in the first quarter of 2024 was primarily driven by the increase of 5.3 percentage points in the net claims and claims expense ratio, mainly as a result of losses related to the Baltimore Bridge Collapse, which contributed approximately 4.2 percentage points to the current accident year net claims and claim expense ratio. In addition, the impact of purchase accounting adjustments relating to the Validus Acquisition added 2.5 percentage points to the combined ratio.
The underwriting expense ratio increased 1.4 percentage points, consisting of a 0.8 percentage point increase in the operating expense ratio due to a reduction in the benefit from override fees from a decrease in retrocessional reinsurance coverage purchased, and a 0.6 percentage point increase in the acquisition expense ratio, driven by the impact of purchase accounting adjustments related to the Validus Acquisition.

Fee Income

Three months ended March 31,	2024	2023	Change
(in thousands)
Management Fee Income
Joint ventures	$38,391	$27,998	$10,393
Structured reinsurance products and other	7,164	6,638	526
Managed funds	10,498	6,269	4,229
Total management fee income	56,053	40,905	15,148

Performance Fee Income
Joint ventures	17,271	1,755	15,516
Structured reinsurance products and other	3,958	1,755	2,203
Managed funds	6,268	357	5,911
Total performance fee income	27,497	3,867	23,630
Total fee income	$83,550	$44,772	$38,778

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds includes Upsilon Fund and Medici, as well as fee income earned by AlphaCat Managers, which was acquired as part of the Validus Acquisition. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
In the first quarter of 2024, total fee income earned through third-party capital management activities increased $38.8 million, to $83.6 million, compared to $44.8 million in the first quarter of 2023, due to higher management and performance fee income in the first quarter of 2024 compared to the first quarter of 2023. Management fee income increased $15.1 million compared to the first quarter of 2023, driven by increased capital managed at DaVinci, Fontana and Medici, as well as the addition of fees earned by AlphaCat Managers. Performance fee income increased $23.6 million compared to the first quarter of 2023, driven by current underwriting year results and favorable development on prior year events, primarily in DaVinci.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended March 31,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$14,694	$13,141	$1,553
Equity in earnings of other ventures	(355)	(141)	(214)
Net income (loss) attributable to redeemable noncontrolling interest	69,211	31,772	37,439
Total fee income	$83,550	$44,772	$38,778

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $14.7 million includes $15.1 million of management fee income, recorded as a reduction to operational expenses and $(0.4) million of performance fee income recorded as an increase to acquisition expenses (2023 - $13.1 million, $11.6 million and a reduction of $1.6 million, respectively).

In addition to the $83.6 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended March 31,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$14,694	$13,141	$1,553
Underwriting income (loss) - additional fee income on other underwriting-related activities	19,321	22,176	(2,855)
Total fee income recorded through underwriting income (loss) (1)	$34,015	$35,317	$(1,302)
Impact of Total fee income recorded through underwriting income (loss) on the combined ratio	1.4%	2.1%	(0.7)	pts

(1)The $34.0 million includes $32.5 million of management fee income, recorded as a reduction to operational expenses and $1.5 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $35.3 million, $33.7 million and $1.6 million, respectively).
Net Investment Income

Three months ended March 31,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$257,289	$155,500	$101,789
Short term investments	46,791	32,950	13,841
Equity investments	560	3,399	(2,839)
Other investments
Catastrophe bonds	58,249	38,831	19,418
Other	17,925	24,571	(6,646)
Cash and cash equivalents	14,722	4,264	10,458
	395,536	259,515	136,021
Investment expenses	(4,761)	(5,137)	376
Net investment income	$390,775	$254,378	$136,397

Net investment income was $390.8 million in the first quarter of 2024, compared to $254.4 million in the first quarter of 2023, an increase of $136.4 million. This increase was primarily driven by higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity and short term portfolios.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended March 31,	2024	2023	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$69,389	$17,709	$51,680
Gross realized losses on fixed maturity investments trading	(59,593)	(122,474)	62,881
Net realized gains (losses) on fixed maturity investments trading	9,796	(104,765)	114,561
Net unrealized gains (losses) on fixed maturity investments trading	(211,996)	312,026	(524,022)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(57,806)	12,162	(69,968)
Net realized gains (losses) on equity investments	—	(8,738)	8,738
Net unrealized gains (losses) on equity investments	13,097	39,151	(26,054)
Net realized and unrealized gains (losses) on equity investments	13,097	30,413	(17,316)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	18,907	24,126	(5,219)
Net realized and unrealized gains (losses) on other investments - other	14,348	5,489	8,859
Net realized and unrealized gains (losses) on investments	$(213,654)	$279,451	$(493,105)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures, interest rate swaps, and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
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
Net realized and unrealized losses on investments were $213.7 million in the first quarter of 2024, compared to net realized and unrealized gains of $279.5 million in the first quarter of 2023. Principally impacting our net realized and unrealized losses on investments in the first quarter of 2024 were:
•net realized and unrealized losses on fixed maturity investments trading of $202.2 million in the first quarter of 2024 driven by interest rate increases in the current quarter, compared to net realized and unrealized gains of $207.3 million in the first quarter of 2023 due to decreases in interest rates during the comparative period; and
•net realized and unrealized losses on investment-related derivatives of $57.8 million, compared to net realized and unrealized gains of $12.2 million in the first quarter of 2023. Current quarter losses were primarily driven by long interest rate future positions being negatively impacted by interest rate increases, while in the first quarter of 2023 long interest rate future positions benefited from declining interest rates.

Net Foreign Exchange Gains (Losses)

Three months ended March 31,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$(35,683)	$(14,503)	$(21,180)

In the first quarter of 2024, net foreign exchange losses were $35.7 million compared to $14.5 million in the first quarter of 2023. The net foreign exchange losses in the first quarter of 2024 and 2023 were primarily driven by losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest.
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
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2023 for additional information related to our exposure to foreign currency risk and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2024	2023	Change
(in thousands)
Tower Hill Companies	$6,463	$6,267	$196
Top Layer	3,252	3,364	(112)
Other	4,412	(101)	4,513
Total equity in earnings (losses) of other ventures	$14,127	$9,530	$4,597

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
Earnings from our investments in other ventures were $14.1 million in the first quarter of 2024, compared to $9.5 million in the first quarter of 2023, an increase of $4.6 million. The increase was principally driven by increased profitability of our equity investments during the first quarter of 2024, primarily driven by certain insurance and insurance-related companies included in Other, which reported higher net income in the first quarter of 2024 as compared to the first quarter of 2023 as a result of negative fair value movements within the underlying portfolios of strategic investments in the prior period.
Corporate Expenses

Three months ended March 31,	2024	2023	Change
(in thousands)
Corporate expenses	$39,252	$12,843	$26,409

Corporate expenses include certain executive, director, legal and consulting expenses, costs for research and development, and other miscellaneous costs, including those associated with operating as a publicly traded company, as well as costs incurred in connection with the Validus Acquisition. From time to time, we may revise the allocation of certain expenses between corporate and operational expenses to better reflect the characteristic of the underlying expense.

Corporate expenses were $39.3 million in the first quarter of 2024, compared to $12.8 million in the first quarter of 2023, an increase of $26.4 million which was primarily driven by $20.3 million of expenses associated with the Validus Acquisition. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.

Income Tax Benefit (Expense)

Three months ended March 31,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$(15,372)	$(28,902)	$13,530

We recognized an income tax expense of $15.4 million in the first quarter of 2024, compared to $28.9 million in the first quarter of 2023. The decrease in income tax expense was primarily driven by investment losses in the first quarter of 2024 compared to investment gains in the first quarter of 2023, partially offset by increased underwriting and net investment income in the first quarter of 2024 compared to the first quarter of 2023.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$148,013	$166,082	$(18,069)
Redeemable noncontrolling interest - Vermeer	52,971	47,405	5,566
Redeemable noncontrolling interest - Medici	46,269	45,069	1,200
Redeemable noncontrolling interest - Fontana	(2,426)	8,828	(11,254)
Net income (loss) attributable to redeemable noncontrolling interests	$244,827	$267,384	$(22,557)

Our net income (loss) attributable to redeemable noncontrolling interests was $244.8 million in the first quarter of 2024, compared to $267.4 million in the first quarter of 2023, a change of $22.6 million. This decrease was primarily due to the following:
•DaVinci, which had a decrease in net income in the first quarter of 2024 compared to the first quarter of 2023, primarily resulting from an increase in net realized and unrealized losses on its investments, partially offset by an increase in underwriting income; and
•Fontana, which had a net loss in the first quarter of 2024 compared to net income in the first quarter of 2023, primarily resulting from an increase in net realized and unrealized losses on its investments; partially offset by
•Vermeer, which had an increase in net income in the first quarter of 2024 compared to the first quarter of 2023, primarily resulting from an increase in net investment income due to higher interest rates, as well as an increase in underwriting income;
•Medici, which had an increase in net income in the first quarter of 2024 compared to the first quarter of 2023, primarily resulting from an increase in net investment income due to higher interest rates, as well as net realized and unrealized gains on catastrophe bonds, partially offset by net foreign exchange losses.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2024. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023.
Liquidity and Cash Flows
Holding Company Liquidity
RenaissanceRe’s principal uses of liquidity are: (1) common share related transactions including dividend payments to our common shareholders and common share repurchases, (2) preference share related transactions including dividend payments to our preference shareholders and preference share redemptions, (3) interest and principal payments on debt, (4) capital investments in our subsidiaries, (5) acquisition of, or investments in, new or existing companies or books of business of other companies, such as the Validus Acquisition, and (6) certain corporate and operational expenses.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our joint ventures or managed funds. For example, in 2023, RenaissanceRe contributed capital to RenaissanceRe Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries, such as the launch of Fontana in 2022, an innovative joint venture dedicated to writing Casualty and Specialty risks. In certain instances, we may be required to make capital contributions to our subsidiaries or joint ventures or managed funds, for example, we have net worth maintenance agreements with certain operating subsidiaries, and Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.

Sources of Liquidity
Historically, cash receipts from operations, consisting primarily of premiums, investment income and fee income, have provided sufficient funds to pay the losses and operational expenses incurred by our subsidiaries and to fund dividends and distributions to RenaissanceRe. Other potential sources of liquidity include borrowings under our credit facilities and issuances of securities.
The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses generally are received within the first two years of inception of a contract, while operational expenses are generally paid within a year of being incurred. It generally takes much longer for net claims and claims expenses incurred to be reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses and losses recoverable. Therefore, the amount of net claims paid in any one year is not necessarily related to the amount of net claims and claims expenses incurred in that year, as reported in the consolidated statement of operations.
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
From time to time, we raise capital through public offerings pursuant to our registration statements. For example, in 2023, we completed an offering of common shares and an issuance of senior notes, for total net proceeds of approximately $2.1 billion to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes.

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

At March 31, 2024	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	498,399
Unsecured	702,864
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,426,263

(1)At March 31, 2024, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s outstanding voting rights, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2024, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2024, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £636.2 million (December 31, 2023 - £730.9 million). Actual FAL posted for Syndicate 1458 at March 31, 2024 by RenaissanceRe Corporate Capital (UK) Limited was $934.2 million (December 31, 2023 - $935.8 million), supported by a $225.0 million letter of credit and a $709.2 million deposit of cash and fixed maturity securities (December 31, 2023 - $225.0 million and $710.8 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.

Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance, RREAG, Validus Re and Validus Switzerland, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of March 31, 2024, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.

Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the multi-beneficiary reinsurance trusts.

	At March 31, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$583,678	$260,515	$584,708	$381,497
DaVinci Reinsurance	174,167	54,826	174,352	114,203
Validus Re	617,441	464,362	625,100	529,149
Validus Switzerland	1,482,858	1,284,838	1,342,339	1,298,712

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At March 31, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$192,891	$128,756	$193,922	$129,380
DaVinci Reinsurance	214,777	128,255	215,560	125,184
RREAG	107,363	73,045	103,632	$75,380

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2023. As of March 31, 2024, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2023.

Cash Flows

Three months ended March 31,	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$683,460	$435,708
Net cash provided by (used in) investing activities	(304,450)	(684,697)
Net cash provided by (used in) financing activities	(644,575)	116,291
Effect of exchange rate changes on foreign currency cash	(5,214)	2,066
Net increase (decrease) in cash and cash equivalents	(270,779)	(130,632)
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,606,739	$1,063,707

2024
During the three months ended March 31, 2024, our cash and cash equivalents decreased by $270.8 million, to $1.6 billion at March 31, 2024, compared to $1.9 billion at December 31, 2023.
Cash flows provided by operating activities.
Cash flows provided by operating activities during the three months ended March 31, 2024 were $683.5 million, compared to $435.7 million during the three months ended March 31, 2023. Cash flows provided by operating activities during the three months ended March 31, 2024 were primarily the result of certain adjustments to reconcile our net income of $618.5 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.1 billion due to gross premiums written across both our Property and Casualty and Specialty segments;
•a decrease in reinsurance recoverable of $350.6 million due to the decrease in recoverables associated with weather related large losses from 2020 through 2022;
•an increase in reinsurance balances payable of $167.7 million, principally driven by the timing of payments related to underwriting activity; and
•net realized and unrealized losses on investments of $155.8 million, primarily driven by interest rate increases; partially offset by
•an increase in premiums receivable of $1.2 billion due to the timing of receipts and an increase in our gross premiums written; and
•an increase in prepaid reinsurance premiums of $358.1 million due to the January 1, 2024 renewal of our ceded book, which drove growth in our ceded premiums written and unearned ceded premiums.
Cash flows used in investing activities.
During the three months ended March 31, 2024, our cash flows used in investing activities were $304.5 million, principally reflecting net purchases of fixed maturity investments trading of $384.7 million and short term investments of $13.9 million, partially offset by cash flows from net sales of other investments of $94.9 million. The net purchases of fixed maturity investments trading and short term investments was primarily funded by cash flows provided by operating activities, as described above.
Cash flows used in financing activities.
Our cash flows used in financing activities in the three months ended March 31, 2024 were $644.6 million, and were principally the result of:
•net outflows of $518.9 million primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer; and
•repayment of debt of $75.0 million related to the Medici Revolving Credit Facility.

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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At March 31, 2024	At December 31, 2023	Change
(in thousands)
Common shareholders’ equity	$9,042,785	$8,704,958	$337,827
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	9,792,785	9,454,958	337,827

5.750% Senior Notes due 2033	741,359	741,124	235
3.600% Senior Notes due 2029	395,364	395,137	227
3.450% Senior Notes due 2027	298,393	298,270	123
3.700% Senior Notes due 2025	299,630	299,537	93
4.750% Senior Notes due 2025 (DaVinci) (1)	149,665	149,587	78
Total senior notes	1,884,411	1,883,655	756
Medici Revolving Credit Facility (2)	—	75,000	(75,000)
Total debt	$1,884,411	$1,958,655	$(74,244)

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
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. At March 31, 2024, no amounts were issued or drawn under this facility.
Our shareholders’ equity attributable to RenaissanceRe increased $337.8 million during the three months ended March 31, 2024 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $374.1 million; partially offset by
•$20.5 million and $8.8 million of dividends on our common and preference shares, respectively.
Our total debt decreased by $74.2 million during the three months ended March 31, 2024 principally resulting from the repayment of $75.0 million that was previously drawn under the Medici Revolving Credit Facility.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for

the year ended December 31, 2023. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023 for additional information related to our common and preference shares.

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
Refer to “Note 6. Reserve for Claims and Claim Expenses” included herein and “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2023 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our current estimates versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2024		December 31, 2023		Change
(in thousands, except percentages)
U.S. treasuries	$9,793,911	33.0%	$10,060,203	34.4%	$(266,292)
Corporate (1)	7,064,030	23.8%	6,499,075	22.2%	564,955
Residential mortgage-backed	1,616,444	5.5%	1,420,362	4.9%	196,082
Asset-backed	1,428,513	4.8%	1,491,695	5.0%	(63,182)
Agencies	594,522	2.0%	489,117	1.7%	105,405
Non-U.S. government	495,426	1.7%	483,576	1.7%	11,850
Commercial mortgage-backed	316,614	1.1%	433,080	1.5%	(116,466)
Total fixed maturity investments, at fair value	21,309,460	71.9%	20,877,108	71.4%	432,352
Short term investments, at fair value	4,639,165	15.7%	4,604,079	15.8%	35,086
Equity investments, at fair value	119,992	0.4%	106,766	0.4%	13,226
Catastrophe bonds	1,828,155	6.2%	1,942,199	6.7%	(114,044)
Fund investments	1,482,729	5.0%	1,415,804	4.9%	66,925
Term loans	97,433	0.3%	97,658	0.3%	(225)
Direct private equity investments	59,964	0.2%	59,905	0.2%	59
Total other investments, at fair value	3,468,281	11.7%	3,515,566	12.1%	(47,285)
Investments in other ventures, under equity method	99,684	0.3%	112,624	0.3%	(12,940)
Total investments	$29,636,582	100.0%	$29,216,143	100.0%	$420,439

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

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2024	December 31, 2023	Change
(in thousands)
Catastrophe bonds	$1,828,155	$1,942,199	$(114,044)
Fund investments	1,482,729	1,415,804	66,925
Term loans	97,433	97,658	(225)
Direct private equity investments	59,964	59,905	59
Total other investments	$3,468,281	$3,515,566	$(47,285)

We account for our other investments at fair value in accordance with FASB ASC Topic 825, Financial Instruments. The fair value of our fund investments, which include private equity funds, private credit funds and hedge funds, is recorded on our consolidated balance sheet in other investments, and is generally established on the basis of the net asset value per share (or its equivalent), determined by the managers of these investments in accordance with the applicable governing documents. Many of our fund investments are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term.
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded a net loss of $12.1 million for the three months ended March 31, 2024 ($1.9 million for the three months ended March 31, 2023), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers in the current period.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $3.6 billion, of which $2.0 billion has been contributed at March 31, 2024 (December 31, 2023 - $3.6 billion and $2.0 billion, respectively). Our remaining commitments to these investments at March 31, 2024 totaled $1.6 billion (December 31, 2023 - $1.6 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of April 26, 2024 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Fontana Reinsurance Ltd.	A	—	—	—
Fontana Reinsurance U.S. Ltd.	A	—	—	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—
Validus Reinsurance Ltd.	A	A+	—	—
Validus Reinsurance (Switzerland) Ltd.	A	A+	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating	A	AA-	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

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
As of April 26, 2024, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2023.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023 and “Note 7. Debt and Credit Facilities” included herein.
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

Summarized Balance Sheets

(in thousands)	March 31, 2024	December 31, 2023
Assets
Receivables due from non-obligor subsidiaries	$1,013,282	$17,992
Other current assets	432,880	530,471
Total current assets	$1,446,162	$548,463

Goodwill and other intangibles	$100,798	$101,509
Loan receivable from non-obligor subsidiaries	642,855	624,152
Other noncurrent assets	5,339	39,951
Total noncurrent assets	$748,992	$765,612

Liabilities
Payables due to non-obligor subsidiaries	$17,824	$137,322
Other current liabilities	57,448	87,066
Total current liabilities	$75,272	$224,388

Loan payable to non-obligor subsidiaries	$203,318	$201,380
Other noncurrent liabilities	1,838,286	1,837,360
Total noncurrent liabilities	$2,041,604	$2,038,740

Summarized Statement of Operations

(in thousands)	Three months ended March 31, 2024
Revenues
Intercompany revenue with non-obligor subsidiaries	$9,776
Other revenue	5,295
Total revenues	15,071
Expenses
Intercompany expense with non-obligor subsidiaries	5,849
Other expense	40,862
Total expenses	46,711
Income tax benefit (expense)	480
Net income (loss)	(31,160)
Dividends on RenaissanceRe preference shares	(8,844)
Net income (loss) attributable to Obligor Group	$(40,004)

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
In 2023, we accomplished several strategic milestones, including (i) achieving a step change in reinsurance pricing, and (ii) completing the Validus Acquisition, which will help us accelerate our growth in a favorable market. In 2024, our focus is on execution in order to realize the benefits of the strategic successes we accomplished in 2023.
Validus Acquisition
On November 1, 2023, we completed the Validus Acquisition, accelerating our strategy at a critical juncture in the reinsurance cycle. The Validus Acquisition has several significant strategic benefits for us and advances our position as a global property and casualty reinsurer, providing additional scale and diversification, and increasing our importance with customers and brokers. Through the Validus Acquisition, we gained access to a large book of attractive reinsurance business that is closely aligned with our existing business mix. The Validus Acquisition was immediately accretive to our shareholders across our three drivers of profit.
We have been focusing our efforts on the integration of Validus, including employees and systems, and achieving synergies without disrupting customer relationships. We believe that we have been making strong progress towards these goals, with capital fully deployed on day one, and integration into our risk management system soon afterwards, diminishing execution risk. The first quarter of 2024 was the first full quarter reflecting the impact of the Validus Acquisition, and it was a significant driver of our results of operations.
Reinsurance Market Trends and Developments
Over the course of 2023, we saw a shift in the reinsurance market environment that we think inured to our benefit. We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. Overall, the shift in the reinsurance market environment has resulted in an increase in rates across certain lines of business.
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
The January 1 renewals should benefit many of our stakeholders: our customers benefit from access to our highly rated and well capitalized balance sheets; our brokers benefit from access to an expanded and more influential market; our capital partners benefit from increased access to desirable risk; and our shareholders benefit from improvements to each of our three drivers of profit. We think that the momentum that we witnessed in 2023 will persist into 2024.
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
Many are forecasting a particularly active hurricane season this year, largely focused on the impact of elevated sea surface temperatures and the El Niño-Southern Oscillation cycle. However, we believe that these are just two important variables in a complex system that can be affected by a number of different inputs. Our scientists and underwriters have consistently adjusted our global views of risk to consider our present and future expectations of hazard and loss drivers from all sources including, but not limited to climate change, inflation and other factors.
Our strategy focuses on operating as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We leverage our strengths in risk selection and capital management to build portfolios designed to be resilient against a spectrum of tail-risk scenarios, including elevated hurricane seasons. This allows us to price our products accordingly and to maintain our important position as a consistent incumbent for our customers.
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
The risk of a global recession is a continuing concern. However, we think that our business model is well positioned to be less sensitive to an inflationary or recessionary environment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, coupled with access to diverse sources of both capital and risk position us favorably in the current environment.
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
Three Drivers of Profit
We have built a strong foundation across all three drivers of profit, and we had strong overall performance in the first quarter of 2024, reflecting solid contributions from each of our three drivers of profit. This performance was a reflection of our strategy of generating diversified earnings streams for our business across underwriting income, fee income and investment income. Having three distinct sources of income makes us more resilient to catastrophe activity, and should reward our shareholders with superior returns.
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
In 2024, we are focused on continuing to deliver the combined RenaissanceRe and Validus portfolio, moving from the successful January 1 renewals where we retained the combined portfolio at attractive rates and terms and conditions, to the upcoming mid-year renewals.
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the underwriting changes that we recently made, including requiring higher rates and attachment points, have positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
At the January 1 and April 1 renewals, we improved on what we think was an already strong Property segment portfolio. Rates in the property catastrophe market remained strong and the markets remained disciplined. The other property market continued to experience rate increases, and we will continue to monitor rate adequacy in this area for potential growth opportunities.
We remain focused on delivering the combined Validus and RenaissanceRe portfolio at the upcoming mid-year renewals. We have seen additional demand in the property reinsurance market, particularly in Florida. Although we believe that the Florida market has improved, we remain cautious.
Casualty and Specialty
The January 1 renewal in our Casualty and Specialty segment was also successful. The trends we witnessed at the January 1 renewal for the casualty and specialty market have generally continued. The Validus Acquisition provided us with significant access to additional casualty and specialty business and provided us with an even more influential position in the market. We continued to manage the cycle, focusing growth in the specialty and general casualty lines of business, while reducing in the professional liability line of business. The shift in premiums in the quarter displays our agility in maintaining underwriting discipline.
In March 2024, the Francis Scott Key Bridge in Baltimore collapsed following a collision with a cargo ship. We have not seen significant additional reinsurance capacity flow into the specialty market following this event, and expect that, along with recent aviation incidents, that it will further drive specialty market dislocation and an attractive rate environment.
Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We believe that we have a prudent reserving process for our casualty and specialty business and remain confident in our reserves.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching it with the appropriate third-party capital. Our Capital Partners unit continues to grow into an attractive market and benefited from increased access to desirable risk as a result of the Validus Acquisition. We view this as a growing and sustainable driver of profit that we expect will continue to generate an increase in low-volatility management fee income. For the first quarter of 2024, increased fees were driven by underlying portfolio growth and strong performance.
Investment Income
We are benefiting from higher interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities as we saw historic increases in interest rates. However, we continue to maintain a relatively conservative position for our investment portfolio. The Validus Acquisition contributed a relatively large investment portfolio that should contribute to our investment income in future periods.
See the “Risk Factors” section in our Form 10-K, filed with the SEC on February 21, 2024, and Item 1A of this Quarterly Report on Form 10-Q, for additional information on factors that could cause our actual results to differ materially from those in the forward-looking statements contained in this Form 10-Q and other documents we file with the SEC.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2023, during the three months ended March 31, 2024. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2023 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2023.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2023.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board of Directors has authorized a share repurchase program in an aggregate amount of up to $500.0 million, which was last renewed on August 2, 2022. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made during the first quarter of 2024, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
January 1 - 31, 2024	—	$—	—	$—	—	$—	$500,000
February 1 - 29, 2024	67,693	$228.60	67,693	$228.60	—	$—	$500,000
March 1 - 31, 2024	25,258	$231.56	25,258	$231.56	—	$—	$500,000
Total	92,951	$229.40	92,951	$229.40	—	$—	$500,000

During the three months ended March 31, 2024, we did not repurchase common shares pursuant to our publicly announced share repurchase program. At March 31, 2024, $500.0 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
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

Date: May 1, 2024    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: May 1, 2024    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)