Form 10-Q
period 2024-06-30
RENAISSANCERE HOLDINGS LTD
filed 2024-07-25
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at July 22, 2024 was 52,155,667.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2023 Large Loss Events”
the earthquakes which impacted southern and central Turkey in February 2023, Cyclone Gabrielle which impacted northern New Zealand, the flooding that impacted northern New Zealand in January and February 2023, various wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023, and a series of large, severe weather events that impacted Texas and other southern and central U.S. states in June 2023

“2024 Large Loss Events”
the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024, a series of severe convective storms impacting the southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, and certain aggregate loss contracts triggered during 2024.

“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“Q1 2023 Large Loss Events”
the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023

“Q2 2024 Large Loss Events”
a series of severe convective storms impacting the southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; and certain aggregate loss contracts triggered during 2024.

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

NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates; the impact of the Validus Acquisition on our business; the consequences of our strategic decisions; the performance of our underwriting portfolio, Capital Partners unit, and investment portfolio; and the impact of general economic conditions such as changes in inflation and interest rates on our results of operations. This Form 10-Q also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, competition and new entrants in our industry, industry capital, insured losses from loss events, government initiatives and regulatory matters affecting the (re)insurance industries, and our integration of, and realization of benefits from, the Validus Acquisition.
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
•our ability to raise capital on acceptable terms, including through debt instruments, the capital markets, and third-party investments in our joint ventures and managed fund partners;
•our ability to comply with applicable sanctions and foreign corrupt practices laws; and
•our dependence on capital distributions from our operating subsidiaries.
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the SEC, including our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024, and Item 1A of this Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $22,327,625 at June 30, 2024 (December 31, 2023 – $20,872,450)	$22,092,071	$20,877,108
Short term investments, at fair value – amortized cost $4,361,704 at June 30, 2024 (December 31, 2023 – $4,603,340)	4,361,052	4,604,079
Equity investments, at fair value	114,405	106,766
Other investments, at fair value	3,809,421	3,515,566
Investments in other ventures, under equity method	151,608	112,624
Total investments	30,528,557	29,216,143
Cash and cash equivalents	1,627,147	1,877,518
Premiums receivable	8,792,401	7,280,682
Prepaid reinsurance premiums	1,433,967	924,777
Reinsurance recoverable	4,854,735	5,344,286
Accrued investment income	225,671	205,713
Deferred acquisition costs and value of business acquired	1,815,617	1,751,437
Deferred tax asset	703,097	685,040
Receivable for investments sold	558,917	622,197
Other assets	290,018	323,960
Goodwill and other intangible assets	737,462	775,352
Total assets	$51,567,589	$49,007,105
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$20,740,928	$20,486,869
Unearned premiums	7,696,980	6,136,135
Debt	1,960,167	1,958,655
Reinsurance balances payable	3,387,484	3,186,174
Payable for investments purchased	778,369	661,611
Other liabilities	489,458	1,021,872
Total liabilities	35,053,386	33,451,316
Commitments and contingencies
Redeemable noncontrolling interests	6,335,308	6,100,831
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at June 30, 2024 (December 31, 2023 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 52,420,586 shares issued and outstanding at June 30, 2024 (December 31, 2023 – 52,693,887)	52,421	52,694
Additional paid-in capital	2,048,921	2,144,459
Accumulated other comprehensive income (loss)	(13,409)	(14,211)
Retained earnings	7,340,962	6,522,016
Total shareholders’ equity attributable to RenaissanceRe	10,178,895	9,454,958
Total liabilities, noncontrolling interests and shareholders’ equity	$51,567,589	$49,007,105

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2024 and 2023
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Gross premiums written	$3,425,495	$2,651,621	$7,416,179	$5,441,882
Net premiums written	$2,838,511	$2,195,803	$6,038,084	$4,459,506
Decrease (increase) in unearned premiums	(297,196)	(410,541)	(1,052,859)	(993,694)
Net premiums earned	2,541,315	1,785,262	4,985,225	3,465,812
Net investment income	410,845	292,662	801,620	547,040
Net foreign exchange gains (losses)	(8,815)	(13,488)	(44,498)	(27,991)
Equity in earnings (losses) of other ventures	12,590	7,700	26,717	17,230
Other income (loss)	169	3,876	119	(430)
Net realized and unrealized gains (losses) on investments	(127,584)	(222,781)	(341,238)	56,670
Total revenues	2,828,520	1,853,231	5,427,945	4,058,331
Expenses
Net claims and claim expenses incurred	1,309,502	931,211	2,475,625	1,732,411
Acquisition expenses	644,438	422,545	1,275,359	854,802
Operational expenses	108,039	80,491	214,223	157,965
Corporate expenses	35,159	23,371	74,411	36,214
Interest expense	23,609	14,895	46,713	27,029
Total expenses	2,120,747	1,472,513	4,086,331	2,808,421
Income (loss) before taxes	707,773	380,718	1,341,614	1,249,910
Income tax benefit (expense)	20,848	(5,942)	5,476	(34,844)
Net income (loss)	728,621	374,776	1,347,090	1,215,066
Net (income) loss attributable to redeemable noncontrolling interests	(224,731)	(174,907)	(469,558)	(442,291)
Net income (loss) attributable to RenaissanceRe	503,890	199,869	877,532	772,775
Dividends on preference shares	(8,844)	(8,844)	(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$495,046	$191,025	$859,844	$755,087
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$9.44	$4.10	$16.39	$16.75
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$9.41	$4.09	$16.35	$16.71

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Comprehensive income (loss)
Net income (loss)	$728,621	$374,776	$1,347,090	$1,215,066
Change in net unrealized gains (losses) on investments, net of tax	(183)	390	166	1,308
Foreign currency translation adjustments, net of tax	552	398	636	104
Comprehensive income (loss)	728,990	375,564	1,347,892	1,216,478
Net (income) loss attributable to redeemable noncontrolling interests	(224,731)	(174,907)	(469,558)	(442,291)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(224,731)	(174,907)	(469,558)	(442,291)
Comprehensive income (loss) attributable to RenaissanceRe	$504,259	$200,657	$878,334	$774,187

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	52,908	43,932	52,694	43,718
Issuance of shares	—	7,245	—	7,245
Repurchase of shares	(485)	—	(485)	—
Issuance of restricted stock awards	(2)	5	212	219
Ending balance	52,421	51,182	52,421	51,182
Additional paid-in capital
Beginning balance	2,137,343	467,623	2,144,459	475,647
Issuance of shares	—	1,344,326	—	1,344,326
Repurchase of shares	(108,049)	—	(108,049)	—
Change in redeemable noncontrolling interests	660	(676)	(76)	(1,782)
Issuance of restricted stock awards	18,967	13,942	12,587	7,024
Ending balance	2,048,921	1,825,215	2,048,921	1,825,215
Accumulated other comprehensive income (loss)
Beginning balance	(13,778)	(14,838)	(14,211)	(15,462)
Change in net unrealized gains (loss) on investments, net of tax	(183)	390	166	1,308
Foreign currency translation adjustments, net of tax	552	398	636	104
Ending balance	(13,409)	(14,050)	(13,409)	(14,050)
Retained earnings
Beginning balance	6,866,312	4,618,818	6,522,016	4,071,371
Net income (loss)	728,621	374,776	1,347,090	1,215,066
Net (income) loss attributable to redeemable noncontrolling interests	(224,731)	(174,907)	(469,558)	(442,291)
Dividends on common shares	(20,396)	(19,377)	(40,898)	(35,992)
Dividends on preference shares	(8,844)	(8,844)	(17,688)	(17,688)
Ending balance	7,340,962	4,790,466	7,340,962	4,790,466
Total shareholders’ equity	$10,178,895	$7,402,813	$10,178,895	$7,402,813

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2024	June 30, 2023
Cash flows provided by (used in) operating activities
Net income (loss)	$1,347,090	$1,215,066
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	25,989	(73,232)
Equity in undistributed (earnings) losses of other ventures	10,023	2,831
Net realized and unrealized (gains) losses on investments	293,806	(109,559)
Change in:
Premiums receivable	(1,511,719)	(1,351,415)
Prepaid reinsurance premiums	(509,190)	(165,765)
Reinsurance recoverable	489,551	21,574
Deferred acquisition costs and value of business acquired	(64,180)	(129,254)
Reserve for claims and claim expenses	254,059	245,555
Unearned premiums	1,560,845	1,158,195
Reinsurance balances payable	201,310	(147,871)
Other	(201,819)	(39,451)
Net cash provided by (used in) operating activities	1,895,765	626,674
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	15,281,927	8,149,227
Purchases of fixed maturity investments trading	(16,531,701)	(9,719,075)
Proceeds from sales of equity investments	29	548,086
Purchases of equity investments	(215)	(1,687)
Proceeds from sales of short term investments	16,020,340	17,410,561
Purchases of short term investments	(15,732,094)	(19,067,333)
Proceeds from sales of other investments	614,583	260,173
Purchases of other investments	(883,740)	(750,539)
Purchases of investments in other ventures	(53,237)	(13,048)
Return of investment from investment in other ventures	500	2,369
Net cash provided by (used in) investing activities	(1,283,608)	(3,181,266)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(40,898)	(35,992)
Dividends paid – preference shares	(17,688)	(17,688)
RenaissanceRe common share issuance, net of expenses	—	1,352,583
RenaissanceRe common share repurchases	(108,534)	—
Issuance of debt, net of expenses	—	741,597
Repayment of Medici Revolving Credit Facility	(75,000)	(30,000)
Drawdown of Medici Revolving Credit Facility	75,000	—
Subscriptions of third-party redeemable noncontrolling interest shares	92,438	405,277
Redemptions of third-party redeemable noncontrolling interest shares	(757,616)	(95,142)
Taxes paid on withholding shares	(21,442)	(18,837)
Net cash provided by (used in) financing activities	(853,740)	2,301,798
Effect of exchange rate changes on foreign currency cash	(8,788)	2,390
Net increase (decrease) in cash and cash equivalents	(250,371)	(250,404)
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,627,147	$943,935

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	June 30, 2024	December 31, 2023
U.S. treasuries	$10,165,179	$10,060,203
Corporate (1)	7,253,535	6,499,075
Residential mortgage-backed	1,762,405	1,420,362
Asset-backed	1,458,394	1,491,695
Agencies	568,308	489,117
Non-U.S. government	563,512	483,576
Commercial mortgage-backed	320,738	433,080
Total fixed maturity investments trading	$22,092,071	$20,877,108

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$755,556	$750,101	$587,720	$582,519
Due after one through five years	11,319,555	11,251,057	11,439,510	11,468,263
Due after five through ten years	6,286,705	6,216,620	5,182,667	5,188,716
Due after ten years	362,370	332,756	307,392	292,473
Mortgage-backed	2,148,427	2,083,143	1,864,520	1,853,442
Asset-backed	1,455,012	1,458,394	1,490,641	1,491,695
Total	$22,327,625	$22,092,071	$20,872,450	$20,877,108

Equity Investments
The following table summarizes the fair value of equity investments:

	June 30, 2024	December 31, 2023
Financials	$113,306	$106,542
Basic materials	694	—
Industrial, utilities and energy	167	—
Consumer	143	212
Communications and technology	95	12
Total	$114,405	$106,766

Pledged Investments
At June 30, 2024, $10.0 billion (December 31, 2023 - $10.5 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.9 billion (December 31, 2023 - $2.9 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Reverse Repurchase Agreements
At June 30, 2024, the Company held $101.7 million (December 31, 2023 - $159.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Fixed maturity investments trading	$273,900	$169,739	$531,189	$325,239
Short term investments	48,386	50,231	95,177	83,181
Equity investments	589	2,766	1,149	6,165
Other investments
Catastrophe bonds	58,436	49,522	116,685	88,353
Other	20,663	20,820	38,588	45,391
Cash and cash equivalents	15,399	4,585	30,121	8,849
	417,373	297,663	812,909	557,178
Investment expenses	(6,528)	(5,001)	(11,289)	(10,138)
Net investment income	$410,845	$292,662	$801,620	$547,040

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net realized gains (losses) on fixed maturity investments trading	$(65,813)	$(74,212)	$(56,017)	$(178,977)
Net unrealized gains (losses) on fixed maturity investments trading	(24,848)	(139,793)	(236,844)	172,233
Net realized and unrealized gains (losses) on fixed maturity investments trading	(90,661)	(214,005)	(292,861)	(6,744)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	10,374	(65,051)	(47,432)	(52,889)
Net realized gains (losses) on equity investments	15	(18,755)	15	(27,493)
Net unrealized gains (losses) on equity investments	(5,507)	20,627	7,590	59,778
Net realized and unrealized gains (losses) on equity investments	(5,492)	1,872	7,605	32,285
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(34,107)	38,186	(15,200)	62,312
Net realized and unrealized gains (losses) on other investments - other	(7,698)	16,217	6,650	21,706
Net realized and unrealized gains (losses) on investments	$(127,584)	$(222,781)	$(341,238)	$56,670

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” for additional information.

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
FASB ASC Topic 820, Fair Value Measurements, prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3). The three levels of the fair value hierarchy are described below:
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,165,179	$10,165,179	$—	$—
Corporate (1)	7,253,535	—	7,253,535	—
Residential mortgage-backed	1,762,405	—	1,762,405	—
Asset-backed	1,458,394	—	1,458,394	—
Agencies	568,308	—	568,308	—
Non-U.S. government	563,512	—	563,512	—
Commercial mortgage-backed	320,738	—	320,738	—
Total fixed maturity investments trading	22,092,071	10,165,179	11,926,892	—
Short term investments	4,361,052	164,944	4,196,108	—
Equity investments	114,405	114,405	—	—
Other investments
Catastrophe bonds	1,901,612	—	1,901,612	—
Term loans	96,639	—	—	96,639
Direct private equity investments	45,278	—	—	45,278
	2,043,529	—	1,901,612	141,917
Fund investments (2)	1,765,892	—	—	—
Total other investments	3,809,421	—	1,901,612	141,917
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(440)	—	—	(440)
Derivative assets (4)	28,515	14,944	13,571	—
Derivative liabilities (4)	(15,457)	(6,925)	(8,532)	—
Total other assets and (liabilities)	12,618	8,019	5,039	(440)
	$30,389,567	$10,452,547	$18,029,651	$141,477

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
(3)Included in assumed and ceded (re)insurance contracts at June 30, 2024 was $0.4 million of other assets and $0.8 million of other liabilities.
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
U.S. Treasuries
Level 1 - At June 30, 2024, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2023 - 4.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At June 30, 2024, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.9% and a weighted average credit quality of BBB (December 31, 2023 - 5.7% and BBB, respectively).
The Company’s corporate fixed maturity investments, other than non-U.S. government-backed corporations, are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources regarding the issuer of the security and obtain credit data, as well as other observations, from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The pricing services also consider the specific terms and conditions of the securities, including any specific features which may influence risk. In certain instances, securities are individually evaluated using a spread which is added to the U.S. treasury curve or a security specific swap curve as appropriate.
Non-U.S. government-backed corporate fixed maturity investments are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high-quality credits. The pricing services then apply a credit spread to the respective curve for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.

Agencies
Level 2 - At June 30, 2024, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 5.1% and a weighted average credit quality of AA (December 31, 2023 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At June 30, 2024, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.9% and a weighted average credit quality of AA (December 31, 2023 - 4.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as provincial governments and supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At June 30, 2024, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.5%, a weighted average credit quality of AA, and a weighted average life of 8.0 years (December 31, 2023 - 5.1%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market, which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At June 30, 2024, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 6.6%, a weighted average credit quality of AAA, and a weighted average life of 3.8 years (December 31, 2023 - 8.8%, AAA and 2.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.

Asset-backed
Level 2 - At June 30, 2024, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 6.9%, a weighted average credit quality of AA and a weighted average life of 4.4 years (December 31, 2023 - 7.0%, AA and 3.9 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At June 30, 2024, the Company’s short term investments in U.S. treasuries are primarily priced by pricing services and had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AA (December 31, 2023 - 5.3% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At June 30, 2024, the Company’s other short term investments had a weighted average yield to maturity of 5.3% and a weighted average credit quality of AAA (December 31, 2023 - 5.3% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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

At June 30, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$45,278	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	96,639	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	141,917
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(440)	Internal valuation model	Net undiscounted cash flows	$12,567
			Expected loss ratio	1.7%
			Discount rate	4.3%
Total other assets and (liabilities)	(440)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$141,477

At December 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$59,905	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,658	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(515)	Internal valuation model	Net undiscounted cash flows	$12,478
			Expected loss ratio	2.3%
			Discount rate	3.8%
Total other assets and (liabilities)	(515)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$157,048

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - April 1, 2024	$59,964	$97,433	$(517)	$156,880
Included in net investment income	—	—	—	—
Included in net realized and unrealized gains (losses) on investments	(14,687)	—	—	(14,687)
Included in other income (loss)	—	—	178	178
Total foreign exchange gains (losses)	1	—	—	1
Purchases	—	—	—	—
Settlements	—	(794)	(101)	(895)
Balance - June 30, 2024	$45,278	$96,639	$(440)	$141,477

	Other investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Included in net investment income	63	—	—	63
Included in net realized and unrealized gains (losses) on investments	(14,687)	—	—	(14,687)
Included in other income (loss)	—	—	35	35
Total foreign exchange gains (losses)	(3)	—	—	(3)
Purchases	—	—	141	141
Settlements	—	(1,019)	(101)	(1,120)
Balance - June 30, 2024	$45,278	$96,639	$(440)	$141,477

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - April 1, 2023	$67,532	$100,000	$(1,112)	$166,420
Included in net investment income	62	—	—	62
Included in net realized and unrealized gains (losses) on investments	3,548	—	—	3,548
Included in other income (loss)	—	—	(1,029)	(1,029)
Total foreign exchange gains (losses)	13	—	—	13
Purchases	—	—	1,666	1,666
Balance - June 30, 2023	$71,155	$100,000	$(475)	$170,680

	Other investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	124	—	—	124
Included in net realized and unrealized gains (losses) on investments	4,257	—	—	4,257
Included in other income (loss)	—	—	(9)	(9)
Total foreign exchange losses	(6)	—	—	(6)
Purchases	—	—	1,366	1,366
Balance - June 30, 2023	$71,155	$100,000	$(475)	$170,680

Other Investments
Direct Private Equity Investments
Level 3 - At June 30, 2024, the Company’s other investments included $45.3 million (December 31, 2023 - $59.9 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - At June 30, 2024, the Company’s other investments included a $96.6 million (December 31, 2023 - $97.7 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate (“SOFR”), which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.

Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At June 30, 2024, the Company had a $0.4 million net liability (December 31, 2023 - $0.5 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2024 were debt obligations of $2.0 billion (December 31, 2023 - $2.0 billion). At June 30, 2024, the fair value of the Company’s debt obligations was $1.9 billion (December 31, 2023 – $1.9 billion).
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

	June 30, 2024	December 31, 2023
Other investments	$3,809,421	$3,515,566
Other assets	$384	$2,227
Other liabilities	$824	$2,742

The change in fair value of other investments resulted in net unrealized losses on investments for the three and six months ended June 30, 2024 of $37.5 million and $11.4 million, respectively (June 30, 2023 – net unrealized gains of $50.2 million and $80.4 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,063,707	$1,000,766	See below	See below	See below
Private equity funds	507,004	639,793	See below	See below	See below
Hedge funds	195,181	—	See below	See below	See below
Total other investments measured using net asset valuations	$1,765,892	$1,640,559

At December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$982,016	$949,135	See below	See below	See below
Private equity funds	433,788	673,778	See below	See below	See below
Total other investments measured using net asset valuations	$1,415,804	$1,622,913

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
Hedge Funds
The Company’s investments in hedge funds are primarily focused on global multi-strategy opportunities. These investments are generally redeemable at the option of the Company, at less than a month’s notice. Certain restrictions on redemptions, including initial lock-up periods or redemption gates, may also apply to the Company, as defined by each fund’s governing documents. Redemption gates allow the investment manager of a fund to defer part or all of a redemption request so as to not negatively impact the value of the redemption or the value of any interests that remain in the fund.

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At June 30, 2024	Carrying amount	Unfunded Commitments	Total
Other investments	$1,619,395	$1,556,422	$3,175,817

At December 31, 2023
Other investments	$1,251,799	$1,550,452	$2,802,251

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Premiums Written
Direct	$298,787	$278,695	$619,444	$451,391
Assumed	3,126,708	2,372,926	6,796,735	4,990,491
Ceded	(586,984)	(455,818)	(1,378,095)	(982,376)
Net premiums written	$2,838,511	$2,195,803	$6,038,084	$4,459,506
Premiums Earned
Direct	$259,581	$281,437	$539,323	$535,456
Assumed	2,717,610	1,903,299	5,314,808	3,746,968
Ceded	(435,876)	(399,474)	(868,906)	(816,612)
Net premiums earned	$2,541,315	$1,785,262	$4,985,225	$3,465,812
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,459,511	$1,089,656	$2,619,134	$2,049,360
Claims and claim expenses recovered	(150,009)	(158,445)	(143,509)	(316,949)
Net claims and claim expenses incurred	$1,309,502	$931,211	$2,475,625	$1,732,411

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
At June 30, 2024, the Company’s premiums receivable balance was $8.8 billion (December 31, 2023 - $7.3 billion). Of the Company’s premiums receivable balance as of June 30, 2024, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $4.5 million at June 30, 2024 (December 31, 2023 - $3.5 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$4,964	$3,371	$3,514	$4,606
Provision for (release of) allowance	(418)	(220)	1,032	(1,455)
Ending balance	$4,546	$3,151	$4,546	$3,151

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At June 30, 2024, the Company’s reinsurance recoverable balance was $4.9 billion (December 31, 2023 - $5.3 billion). Of the Company’s reinsurance recoverable balance at June 30, 2024, 57.0% is fully collateralized by our reinsurers, 41.8% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2023 - 60.6%, 38.5% and 0.9%, respectively). The reinsurers with the three largest balances accounted for 15.0%, 12.6% and 10.0%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2024 (December 31, 2023 - 17.6%, 14.3% and 8.7%, respectively). The provision for current expected credit losses was $13.6 million at June 30, 2024 (December 31, 2023 - $13.3 million). The three largest company-specific components of the provision for current expected credit losses represented 17.1%, 8.0% and 5.4%, respectively, of the Company’s total provision for current expected credit losses at June 30, 2024 (December 31, 2023 - 10.9%, 10.7% and 8.1%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$11,989	$11,504	$13,280	$12,169
Provision for (release of) allowance	1,593	(48)	302	(713)
Ending balance	$13,582	$11,456	$13,582	$11,456

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At June 30, 2024	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$2,059,363	$1,425,623	$3,511,286	$6,996,272
Casualty and Specialty	2,914,646	204,062	10,625,948	13,744,656
Total	$4,974,009	$1,629,685	$14,137,234	$20,740,928

At December 31, 2023
Property	$2,461,580	$1,459,010	$3,913,030	$7,833,620
Casualty and Specialty	2,801,016	203,560	9,648,673	12,653,249
Total	$5,262,596	$1,662,570	$13,561,703	$20,486,869

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Six months ended June 30,	2024	2023
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$15,142,583	$11,181,648
Net incurred related to:
Current year	2,680,977	1,869,261
Prior years	(205,352)	(136,850)
Total net incurred	2,475,625	1,732,411
Net paid related to:
Current year	100,022	92,909
Prior years	1,614,571	1,406,684
Total net paid	1,714,593	1,499,593
Foreign exchange and other (1)	(17,422)	34,311
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	15,886,193	11,448,777
Reinsurance recoverable as of end of period	4,854,735	4,689,351
Reserve for claims and claim expenses as of end of period	$20,740,928	$16,138,128

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Six months ended June 30,	2024	2023
	(Favorable) Adverse Development	(Favorable) Adverse Development
Property	$(179,058)	$(113,332)
Casualty and Specialty	(26,294)	(23,518)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(205,352)	$(136,850)

Changes to prior year estimated net claims and claim expenses increased net income by $205.4 million during the six months ended June 30, 2024 (2023 - increased net income by $136.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other small catastrophe events and attritional loss movements:

Six months ended June 30,	2024
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events (1)	$(20,720)
2022 Weather-Related Large Losses (2)	(29,577)
2021 Weather-Related Large Losses (3)	(56,537)
2020 Weather-Related Large Loss Events (4)	(5,303)
2019 Large Loss Events (5)	(5,724)
2018 Large Loss Events (6)	(12,408)
2017 Large Loss Events (7)	(14,756)
Total large catastrophe events	(145,025)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(43,995)
Actuarial assumption changes	9,962
Total small catastrophe events and attritional loss movements	(34,033)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(179,058)

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
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2017 to 2023 accident years.
The net favorable development on other small catastrophe events and attritional loss movements was primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development related to actuarial assumption changes.

Six months ended June 30,	2023
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses	$25,994
2021 Weather-Related Large Losses	(31,000)
2020 Weather-Related Large Loss Events	(3,077)
2019 Large Loss Events	(22,636)
2018 Large Loss Events	(24,059)
2017 Large Loss Events	(18,382)
Other	(620)
Total large catastrophe events	(73,780)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(39,552)
Total small catastrophe events and attritional loss movements	(39,552)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(113,332)

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
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2024	2023
	(Favorable) Adverse Development	(Favorable) Adverse Development
Actuarial methods - actual reported claims less than expected claims	$(49,665)	$(26,428)
Actuarial assumption changes	23,371	2,910
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(26,294)	$(23,518)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the six months ended June 30, 2024, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes of business, partially offset by actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses in the six months ended June 30, 2023 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience within the Company’s other specialty and credit classes of business.

NOTE 7. DEBT AND CREDIT FACILITIES
There have been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2023, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At June 30, 2024, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.750% Senior Notes due 2033	$758,100	$741,594	$758,783	$741,124
3.600% Senior Notes due 2029	369,524	395,592	371,276	395,137
3.450% Senior Notes due 2027	284,553	298,517	283,350	298,270
3.700% Senior Notes due 2025	295,221	299,722	293,154	299,537
4.750% Senior Notes due 2025 (DaVinci) (1)	148,526	149,742	147,489	149,587
Total senior notes	1,855,924	1,885,167	1,854,052	1,883,655
Medici Revolving Credit Facility (2)	75,000	75,000	75,000	75,000
Total debt	$1,930,924	$1,960,167	$1,929,052	$1,958,655

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At June 30, 2024	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	496,466
Unsecured	681,834
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,478,300

(1)At June 30, 2024, no amounts were issued or drawn under this facility.
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

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	June 30, 2024	December 31, 2023
Redeemable noncontrolling interest - DaVinci	$2,760,164	$2,541,482
Redeemable noncontrolling interest - Medici	1,631,508	1,650,229
Redeemable noncontrolling interest - Vermeer	1,489,892	1,555,297
Redeemable noncontrolling interest - Fontana	453,744	353,823
Redeemable noncontrolling interests	$6,335,308	$6,100,831

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Redeemable noncontrolling interest - DaVinci	$152,511	$59,527	$300,524	$225,609
Redeemable noncontrolling interest - Vermeer	56,624	52,163	109,595	99,568

Redeemable noncontrolling interest - Medici	13,249	62,190	59,518	107,259
Redeemable noncontrolling interest - Fontana	2,347	1,027	(79)	9,855
Net income (loss) attributable to redeemable noncontrolling interests	$224,731	$174,907	$469,558	$442,291

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly owned subsidiary, DaVinci Reinsurance. RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci, and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 24.7% at June 30, 2024 (December 31, 2023 - 27.8%).
DaVinci shareholders are party to a shareholders’ agreement which provides DaVinci shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinci of such shareholder’s desire for DaVinci to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinci’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinci’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinci before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on outstanding loss reserves. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value as of the end of the period preceding the sale and can be subject to a true-up for potential development on outstanding loss reserves.

2024
During the six months ended June 30, 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $201.1 million of shares from other third-party investors. In addition, DaVinci distributed $180.6 million to third-party investors and $69.4 million to the Company. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 24.7%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2024, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $381.7 million as a result of redemptions of shares from and distributions to third-party investors.
2023
During the six months ended June 30, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $77.5 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 26.3%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$2,634,555	$2,234,541	$2,541,482	$1,740,300
Redemption of shares from redeemable noncontrolling interests	(26,147)	(27,320)	(381,849)	(77,495)
Sale of shares to redeemable noncontrolling interests, net of adjustments	(755)	700	300,007	379,034
Net income (loss) attributable to redeemable noncontrolling interest	152,511	59,527	300,524	225,609
Ending balance	$2,760,164	$2,267,448	$2,760,164	$2,267,448

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
2024
During the six months ended June 30, 2024, third-party investors subscribed for $167.2 million, and redeemed $227.3 million, of the participating, non-voting common shares of Medici. Investors also received $18.4 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 12.4% at June 30, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2024, RenaissanceRe received cash inflows of $92.4 million from subscriptions of shares in Medici by third-party investors and paid $200.9 million as a result of redemptions of shares from and dividends to third-party investors.

2023
During the six months ended June 30, 2023, investors subscribed for $439.7 million, including $25.1 million from the Company, and redeemed $17.6 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.1% at June 30, 2023.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$1,778,763	$1,307,741	$1,650,229	$1,036,218
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(181,983)	—	(227,550)	(17,648)
Sale of shares to redeemable noncontrolling interests	21,479	170,589	167,721	414,691
Net income (loss) attributable to redeemable noncontrolling interest	13,249	62,190	59,518	107,259
Dividends on common shares	—	—	(18,410)	—
Ending balance	$1,631,508	$1,540,520	$1,631,508	$1,540,520

Redeemable Noncontrolling Interest – Vermeer
Vermeer is a managed joint venture formed by RenaissanceRe to provide capacity focused on risk remote layers in the U.S. property catastrophe market. RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer, as it has power over the activities that most significantly impact the economic performance of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statement of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2024
During the six months ended June 30, 2024, Vermeer declared and paid $175.0 million of dividends to PFZW and there were no subscriptions for participating, non-voting common shares of Vermeer.
2023
During the six months ended June 30, 2023, there were no subscriptions for participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.

The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$1,433,268	$1,538,245	$1,555,297	$1,490,840
Dividends on common shares	—	—	(175,000)	—
Net income (loss) attributable to redeemable noncontrolling interest	56,624	52,163	109,595	99,568
Ending balance	$1,489,892	$1,590,408	$1,489,892	$1,590,408

Redeemable Noncontrolling Interest – Fontana
Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to assume casualty and specialty risks in line with the Company’s book of business. RenaissanceRe owns a noncontrolling economic interest in Fontana and controls a majority of Fontana’s issued voting shares. The Company concluded that Fontana meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Fontana and concluded it is the primary beneficiary of Fontana, as it has power over the activities that most significantly impact the economic performance of Fontana. As a result, the Company consolidates Fontana and all significant inter-company transactions have been eliminated. The portion of Fontana’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company may be obligated to repurchase all, or a portion of the shares held by shareholders of Fontana upon request, subject to certain restrictions. The Company has not provided any financial or other support to Fontana that it was not contractually required to provide.
2024
During the six months ended June 30, 2024, investors subscribed for $100.0 million of the non-voting shares of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its non-voting shares in Fontana to other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at June 30, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2024, RenaissanceRe received no cash flows from subscriptions of shares in Fontana by third-party investors.
2023
During the six months ended June 30, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at June 30, 2023.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Beginning balance	$451,397	$276,859	$353,823	$268,031
Sale of shares to redeemable noncontrolling interest	—	—	100,000	—
Net income (loss) attributable to redeemable noncontrolling interest	2,347	1,027	(79)	9,855
Ending balance	$453,744	$277,886	$453,744	$277,886

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
2024
During the six months ended June 30, 2024 and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $190.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $33.0 million to the Company. At June 30, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.5%.
At June 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $2.0 billion and $2.0 billion, respectively (December 31, 2023 - $2.4 billion and $2.4 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $56.8 million (December 31, 2023 - $74.2 million) is attributable to the Company, and $409.0 million (December 31, 2023 - $500.0 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $111.0 million (December 31, 2023 - $88.3 million) is attributable to third-party investors.
2023
During the six months ended June 30, 2023, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $489.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $62.3 million to the Company. Also, during the six months ended June 30, 2023, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors, including $10.2 million to the Company. At June 30, 2023, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 13.1%.

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
2024
During the six months ended June 30, 2024 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $165.1 million of capital to investors. In addition, third-party investors subscribed for $16.9 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.6 million at June 30, 2024 (December 31, 2023 - $0.8 million). At June 30, 2024, the total assets and total liabilities of Upsilon Diversified were $416.8 million and $18.3 million, respectively (December 31, 2023 - $600.8 million and $108.0 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $409.1 million at June 30, 2024 (December 31, 2023 - $503.1 million).
2023
During the six months ended June 30, 2023 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $420.8 million of capital to investors. Also, during the six months ended June 30, 2023, Upsilon Diversified issued $30.0 million of non-voting preference shares to existing investors.
NOC1
NOC1 is a segregated account of Upsilon Fund formed in 2023, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. The Company concluded that NOC1 meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with NOC1 and concluded it is not the primary beneficiary of NOC1, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to NOC1, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of NOC1. The Company does not have, and does not expect to have, a material investment in NOC 1 and expects its absolute and relative ownership in NOC1 to remain minimal. Other than its current equity investment in NOC1, the Company has not provided financial or other support to NOC1 that it was not contractually required to provide.

2024
During the six months ended June 30, 2024, investors subscribed for $20.0 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $2.0 million at June 30, 2024 (December 31, 2023 - $1.7 million). At June 30, 2024, the total assets and total liabilities of NOC1 were $204.2 million and $49.2 million, respectively (December 31, 2023 - $196.5 million and $22.8 million, respectively).
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At June 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.9 billion and $374.4 million, respectively (December 31, 2023 - $1.7 billion and $102.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.5 billion at June 30, 2024 (December 31, 2023 - $1.6 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At June 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $1.8 billion and $1.2 billion, respectively (December 31, 2023 - $1.5 billion and $1.0 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $453.7 million at June 30, 2024 (December 31, 2023 - $353.8 million).
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

Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $31.2 million and $7.8 million, respectively, during the six months ended June 30, 2024 (2023 - $18.3 million and $4.6 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $17.0 million and $4.2 million, respectively, during the six months ended June 30, 2024 (2023 - $16.0 million and $4.0 million, respectively).
Effective June 18, 2024, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a principal amount of $150.0 million.
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million.
At June 30, 2024, the total assets and total liabilities of Mona Lisa Re were $615.2 million and $615.2 million, respectively (December 31, 2023 - $436.9 million and $436.9 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.4 million at June 30, 2024 (December 31, 2023 - $2.2 million).
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
Validus has entered into ceded reinsurance contracts with Tailwind Re with ceded premiums written of $42.7 million during the six months ended June 30, 2024. In addition, Validus recognized ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $21.2 million during the six months ended June 30, 2024. At June 30, 2024, the total assets and total liabilities of Tailwind Re were $418.6 million and $418.6 million, respectively (December 31, 2023 - $417.1 million and $417.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Tailwind Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Tailwind Re was $Nil at June 30, 2024 (December 31, 2023 - $0.8 million).

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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $5.1 million at June 30, 2024 (December 31, 2023 - $4.4 million). At June 30, 2024, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $4.3 billion and $2.0 billion, respectively (December 31, 2023 - $5.0 billion and $2.4 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.

NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared quarterly dividends of $0.39 per common share, payable to common shareholders of record on March 15, 2024 and June 14, 2024, and the Company paid the dividends on March 29, 2024 and June 28, 2024.
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
During the six months ended June 30, 2024, the Company paid $17.7 million in preference share dividends (2023 - $17.7 million) and $40.9 million in common share dividends (2023 - $36.0 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 13, 2024, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the six months ended June 30, 2024, the Company repurchased 485,071 common shares at an aggregate cost of $108.5 million and an average price of $223.73 per common share. At June 30, 2024, $416.2 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to common share repurchases subsequent to June 30, 2024.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$495,046	$191,025	$859,844	$755,087
Amount allocated to participating common shareholders (1)	(7,322)	(2,889)	(12,573)	(11,650)
Net income (loss) allocated to RenaissanceRe common shareholders	$487,724	$188,136	$847,271	$743,437
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	51,680	45,898	51,679	44,387
Per common share equivalents of non-vested shares (2)	134	92	142	111
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	51,814	45,990	51,821	44,498
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$9.44	$4.10	$16.39	$16.75
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$9.41	$4.09	$16.35	$16.71

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,753,098	$1,672,397	$—	$3,425,495
Net premiums written	$1,358,660	$1,479,851	$—	$2,838,511
Net premiums earned	$980,834	$1,560,481	$—	$2,541,315
Net claims and claim expenses incurred	273,354	1,036,148	—	1,309,502
Acquisition expenses	188,345	456,093	—	644,438
Operational expenses	67,425	40,614	—	108,039
Underwriting income (loss)	$451,710	$27,626	$—	479,336
Net investment income			410,845	410,845
Net foreign exchange gains (losses)			(8,815)	(8,815)
Equity in earnings of other ventures			12,590	12,590
Other income (loss)			169	169
Net realized and unrealized gains (losses) on investments			(127,584)	(127,584)
Corporate expenses			(35,159)	(35,159)
Interest expense			(23,609)	(23,609)
Income (loss) before taxes and redeemable noncontrolling interests				707,773
Income tax benefit (expense)			20,848	20,848
Net (income) loss attributable to redeemable noncontrolling interests			(224,731)	(224,731)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$495,046

Net claims and claim expenses incurred – current accident year	$357,745	$1,060,028	$—	$1,417,773
Net claims and claim expenses incurred – prior accident years	(84,391)	(23,880)	—	(108,271)
Net claims and claim expenses incurred – total	$273,354	$1,036,148	$—	$1,309,502

Net claims and claim expense ratio – current accident year	36.5%	67.9%		55.8%
Net claims and claim expense ratio – prior accident years	(8.6)%	(1.5)%		(4.3)%
Net claims and claim expense ratio – calendar year	27.9%	66.4%		51.5%
Underwriting expense ratio	26.0%	31.8%		29.6%
Combined ratio	53.9%	98.2%		81.1%

Six months ended June 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,642,979	$3,773,200	$—	$7,416,179
Net premiums written	$2,756,278	$3,281,806	$—	$6,038,084
Net premiums earned	$1,916,917	$3,068,308	$—	$4,985,225
Net claims and claim expenses incurred	427,603	2,048,022	—	2,475,625
Acquisition expenses	374,127	901,232	—	1,275,359
Operational expenses	129,049	85,174	—	214,223
Underwriting income (loss)	$986,138	$33,880	$—	1,020,018
Net investment income			801,620	801,620
Net foreign exchange gains (losses)			(44,498)	(44,498)
Equity in earnings of other ventures			26,717	26,717
Other income (loss)			119	119
Net realized and unrealized gains (losses) on investments			(341,238)	(341,238)
Corporate expenses			(74,411)	(74,411)
Interest expense			(46,713)	(46,713)
Income (loss) before taxes and redeemable noncontrolling interests				1,341,614
Income tax benefit (expense)			5,476	5,476
Net (income) loss attributable to redeemable noncontrolling interests			(469,558)	(469,558)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$859,844

Net claims and claim expenses incurred – current accident year	$606,661	$2,074,316	$—	$2,680,977
Net claims and claim expenses incurred – prior accident years	(179,058)	(26,294)	—	(205,352)
Net claims and claim expenses incurred – total	$427,603	$2,048,022	$—	$2,475,625

Net claims and claim expense ratio – current accident year	31.6%	67.6%		53.8%
Net claims and claim expense ratio – prior accident years	(9.3)%	(0.9)%		(4.1)%
Net claims and claim expense ratio – calendar year	22.3%	66.7%		49.7%
Underwriting expense ratio	26.3%	32.2%		29.8%
Combined ratio	48.6%	98.9%		79.5%

Three months ended June 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,402,606	$1,249,015	$—	$2,651,621
Net premiums written	$1,144,655	$1,051,148	$—	$2,195,803
Net premiums earned	$758,686	$1,026,576	$—	$1,785,262
Net claims and claim expenses incurred	281,993	649,218	—	931,211
Acquisition expenses	140,606	281,939	—	422,545
Operational expenses	55,077	25,414	—	80,491
Underwriting income (loss)	$281,010	$70,005	$—	351,015
Net investment income			292,662	292,662
Net foreign exchange gains (losses)			(13,488)	(13,488)
Equity in earnings of other ventures			7,700	7,700
Other income (loss)			3,876	3,876
Net realized and unrealized gains (losses) on investments			(222,781)	(222,781)
Corporate expenses			(23,371)	(23,371)
Interest expense			(14,895)	(14,895)
Income (loss) before taxes and redeemable noncontrolling interests				380,718
Income tax benefit (expense)			(5,942)	(5,942)
Net (income) loss attributable to redeemable noncontrolling interests			(174,907)	(174,907)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$191,025

Net claims and claim expenses incurred – current accident year	$313,632	$649,677	$—	$963,309
Net claims and claim expenses incurred – prior accident years	(31,639)	(459)	—	(32,098)
Net claims and claim expenses incurred – total	$281,993	$649,218	$—	$931,211

Net claims and claim expense ratio – current accident year	41.3%	63.3%		54.0%
Net claims and claim expense ratio – prior accident years	(4.1)%	(0.1)%		(1.8)%
Net claims and claim expense ratio – calendar year	37.2%	63.2%		52.2%
Underwriting expense ratio	25.8%	30.0%		28.1%
Combined ratio	63.0%	93.2%		80.3%

Six months ended June 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,706,805	$2,735,077	$—	$5,441,882
Net premiums written	$2,164,484	$2,295,022	$—	$4,459,506
Net premiums earned	$1,446,106	$2,019,706	$—	$3,465,812
Net claims and claim expenses incurred	469,602	1,262,809	—	1,732,411
Acquisition expenses	285,925	568,877	—	854,802
Operational expenses	110,890	47,075	—	157,965
Underwriting income (loss)	$579,689	$140,945	$—	720,634
Net investment income			547,040	547,040
Net foreign exchange gains (losses)			(27,991)	(27,991)
Equity in earnings of other ventures			17,230	17,230
Other income (loss)			(430)	(430)
Net realized and unrealized gains (losses) on investments			56,670	56,670
Corporate expenses			(36,214)	(36,214)
Interest expense			(27,029)	(27,029)
Income (loss) before taxes and redeemable noncontrolling interests				1,249,910
Income tax benefit (expense)			(34,844)	(34,844)
Net (income) loss attributable to redeemable noncontrolling interests			(442,291)	(442,291)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$755,087

Net claims and claim expenses incurred – current accident year	$582,934	$1,286,327	$—	$1,869,261
Net claims and claim expenses incurred – prior accident years	(113,332)	(23,518)	—	(136,850)
Net claims and claim expenses incurred – total	$469,602	$1,262,809	$—	$1,732,411

Net claims and claim expense ratio – current accident year	40.3%	63.7%		53.9%
Net claims and claim expense ratio – prior accident years	(7.8)%	(1.2)%		(3.9)%
Net claims and claim expense ratio – calendar year	32.5%	62.5%		50.0%
Underwriting expense ratio	27.4%	30.5%		29.2%
Combined ratio	59.9%	93.0%		79.2%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2024.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$14,111	$—	$14,111	Other assets	$—	$14,111
Foreign currency forward contracts (1)	11,353	—	11,353	Other assets	—	11,353
Foreign currency forward contracts (2)	1,565	—	1,565	Other assets	—	1,565
Credit default swaps	653	—	653	Other assets	—	653
Commodity futures	623	—	623	Other assets	—	623
Commodity options	210	—	210	Other assets	—	210
Total derivative instruments not designated as hedges	28,515	—	28,515		—	28,515
Total	$28,515	$—	$28,515		$—	$28,515

	Derivative Liabilities
At June 30, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$6,925	$—	$6,925	Other liabilities	$6,465	$460
Foreign currency forward contracts (1)	4,987	—	4,987	Other liabilities	1,792	3,195
Foreign currency forward contracts (2)	1,264	—	1,264	Other liabilities	—	1,264
Credit default swaps	1,159	—	1,159	Other liabilities	1,159	—
Total derivative instruments not designated as hedges	14,335	—	14,335		9,416	4,919
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,122	—	1,122	Other liabilities	—	1,122
Total	$15,457	$—	$15,457		$9,416	$6,041

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following tables:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended June 30,		2024	2023
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$2,931	$(47,030)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	8,554	4,900
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(3,886)	(11,111)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(1,725)	(17,460)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	10	(561)
Warrants	Net realized and unrealized gains (losses) on investments	(1,046)	—
Commodity options	Net realized and unrealized gains (losses) on investments	(1,879)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	12,083	—
Total derivative instruments not designated as hedges		15,042	(71,262)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(1,361)	591
Total		$13,681	$(70,671)

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
(5)Contracts designated as hedges of net investments in a foreign operation.

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Six months ended June 30,		2024	2023
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(52,349)	$(21,547)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	4,073	9,645
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(19,852)	(14,791)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(23,029)	(29,414)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	10	(1,928)
Warrants	Net realized and unrealized gains (losses) on investments	(1,046)	—
Commodity options	Net realized and unrealized gains (losses) on investments	(2,249)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	31,231	—
Total derivative instruments not designated as hedges		(63,211)	(58,035)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	1,493	1,539
Total		$(61,718)	$(56,496)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2024, the Company had $6.8 billion of notional long positions and $2.4 billion of notional short positions of primarily U.S. treasury, Eurozone and U.K. government bond futures contracts (December 31, 2023 - $5.9 billion and $2.7 billion, respectively, of primarily U.S. treasury and Eurozone government bond futures contracts).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2024, the Company had outstanding underwriting related foreign currency contracts of $636.2 million in notional long positions and $310.8 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $805.2 million and $496.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2024, the Company had outstanding investment portfolio related foreign currency contracts of $279.8 million in notional long positions and $102.4 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $420.7 million and $130.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2024, the Company had outstanding credit default swaps of $1.5 billion in notional positions to protect the investment portfolio against increasing credit risk and $19.3 million in notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2023 - $1.5 billion and $22.1 million, respectively).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2024, the Company had no notional positions of equity futures (December 31, 2023 - no notional positions).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio of fixed maturity investments to manage its exposures in the insurance industry, and to assist in managing the market risk associated with ceded reinsurance. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At June 30, 2024, the Company had a $486.2 million notional long position of commodity futures, denominated in U.S. dollars (December 31, 2023 - $255.2 million notional long position).
Commodity Options
An option contract provides its owner the right, but not the obligation, to buy or sell specified amounts of a commodity at a contracted price during a specified period or on a specified date. The maximum risk of loss to the Company is the fair value of the contracts and the premiums paid to purchase its open options. The fair value of these derivatives is determined using market-based prices from pricing vendors. At June 30, 2024, the Company had $0.3 million of notional long positions of exchange traded commodity option contracts (December 31, 2023 - $0.4 million).
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
As of June 30, 2024 and 2023, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
The table below provides a summary of derivative instruments designated as hedges of net investments in a foreign operation, including the weighted average U.S. dollar equivalent of foreign denominated net assets (liabilities) that were hedged and the resulting derivative gains (losses) that are recorded in foreign currency translation adjustments, net of tax, within accumulated other comprehensive income (loss) on the Company’s consolidated statements of changes in shareholders’ equity:

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$60,752	$59,020	$61,570	$59,348
Derivative gains (losses)	$(1,361)	$591	$1,493	$1,539

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

NOTE 15. SUBSEQUENT EVENTS
In July 2024, the Company subscribed for $50.0 million of the participating, non-voting shares of Medici. The Company’s noncontrolling economic ownership in Medici subsequent to this transaction was 14.6%.
Effective July 1, 2024, the Company purchased $24.8 million of shares in DaVinci from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to this transaction was 25.4%
Subsequent to June 30, 2024 and through the period ended July 22, 2024, the Company repurchased 278.6 thousand common shares at an aggregate cost of $61.2 million and an average price of $219.74 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2024 and 2023, as well as our liquidity and capital resources at June 30, 2024. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2023. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
On November 1, 2023, we completed the Validus Acquisition, pursuant to which we acquired Validus Holdings and Validus Specialty. We accounted for the Validus Acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.
Our results of operations and financial condition include Validus since November 1, 2023. The following discussion and analysis of our results of operations for the three and six months ended June 30, 2024, compared to the three and six months ended June 30, 2023, as well as our financial condition, liquidity and capital resources at June 30, 2024, should be read in that context.
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
Our current business strategy focuses predominantly on writing reinsurance. We also write excess and surplus lines insurance through delegated authority arrangements, and typically underwrite insurance risks in portfolio form. Additionally, we pursue a number of other opportunities, such as creating and managing our joint ventures and managed funds, executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or the investment in, other companies or books of business of other companies.

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
We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of the economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In our consolidated balance sheets and consolidated statements of operations, the portion of these items attributable to third parties is reflected in “Net (income) loss attributable to redeemable noncontrolling interests” line item. Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts our financial results.

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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2024, compared to the second quarter of 2023.

Three months ended June 30,	2024	2023	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$3,425,495	$2,651,621	$773,874
Net premiums written	$2,838,511	$2,195,803	$642,708
Net premiums earned	$2,541,315	$1,785,262	$756,053
Net claims and claim expenses incurred	1,309,502	931,211	378,291
Acquisition expenses	644,438	422,545	221,893
Operational expenses	108,039	80,491	27,548
Underwriting income (loss)	$479,336	$351,015	$128,321

Net investment income	$410,845	$292,662	$118,183
Net realized and unrealized gains (losses) on investments	(127,584)	(222,781)	95,197
Total investment result	$283,261	$69,881	$213,380

Net income (loss)	$728,621	$374,776	$353,845
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$495,046	$191,025	$304,021
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$9.41	$4.09	$5.32
Dividends per common share	$0.39	$0.38	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	55.8%	54.0%	1.8	pts
Net claims and claim expense ratio – prior accident years	(4.3)%	(1.8)%	(2.5)	pts
Net claims and claim expense ratio – calendar year	51.5%	52.2%	(.7)	pts
Underwriting expense ratio	29.6%	28.1%	1.5	pts
Combined ratio	81.1%	80.3%	0.8	pts

Return on average common equity - annualized	21.4%	13.5%	7.9	pts

Book Value	June 30, 2024	December 31, 2023	Change
Book value per common share	$179.87	$165.20	$14.67
Accumulated dividends per common share	27.30	26.52	0.78
Book value per common share plus accumulated dividends	$207.17	$191.72	$15.45
Change in book value per common share plus change in accumulated dividends	5.5%

Net income available to RenaissanceRe common shareholders was $495.0 million in the second quarter of 2024, compared to $191.0 million in the second quarter of 2023, an increase of $304.0 million. As a result of our net income available to RenaissanceRe common shareholders in the second quarter of 2024, we generated an annualized return on average common equity of 21.4%, and our book value per common share increased from $165.20 at December 31, 2023 to $179.87 at June 30, 2024, a 5.5% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the second quarter of 2024, on a comparative basis to the second quarter of 2023, include:
•Underwriting Results - we generated underwriting income of $479.3 million and had a combined ratio of 81.1% in the second quarter of 2024, compared to underwriting income of $351.0 million and a combined ratio of 80.3% in the second quarter of 2023. Our underwriting income in the second quarter of 2024 was comprised of our Property segment, which generated underwriting income of $451.7 million and had a combined ratio of 53.9%, and our Casualty and Specialty segment, which generated underwriting income of $27.6 million and had a combined ratio of 98.2%. In comparison, our underwriting income in the second quarter of 2023 was comprised of our Property segment, which generated underwriting income of $281.0 million and had a combined ratio of 63.0%, and our Casualty and Specialty segment, which generated underwriting income of $70.0 million and had a combined ratio of 93.2%;
•Gross Premiums Written - our gross premiums written increased by $773.9 million, or 29.2%, to $3.4 billion, in the second quarter of 2024, compared to the second quarter of 2023. This was comprised of an increase of $423.4 million in our Casualty and Specialty segment and $350.5 million in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines;
•Investment Results - our total investment result, which includes net investment income and net realized and unrealized gains (losses) on investments, was income of $283.3 million in the second quarter of 2024, compared to $69.9 million in the second quarter of 2023, an increase of $213.4 million. The primary drivers of the higher total investment result were an increase in net investment income of $118.2 million due to a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets, as well as lower net realized and unrealized losses on investments in the second quarter of 2024 compared to the second quarter of 2023. Net realized and unrealized losses on investments decreased $95.2 million as a result of lower net realized and unrealized losses on fixed maturity investments compared to the comparative quarter, primarily due to generally lower increases in interest rates in the second quarter of 2024 compared to the second quarter of 2023;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $224.7 million in the second quarter of 2024, compared to $174.9 million in the second quarter of 2023. The higher net income attributable to redeemable noncontrolling interests in the second quarter of 2024 was primarily driven by improved underwriting results generated by DaVinci and Vermeer, and higher net investment income resulting from higher average invested assets and higher yielding assets within the investment portfolios of our joint ventures and managed funds; and
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $50.9 million resulting from the Q2 2024 Large Loss Events. This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $44.6 million resulting from the 2023 Large Loss Events.

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
Q2 2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the Q2 2024 Large Loss Events on our segment underwriting results and consolidated combined ratio in the second quarter of 2024.

Three months ended June 30, 2024	Q2 2024 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(63,049)
Net negative impact on Casualty and Specialty segment underwriting result	—
Net negative impact on underwriting result	$(63,049)
Percentage point impact on consolidated combined ratio	2.5

The financial data below provides additional information detailing the net negative impact of the Q2 2024 Large Loss Events on our consolidated financial statements in the second quarter of 2024.

Three months ended June 30, 2024	Q2 2024 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(79,058)
Assumed reinstatement premiums earned	12,393
Ceded reinstatement premiums earned	(155)
Earned (lost) profit commissions	3,771
Net negative impact on underwriting result	(63,049)
Redeemable noncontrolling interest	12,111
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(50,938)

(1)“Q2 2024 Large Loss Events” includes: a series of severe convective storms that impacted the southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; and certain aggregate loss contracts triggered during 2024.

Q2 2023 Net Negative Impact
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

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our consolidated financial statements in the second quarter of 2023.

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

(1)“2023 Large Loss Events” includes the earthquakes which impacted southern and central Turkey in February 2023, Cyclone Gabrielle which impacted northern New Zealand, the flooding that impacted northern New Zealand in January and February 2023, and various wind and thunderstorm events which impacted states in both the Southern and Midwest U.S. during March 2023 (“Q1 2023 Large Loss Events”), and a series of large, severe weather events that impacted Texas and other southern and central U.S. states in June 2023. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders for the three months ended June 30, 2023 includes an increase of approximately $20.0 million in the net negative impact of the Q1 2023 Large Loss Events during the second quarter.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$1,753,098	$1,402,606	$350,492
Net premiums written	$1,358,660	$1,144,655	$214,005
Net premiums earned	$980,834	$758,686	$222,148
Net claims and claim expenses incurred	273,354	281,993	(8,639)
Acquisition expenses	188,345	140,606	47,739
Operational expenses	67,425	55,077	12,348
Underwriting income (loss)	$451,710	$281,010	$170,700

Net claims and claim expenses incurred – current accident year	$357,745	$313,632	$44,113
Net claims and claim expenses incurred – prior accident years	(84,391)	(31,639)	(52,752)
Net claims and claim expenses incurred – total	$273,354	$281,993	$(8,639)

Net claims and claim expense ratio – current accident year	36.5%	41.3%	(4.8)	pts
Net claims and claim expense ratio – prior accident years	(8.6)%	(4.1)%	(4.5)	pts
Net claims and claim expense ratio – calendar year	27.9%	37.2%	(9.3)	pts
Underwriting expense ratio	26.0%	25.8%	0.2	pts
Combined ratio	53.9%	63.0%	(9.1)	pts

Property Gross Premiums Written
In the second quarter of 2024, our Property segment gross premiums written increased by $350.5 million, or 25.0%, to $1.8 billion, compared to the second quarter of 2023.
Gross premiums written in the catastrophe class of business were $1.3 billion in the second quarter of 2024, an increase of $262.8 million, or 26.2%, compared to the second quarter of 2023. This increase was principally driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, at the June 1, 2024 renewal.
Gross premiums written in the other property class of business were $488.5 million in the second quarter of 2024, an increase of $87.7 million, or 21.9%, compared to the second quarter of 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition and organic growth in both our catastrophe and non-catastrophe exposed business within other property.

Property Ceded Premiums Written

Three months ended June 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$394,438	$257,951	$136,487

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
Ceded premiums written in our Property segment were $394.4 million in the second quarter of 2024, an increase of $136.5 million, or 52.9%, compared to the second quarter of 2023. The increase in ceded purchases is driven by the increase in protection purchased due to the growth in our assumed portfolio resulting from the Validus Acquisition and organic growth, as well as increased utilization of Upsilon, as part of our gross-to-net strategy.
Property Net Premiums Written

Three months ended June 30,	2024	2023	Change
(in thousands)
Net premiums written	$1,358,660	$1,144,655	$214,005

Net premiums written in our Property segment were $1.4 billion in the second quarter of 2024, an increase of $214.0 million, or 18.7%, compared to the second quarter of 2023, consistent with the changes in gross premiums written discussed above, partially offset by an increase in ceded premiums written as part of our gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $451.7 million in the second quarter of 2024, compared to $281.0 million in the second quarter of 2023. In the second quarter of 2024, our Property segment generated a net claims and claim expense ratio of 27.9%, an underwriting expense ratio of 26.0% and a combined ratio of 53.9%, compared to 37.2%, 25.8% and 63.0%, respectively, in the second quarter of 2023.
Impacting the underwriting result and combined ratio in the second quarter of 2024 were the Q2 2024 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $63.0 million and added 7.0 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property class of business. Impacting the underwriting result and combined ratio in the second quarter of 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $68.5 million and added 10.8 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business.
The net claims and claim expense ratio in the second quarter of 2024 of 27.9% was comprised of a current accident year net claims and claim expense ratio of 36.5% and 8.6 percentage points of net favorable development of prior accident years, primarily in the catastrophe class of business in the 2021 to 2023 accident years. In comparison, the second quarter of 2023 had a net claims and claim expense ratio of 37.2%, comprised of a current accident year net claims and claim expense ratio of 41.3% and 4.1 percentage points of net favorable development of prior accident years.
The current accident year net claims and claim expense ratio for the Property segment, which decreased by 4.8 percentage points, included a 7.7 percentage point impact from the Q2 2024 Large Loss Events in the second quarter of 2024 compared to 11.5 percentage points from the 2023 Large Loss Events in the second quarter of 2023. In the catastrophe class of business, a 14.3 percentage point improvement was primarily due to the lower impact from large loss events, with the Q2 2024 Large Loss Events adding 9.6 percentage points compared to the 2023 Large Loss Events which added 18.5 percentage points in the second quarter of 2023. In the other property class of business, the 10.2 percentage point increase was primarily driven by a series of individual risk losses which added 4.7 percentage points in the second quarter of 2024. In addition, the Q2 2024 Large Loss Events added 5.5 percentage points, compared to the 2023 Large Loss Events which added 3.8 percentage points in the second quarter of 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
The underwriting expense ratio increased 0.2 percentage points, largely driven by a 0.6 percentage point increase in acquisition expenses from purchase accounting adjustments relating to the Validus Acquisition, which added 1.8 percentage points to the acquisition expense ratio in the second quarter of 2024, partially offset by changes in the mix of business as a result of the continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business. This increase in the acquisition expense ratio was partially offset by a 0.4 percentage point decrease in the operating expense ratio, primarily due to an increase in net premiums earned.
In the second quarter of 2024, Property segment underwriting income was reduced by total purchase accounting adjustments of $21.9 million, which added 2.2 percentage points to the Property segment combined ratio.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$1,672,397	$1,249,015	$423,382
Net premiums written	$1,479,851	$1,051,148	$428,703
Net premiums earned	$1,560,481	$1,026,576	$533,905
Net claims and claim expenses incurred	1,036,148	649,218	386,930
Acquisition expenses	456,093	281,939	174,154
Operational expenses	40,614	25,414	15,200
Underwriting income (loss)	$27,626	$70,005	$(42,379)

Net claims and claim expenses incurred – current accident year	$1,060,028	$649,677	$410,351
Net claims and claim expenses incurred – prior accident years	(23,880)	(459)	(23,421)
Net claims and claim expenses incurred – total	$1,036,148	$649,218	$386,930

Net claims and claim expense ratio – current accident year	67.9%	63.3%	4.6	pts
Net claims and claim expense ratio – prior accident years	(1.5)%	(0.1)%	(1.4)	pts
Net claims and claim expense ratio – calendar year	66.4%	63.2%	3.2	pts
Underwriting expense ratio	31.8%	30.0%	1.8	pts
Combined ratio	98.2%	93.2%	5.0	pts

Casualty and Specialty Gross Premiums Written
In the second quarter of 2024, our Casualty and Specialty segment gross premiums written increased by $423.4 million, or 33.9%, to $1.7 billion, compared to the second quarter of 2023. This increase was primarily driven by the renewal of business acquired in the Validus Acquisition, and is principally reflected in the general casualty and other specialty classes of business, which grew by $255.4 million and $247.8 million, respectively, compared to the second quarter of 2023. This increase also reflects organic growth of legacy lines, particularly within the other specialty class of business. Partly offsetting this growth were reductions to premium estimates on business underwritten in prior years. These changes in premium estimates occurred across all classes of business, but principally in the professional liability class of business which decreased $94.2 million in the second quarter of 2024 compared to the second quarter of 2023 and is largely driven by reported premiums and revised ceding company estimates.
Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$192,546	$197,867	$(5,321)

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
Ceded premiums written in our Casualty and Specialty segment decreased by $5.3 million, to $192.5 million, in the second quarter of 2024, compared to $197.9 million in the second quarter of 2023, driven by a decrease in amount of quota share retrocessional coverage purchased.
Casualty and Specialty Net Premiums Written

Three months ended June 30,	2024	2023	Change
(in thousands)
Net premiums written	$1,479,851	$1,051,148	$428,703

Net premiums written in our Casualty and Specialty segment increased by $428.7 million, or 40.8%, to $1.5 billion, in the second quarter of 2024, compared to $1.1 billion in the second quarter of 2023, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $27.6 million in the second quarter of 2024, compared to underwriting income of $70.0 million in the second quarter of 2023. In the second quarter of 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.4%, an underwriting expense ratio of 31.8% and a combined ratio of 98.2%, compared to 63.2%, 30.0% and 93.2%, respectively, in the second quarter of 2023.
The increase in the Casualty and Specialty segment combined ratio in the second quarter of 2024 by 5.0 percentage points to 98.2% was primarily driven by the current accident year net claims and claim expense ratio which increased 4.6 percentage points, principally as a result of two specific losses within the structured credit and transactional liability lines of business which added 3.4 percentage points. During the second quarter of 2024, our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $23.9 million or 1.5 percentage points, compared to $0.5 million or 0.1 percentage points during the second quarter of 2023. The increase in net favorable development was principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty, credit and professional liability classes of business, partially offset by the impact of purchase accounting adjustments relating to the Validus Acquisition.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
The underwriting expense ratio increased 1.8 percentage points driven by a 1.7 percentage point increase in the acquisition expense ratio from the impact of purchase accounting adjustments.
In the second quarter of 2024, Casualty and Specialty segment underwriting income was reduced by total purchase accounting adjustments of $41.0 million, which added 2.6 percentage points to the Casualty and Specialty segment combined ratio.

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
Fee Income

Three months ended June 30,	2024	2023	Change
(in thousands)
Management Fee Income
Joint ventures	$39,812	$30,313	$9,499
Structured reinsurance products and other	7,311	6,985	326
Managed funds	8,204	6,141	2,063
Total management fee income	55,327	43,439	11,888

Performance Fee Income
Joint ventures	20,905	13,132	7,773
Structured reinsurance products and other	7,521	(197)	7,718
Managed funds	324	307	17
Total performance fee income	28,750	13,242	15,508
Total fee income	$84,077	$56,681	$27,396

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds include Upsilon Fund and Medici, as well as fee income earned by AlphaCat Managers, which was acquired as part of the Validus Acquisition. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
In the second quarter of 2024, total fee income earned through third-party capital management activities increased $27.4 million, to $84.1 million, compared to $56.7 million in the second quarter of 2023, due to higher management and performance fee income.
Management fee income increased $11.9 million compared to the second quarter of 2023, driven by increased capital managed at DaVinci and Fontana, as well as the addition of fees earned by AlphaCat Managers.
Performance fee income increased $15.5 million compared to the second quarter of 2023, driven by improved underwriting results and favorable development on prior year events, primarily in DaVinci and in certain structured reinsurance products.

The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended June 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$12,992	$8,184	$4,808
Equity in earnings of other ventures	(343)	(417)	74
Net income (loss) attributable to redeemable noncontrolling interest	71,428	48,914	22,514
Total fee income	$84,077	$56,681	$27,396

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $13.0 million includes $12.9 million of management fee income, recorded as a reduction to operational expenses and $0.1 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $8.2 million, $11.2 million and an increase of $3.0 million, respectively).
In addition to the $13.0 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended June 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$12,992	$8,184	$4,808
Underwriting income (loss) - additional fee income on other underwriting-related activities	18,015	28,662	(10,647)
Total fee income recorded through underwriting income (loss) (1)	$31,007	$36,846	$(5,839)
Impact of Total fee income recorded through underwriting income (loss) on the combined ratio	1.2%	2.1%	(0.9)	pts

(1)The $31.0 million includes $25.9 million of management fee income, recorded as a reduction to operational expenses and $5.1 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $36.8 million, $31.7 million and $5.1 million, respectively).
Net Investment Income

Three months ended June 30,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$273,900	$169,739	$104,161
Short term investments	48,386	50,231	(1,845)
Equity investments	589	2,766	(2,177)
Other investments
Catastrophe bonds	58,436	49,522	8,914
Other	20,663	20,820	(157)
Cash and cash equivalents	15,399	4,585	10,814
	417,373	297,663	119,710
Investment expenses	(6,528)	(5,001)	(1,527)
Net investment income	$410,845	$292,662	$118,183

Net investment income was $410.8 million in the second quarter of 2024, compared to $292.7 million in the second quarter of 2023, an increase of $118.2 million. This increase was primarily driven by higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity and short term portfolios.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2024	2023	Change
(in thousands)
Net realized gains (losses) on fixed maturity investments trading	(65,813)	(74,212)	8,399
Net unrealized gains (losses) on fixed maturity investments trading	(24,848)	(139,793)	114,945
Net realized and unrealized gains (losses) on fixed maturity investments trading	(90,661)	(214,005)	123,344
Net realized and unrealized gains (losses) on investment-related derivatives (1)	10,374	(65,051)	75,425
Net realized gains (losses) on equity investments	15	(18,755)	18,770
Net unrealized gains (losses) on equity investments	(5,507)	20,627	(26,134)
Net realized and unrealized gains (losses) on equity investments	(5,492)	1,872	(7,364)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(34,107)	38,186	(72,293)
Net realized and unrealized gains (losses) on other investments - other	(7,698)	16,217	(23,915)
Net realized and unrealized gains (losses) on investments	$(127,584)	$(222,781)	$95,197

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
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
Net realized and unrealized losses on investments were $127.6 million in the second quarter of 2024, compared to net realized and unrealized losses of $222.8 million in the second quarter of 2023. Principally impacting our net realized and unrealized losses on investments in the second quarter of 2024 were:
•net realized and unrealized losses on our fixed maturity investments trading portfolio of $90.7 million in the second quarter of 2024, compared to net realized and unrealized losses of $214.0 million in the second quarter of 2023, driven by generally lower increases in interest rates in the second quarter of 2024 compared to the second quarter of 2023;
•net realized and unrealized gains on investment-related derivatives of $10.4 million in the second quarter of 2024, driven by net gains on commodity futures as a result of commodity price movements, compared to net realized and unrealized losses of $65.1 million in the second quarter of 2023, driven by net losses on interest rate futures and credit default swaps due to interest rate increases and tightening credit spreads; and
•net realized and unrealized losses on catastrophe bonds of $34.1 million in the second quarter of 2024 compared to net realized and unrealized gains of $38.2 million in the second quarter of 2023, which is reflective of changes in risk spreads in the wider catastrophe bond market.

Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$(8,815)	$(13,488)	$4,673

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
In the second quarter of 2024, net foreign exchange losses were $8.8 million compared to $13.5 million in the second quarter of 2023. The net foreign exchange losses in the second quarter of 2024 and 2023 were primarily driven by losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in addition to the impact of certain foreign exchange exposures related to our underwriting activities.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended June 30,	2024	2023	Change
(in thousands)
Equity in earnings (losses) of other ventures	$12,590	$7,700	$4,890

Equity in earnings of other ventures represents our pro-rata share of the net income from our investments in a select group of insurance and insurance-related companies, including the Tower Hill Companies and Top Layer. Except for Top Layer, which is recorded on a current quarter basis, equity in earnings of other ventures is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Earnings from our investments in other ventures were $12.6 million in the second quarter of 2024, compared to $7.7 million in the second quarter of 2023, an increase of $4.9 million. The increase was principally driven by increased profitability of our equity investments during the second quarter of 2024, as certain insurance and insurance-related companies reported higher net income in the second quarter of 2024 compared to the second quarter of 2023, as a result of negative fair value movements within their underlying investment portfolios in the prior period.
Corporate Expenses

Three months ended June 30,	2024	2023	Change
(in thousands)
Corporate expenses	$35,159	$23,371	$11,788

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

Corporate expenses were $35.2 million in the second quarter of 2024, compared to $23.4 million in the second quarter of 2023, an increase of $11.8 million, which was primarily driven by $17.3 million of expenses associated with the Validus Acquisition, compared to $11.3 million in the comparative quarter. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.

Income Tax Benefit (Expense)

Three months ended June 30,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$20,848	$(5,942)	$26,790

We recognized an income tax benefit of $20.8 million in the second quarter of 2024, compared to an income tax expense of $5.9 million in the second quarter of 2023. The decrease in income tax expense was primarily driven by a $33.7 million deferred tax benefit resulting from the merger of RREAG and Validus Switzerland, partially offset by higher income tax expense as a result of increased underwriting and net investment income in the second quarter of 2024 compared to the second quarter of 2023.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$152,511	$59,527	$92,984
Redeemable noncontrolling interest - Vermeer	56,624	52,163	4,461
Redeemable noncontrolling interest - Medici	13,249	62,190	(48,941)
Redeemable noncontrolling interest - Fontana	2,347	1,027	1,320
Net income (loss) attributable to redeemable noncontrolling interests	$224,731	$174,907	$49,824

Our net income (loss) attributable to redeemable noncontrolling interests was $224.7 million in the second quarter of 2024, compared to $174.9 million in the second quarter of 2023, an increase of $49.8 million. This increase was primarily due to the following:
•DaVinci, which had an increase in net income in the second quarter of 2024 compared to the second quarter of 2023, primarily resulting from strong underwriting results and an increase in total investment result;
•Vermeer, which had an increase in net income in the second quarter of 2024 compared to the second quarter of 2023, primarily resulting from strong underwriting results; and
•Fontana, which had an increase in net income in the second quarter of 2024 compared to the second quarter of 2023, primarily resulting from improved underwriting results; partially offset by
•Medici, which had a decrease in net income in the second quarter of 2024 compared to the second quarter of 2023, primarily resulting from a decrease in net realized and unrealized gains on catastrophe bonds, and partially offset by a decrease in net foreign exchange losses.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Six months ended June 30,	2024	2023	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$7,416,179	$5,441,882	$1,974,297
Net premiums written	$6,038,084	$4,459,506	$1,578,578
Net premiums earned	$4,985,225	$3,465,812	$1,519,413
Net claims and claim expenses incurred	2,475,625	1,732,411	743,214
Acquisition expenses	1,275,359	854,802	420,557
Operational expenses	214,223	157,965	56,258
Underwriting income (loss)	$1,020,018	$720,634	$299,384

Net investment income	$801,620	$547,040	$254,580
Net realized and unrealized gains (losses) on investments	(341,238)	56,670	(397,908)
Total investment result	$460,382	$603,710	$(143,328)

Net income (loss)	$1,347,090	$1,215,066	$132,024
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$859,844	$755,087	$104,757

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$16.35	$16.71	$(0.36)
Dividends per common share	$0.78	$0.76	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	53.8%	53.9%	(0.1)	pts
Net claims and claim expense ratio – prior accident years	(4.1)%	(3.9)%	(0.2)	pts
Net claims and claim expense ratio – calendar year	49.7%	50.0%	(0.3)	pts
Underwriting expense ratio	29.8%	29.2%	0.6	pts
Combined ratio	79.5%	79.2%	0.3	pts

Return on average common equity - annualized	19.0%	28.9%	(9.9)	pts

Book value	June 30, 2024	December 31, 2023	Change
Book value per common share	$179.87	$165.20	$14.67
Accumulated dividends per common share	27.30	26.52	0.78
Book value per common share plus accumulated dividends	$207.17	$191.72	$15.45
Change in book value per common share plus change in accumulated dividends	9.4%

Net income available to RenaissanceRe common shareholders was $859.8 million in the six months ended June 30, 2024, compared to $755.1 million in the six months ended June 30, 2023. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2024, we generated an annualized return on average common equity of 19.0% and our book value per common share increased from $165.20 at December 31, 2023 to $179.87 at June 30, 2024, a 9.4% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the six months ended June 30, 2024, on a comparative basis to the six months ended June 30, 2023, include:
•Underwriting Results - we generated underwriting income of $1.0 billion and had a combined ratio of 79.5% in the six months ended June 30, 2024, compared to underwriting income of $720.6 million and a combined ratio of 79.2% in the six months ended June 30, 2023. Our underwriting income in the six months ended June 30, 2024 was comprised of our Property segment, which generated underwriting income of $986.1 million and had a combined ratio of 48.6%, and our Casualty and Specialty segment, which generated underwriting income of $33.9 million and had a combined ratio of 98.9%. In comparison, our underwriting income in the six months ended June 30, 2023 was comprised of our Property segment, which generated underwriting income of $579.7 million and had a combined ratio of 59.9%, and our Casualty and Specialty segment, which generated underwriting income of $140.9 million and had a combined ratio of 93.0%;
Included in our underwriting results in the six months ended June 30, 2024 was the impact of the 2024 Large Loss Events, which resulted in a net negative impact on the underwriting result of $142.5 million and added 2.9 percentage points to the consolidated combined ratio. In comparison, our underwriting results in the six months ended June 30, 2023 were impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $147.6 million and added 4.5 percentage points to the combined ratio, all within our Property segment;
•Gross Premiums Written - our gross premiums written increased by $2.0 billion, or 36.3%, to $7.4 billion, in the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This was comprised of an increase of $1.0 billion in our Casualty and Specialty segment and an increase of $936.2 million in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $460.4 million in the six months ended June 30, 2024, compared to $603.7 million in the six months ended June 30, 2023, a decrease of $143.3 million. The primary drivers of the lower total investment result was a decrease of $397.9 million in net realized and unrealized gains on investments, partially offset by an increase in net investment income of $254.6 million. The change in net realized and unrealized gains (losses) was due to increased losses on the fixed maturity trading portfolio of $286.1 million, driven by generally higher increases in medium and long term interest rates during 2024 compared to 2023, as well as losses of $77.5 million on catastrophe bonds, due to changes in risk spreads in the wider catastrophe bond market. The increase in net investment income was driven by higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $469.6 million in the six months ended June 30, 2024, compared to $442.3 million in the six months ended June 30, 2023. Net income attributable to redeemable noncontrolling interests in the six months ended June 30, 2024 was primarily driven by underwriting income generated by DaVinci, Vermeer and Medici, and net investment income resulting from higher average invested assets and higher yielding assets within the investment portfolios of our joint ventures and managed funds;
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $105.2 million resulting from the 2024 Large Loss Events. This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $98.1 million resulting from the 2023 Large Loss Events.

2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our segment underwriting results and consolidated combined ratio in the six months ended June 30, 2024.

Six months ended June 30, 2024	2024 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(81,544)
Net negative impact on Casualty and Specialty segment underwriting result	(60,953)
Net negative impact on underwriting result	$(142,497)
Percentage point impact on consolidated combined ratio	2.9

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the six months ended June 30, 2024 of the 2024 Large Loss Events.

Six months ended June 30, 2024	2024 Large Loss Events (1)
(in thousands)
Net claims and claims expenses incurred	$(163,145)
Assumed reinstatement premiums earned	26,420
Ceded reinstatement premiums earned	(9,543)
Earned (lost) profit commissions	3,771
Net negative impact on underwriting result	(142,497)
Redeemable noncontrolling interest	37,320
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(105,177)

(1)“2024 Large Loss Events” includes: the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024; a series of severe convective storms that impacted the southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; and certain aggregate loss contracts triggered during 2024.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$3,642,979	$2,706,805	$936,174
Net premiums written	$2,756,278	$2,164,484	$591,794
Net premiums earned	$1,916,917	$1,446,106	$470,811
Net claims and claim expenses incurred	427,603	469,602	(41,999)
Acquisition expenses	374,127	285,925	88,202
Operational expenses	129,049	110,890	18,159
Underwriting income (loss)	$986,138	$579,689	$406,449

Net claims and claim expenses incurred – current accident year	$606,661	$582,934	$23,727
Net claims and claim expenses incurred – prior accident years	(179,058)	(113,332)	(65,726)
Net claims and claim expenses incurred – total	$427,603	$469,602	$(41,999)

Net claims and claim expense ratio – current accident year	31.6%	40.3%	(8.7)	pts
Net claims and claim expense ratio – prior accident years	(9.3)%	(7.8)%	(1.5)	pts
Net claims and claim expense ratio – calendar year	22.3%	32.5%	(10.2)	pts
Underwriting expense ratio	26.3%	27.4%	(1.1)	pts
Combined ratio	48.6%	59.9%	(11.3)	pts

Property Gross Premiums Written
In the six months ended June 30, 2024, our Property segment gross premiums written increased by $936.2 million, or 34.6%, to $3.6 billion, compared to $2.7 billion in the six months ended June 30, 2023.
Gross premiums written in the catastrophe class of business were $2.6 billion in the six months ended June 30, 2024, an increase of $675.3 million, or 35.0%, compared to the six months ended June 30, 2023. This increase was principally driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, during the six months ended June 30, 2024.
Gross premiums written in the other property class of business were $1.0 billion in the six months ended June 30, 2024, an increase of $260.9 million, or 33.6%, compared to the six months ended June 30, 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition and organic growth in both our catastrophe and non-catastrophe exposed business.
Property Ceded Premiums Written

Six months ended June 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$886,701	$542,321	$344,380

Ceded premiums written in our Property segment increased 63.5%, to $886.7 million, in the six months ended June 30, 2024, compared to $542.3 million in the six months ended June 30, 2023. The increase in ceded purchases reflects our larger portfolio resulting from the Validus Acquisition and organic growth, as well as increased utilization of Upsilon, as part of our gross-to-net strategy.

Property Net Premiums Written

Six months ended June 30,	2024	2023	Change
(in thousands)
Net premiums written	$2,756,278	$2,164,484	$591,794

Net premiums written in our Property segment were $2.8 billion in the six months ended June 30, 2024, an increase of $591.8 million, or 27.3%, compared to the six months ended June 30, 2023, consistent with the changes in gross premiums written discussed above, partially offset by an increase in ceded premiums written as part of our gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $986.1 million in the six months ended June 30, 2024, compared to $579.7 million in the six months ended June 30, 2023, an increase in underwriting income of $406.4 million. In the six months ended June 30, 2024, our Property segment generated a net claims and claim expense ratio of 22.3%, an underwriting expense ratio of 26.3% and a combined ratio of 48.6%, compared to 32.5%, 27.4% and 59.9%, respectively, in the six months ended June 30, 2023.
Impacting the Property segment underwriting result and combined ratio in the six months ended June 30, 2024 were the 2024 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $81.5 million and added 4.6 percentage points to its combined ratio, reflecting impacts in both the catastrophe and other property class of business. In comparison, the six months ended June 30, 2023 was impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $147.6 million and added 11.3 percentage points to its combined ratio.
The net claims and claim expense ratio of 22.3% was comprised of a current accident year net claims and claim expense ratio of 31.6% and 9.3 percentage points of net favorable development on prior accident years, primarily in the catastrophe class of business in the 2021 to 2023 accident years. In comparison, the six months ended June 30, 2023 had a net claims and claim expense ratio of 32.5%, comprised of a current accident year net claims and claim expense ratio of 40.3% and 7.8 percentage points of net favorable development on prior accident years. The decrease of 8.7 percentage points in the current accident year net claims and claim expense ratio is primarily as a result of a lower impact from the 2024 Large Loss Events which contributed 4.8 percentage points to the current accident year net claims and claim expense ratio in the six months ended June 30, 2024, compared to 11.6 percentage points in the six months ended June 30, 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio decreased 1.1 percentage points, largely driven by a 1.0 percentage point decrease in the operating expense ratio primarily due to an increase in net premiums earned as well as continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business, partially offset by the increase in acquisition expenses from purchase accounting adjustments relating to the Validus Acquisition, which added 2.0 percentage points to the acquisition expense ratio in the six months ended June 30, 2024.
In the six months ended June 30, 2024, Property segment underwriting income was reduced by total purchase accounting adjustments of $44.6 million, which added 2.4 percentage points to the Property segment combined ratio.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$3,773,200	$2,735,077	$1,038,123
Net premiums written	$3,281,806	$2,295,022	$986,784
Net premiums earned	$3,068,308	$2,019,706	$1,048,602
Net claims and claim expenses incurred	2,048,022	1,262,809	785,213
Acquisition expenses	901,232	568,877	332,355
Operational expenses	85,174	47,075	38,099
Underwriting income (loss)	$33,880	$140,945	$(107,065)

Net claims and claim expenses incurred – current accident year	$2,074,316	$1,286,327	$787,989
Net claims and claim expenses incurred – prior accident years	(26,294)	(23,518)	(2,776)
Net claims and claim expenses incurred – total	$2,048,022	$1,262,809	$785,213

Net claims and claim expense ratio – current accident year	67.6%	63.7%	3.9	pts
Net claims and claim expense ratio – prior accident years	(0.9)%	(1.2)%	0.3	pts
Net claims and claim expense ratio – calendar year	66.7%	62.5%	4.2	pts
Underwriting expense ratio	32.2%	30.5%	1.7	pts
Combined ratio	98.9%	93.0%	5.9	pts

Casualty and Specialty Gross Premiums Written
In the six months ended June 30, 2024, our Casualty and Specialty segment gross premiums written increased by $1.0 billion, or 38.0%, to $3.8 billion, compared to $2.7 billion in the six months ended June 30, 2023. This increase is principally due to the renewal of business acquired in the Validus Acquisition, in conjunction with the retention and organic growth of legacy lines, and is primarily reflected in the other specialty, general casualty and credit classes of business, which grew by $640.2 million, $376.1 million and $127.8 million, respectively, compared to the six months ended June 30, 2023. This increase is partially offset by reductions to premium estimates on business underwritten in prior years in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, which included positive premium adjustments. These changes in premium estimates occurred across various classes of business, but principally in the professional liability class of business which decreased by $106.0 million compared to the six months ended June 30, 2023, and is largely driven by adjustments received on reported premiums and revised ceding company estimates.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$491,394	$440,055	$51,339

Ceded premiums written in our Casualty and Specialty segment increased by 11.7%, to $491.4 million, in the six months ended June 30, 2024, compared to $440.1 million in the six months ended June 30, 2023, primarily driven by the increase in gross premiums written subject to our retrocessional reinsurance programs, and partially offset by a decrease in amount of quota share retrocessional coverage purchased.

Casualty and Specialty Net Premiums Written

Six months ended June 30,	2024	2023	Change
(in thousands)
Net premiums written	$3,281,806	$2,295,022	$986,784

Net premiums written in our Casualty and Specialty segment decreased by $986.8 million, or 43.0%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $33.9 million in the six months ended June 30, 2024, compared to $140.9 million in the six months ended June 30, 2023. In the six months ended June 30, 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.7%, an underwriting expense ratio of 32.2% and a combined ratio of 98.9%, compared to 62.5%, 30.5% and 93.0%, respectively, in the six months ended June 30, 2023.
The increase in the Casualty and Specialty segment combined ratio in the six months ended June 30, 2024 to 98.9% was principally driven by an increase of 4.2 percentage points in the net claims and claims expense ratio, mainly as a result of losses related to the Baltimore Bridge Collapse, which added approximately 2.0 percentage points to the current accident year net claims and claim expense ratio, as well as higher losses in the professional liability and credit classes of business during the second quarter.
During the six months ended June 30, 2024 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $26.3 million, or 0.9 percentage points, compared to $23.5 million, or 1.2 percentage points during the six months ended June 30, 2023. The net favorable development during the six months ended June 30, 2024 and the six months ended June 30, 2023 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our other specialty and credit classes of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio increased 1.7 percentage points driven by a 1.2 percentage point increase in the acquisition expense ratio from the impact of purchase accounting adjustments.
In the six months ended June 30, 2024, Casualty and Specialty segment underwriting income was reduced by total purchase accounting adjustments of $78.8 million, which added 2.6 percentage points to the Casualty and Specialty segment combined ratio.

Fee Income

Six months ended June 30,	2024	2023	Change
(in thousands)
Management fee income
Joint ventures	$78,203	$58,311	$19,892
Structured reinsurance products and other	14,475	13,623	852
Managed funds	18,702	12,410	6,292
Total management fee income	111,380	84,344	27,036

Performance fee income
Joint ventures	38,176	14,887	23,289
Structured reinsurance products and other	11,479	1,558	9,921
Managed funds	6,592	664	5,928
Total performance fee income	56,247	17,109	39,138
Total fee income	$167,627	$101,453	$66,174

In the six months ended June 30, 2024, total fee income earned through our third-party capital management activities increased by $66.2 million, to $167.6 million, compared to $101.5 million in the six months ended June 30, 2023, driven by both higher management fee income and higher performance fee income.
Management fee income increased $27.0 million compared to the six months ended June 30, 2023, driven by increased capital managed at DaVinci and Fontana, as well as the addition of fees earned by AlphaCat Managers.
Performance fee income increased $39.1 million compared to the six months ended June 30, 2023, driven by current underwriting year results and favorable development on prior year events, primarily in DaVinci and certain structured reinsurance products.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Six months ended June 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$27,686	$21,325	$6,361
Equity in earnings of other ventures	(698)	(558)	(140)
Net income (loss) attributable to redeemable noncontrolling interest	140,639	80,686	59,953
Total fee income	$167,627	$101,453	$66,174

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $27.7 million includes $28.0 million of management fee income, recorded as a reduction to operational expenses and $(0.3) million of performance fee income recorded as an increase to acquisition expenses (2023 - $21.3 million, $22.7 million and $(1.4) million, respectively).

In addition to the $27.7 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Six months ended June 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$27,686	$21,325	$6,361
Underwriting income (loss) - additional fee income on underwriting-related activities	37,336	50,840	(13,504)
Total fees recorded through underwriting income (loss)(1)	$65,022	$72,165	$(7,143)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	1.3%	2.1%	(0.8)	pts

(1)The $65.0 million includes $58.4 million of management fee income, recorded as a reduction to operational expenses and $6.6 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $72.2 million, $65.5 million and $6.7 million, respectively).
Net Investment Income

Six months ended June 30,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$531,189	$325,239	$205,950
Short term investments	95,177	83,181	11,996
Equity investments	1,149	6,165	(5,016)
Other investments
Catastrophe bonds	116,685	88,353	28,332
Other	38,588	45,391	(6,803)
Cash and cash equivalents	30,121	8,849	21,272
	812,909	557,178	255,731
Investment expenses	(11,289)	(10,138)	(1,151)
Net investment income	$801,620	$547,040	$254,580

Net investment income was $801.6 million in the six months ended June 30, 2024, compared to $547.0 million in the six months ended June 30, 2023, an increase of $254.6 million, which was primarily driven by higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity and short term portfolios.

Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2024	2023	Change
(in thousands)
Net realized gains (losses) on fixed maturity investments trading	(56,017)	(178,977)	122,960
Net unrealized gains (losses) on fixed maturity investments trading	(236,844)	172,233	(409,077)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(292,861)	(6,744)	(286,117)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(47,432)	(52,889)	5,457
Net realized gains (losses) on equity investments	15	(27,493)	27,508
Net unrealized gains (losses) on equity investments	7,590	59,778	(52,188)
Net realized and unrealized gains (losses) on equity investments	7,605	32,285	(24,680)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(15,200)	62,312	(77,512)
Net realized and unrealized gains (losses) on other investments - other	6,650	21,706	(15,056)
Net realized and unrealized gains (losses) on investments	$(341,238)	$56,670	$(397,908)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” for additional information.
Net realized and unrealized losses on investments were $341.2 million in the six months ended June 30, 2024, compared to gains of $56.7 million in the six months ended June 30, 2023, a decrease of $397.9 million. Principally impacting our net realized and unrealized losses on investments in the six months ended June 30, 2024 were:
•net realized and unrealized losses on our fixed maturity investments trading portfolio of $292.9 million compared to $6.7 million in the six months ended June 30, 2023, primarily as a result of generally higher increases in medium and long term interest rates in the six months ended June 30, 2024 compared to the six months ended June 30, 2023;
•net realized and unrealized losses on catastrophe bonds of $15.2 million, compared to net realized and unrealized gains of $62.3 million in the six months ended June 30, 2023. The net realized and unrealized gains (losses) are primarily reflected in the Medici portfolio, and are predominantly attributable to third-party investors and allocated through net income (loss) attributable to redeemable noncontrolling interest. Net realized and unrealized losses in the six months ended June 30, 2024 were the result of the widening of risk spreads in the catastrophe bond market, compared to the six months ended June 30, 2023, when there was a tightening of risk spreads; and
•net realized and unrealized gains on equity investments of $7.6 million compared to $32.3 million in the six months ended June 30, 2023, a decrease of $24.7 million. Both the current and comparative equity investment results were in line with public equity pricing movements. We reduced our exposure to public equities during the six months ended June 30, 2023 meaning net realized and unrealized gains on equity investments were less prominent in 2024.

Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$(44,498)	$(27,991)	$(16,507)

In the six months ended June 30, 2024, net foreign exchange losses were $44.5 million compared to $28.0 million in the six months ended June 30, 2023. The net foreign exchange losses for the six months ended June 30, 2024 and 2023 were driven by losses attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in addition to the impact of certain foreign exchange exposures related to our underwriting activities.
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
Equity in Earnings of Other Ventures

Six months ended June 30,	2024	2023	Change
(in thousands)
Equity in earnings (losses) of other ventures	$26,717	$17,230	$9,487

Earnings from our investments in other ventures was $26.7 million in the six months ended June 30, 2024, compared to $17.2 million in the six months ended June 30, 2023, an increase of $9.5 million. The increase was principally driven by increased profitability of certain of our insurance and insurance-related equity investments which reported higher net income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of negative fair value movements within their underlying investment portfolios in the prior period.
Corporate Expenses

Six months ended June 30,	2024	2023	Change
(in thousands)
Corporate expenses	$74,411	$36,214	$38,197

Corporate expenses increased $38.2 million to $74.4 million, in the six months ended June 30, 2024, compared to $36.2 million in the six months ended June 30, 2023. The increase was primarily driven by $37.6 million of expenses associated with the Validus Acquisition, compared to $11.3 million in the comparative quarter.

Tax Benefit (Expense)

Six months ended June 30,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$5,476	$(34,844)	$40,320

In the six months ended June 30, 2024, we recognized an income tax benefit of $5.5 million, compared to an income tax expense of $34.8 million in the six months ended June 30, 2023. The decrease in income tax expense was primarily driven by a $33.7 million deferred tax benefit resulting from the planned merger of RREAG and Validus Switzerland which was successfully completed in the second quarter of 2024.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$300,524	$225,609	$74,915
Redeemable noncontrolling interest - Vermeer	109,595	99,568	10,027
Redeemable noncontrolling interest - Medici	59,518	107,259	(47,741)
Redeemable noncontrolling interest - Fontana	(79)	9,855	(9,934)
Net income (loss) attributable to redeemable noncontrolling interests	$469,558	$442,291	$27,267

Our net income attributable to redeemable noncontrolling interests was $469.6 million compared to $442.3 million in the six months ended June 30, 2023, an increase of $27.3 million. The increase was primarily driven by the following:
•DaVinci, which had net income in the six months ended June 30, 2024, primarily resulting from improved underwriting results and higher net investment income, partially offset by higher realized and unrealized losses on investments in the six months ended June 30, 2024, compared to the prior year; and
•Vermeer, which had higher net income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily resulting from improved underwriting results in the six months ended June 30, 2024; partially offset by
•Medici, which had lower net income in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, due to net realized and unrealized losses on its catastrophe bond portfolio in the current period, compared to net realized and unrealized gains in the six months ended June 30, 2023; and
•Fontana, which had a net loss in the six months ended June 30, 2024, compared to a net income in the six months ended June 30, 2023, primarily resulting from lower underwriting results, and an increase in net realized and unrealized losses on its investments, partially offset by higher net investment income in the six months ended June 30, 2024.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2024. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023.
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
We attempt to structure our organization in a way that facilitates efficient capital movements between RenaissanceRe and our operating subsidiaries and to ensure that adequate liquidity is available when required, giving consideration to applicable laws and regulations, and the domiciliary location of sources of liquidity and related obligations. For example, our internal investment structures and cash pooling arrangements among RenaissanceRe and certain of our subsidiaries help to efficiently facilitate capital and liquidity movements.
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high-quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. In 2024, we received significant distributions of capital from many of our principal operating subsidiaries, both in the ordinary course and in connection with the integration of Validus and streamlining of our corporate structure following the Validus Acquisition. For example, we received dividends from Validus Re and from RREAG, following the merger of Validus Switzerland and RREAG in June 2024.
However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries or may be contractually required to contribute capital to our subsidiaries, joint ventures or managed funds. For example, in 2023, RenaissanceRe contributed capital to RenaissanceRe Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries, such as the launch of Fontana in 2022. Examples of our contractual requirements to make capital contributions to our subsidiaries or joint ventures or managed funds include our net worth maintenance agreements with certain operating subsidiaries and Renaissance Reinsurance’s obligation to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.

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

At June 30, 2024	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	496,466
Unsecured	681,834
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,478,300

(1)At June 30, 2024, no amounts were issued or drawn under this facility.
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
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At June 30, 2024, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £705.7 million (December 31, 2023 - £730.9 million). Actual FAL posted for Syndicate 1458 at June 30, 2024 by RenaissanceRe Corporate Capital (UK) Limited was $938.5 million (December 31, 2023 - $935.8 million), supported by a $225.0 million letter of credit and a $713.5 million deposit of cash and fixed maturity securities (December 31, 2023 - $225.0 million and $710.8 million, respectively). Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.

Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance, RREAG, and Validus Re, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of June 30, 2024, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.

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

	At June 30, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$586,427	$259,838	$584,708	$381,497
DaVinci Reinsurance	175,381	51,067	174,352	114,203
Validus Re	604,560	432,041	625,100	529,149
RREAG, as successor in interest to Validus Switzerland	1,508,628	1,286,101	1,342,339	1,298,712

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At June 30, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$191,380	$117,375	$193,922	$129,380
DaVinci Reinsurance	215,530	120,250	215,560	125,184
RREAG	107,575	74,537	103,632	75,380

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2023. As of June 30, 2024, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2023.

Cash Flows

Six months ended June 30,	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$1,895,765	$626,674
Net cash provided by (used in) investing activities	(1,283,608)	(3,181,266)
Net cash provided by (used in) financing activities	(853,740)	2,301,798
Effect of exchange rate changes on foreign currency cash	(8,788)	2,390
Net increase (decrease) in cash and cash equivalents	(250,371)	(250,404)
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,627,147	$943,935

2024
During the six months ended June 30, 2024, our cash and cash equivalents decreased by $250.4 million, to $1.6 billion at June 30, 2024, compared to $1.9 billion at December 31, 2023.
Cash flows provided by operating activities.
Cash flows provided by operating activities during the six months ended June 30, 2024 were $1.9 billion, compared to $626.7 million during the six months ended June 30, 2023. Cash flows provided by operating activities during the six months ended June 30, 2024 were primarily the result of certain adjustments to reconcile our net income of $1.3 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.6 billion due to the increase in gross premiums written across both our Property and Casualty and Specialty segments;
•a decrease in reinsurance recoverable of $489.6 million due to prior year favorable development across the 2017 through 2020 accident years, in addition to paid recoveries;
•net realized and unrealized losses on investments of $293.8 million, primarily driven by generally higher increases in medium- and long-term interest rates during 2024, as well as losses on catastrophe bonds due to changes in risk spreads in the wider catastrophe bond market;
•an increase in reserve for claims and claim expenses of $254.1 million, primarily resulting from an increase in reserves in our Casualty and Specialty segment, largely driven by an increase in earned premiums due to the renewal of business acquired in the Validus Acquisition and organic growth, resulting in additional attritional reserves, partially offset by a decrease in reserves in our Property segment primarily due to paid losses and prior year favorable development; and
•an increase in reinsurance balances payable of $201.3 million, principally driven by the timing of payments related to underwriting activity; partially offset by
•an increase in premiums receivable of $1.5 billion due to the timing of receipts and an increase in our gross premiums written; and
•an increase in prepaid reinsurance premiums of $509.2 million due to the increase in ceded premiums written across both our Property and Casualty and Specialty segments.
Cash flows used in investing activities.
During the six months ended June 30, 2024, our cash flows used in investing activities were $1.3 billion, principally reflecting net purchases of fixed maturity investments trading of $1.2 billion and other investments of $269.2 million, partially offset by cash flows from net sales of short term investments of $288.2 million. The net purchases of fixed maturity investments trading and other investments was primarily funded by cash flows provided by operating activities, as described above.

Cash flows used in financing activities.
Our cash flows used in financing activities in the six months ended June 30, 2024 were $853.7 million, and were principally the result of:
•net outflows of $665.2 million primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer;
•common share repurchases of $108.5 million; and
•repayment of debt of $75.0 million related to the Medici Revolving Credit Facility.
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
Our cash flows provided by financing activities in the six months ended June 30, 2023 were $2.3 billion, and were principally the result of:
•the issuance in May 2023 of 7,245,000 of our common shares in an underwritten public offering at a public offering price of $192.00 per share. The total net proceeds from the offering were $1,352.6 million;
•the issuance in June 2023 of $750.0 million of 5.750% Senior Notes due June 5, 2033, with net proceeds from the offering of $741.6 million;
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At June 30, 2024	At December 31, 2023	Change
(in thousands)
Common shareholders’ equity	$9,428,895	$8,704,958	$723,937
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	10,178,895	9,454,958	723,937

5.750% Senior Notes due 2033	741,594	741,124	470
3.600% Senior Notes due 2029	395,592	395,137	455
3.450% Senior Notes due 2027	298,517	298,270	247
3.700% Senior Notes due 2025	299,722	299,537	185
4.750% Senior Notes due 2025 (DaVinci) (1)	149,742	149,587	155
Total senior notes	1,885,167	1,883,655	1,512
Medici Revolving Credit Facility (2)	75,000	75,000	—
Total debt	$1,960,167	$1,958,655	$1,512

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
Our shareholders’ equity attributable to RenaissanceRe increased $723.9 million during the six months ended June 30, 2024 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $878.3 million; partially offset by
•$40.9 million and $17.7 million of dividends on our common and preference shares, respectively.
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

Investments
The table below shows our invested assets:

	June 30, 2024		December 31, 2023		Change
(in thousands, except percentages)
U.S. treasuries	$10,165,179	33.2%	$10,060,203	34.4%	$104,976
Corporate (1)	7,253,535	23.8%	6,499,075	22.2%	754,460
Residential mortgage-backed	1,762,405	5.8%	1,420,362	4.9%	342,043
Asset-backed	1,458,394	4.8%	1,491,695	5.0%	(33,301)
Agencies	568,308	1.9%	489,117	1.7%	79,191
Non-U.S. government	563,512	1.8%	483,576	1.7%	79,936
Commercial mortgage-backed	320,738	1.1%	433,080	1.5%	(112,342)
Total fixed maturity investments, at fair value	22,092,071	72.4%	20,877,108	71.4%	1,214,963
Short term investments, at fair value	4,361,052	14.3%	4,604,079	15.8%	(243,027)
Equity investments, at fair value	114,405	0.4%	106,766	0.4%	7,639
Catastrophe bonds	1,901,612	6.2%	1,942,199	6.7%	(40,587)
Fund investments	1,765,892	5.8%	1,415,804	4.9%	350,088
Term loans	96,639	0.3%	97,658	0.3%	(1,019)
Direct private equity investments	45,278	0.1%	59,905	0.2%	(14,627)
Total other investments, at fair value	3,809,421	12.4%	3,515,566	12.1%	293,855
Investments in other ventures, under equity method	151,608	0.5%	112,624	0.3%	38,984
Total investments	$30,528,557	100.0%	$29,216,143	100.0%	$1,312,414

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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2024	December 31, 2023	Change
(in thousands)
Catastrophe bonds	$1,901,612	$1,942,199	$(40,587)
Fund investments	1,765,892	1,415,804	350,088
Term loans	96,639	97,658	(1,019)
Direct private equity investments	45,278	59,905	(14,627)
Total other investments	$3,809,421	$3,515,566	$293,855

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded a net loss of $12.9 million for the six months ended June 30, 2024 ($2.8 million for the six months ended June 30, 2023), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers in the current period.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $4.0 billion, of which $2.4 billion has been contributed at June 30, 2024 (December 31, 2023 - $3.6 billion and $2.0 billion, respectively). Our remaining commitments to these investments at June 30, 2024 totaled $1.6 billion (December 31, 2023 - $1.6 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have issuer credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their rating methodology, which could have a material impact on our ratings.
In addition, S&P and A.M. Best assess companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned.
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of July 22, 2024 are presented below.

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
As of July 22, 2024, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2023.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe, which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023 and “Note 7. Debt and Credit Facilities” included herein.
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

Summarized Balance Sheets

(in thousands)	June 30, 2024	December 31, 2023
Assets
Receivables due from non-obligor subsidiaries	$1,405,033	$17,992
Other current assets	506,359	530,471
Total current assets	$1,911,392	$548,463

Goodwill and other intangibles	$100,086	$101,509
Loan receivable from non-obligor subsidiaries	642,163	624,152
Other noncurrent assets	10,347	39,951
Total noncurrent assets	$752,596	$765,612

Liabilities
Payables due to non-obligor subsidiaries	$15,240	$137,322
Other current liabilities	41,774	87,066
Total current liabilities	$57,014	$224,388

Loan payable to non-obligor subsidiaries	$201,380	$201,380
Other noncurrent liabilities	1,837,664	1,837,360
Total noncurrent liabilities	$2,039,044	$2,038,740

Summarized Statement of Operations

(in thousands)	Six months ended June 30, 2024
Revenues
Intercompany revenue with non-obligor subsidiaries	$39,894
Other revenue	9,364
Total revenues	49,258
Expenses
Intercompany expense with non-obligor subsidiaries	24,360
Other expense	69,608
Total expenses	93,968
Income tax benefit (expense)	2,049
Net income (loss)	(42,661)
Dividends on RenaissanceRe preference shares	(17,688)
Net income (loss) attributable to Obligor Group	$(60,349)

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
In 2023, we accomplished several strategic milestones, including (i) achieving a step change in reinsurance pricing, and (ii) completing the Validus Acquisition, which helped us accelerate our growth in a favorable market. In 2024, our focus has been on execution in order to realize the benefits of the strategic successes we accomplished in 2023.
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
The integration of Validus has been proceeding according to plan, although there is still more work to complete. We have successfully renewed most of the Validus business that we acquired in the Validus Acquisition, and we believe that we achieved our most important objectives: (1) underwriting, by retaining the combined portfolio; (2) people, by retaining key talent; and (3) capital, by streamlining our combined capital management.
We believe that we are in a strong capital position, which has been enhanced by capital that has been freed up as we have progressed with the Validus integration, and provides us with various capital management opportunities.
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
Overall, we were pleased with the outcome of the 2024 mid-year renewals, where we believe that the reinsurance market was appropriately positioned in the insurance value chain, assumed the appropriate level of risk, and was appropriately paid for it.
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
Three Drivers of Profit
We have built a strong foundation across all three drivers of profit, and we had strong overall performance in the second quarter of 2024, reflecting solid contributions from each of our three drivers of profit. This performance was a reflection of our strategy of generating diversified and sustainable earnings streams for our business across underwriting income, fee income and investment income. Having three distinct sources of income makes us more resilient to catastrophe activity, and should reward our shareholders with superior returns.
Underwriting Income
Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that will generate the best returns. Portfolio construction is a continuous process, and we believe that we have constructed a large and profitable underwriting portfolio that has been bolstered by our ability to participate broadly across our clients’ portfolios.
In 2024, we have been focused on continuing to deliver the combined RenaissanceRe and Validus portfolio at attractive rates and terms and conditions. With the majority of renewals now complete, we are confident that we have achieved our goal of delivering a larger, well-diversified combined portfolio while also deepening our partnerships with brokers and clients. Even at our increased scale following the Validus Acquisition, we remain focused on staying nimble to be able to capture attractive opportunities as they arise and exercising discipline to effectively manage our portfolio.

Looking forward to 2025, we believe that demand in the market will continue to grow due to several factors, including inflation of insured values and cedents adjusting their reinsurance budgets. We expect that most of this growth will be at the top end of programs, but may filter down to lower levels as well. We believe that we are well positioned to meet this expected demand due to our flexible underwriting platform, our risk expertise, and the strength and durability of our partnerships with clients and brokers.
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the underwriting changes that we recently made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
At the 2024 mid-year renewals, property reinsurance rates remained attractive. In 2023 we were focused on driving property catastrophe reinsurance pricing, and building off this trend at the recent renewals we maintained a strong level of rate adequacy. The mid-year renewals also evidenced significant new demand in the market that matched, but did not exceed, supply. Overall, we believe that the correct level of risk now resides in the appropriate part of the capital chain.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward.
Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. This access has been enhanced as a result of the larger book of business that we have following the Validus Acquisition. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We believe that we have a prudent reserving process for our casualty and specialty business and remain confident in our reserves.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching it with the appropriate third-party capital. This business improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. Our Capital Partners unit continues to grow into an attractive market and benefited from increased access to desirable risk as a result of the Validus Acquisition. We view this as a growing and sustainable driver of profit that we expect will continue to generate an increase in low-volatility management fee income.
Investment Income
We are benefiting from higher interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities as we saw historic increases in interest rates. This has been enhanced by the increased size of our investment portfolio which continues to grow, including as a result of the Validus Acquisition. We continue to maintain a relatively conservative position for our investment portfolio.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2023, during the six months ended June 30, 2024. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2023 for a discussion of our exposure to these risks.

ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board of Directors has authorized a share repurchase program in an aggregate amount of up to $500.0 million, which was last renewed on May 13, 2024. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made during the second quarter of 2024, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$500,000
April 1 - 30, 2024	22,975	$214.77	—	$—	22,975	$214.77	$495,066
May 1 - 31, 2024 (1)	166,038	$223.63	542	$219.50	165,496	$223.64	482,824
June 1 - 30, 2024	296,600	$224.47	—	$—	296,600	$224.47	$416,246
Total	485,613	$223.72	542	$219.50	485,071	$223.73	$416,246

(1)On May 13, 2024, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million.
During the six months ended June 30, 2024, we repurchased 485.1 thousand common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $108.5 million and an average price of $223.73 per common share. At June 30, 2024, $416.2 million remained available for repurchase under the share repurchase program. Subsequent to June 30, 2024 and through the period ended July 22, 2024, we repurchased 278.6 thousand common shares at an aggregate cost of $61.2 million and an average price of $219.72 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

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

Date: July 25, 2024    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 25, 2024    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)