Form 10-Q
period 2024-09-30
RENAISSANCERE HOLDINGS LTD
filed 2024-11-07
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at November 4, 2024 was 51,939,955.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2023 Large Loss Events”
includes: (1) the wildfires in Hawaii in August 2023 and Hurricane Idalia; (2) a series of large, severe weather events in Texas and other Southern and Central U.S. states in June 2023; (3) the earthquakes in Southern and Central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023 and (4) certain aggregate loss contracts triggered during 2023.

“2024 Large Loss Events”	Hurricane Helene and the Other 2024 Large Loss Events
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“Other 2024 Large Loss Events”
the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024

“Other Q3 2024 Large Loss Events”	a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, and Hurricane Beryl
“Q3 2024 Large Loss Events”	Hurricane Helene and the Other Q3 2024 Large Loss Events
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe”	Renaissance Reinsurance of Europe Unlimited Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.

“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”
collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.

“TWFG”	TWFG, Inc. and its subsidiaries
“U.K.”	United Kingdom
“U.S.”	United States of America
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund, a segregated account of Upsilon Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement
“Validus Business”	the collective business of Validus
“Validus Holdings”	Validus Holdings, Ltd.
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Specialty”	Validus Specialty, LLC
“Validus Switzerland”	Validus Reinsurance (Switzerland) Ltd
“Vermeer”	Vermeer Reinsurance Ltd.

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
•the effect of current or future macroeconomic or geopolitical events or trends, including the ongoing conflicts between Russia and Ukraine, and in the Middle East;
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $23,927,291 at September 30, 2024 (December 31, 2023 – $20,872,450)	$24,287,185	$20,877,108
Short term investments, at fair value – amortized cost $4,302,346 at September 30, 2024 (December 31, 2023 – $4,603,340)	4,302,991	4,604,079
Equity investments, at fair value	133,091	106,766
Other investments, at fair value	4,172,451	3,515,566
Investments in other ventures, under equity method	137,959	112,624
Total investments	33,033,677	29,216,143
Cash and cash equivalents	1,572,911	1,877,518
Premiums receivable	8,226,928	7,280,682
Prepaid reinsurance premiums	1,197,533	924,777
Reinsurance recoverable	4,738,637	5,344,286
Accrued investment income	223,003	205,713
Deferred acquisition costs and value of business acquired	1,719,100	1,751,437
Deferred tax asset	650,712	685,040
Receivable for investments sold	332,048	622,197
Other assets	344,383	323,960
Goodwill and other intangible assets	717,478	775,352
Total assets	$52,756,410	$49,007,105
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses	$21,221,194	$20,486,869
Unearned premiums	7,041,149	6,136,135
Debt	1,935,928	1,958,655
Reinsurance balances payable	3,179,282	3,186,174
Payable for investments purchased	606,601	661,611
Other liabilities	668,673	1,021,872
Total liabilities	34,652,827	33,451,316
Commitments and contingencies
Redeemable noncontrolling interests	6,860,999	6,100,831
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at September 30, 2024 (December 31, 2023 – 30,000)	750,000	750,000
Common shares: $1.00 par value – 51,940,355 shares issued and outstanding at September 30, 2024 (December 31, 2023 – 52,693,887)	51,940	52,694
Additional paid-in capital	1,959,061	2,144,459
Accumulated other comprehensive income (loss)	(13,027)	(14,211)
Retained earnings	8,494,610	6,522,016
Total shareholders’ equity attributable to RenaissanceRe	11,242,584	9,454,958
Total liabilities, noncontrolling interests and shareholders’ equity	$52,756,410	$49,007,105

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2024 and 2023
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Gross premiums written	$2,400,136	$1,618,443	$9,816,315	$7,060,325
Net premiums written	$2,162,504	$1,421,260	$8,200,588	$5,880,766
Decrease (increase) in unearned premiums	420,465	334,616	(632,394)	(659,078)
Net premiums earned	2,582,969	1,755,876	7,568,194	5,221,688
Net investment income	423,859	329,108	1,225,479	876,148
Net foreign exchange gains (losses)	16,804	(25,886)	(27,694)	(53,877)
Equity in earnings (losses) of other ventures	5,718	10,842	32,435	28,072
Other income (loss)	680	(5,866)	799	(6,296)
Net realized and unrealized gains (losses) on investments	943,745	(228,087)	602,507	(171,417)
Total revenues	3,973,775	1,835,987	9,401,720	5,894,318
Expenses
Net claims and claim expenses incurred	1,373,614	861,576	3,849,239	2,593,987
Acquisition expenses	690,338	425,745	1,965,697	1,280,547
Operational expenses	125,261	82,751	339,484	240,716
Corporate expenses	26,078	17,143	100,489	53,357
Interest expense	23,809	22,951	70,522	49,980
Total expenses	2,239,100	1,410,166	6,325,431	4,218,587
Income (loss) before taxes	1,734,675	425,821	3,076,289	1,675,731
Income tax benefit (expense)	(102,012)	(9,295)	(96,536)	(44,139)
Net income (loss)	1,632,663	416,526	2,979,753	1,631,592
Net (income) loss attributable to redeemable noncontrolling interests	(450,176)	(213,695)	(919,734)	(655,986)
Net income (loss) attributable to RenaissanceRe	1,182,487	202,831	2,060,019	975,606
Dividends on preference shares	(8,843)	(8,843)	(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,173,644	$193,988	$2,033,488	$949,075
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$22.68	$3.81	$38.95	$20.17
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$22.62	$3.80	$38.84	$20.13

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Comprehensive income (loss)
Net income (loss)	$1,632,663	$416,526	$2,979,753	$1,631,592
Change in net unrealized gains (losses) on investments, net of tax	84	(199)	250	1,109
Foreign currency translation adjustments, net of tax	298	(257)	934	(153)
Comprehensive income (loss)	1,633,045	416,070	2,980,937	1,632,548
Net (income) loss attributable to redeemable noncontrolling interests	(450,176)	(213,695)	(919,734)	(655,986)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(450,176)	(213,695)	(919,734)	(655,986)
Comprehensive income (loss) attributable to RenaissanceRe	$1,182,869	$202,375	$2,061,203	$976,562

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	52,421	51,182	52,694	43,718
Issuance of shares	—	—	—	7,245
Repurchase of shares	(478)	—	(963)	—
Issuance of restricted stock awards	(3)	(8)	209	211
Ending balance	51,940	51,174	51,940	51,174
Additional paid-in capital
Beginning balance	2,048,921	1,825,215	2,144,459	475,647
Issuance of shares	—	37	—	1,344,363
Repurchase of shares	(106,293)	—	(214,342)	—
Change in redeemable noncontrolling interests	(1,518)	(2,311)	(1,594)	(4,093)
Issuance of restricted stock awards	17,951	13,801	30,538	20,825
Ending balance	1,959,061	1,836,742	1,959,061	1,836,742
Accumulated other comprehensive income (loss)
Beginning balance	(13,409)	(14,050)	(14,211)	(15,462)
Change in net unrealized gains (loss) on investments, net of tax	84	(199)	250	1,109
Foreign currency translation adjustments, net of tax	298	(257)	934	(153)
Ending balance	(13,027)	(14,506)	(13,027)	(14,506)
Retained earnings
Beginning balance	7,340,962	4,790,466	6,522,016	4,071,371
Net income (loss)	1,632,663	416,526	2,979,753	1,631,592
Net (income) loss attributable to redeemable noncontrolling interests	(450,176)	(213,695)	(919,734)	(655,986)
Dividends on common shares	(19,996)	(19,247)	(60,894)	(55,239)
Dividends on preference shares	(8,843)	(8,843)	(26,531)	(26,531)
Ending balance	8,494,610	4,965,207	8,494,610	4,965,207
Total shareholders’ equity	$11,242,584	$7,588,617	$11,242,584	$7,588,617

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2024 and 2023
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2024	September 30, 2023
Cash flows provided by (used in) operating activities
Net income (loss)	$2,979,753	$1,631,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	251,608	(121,068)
Equity in undistributed (earnings) losses of other ventures	13,113	(2,566)
Net realized and unrealized (gains) losses on investments	(552,405)	149,122
Change in:
Premiums receivable	(946,246)	(789,338)
Prepaid reinsurance premiums	(272,756)	(7,504)
Reinsurance recoverable	605,649	457,666
Deferred acquisition costs and value of business acquired	32,337	(95,350)
Reserve for claims and claim expenses	734,325	62,592
Unearned premiums	905,014	663,389
Reinsurance balances payable	(6,892)	(604,675)
Other	(357,594)	55,279
Net cash provided by (used in) operating activities	3,385,906	1,399,139
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	19,075,147	15,300,245
Purchases of fixed maturity investments trading	(21,805,719)	(17,053,131)
Proceeds from sales of equity investments	463	566,022
Purchases of equity investments	(217)	(1,706)
Proceeds from sales of short term investments	24,465,915	25,689,155
Purchases of short term investments	(24,080,234)	(27,466,343)
Proceeds from sales of other investments	784,065	334,214
Purchases of other investments	(1,164,589)	(860,164)
Purchases of investments in other ventures	(56,674)	(20,171)
Return of investment from investment in other ventures	1,301	2,752
Net cash provided by (used in) investing activities	(2,780,542)	(3,509,127)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(60,894)	(55,239)
Dividends paid – preference shares	(26,531)	(26,531)
RenaissanceRe common share issuance, net of expenses	—	1,351,608
RenaissanceRe common share repurchases	(215,305)	—
Issuance of debt, net of expenses	—	740,581
Repayment of Medici Revolving Credit Facility	(100,000)	(30,000)
Drawdown of Medici Revolving Credit Facility	75,000	—
Subscriptions of third-party redeemable noncontrolling interest shares	289,245	481,373
Redemptions of third-party redeemable noncontrolling interest shares	(851,495)	(337,652)
Taxes paid on withholding shares	(21,515)	(20,004)
Net cash provided by (used in) financing activities	(911,495)	2,104,136
Effect of exchange rate changes on foreign currency cash	1,524	7,397
Net increase (decrease) in cash and cash equivalents	(304,607)	1,545
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,572,911	$1,195,884

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	September 30, 2024	December 31, 2023
U.S. treasuries	$11,736,158	$10,060,203
Corporate (1)	7,790,634	6,499,075
Residential mortgage-backed	1,753,318	1,420,362
Asset-backed	1,440,194	1,491,695
Agencies	615,627	489,117
Non-U.S. government	609,355	483,576
Commercial mortgage-backed	341,899	433,080
Total fixed maturity investments trading	$24,287,185	$20,877,108

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,224,238	$1,226,745	$587,720	$582,519
Due after one through five years	12,783,659	12,971,037	11,439,510	11,468,263
Due after five through ten years	5,993,586	6,155,650	5,182,667	5,188,716
Due after ten years	406,699	398,342	307,392	292,473
Mortgage-backed	2,085,663	2,095,217	1,864,520	1,853,442
Asset-backed	1,433,446	1,440,194	1,490,641	1,491,695
Total	$23,927,291	$24,287,185	$20,872,450	$20,877,108

Equity Investments
The following table summarizes the fair value of equity investments:

	September 30, 2024	December 31, 2023
Financials	$131,775	$106,542
Basic materials	754	—
Industrial, utilities and energy	288	—
Consumer	141	212
Communications and technology	101	12
Healthcare	32	—
Total	$133,091	$106,766

Pledged Investments
At September 30, 2024, $10.1 billion (December 31, 2023 - $10.5 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $3.0 billion (December 31, 2023 - $2.9 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At September 30, 2024, the Company held $48.5 million (December 31, 2023 - $159.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Fixed maturity investments trading	$289,687	$188,781	$820,876	$514,020
Short term investments	46,746	66,722	141,923	149,903
Equity investments	670	510	1,819	6,675
Other investments
Catastrophe bonds	61,175	54,583	177,860	142,936
Other	20,937	20,031	59,525	65,422
Cash and cash equivalents	10,226	4,160	40,347	13,009
	429,441	334,787	1,242,350	891,965
Investment expenses	(5,582)	(5,679)	(16,871)	(15,817)
Net investment income	$423,859	$329,108	$1,225,479	$876,148

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net realized gains (losses) on fixed maturity investments trading	$22,052	$(121,112)	$(33,965)	$(300,089)
Net unrealized gains (losses) on fixed maturity investments trading	590,309	(158,226)	353,465	14,007
Net realized and unrealized gains (losses) on fixed maturity investments trading	612,361	(279,338)	319,500	(286,082)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	97,534	30,594	50,102	(22,295)
Net realized gains (losses) on equity investments	340	(10)	355	(27,503)
Net unrealized gains (losses) on equity investments	18,778	2,261	26,368	62,039
Net realized and unrealized gains (losses) on equity investments	19,118	2,251	26,723	34,536
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	66,291	32,474	51,091	94,786
Net realized and unrealized gains (losses) on other investments - other	148,441	(14,068)	155,091	7,638
Net realized and unrealized gains (losses) on investments	$943,745	$(228,087)	$602,507	$(171,417)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$11,736,158	$11,736,158	$—	$—
Corporate (1)	7,790,634	—	7,790,634	—
Residential mortgage-backed	1,753,318	—	1,753,318	—
Asset-backed	1,440,194	—	1,440,194	—
Agencies	615,627	—	615,627	—
Non-U.S. government	609,355	—	609,355	—
Commercial mortgage-backed	341,899	—	341,899	—
Total fixed maturity investments trading	24,287,185	11,736,158	12,551,027	—
Short term investments	4,302,991	141,839	4,161,152	—
Equity investments	133,091	133,091	—	—
Other investments
Catastrophe bonds	1,896,075	—	1,896,075	—
Direct private equity investments	199,039	—	148,005	51,034
Term loans	94,575	—	—	94,575
	2,189,689	—	2,044,080	145,609
Fund investments (2)	1,982,762	—	—	—
Total other investments	4,172,451	—	2,044,080	145,609
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(497)	—	—	(497)
Derivative assets (4)	87,029	9,329	77,700	—
Derivative liabilities (4)	(78,668)	(17,841)	(60,827)	—
Total other assets and (liabilities)	7,864	(8,512)	16,873	(497)
	$32,903,582	$12,002,576	$18,773,132	$145,112

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
(3)Included in assumed and ceded (re)insurance contracts at September 30, 2024 was $3.0 million of other assets and $3.5 million of other liabilities.
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
U.S. Treasuries
Level 1 - At September 30, 2024, the Company’s U.S. treasuries fixed maturity investments are primarily priced by pricing services and had a weighted average yield to maturity of 3.7% and a weighted average credit quality of AA (December 31, 2023 - 4.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At September 30, 2024, the Company’s corporate fixed maturity investments principally consist of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.1% and a weighted average credit quality of BBB (December 31, 2023 - 5.7% and BBB, respectively).
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
Agencies
Level 2 - At September 30, 2024, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2023 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2024, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.1% and a weighted average credit quality of AA (December 31, 2023 - 4.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as provincial governments and supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At September 30, 2024, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield to maturity of 4.8%, a weighted average credit quality of AA, and a weighted average life of 7.3 years (December 31, 2023 - 5.1%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market, which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At September 30, 2024, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 5.8%, a weighted average credit quality of AAA, and a weighted average life of 3.8 years (December 31, 2023 - 8.8%, AAA and 2.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2024, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 6.2%, a weighted average credit quality of AA and a weighted average life of 4.5 years (December 31, 2023 - 7.0%, AA and 3.9 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At September 30, 2024, the Company’s short term investments in U.S. treasuries are primarily priced by pricing services and had a weighted average yield to maturity of 4.2% and a weighted average credit quality of AA (December 31, 2023 - 5.3% and AAA). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At September 30, 2024, the Company’s other short term investments had a weighted average yield to maturity of 4.8% and a weighted average credit quality of AAA (December 31, 2023 - 5.3% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - At September 30, 2024, the Company’s other investments included $148.0 million (December 31, 2023 - $Nil) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At September 30, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$51,034	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	94,575	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	145,609
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(497)	Internal valuation model	Net undiscounted cash flows	$12,612
			Expected loss ratio	1.5%
			Discount rate	3.6%
Total other assets and (liabilities)	(497)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$145,112

At December 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$59,905	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,658	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(515)	Internal valuation model	Net undiscounted cash flows	$12,478
			Expected loss ratio	2.3%
			Discount rate	3.8%
Total other assets and (liabilities)	(515)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$157,048

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - July 1, 2024	$45,278	$96,639	$(440)	$141,477
Included in net investment income	125	—	—	125
Included in net realized and unrealized gains (losses) on investments	5,298	—	—	5,298
Included in other income (loss)	—	—	151	151
Total foreign exchange gains (losses)	26	—	—	26
Purchases	577	—	3,499	4,076
Sales	(270)	—	(3,626)	(3,896)
Settlements	—	(2,064)	(81)	(2,145)
Balance - September 30, 2024	$51,034	$94,575	$(497)	$145,112

	Other investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Included in net investment income	188	—	—	188
Included in net realized and unrealized gains (losses) on investments	(9,389)	—	—	(9,389)
Included in other income (loss)	—	—	186	186
Total foreign exchange gains (losses)	23	—	—	23
Purchases	577	—	3,640	4,217
Sales	(270)	—	(3,626)	(3,896)
Settlements	—	(3,083)	(182)	(3,265)
Balance - September 30, 2024	$51,034	$94,575	$(497)	$145,112

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - July 1, 2023	$71,155	$100,000	$(475)	$170,680
Included in net investment income	63	—	—	63
Included in net realized and unrealized gains (losses) on investments	(3,686)	—	—	(3,686)
Included in other income (loss)	—	—	(541)	(541)
Total foreign exchange gains (losses)	(17)	—	—	(17)
Purchases	—	—	471	471
Settlements	—	(1,124)	—	(1,124)
Balance - September 30, 2023	$67,515	$98,876	$(545)	$165,846

	Other investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Included in net investment income	187	—	—	187
Included in net realized and unrealized gains (losses) on investments	571	—	—	571
Included in other income (loss)	—	—	(550)	(550)
Total foreign exchange losses	(23)	—	—	(23)
Purchases	—	—	1,837	1,837
Settlements	—	(1,124)	—	(1,124)
Balance - September 30, 2023	$67,515	$98,876	$(545)	$165,846

Other Investments
Direct Private Equity Investments
Level 3 - At September 30, 2024, the Company’s other investments included $51.0 million (December 31, 2023 - $59.9 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - At September 30, 2024, the Company’s other investments included a $94.6 million (December 31, 2023 - $97.7 million) investment in a term loan which is recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model are the cash flow projection of the associated term loan, and the discount rate. The discount rate used is based on the Secured Overnight Financing Rate (“SOFR”), which is then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.

Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2024, the Company had a $0.5 million net liability (December 31, 2023 - $0.5 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2024 were debt obligations of $1.9 billion (December 31, 2023 - $2.0 billion). At September 30, 2024, the fair value of the Company’s debt obligations was $1.9 billion (December 31, 2023 – $1.9 billion).
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

	September 30, 2024	December 31, 2023
Other investments	$4,172,451	$3,515,566
Other assets	$2,960	$2,227
Other liabilities	$3,457	$2,742

The change in fair value of other investments resulted in net unrealized gains on investments for the three and nine months ended September 30, 2024 of $208.5 million and $197.1 million, respectively (September 30, 2023 – net unrealized gains of $20.2 million and $100.6 million, respectively).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,107,258	$1,104,342	See below	See below	See below
Private equity funds	541,995	727,696	See below	See below	See below
Hedge funds	333,509	—	See below	See below	See below
Total other investments measured using net asset valuations	$1,982,762	$1,832,038

At December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$982,016	$949,135	See below	See below	See below
Private equity funds	433,788	673,778	See below	See below	See below
Total other investments measured using net asset valuations	$1,415,804	$1,622,913

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

Limited Partnerships Entities
The Company’s fund investments, included within other investments, are primarily variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company determined that certain of these interests represent investments in variable interest entities (“VIEs”) and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheet and any unfunded commitment.
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as our maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
At September 30, 2024	Carrying amount	Unfunded Commitments	Total
Other investments	$1,843,323	$1,745,757	$3,589,080

At December 31, 2023
Other investments	$1,251,799	$1,550,452	$2,802,251

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Premiums Written
Direct	$288,892	$222,400	$908,336	$673,791
Assumed	2,111,244	1,396,043	8,907,979	6,386,534
Ceded	(237,632)	(197,183)	(1,615,727)	(1,179,559)
Net premiums written	$2,162,504	$1,421,260	$8,200,588	$5,880,766
Premiums Earned
Direct	$273,619	$248,932	$812,942	$784,388
Assumed	2,783,423	1,862,387	8,098,231	5,609,355
Ceded	(474,073)	(355,443)	(1,342,979)	(1,172,055)
Net premiums earned	$2,582,969	$1,755,876	$7,568,194	$5,221,688
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,450,118	$793,869	$4,069,252	$2,843,229
Claims and claim expenses recovered	(76,504)	67,707	(220,013)	(249,242)
Net claims and claim expenses incurred	$1,373,614	$861,576	$3,849,239	$2,593,987

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
At September 30, 2024, the Company’s premiums receivable balance was $8.2 billion (December 31, 2023 - $7.3 billion). Of the Company’s premiums receivable balance as of September 30, 2024, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $4.3 million at September 30, 2024 (December 31, 2023 - $3.5 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$4,546	$3,151	$3,514	$4,606
Provision for (release of) allowance	(244)	81	788	(1,374)
Ending balance	$4,302	$3,232	$4,302	$3,232

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At September 30, 2024, the Company’s reinsurance recoverable balance was $4.7 billion (December 31, 2023 - $5.3 billion). Of the Company’s reinsurance recoverable balance at September 30, 2024, 58.0% is fully collateralized by our reinsurers, 40.8% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.2% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2023 - 60.6%, 38.5% and 0.9%, respectively). The reinsurers with the three largest balances accounted for 14.5%, 12.7% and 10.2%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2024 (December 31, 2023 - 17.6%, 14.3% and 8.7%, respectively). The provision for current expected credit losses was $13.2 million at September 30, 2024 (December 31, 2023 - $13.3 million). The three largest company-specific components of the provision for current expected credit losses represented 24.3%, 8.2% and 5.1%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2024 (December 31, 2023 - 10.9%, 10.7% and 8.1%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$13,582	$11,456	$13,280	$12,169
Provision for (release of) allowance	(406)	(1,160)	(104)	(1,873)
Ending balance	$13,176	$10,296	$13,176	$10,296

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses are a combination of case reserves, additional case reserves (“ACR”), and incurred but not reported losses and incurred but not enough reported losses (collectively referred to as “IBNR”). Case reserves are losses reported to the Company by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, the Company establishes ACR which represents the Company’s estimate for claims related to specific contracts which the Company believes may not be adequately estimated by the client as of that date or within the IBNR. The Company establishes IBNR using actuarial techniques and expert judgement to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our unaudited consolidated financial statements.
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, additional case reserves and IBNR:

At September 30, 2024	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,998,266	$1,988,935	$2,952,955	$6,940,156
Casualty and Specialty	2,994,087	285,466	11,001,485	14,281,038
Total	$4,992,353	$2,274,401	$13,954,440	$21,221,194

At December 31, 2023
Property (1)	$2,461,580	$2,401,911	$2,970,129	$7,833,620
Casualty and Specialty (1)	2,801,016	331,345	9,520,888	12,653,249
Total	$5,262,596	$2,733,256	$12,491,017	$20,486,869

(1)The previously reported amount has been adjusted to reclassify certain reserves from IBNR to additional case reserves.

Activity in the liability for unpaid claims and claim expenses is summarized as follows:

Nine months ended September 30,	2024	2023
Reserve for claims and claim expenses, net of reinsurance recoverable, as of beginning of period	$15,142,583	$11,181,648
Net incurred related to:
Current year	4,347,097	2,888,784
Prior years	(497,858)	(294,797)
Total net incurred	3,849,239	2,593,987
Net paid related to:
Current year	252,103	181,155
Prior years	2,336,002	1,880,700
Total net paid	2,588,105	2,061,855
Foreign exchange and other (1)	78,840	(11,874)
Reserve for claims and claim expenses, net of reinsurance recoverable, as of end of period	16,482,557	11,701,906
Reinsurance recoverable as of end of period	4,738,637	4,253,259
Reserve for claims and claim expenses as of end of period	$21,221,194	$15,955,165

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

Nine months ended September 30,	2024	2023
	(Favorable) Adverse Development	(Favorable) Adverse Development
Property	$(470,801)	$(257,209)
Casualty and Specialty	(27,057)	(37,588)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(497,858)	$(294,797)

Changes to prior year estimated net claims and claim expenses increased net income by $497.9 million during the nine months ended September 30, 2024 (2023 - $294.8 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other small catastrophe events and attritional loss movements:

Nine months ended September 30,	2024
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events (1)	$(21,316)
2022 Weather-Related Large Losses (2)	(137,657)
2021 Weather-Related Large Losses (3)	(69,618)
2020 Weather-Related Large Loss Events (4)	(35,514)
2019 Large Loss Events (5)	(15,864)
2018 Large Loss Events (6)	(32,448)
2017 Large Loss Events (7)	(17,631)
Total large catastrophe events	(330,048)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(150,715)
Actuarial assumption changes	9,962
Total small catastrophe events and attritional loss movements	(140,753)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(470,801)

(1)“2023 Large Loss Events” includes earthquakes in Southern and Central Turkey, Cyclone Gabrielle, flooding in northern New Zealand, various wind and thunderstorm events in both the Southern and Midwest U.S, severe weather events in Texas and other Southern and Central U.S. states, wildfires in Hawaii, Hurricanes Idalia and Otis, Storm Ciaran, and certain aggregate loss contracts triggered during 2023.
(2)“2022 Weather-Related Large Losses” includes Hurricanes Ian, Fiona and Nicole, floods in Eastern Australia, Storm Eunice, severe weather in France, typhoons in Asia, Winter Storm Elliott, and loss estimates associated with certain aggregate loss contracts.
(3)“2021 Weather-Related Large Losses” includes Winter Storm Uri, European Floods, Hurricane Ida, hail storm in Europe, wildfires in California, tornadoes in the Central and Midwest U.S., the Midwest Derecho, and losses associated with aggregate loss contracts.
(4)“2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(5)“2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
(6)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, wildfires in California, Hurricane Michael and certain losses associated with aggregate loss contracts.
(7)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, wildfires in California, and certain losses associated with aggregate loss contracts.
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was driven by better than expected loss emergence across the 2017 to 2023 accident years.
The net favorable development on other small catastrophe events and attritional loss movements was primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development related to actuarial assumption changes.

Nine months ended September 30,	2023
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses	$6,501
2021 Weather-Related Large Losses	(24,931)
2020 Weather-Related Large Loss Events	(28,824)
2019 Large Loss Events	(37,934)
2018 Large Loss Events	(37,847)
2017 Large Loss Events	(31,922)
New Zealand Earthquake (2010)	(10,397)
Other	696
Total large catastrophe events	(164,658)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(93,391)
Actuarial assumption changes	840
Total small catastrophe events and attritional loss movements	(92,551)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(257,209)

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
Casualty and Specialty Segment
The following table details the development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2024	2023
	(Favorable) Adverse Development	(Favorable) Adverse Development
Actuarial methods - actual reported claims less than expected claims	$(62,170)	$(40,498)
Actuarial assumption changes	35,113	2,910
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(27,057)	$(37,588)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2024, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes of business, partially offset by actuarial assumption changes.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2023 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience, principally within the Company’s other specialty and credit classes of business.
NOTE 7. DEBT AND CREDIT FACILITIES
As of September 30, 2024, there had been no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2023, except as described below or otherwise disclosed. Refer to Note 15. “Subsequent Events” for additional information related to the Company’s credit facilities subsequent to September 30, 2024.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At September 30, 2024, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.750% Senior Notes due 2033	$745,838	$741,831	$758,783	$741,124
3.600% Senior Notes due 2029	387,944	395,822	371,276	395,137
3.450% Senior Notes due 2027	293,667	298,641	283,350	298,270
3.700% Senior Notes due 2025	297,879	299,815	293,154	299,537
4.750% Senior Notes due 2025 (DaVinci) (1)	154,425	149,819	147,489	149,587
Total senior notes	1,879,753	1,885,928	1,854,052	1,883,655
Medici Revolving Credit Facility (2)	50,000	50,000	75,000	75,000
Total debt	$1,929,753	$1,935,928	$1,929,052	$1,958,655

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

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At September 30, 2024	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	50,000
Bilateral Letter of Credit Facilities
Secured	393,190
Unsecured	517,432
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,185,622

(1)At September 30, 2024, no amounts were issued or drawn under this facility.
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

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	September 30, 2024	December 31, 2023
Redeemable noncontrolling interest - DaVinci	$2,958,452	$2,541,482
Redeemable noncontrolling interest - Medici	1,680,520	1,650,229
Redeemable noncontrolling interest - Vermeer	1,738,426	1,555,297
Redeemable noncontrolling interest - Fontana	483,601	353,823
Redeemable noncontrolling interests	$6,860,999	$6,100,831

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Redeemable noncontrolling interest - DaVinci	$223,288	$107,881	$523,812	$333,490
Redeemable noncontrolling interest - Medici	123,497	60,022	183,015	167,281
Redeemable noncontrolling interest - Vermeer	73,534	51,959	183,129	151,527
Redeemable noncontrolling interest - Fontana	29,857	(6,167)	29,778	3,688
Net income (loss) attributable to redeemable noncontrolling interests	$450,176	$213,695	$919,734	$655,986

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly owned subsidiary, DaVinci Reinsurance. RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the

Company consolidates DaVinci, and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 25.4% at September 30, 2024 (December 31, 2023 - 27.8%).
DaVinci shareholders are party to a shareholders’ agreement which provides DaVinci shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinci of such shareholder’s desire for DaVinci to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinci’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinci’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinci before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on outstanding loss reserves. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value and can be subject to a true-up for potential development on outstanding loss reserves.
2024
During the nine months ended September 30, 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $225.9 million of shares from other third-party investors. In addition, DaVinci distributed $180.6 million to third-party investors and $69.4 million to the Company. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 25.4%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2024, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $225.9 million as a result of redemptions of shares from and distributions to third-party investors.
2023
During the nine months ended September 30, 2023, DaVinci completed an equity capital raise of $250.0 million, comprised of $102.2 million from third-party investors and $147.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $275.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $123.3 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 27.8%.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$2,760,164	$2,267,448	$2,541,482	$1,740,300
Redemption of shares from redeemable noncontrolling interests	(25,000)	(45,777)	(406,849)	(123,272)
Sale of shares to redeemable noncontrolling interests, net of adjustments	—	2,400	300,007	381,434
Net income (loss) attributable to redeemable noncontrolling interest	223,288	107,881	523,812	333,490
Ending balance	$2,958,452	$2,331,952	$2,958,452	$2,331,952

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
2024
During the nine months ended September 30, 2024, investors subscribed for $233.0 million, including $50.6 million from the Company. In addition, investors redeemed $311.2 million, of the participating, non-voting common shares of Medici, including $0.3 million from the Company. Investors also received $24.6 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.1% at September 30, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2024, RenaissanceRe received cash inflows of $114.2 million from subscriptions of shares in Medici by third-party investors and paid $270.0 million as a result of redemptions of shares from and dividends to third-party investors.
2023
During the nine months ended September 30, 2023, investors subscribed for $456.0 million, including $25.1 million from the Company, and redeemed $43.3 million, of the participating, non-voting common shares of Medici. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 10.8% at September 30, 2023.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$1,631,508	$1,540,520	$1,650,229	$1,036,218
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(83,614)	(25,644)	(311,164)	(43,292)
Sale of shares to redeemable noncontrolling interests	15,319	16,298	183,040	430,989
Net income (loss) attributable to redeemable noncontrolling interest	123,497	60,022	183,015	167,281
Dividends on common shares	(6,190)	—	(24,600)	—
Ending balance	$1,680,520	$1,591,196	$1,680,520	$1,591,196

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
2024
During the nine months ended September 30, 2024, Vermeer declared and paid $175.0 million of dividends to PFZW. In addition, PFZW subscribed for $175.0 million of participating, non-voting common shares of Vermeer.
2023
During the nine months ended September 30, 2023, PFZW redeemed $175.0 million of the participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$1,489,892	$1,590,408	$1,555,297	$1,490,840
Dividends on common shares	—	(175,000)	(175,000)	(175,000)
Sale of shares to redeemable noncontrolling interest	175,000	—	175,000	—
Net income (loss) attributable to redeemable noncontrolling interest	73,534	51,959	183,129	151,527
Ending balance	$1,738,426	$1,467,367	$1,738,426	$1,467,367

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
2024
During the nine months ended September 30, 2024, investors subscribed for $100.0 million of the non-voting shares of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its non-voting shares in Fontana to other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at September 30, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2024, RenaissanceRe received no cash flows from subscriptions of shares in Fontana by third-party investors.

2023
During the nine months ended September 30, 2023, there were no subscriptions or redemptions of non-voting common shares of Fontana. The Company’s noncontrolling economic ownership in Fontana was 31.6% at September 30, 2023.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Beginning balance	$453,744	$277,886	$353,823	$268,031
Sale of shares to redeemable noncontrolling interest	—	—	100,000	—
Net income (loss) attributable to redeemable noncontrolling interest	29,857	(6,167)	29,778	3,688
Ending balance	$483,601	$271,719	$483,601	$271,719

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
The Company has determined that it is not the primary beneficiary of Upsilon RFO Diversified IV, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to that segregated account, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon RFO Diversified IV. The Company does not have, and does not expect to have, a material investment in Upsilon RFO Diversified IV. In addition, the Company expects its absolute and relative ownership in Upsilon RFO Diversified IV to remain minimal.
Other than its equity investments in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2024
During the nine months ended September 30, 2024 and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $190.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $33.0 million to the Company. At September 30, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.6%.

At September 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $2.0 billion and $2.0 billion, respectively (December 31, 2023 - $2.4 billion and $2.4 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $61.7 million (December 31, 2023 - $74.2 million) is attributable to the Company, and $434.1 million (December 31, 2023 - $500.0 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $113.8 million (December 31, 2023 - $88.3 million) is attributable to third-party investors.
2023
During the nine months ended September 30, 2023, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $630.8 million of capital to investors of Upsilon RFO Diversified I, II and III, including $79.5 million to the Company. Also, during the nine months ended September 30, 2023, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors, including $10.2 million to the Company. At September 30, 2023, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 13.5%.
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
2024
During the nine months ended September 30, 2024 and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $165.1 million of capital to investors, including $0.3 million to the Company. In addition, third-party investors subscribed for $16.9 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.7 million at September 30, 2024 (December 31, 2023 - $0.8 million). At September 30, 2024, the total assets and total liabilities of Upsilon Diversified were $457.5 million and $20.9 million, respectively (December 31, 2023 - $600.8 million and $108.0 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $453.9 million at September 30, 2024 (December 31, 2023 - $503.1 million).
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
2024
During the nine months ended September 30, 2024, NOC1 issued $20.0 million of non-voting preference shares to existing investors, including $0.2 million to the Company. During the nine months ended September 30, 2024, NOC1 redeemed $48.8 million of non-voting preference shares to existing investors, including $0.5 million to the Company. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.7 million at September 30, 2024 (December 31, 2023 - $1.9 million). At September 30, 2024, the total assets and total liabilities of NOC1 were $165.7 million and $0.6 million, respectively (December 31, 2023 - $194.7 million and $21.0 million, respectively).
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At September 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $2.2 billion and $465.6 million, respectively (December 31, 2023 - $1.7 billion and $102.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.7 billion at September 30, 2024 (December 31, 2023 - $1.6 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At September 30, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $2.0 billion and $1.4 billion, respectively (December 31, 2023 - $1.5 billion and $1.0 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $483.6 million at September 30, 2024 (December 31, 2023 - $353.8 million).
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $45.7 million and $11.4 million, respectively, during the nine months ended September 30, 2024 (2023 - $32.8 million and $8.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $28.5 million and $7.1 million, respectively, during the nine months ended September 30, 2024 (2023 - $24.4 million and $6.1 million, respectively).
Effective June 18, 2024, Mona Lisa Re issued a series of principal-at-risk variable rate notes to investors for a principal amount of $150.0 million.
Effective January 10, 2023, Mona Lisa Re issued two series of principal-at-risk variable rate notes to investors for principal amounts of $85.0 million and $100.0 million.
At September 30, 2024, the total assets and total liabilities of Mona Lisa Re were $601.1 million and $601.1 million, respectively (December 31, 2023 - $436.9 million and $436.9 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $4.6 million at September 30, 2024 (December 31, 2023 - $2.2 million).
Tailwind Re Ltd.
Tailwind Re Ltd. (“Tailwind Re”), a Bermuda domiciled SPI provides reinsurance capacity to subsidiaries of RenaissanceRe through reinsurance agreements which are collateralized and funded by Tailwind Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors and the Company.
Upon issuance of a series of notes by Tailwind Re, all of the proceeds from the issuance were deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Validus underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
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

The only transactions related to Tailwind Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by certain former Validus entities, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance, and, as at December 31, 2023, the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Tailwind Re, which were held as at December 31, 2023 but were fully redeemed in the first quarter of 2024, the Company has not provided financial or other support to Tailwind Re that it was not contractually required to provide.
The Company recognized ceded premiums written related to the ceded reinsurance contracts with Tailwind Re of $42.7 million during the nine months ended September 30, 2024. In addition, the Company recognized ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $28.5 million during the nine months ended September 30, 2024. At September 30, 2024, the total assets and total liabilities of Tailwind Re were $417.4 million and $417.4 million, respectively (December 31, 2023 - $417.1 million and $417.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Tailwind Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Tailwind Re was $Nil at September 30, 2024 (December 31, 2023 - $0.8 million).
AlphaCat
In connection with the Validus Acquisition, the Company acquired AlphaCat Managers Ltd. (“AlphaCat Managers”), which manages third-party capital in various forms, including through closed-end and open-end Bermuda mutual funds and one managed account (collectively, the “AlphaCat Funds”), which currently generates fee income. The AlphaCat Funds are primarily funded by third-party capital investors. The AlphaCat Funds are invested in various risk-linked instruments through variable funding notes issued by AlphaCat Reinsurance Ltd. (“AlphaCat Re”), AlphaCat Master Fund Ltd. and OmegaCat Reinsurance Ltd. (“OmegaCat Re”), which give investors access to a range of property catastrophe risks. Prior to the Validus Acquisition, substantially all of the AlphaCat Funds had received full redemption requests from their investors and capital was being released accordingly, subject to certain constraints. The Company expects to run off the business over a period of time.
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $5.1 million at September 30, 2024 (December 31, 2023 - $4.4 million). At September 30, 2024, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $3.5 billion and $1.6 billion, respectively (December 31, 2023 - $5.0 billion and $2.4 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.

NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of Directors of RenaissanceRe declared quarterly dividends of $0.39 per common share, payable to common shareholders of record on March 15, 2024, June 14, 2024 and September 13, 2024, and the Company paid the dividends on March 29, 2024, June 28, 2024 and September 30, 2024.
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
During the nine months ended September 30, 2024, the Company paid $26.5 million in preference share dividends (2023 - $26.5 million) and $60.9 million in common share dividends (2023 - $55.2 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On July 31, 2024, RenaissanceRe’s Board of Directors approved a renewal of its authorized share repurchase program for an aggregate amount of up to $500.0 million. Unless terminated earlier by RenaissanceRe’s Board of Directors, the program will expire when the Company has repurchased the full value of the common shares authorized. During the nine months ended September 30, 2024, the Company repurchased 962,852 common shares at an aggregate cost of $215.3 million and an average price of $223.59 per common share. At September 30, 2024, $476.5 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program authorizations subsequent to September 30, 2024.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,173,644	$193,988	$2,033,488	$949,075
Amount allocated to participating common shareholders (1)	(17,850)	(2,637)	(30,042)	(14,108)
Net income (loss) allocated to RenaissanceRe common shareholders	$1,155,794	$191,351	$2,003,446	$934,967
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	50,959	50,261	51,439	46,345
Per common share equivalents of non-vested shares (2)	145	97	143	106
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	51,104	50,358	51,582	46,451
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$22.68	$3.81	$38.95	$20.17
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$22.62	$3.80	$38.84	$20.13

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$790,709	$1,609,427	$—	$2,400,136
Net premiums written	$701,222	$1,461,282	$—	$2,162,504
Net premiums earned	$994,777	$1,588,192	$—	$2,582,969
Net claims and claim expenses incurred	329,967	1,043,647	—	1,373,614
Acquisition expenses	192,439	497,899	—	690,338
Operational expenses	77,688	47,573	—	125,261
Underwriting income (loss)	$394,683	$(927)	$—	393,756
Net investment income			423,859	423,859
Net foreign exchange gains (losses)			16,804	16,804
Equity in earnings of other ventures			5,718	5,718
Other income (loss)			680	680
Net realized and unrealized gains (losses) on investments			943,745	943,745
Corporate expenses			(26,078)	(26,078)
Interest expense			(23,809)	(23,809)
Income (loss) before taxes and redeemable noncontrolling interests				1,734,675
Income tax benefit (expense)			(102,012)	(102,012)
Net (income) loss attributable to redeemable noncontrolling interests			(450,176)	(450,176)
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$1,173,644

Net claims and claim expenses incurred – current accident year	$621,710	$1,044,410	$—	$1,666,120
Net claims and claim expenses incurred – prior accident years	(291,743)	(763)	—	(292,506)
Net claims and claim expenses incurred – total	$329,967	$1,043,647	$—	$1,373,614

Net claims and claim expense ratio – current accident year	62.5%	65.8%		64.5%
Net claims and claim expense ratio – prior accident years	(29.3)%	(0.1)%		(11.3)%
Net claims and claim expense ratio – calendar year	33.2%	65.7%		53.2%
Underwriting expense ratio	27.1%	34.4%		31.6%
Combined ratio	60.3%	100.1%		84.8%

Nine months ended September 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,433,688	$5,382,627	$—	$9,816,315
Net premiums written	$3,457,500	$4,743,088	$—	$8,200,588
Net premiums earned	$2,911,694	$4,656,500	$—	$7,568,194
Net claims and claim expenses incurred	757,570	3,091,669	—	3,849,239
Acquisition expenses	566,566	1,399,131	—	1,965,697
Operational expenses	206,737	132,747	—	339,484
Underwriting income (loss)	$1,380,821	$32,953	$—	1,413,774
Net investment income			1,225,479	1,225,479
Net foreign exchange gains (losses)			(27,694)	(27,694)
Equity in earnings of other ventures			32,435	32,435
Other income (loss)			799	799
Net realized and unrealized gains (losses) on investments			602,507	602,507
Corporate expenses			(100,489)	(100,489)
Interest expense			(70,522)	(70,522)
Income (loss) before taxes and redeemable noncontrolling interests				3,076,289
Income tax benefit (expense)			(96,536)	(96,536)
Net (income) loss attributable to redeemable noncontrolling interests			(919,734)	(919,734)
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,033,488

Net claims and claim expenses incurred – current accident year	$1,228,371	$3,118,726	$—	$4,347,097
Net claims and claim expenses incurred – prior accident years	(470,801)	(27,057)	—	(497,858)
Net claims and claim expenses incurred – total	$757,570	$3,091,669	$—	$3,849,239

Net claims and claim expense ratio – current accident year	42.2%	67.0%		57.4%
Net claims and claim expense ratio – prior accident years	(16.2)%	(0.6)%		(6.5)%
Net claims and claim expense ratio – calendar year	26.0%	66.4%		50.9%
Underwriting expense ratio	26.6%	32.9%		30.4%
Combined ratio	52.6%	99.3%		81.3%

Three months ended September 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$511,012	$1,107,431	$—	$1,618,443
Net premiums written	$444,872	$976,388	$—	$1,421,260
Net premiums earned	$760,365	$995,511	$—	$1,755,876
Net claims and claim expenses incurred	206,361	655,215	—	861,576
Acquisition expenses	143,348	282,397	—	425,745
Operational expenses	54,624	28,127	—	82,751
Underwriting income (loss)	$356,032	$29,772	$—	385,804
Net investment income			329,108	329,108
Net foreign exchange gains (losses)			(25,886)	(25,886)
Equity in earnings of other ventures			10,842	10,842
Other income (loss)			(5,866)	(5,866)
Net realized and unrealized gains (losses) on investments			(228,087)	(228,087)
Corporate expenses			(17,143)	(17,143)
Interest expense			(22,951)	(22,951)
Income (loss) before taxes and redeemable noncontrolling interests				425,821
Income tax benefit (expense)			(9,295)	(9,295)
Net (income) loss attributable to redeemable noncontrolling interests			(213,695)	(213,695)
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$193,988

Net claims and claim expenses incurred – current accident year	$350,238	$669,285	$—	$1,019,523
Net claims and claim expenses incurred – prior accident years	(143,877)	(14,070)	—	(157,947)
Net claims and claim expenses incurred – total	$206,361	$655,215	$—	$861,576

Net claims and claim expense ratio – current accident year	46.1%	67.2%		58.1%
Net claims and claim expense ratio – prior accident years	(19.0)%	(1.4)%		(9.0)%
Net claims and claim expense ratio – calendar year	27.1%	65.8%		49.1%
Underwriting expense ratio	26.1%	31.2%		28.9%
Combined ratio	53.2%	97.0%		78.0%

Nine months ended September 30, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,217,817	$3,842,508	$—	$7,060,325
Net premiums written	$2,609,356	$3,271,410	$—	$5,880,766
Net premiums earned	$2,206,471	$3,015,217	$—	$5,221,688
Net claims and claim expenses incurred	675,963	1,918,024	—	2,593,987
Acquisition expenses	429,273	851,274	—	1,280,547
Operational expenses	165,514	75,202	—	240,716
Underwriting income (loss)	$935,721	$170,717	$—	1,106,438
Net investment income			876,148	876,148
Net foreign exchange gains (losses)			(53,877)	(53,877)
Equity in earnings of other ventures			28,072	28,072
Other income (loss)			(6,296)	(6,296)
Net realized and unrealized gains (losses) on investments			(171,417)	(171,417)
Corporate expenses			(53,357)	(53,357)
Interest expense			(49,980)	(49,980)
Income (loss) before taxes and redeemable noncontrolling interests				1,675,731
Income tax benefit (expense)			(44,139)	(44,139)
Net (income) loss attributable to redeemable noncontrolling interests			(655,986)	(655,986)
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$949,075

Net claims and claim expenses incurred – current accident year	$933,172	$1,955,612	$—	$2,888,784
Net claims and claim expenses incurred – prior accident years	(257,209)	(37,588)	—	(294,797)
Net claims and claim expenses incurred – total	$675,963	$1,918,024	$—	$2,593,987

Net claims and claim expense ratio – current accident year	42.3%	64.9%		55.3%
Net claims and claim expense ratio – prior accident years	(11.7)%	(1.3)%		(5.6)%
Net claims and claim expense ratio – calendar year	30.6%	63.6%		49.7%
Underwriting expense ratio	27.0%	30.7%		29.1%
Combined ratio	57.6%	94.3%		78.8%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2024.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$8,059	$—	$8,059	Other assets	$—	$8,059
Foreign currency forward contracts (1)	15,156	—	15,156	Other assets	—	15,156
Foreign currency forward contracts (2)	5,770	—	5,770	Other assets	—	5,770
Credit default swaps	56,774	—	56,774	Other assets	—	56,774
Equity futures	438	—	438	Other assets	—	438
Commodity options	832	—	832	Other assets	—	832
Total derivative instruments not designated as hedges	87,029	—	87,029		—	87,029
Total	$87,029	$—	$87,029		$—	$87,029

	Derivative Liabilities
At September 30, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$15,924	$—	$15,924	Other liabilities	$13,184	$2,740
Foreign currency forward contracts (1)	5,965	—	5,965	Other liabilities	917	5,048
Foreign currency forward contracts (2)	205	—	205	Other liabilities	—	205
Credit default swaps	52,076	—	52,076	Other liabilities	43,348	8,728
Commodity futures	1,917	—	1,917	Other liabilities	—	1,917
Total derivative instruments not designated as hedges	76,087	—	76,087		57,449	18,638
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	2,581	—	2,581	Other liabilities	—	2,581
Total	$78,668	$—	$78,668		$57,449	$21,219

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following tables:

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Three months ended September 30,		2024	2023
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$50,961	$28,366
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	16,885	(23,686)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	12,803	(10,938)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(21,007)	2,228
Equity futures (4)	Net realized and unrealized gains (losses) on investments	10,409	—
Commodity options	Net realized and unrealized gains (losses) on investments	(1,427)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	58,598	—
Total derivative instruments not designated as hedges		127,222	(4,030)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(2,181)	1,818
Total		$125,041	$(2,212)

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
(5)Contracts designated as hedges of net investments in a foreign operation.

	Location of gain (loss) recognized on derivatives	Amount of gain (loss) recognized on derivatives
Nine months ended September 30,		2024	2023
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(1,388)	$6,819
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	20,958	(14,041)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(7,049)	(25,729)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(44,036)	(27,186)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	10,419	(1,928)
Warrants	Net realized and unrealized gains (losses) on investments	(1,046)	—
Commodity options	Net realized and unrealized gains (losses) on investments	(3,676)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	89,829	—
Total derivative instruments not designated as hedges		64,011	(62,065)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(688)	3,357
Total		$63,323	$(58,708)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2024, the Company had $5.4 billion of notional long positions and $2.2 billion of notional short positions of primarily U.S. treasury, Eurozone and U.K. government bond futures contracts (December 31, 2023 - $5.9 billion and $2.7 billion, respectively, of primarily U.S. treasury and Eurozone government bond futures contracts).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2024, the Company had outstanding underwriting related foreign currency contracts of $893.7 million in notional long positions and $294.4 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $805.2 million and $496.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2024, the Company had outstanding investment portfolio related foreign currency contracts of $331.0 million in notional long positions and $103.4 million in notional short positions, denominated in U.S. dollars (December 31, 2023 - $420.7 million and $130.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2024, the Company had outstanding credit default swaps of $1.4 billion in notional positions to protect the investment portfolio against increasing credit risk and no notional positions to assume credit risk, denominated in U.S. dollars (December 31, 2023 - $1.5 billion and $22.1 million, respectively).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2024, the Company had $110.8 million of notional long positions of equity futures (December 31, 2023 - no notional positions).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio of fixed maturity investments to manage its exposures in the insurance industry, and to assist in managing the market risk associated with ceded reinsurance. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At September 30, 2024, the Company had $585.9 million of notional long positions of commodity futures, denominated in U.S. dollars (December 31, 2023 - $255.2 million of notional long positions).
Commodity Options
An option contract provides its owner the right, but not the obligation, to buy or sell specified amounts of a commodity at a contracted price during a specified period or on a specified date. The maximum risk of loss to the Company is the fair value of the contracts and the premiums paid to purchase its open options. The fair value of these derivatives is determined using market-based prices from pricing vendors. At September 30, 2024, the Company had $0.8 million of notional long positions of exchange traded commodity option contracts (December 31, 2023 - $0.4 million of notional long positions).
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
As of September 30, 2024 and 2023, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$61,544	$57,216	$62,205	$58,779
Derivative gains (losses)	$(2,181)	$1,818	$(688)	$3,357

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

NOTE 15. SUBSEQUENT EVENTS
Share Repurchase Program
On November 6, 2024, the Board approved an increase in the authorized share repurchase program, bringing the total authorization to an aggregate amount of up to $750 million.
Credit Facilities
On October 3, 2024, Renaissance Reinsurance Ltd., RenaissanceRe Europe AG (collectively, the “Applicants”) and RenaissanceRe Holdings Ltd. (the “Guarantor”), and Nordea Bank Abp, New York Branch (“Nordea”) entered into a Standby Letter of Credit Agreement (the “Agreement”), to provide for an uncommitted, unsecured facility under which letters of credit may be issued from time to time for the respective accounts of the Applicants. Pursuant to the Agreement, the Applicants may request letters of credit up to an aggregate amount of $250.0 million. The obligations of the Applicants under the Agreement are guaranteed by the Guarantor. The Agreement contains representations, warranties and covenants that are customary for facilities of this type. In the case of an event of default under the agreement, Nordea may exercise certain remedies.
Renaissance Reinsurance was party to an Amended and Restated Letter of Credit Reimbursement Agreement dated November 7, 2019, as amended (the “Funds at Lloyd’s Letter of Credit Facility”), with Bank of Montreal, Citibank Europe and ING Bank N.V., which provides a facility under which letters of credit may be issued from time to time to support business written by RenaissanceRe Syndicate 1458. The Funds at Lloyd’s Letter of Credit Facility was fully repaid, and on November 4, 2024, Renaissance Reinsurance terminated the facility.
Hurricane Milton
In October 2024, Hurricane Milton impacted Florida. The Company currently estimates that losses from Hurricane Milton will have a $275.0 million net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders in the fourth quarter of 2024.
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
The Company’s estimate of Hurricane Milton’s impact on the financial results is based on a review of its potential exposures, preliminary discussions with certain counterparties and actuarial modeling techniques. Meaningful uncertainty remains regarding the estimate and the nature and extent of the loss from Hurricane Milton, driven by the magnitude and recent occurrence, the geographic area, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things. Accordingly, the Company’s actual net negative impact from this event may vary from these estimates, perhaps materially. The Company’s actual net negative impact from this event will be reflected in the fourth quarter 2024 results of operations, when reported.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2024 and 2023, as well as our liquidity and capital resources at September 30, 2024. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2023. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
On November 1, 2023, we completed the Validus Acquisition, pursuant to which we acquired Validus Holdings and Validus Specialty. We accounted for the Validus Acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.
Our results of operations and financial condition include Validus since November 1, 2023. The following discussion and analysis of our results of operations for the three and nine months ended September 30, 2024, compared to the three and nine months ended September 30, 2023, as well as our financial condition, liquidity and capital resources at September 30, 2024, should be read in that context.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; and (5) interest and dividends related to our debt and preference shares. We are also subject to taxes in certain jurisdictions in which we operate. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. However, on December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax effective January 1, 2025. We expect that this development, along with the implementation of the OECD’s Pillar Two global minimum tax regime in the jurisdictions in which we operate, will increase our income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claims related expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may be exacerbated by geopolitical factors and global supply chain issues, among other factors, from time to time. Some central banks have begun to cut interest rates, which could act as a potential supporting force for some of these inflationary pressures, if they have cut rates too soon. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2024, compared to the third quarter of 2023.

Three months ended September 30,	2024	2023	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$2,400,136	$1,618,443	$781,693
Net premiums written	$2,162,504	$1,421,260	$741,244
Net premiums earned	$2,582,969	$1,755,876	$827,093
Net claims and claim expenses incurred	1,373,614	861,576	512,038
Acquisition expenses	690,338	425,745	264,593
Operational expenses	125,261	82,751	42,510
Underwriting income (loss)	$393,756	$385,804	$7,952

Net investment income	$423,859	$329,108	$94,751
Net realized and unrealized gains (losses) on investments	943,745	(228,087)	1,171,832
Total investment result	$1,367,604	$101,021	$1,266,583

Net income (loss)	$1,632,663	$416,526	$1,216,137
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,173,644	$193,988	$979,656
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$22.62	$3.80	$18.82
Dividends per common share	$0.39	$0.38	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	64.5%	58.1%	6.4	pts
Net claims and claim expense ratio – prior accident years	(11.3)%	(9.0)%	(2.3)	pts
Net claims and claim expense ratio – calendar year	53.2%	49.1%	4.1	pts
Underwriting expense ratio	31.6%	28.9%	2.7	pts
Combined ratio	84.8%	78.0%	6.8	pts

Return on average common equity - annualized	47.1%	11.5%	35.6	pts

Book Value	September 30, 2024	June 30, 2024	Change
Book value per common share	$202.01	$179.87	$22.14
Accumulated dividends per common share	27.69	27.30	0.39
Book value per common share plus accumulated dividends	$229.70	$207.17	$22.53
Change in book value per common share plus change in accumulated dividends	12.5%

Net income available to RenaissanceRe common shareholders was $1.2 billion in the third quarter of 2024, compared to $194.0 million in the third quarter of 2023, an increase of $979.7 million. As a result of our net income available to RenaissanceRe common shareholders in the third quarter of 2024, we generated an annualized return on average common equity of 47.1%, and our book value per common share increased from $179.87 at June 30, 2024 to $202.01 at September 30, 2024, a 12.5% increase, after considering the change in accumulated dividends paid to our common shareholders.

The most significant items affecting our financial performance during the third quarter of 2024, on a comparative basis to the third quarter of 2023, include:
•Underwriting Results - we generated underwriting income of $393.8 million and had a combined ratio of 84.8% in the third quarter of 2024, compared to underwriting income of $385.8 million and a combined ratio of 78.0% in the third quarter of 2023. Our underwriting income in the third quarter of 2024 was comprised of our Property segment, which generated underwriting income of $394.7 million and had a combined ratio of 60.3%, and our Casualty and Specialty segment, which incurred an underwriting loss of $0.9 million and had a combined ratio of 100.1%. In comparison, our underwriting income in the third quarter of 2023 was comprised of our Property segment, which generated underwriting income of $356.0 million and had a combined ratio of 53.2%, and our Casualty and Specialty segment, which generated underwriting income of $29.8 million and had a combined ratio of 97.0%;
•Gross Premiums Written - our gross premiums written increased by $781.7 million, or 48.3%, to $2.4 billion, in the third quarter of 2024, compared to the third quarter of 2023. This was comprised of an increase of $502.0 million in our Casualty and Specialty segment and $279.7 million in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, as well as organic growth in the Property segment through increased demand and new opportunities during the third quarter renewals;
•Investment Results - our total investment result, which includes net investment income and net realized and unrealized gains (losses) on investments, was income of $1.4 billion in the third quarter of 2024, compared to $101.0 million in the third quarter of 2023, an increase of $1.3 billion. The primary drivers of the higher total investment result were an increase of $1.2 billion in net realized and unrealized gains on investments and an increase in net investment income of $94.8 million. The increase in net realized and unrealized gains on investments was principally due to higher net realized and unrealized gains on fixed maturity investments of $891.7 million, which were driven by declining interest rates in the third quarter of 2024 compared to interest rate increases in the third quarter of 2023, and the increase in net investment income was due to a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $450.2 million in the third quarter of 2024, compared to $213.7 million in the third quarter of 2023. The higher net income attributable to redeemable noncontrolling interests in the third quarter of 2024 was primarily driven by strong underwriting results generated by DaVinci and Vermeer, an increase in net realized and unrealized gains on investments resulting from declining interest rates in the third quarter of 2024 compared to interest rate increases in the third quarter of 2023, and higher net investment income resulting from higher average invested assets and higher yielding assets within the investment portfolios of our joint ventures and managed funds; and
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $243.2 million resulting from the Q3 2024 Large Loss Events. This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $77.5 million resulting from the 2023 Large Loss Events in the third quarter of 2023.

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
Meaningful uncertainty remains regarding the estimates and the nature and extent of the losses from these catastrophe events, driven by the magnitude and recent nature of the events, the geographic areas impacted by the events, relatively limited claims data received to date, the contingent nature of business interruption and other exposures, potential uncertainties relating to reinsurance recoveries and other factors inherent in loss estimation, among other things.
Q3 2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the Q3 2024 Large Loss Events on our segment underwriting results and consolidated combined ratio in the third quarter of 2024.

Three months ended September 30, 2024	Hurricane Helene	Other Q3 2024 Large Loss Events (1)	Q3 2024 Large Loss Events (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(147,847)	$(157,819)	$(305,666)
Net negative impact on Casualty and Specialty segment underwriting result	—	(4,942)	(4,942)
Net negative impact on underwriting result	$(147,847)	$(162,761)	$(310,608)
Percentage point impact on consolidated combined ratio	6.1	6.6	12.7

The financial data below provides additional information detailing the net negative impact of the Q3 2024 Large Loss Events on our consolidated financial statements in the third quarter of 2024.

Three months ended September 30, 2024	Hurricane Helene	Other Q3 2024 Large Loss Events (1)	Q3 2024 Large Loss Events (2)
(in thousands)
Net claims and claims expenses incurred	$(181,065)	$(188,941)	$(370,006)
Assumed reinstatement premiums earned	39,027	24,453	63,480
Ceded reinstatement premiums earned	(1,009)	(476)	(1,485)
Earned (lost) profit commissions	(4,800)	2,203	(2,597)
Net negative impact on underwriting result	(147,847)	(162,761)	(310,608)
Redeemable noncontrolling interest	22,637	44,813	67,450
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(125,210)	$(117,948)	$(243,158)

(1)“Other Q3 2024 Large Loss Events” includes: a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, and Hurricane Beryl.
(2)“Q3 2024 Large Loss Events” includes: Hurricane Helene and the “Other Q3 2024 Large Loss Events.”

Q3 2023 Net Negative Impact
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

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our consolidated financial statements in the third quarter of 2023.

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

(1)“2023 Large Loss Events” includes: (1) the wildfires in Hawaii in August 2023 and Hurricane Idalia; (2) a series of large, severe weather events in Texas and other Southern and Central U.S. states in June 2023; (3) the earthquakes in Southern and Central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023 and (4) certain aggregate loss contracts triggered during 2023.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$790,709	$511,012	$279,697
Net premiums written	$701,222	$444,872	$256,350
Net premiums earned	$994,777	$760,365	$234,412
Net claims and claim expenses incurred	329,967	206,361	123,606
Acquisition expenses	192,439	143,348	49,091
Operational expenses	77,688	54,624	23,064
Underwriting income (loss)	$394,683	$356,032	$38,651

Net claims and claim expenses incurred – current accident year	$621,710	$350,238	$271,472
Net claims and claim expenses incurred – prior accident years	(291,743)	(143,877)	(147,866)
Net claims and claim expenses incurred – total	$329,967	$206,361	$123,606

Net claims and claim expense ratio – current accident year	62.5%	46.1%	16.4	pts
Net claims and claim expense ratio – prior accident years	(29.3)%	(19.0)%	(10.3)	pts
Net claims and claim expense ratio – calendar year	33.2%	27.1%	6.1	pts
Underwriting expense ratio	27.1%	26.1%	1.0	pts
Combined ratio	60.3%	53.2%	7.1	pts

Property Gross Premiums Written
In the third quarter of 2024, our Property segment gross premiums written increased by $279.7 million, or 54.7%, to $790.7 million, compared to the third quarter of 2023.
Gross premiums written in the catastrophe class of business were $344.0 million in the third quarter of 2024, an increase of $183.2 million, or 113.9%, compared to the third quarter of 2023. This increase was principally driven by an increase in reinstatement premiums of $74.3 million, as well as organic growth through new opportunities and increased client demand, and the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, at the July 1, 2024 renewal.
Gross premiums written in the other property class of business were $446.7 million in the third quarter of 2024, an increase of $96.5 million, or 27.6%, compared to the third quarter of 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition and organic growth in both our catastrophe and non-catastrophe exposed business within other property.
Property Ceded Premiums Written

Three months ended September 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$89,487	$66,140	$23,347

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
Ceded premiums written in our Property segment were $89.5 million in the third quarter of 2024, an increase of $23.3 million, or 35.3%, compared to the third quarter of 2023. The increase in ceded premiums written is partly due to the timing of ceded purchases as part of our gross-to-net strategy.
Property Net Premiums Written

Three months ended September 30,	2024	2023	Change
(in thousands)
Net premiums written	$701,222	$444,872	$256,350

Net premiums written in our Property segment were $701.2 million in the third quarter of 2024, an increase of $256.4 million, or 57.6%, compared to the third quarter of 2023, consistent with the changes in gross premiums written discussed above.
Property Underwriting Results
Our Property segment generated underwriting income of $394.7 million in the third quarter of 2024, compared to income of $356.0 million in the third quarter of 2023. In the third quarter of 2024, our Property segment generated a net claims and claim expense ratio of 33.2%, an underwriting expense ratio of 27.1% and a combined ratio of 60.3%, compared to 27.1%, 26.1% and 53.2%, respectively, in the third quarter of 2023.
Impacting the underwriting result and combined ratio in the third quarter of 2024 were the Q3 2024 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $305.7 million and added 35.4 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business. Impacting the underwriting result and combined ratio in the third quarter of 2023 were the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $97.7 million and added 13.6 percentage points to the Property segment combined ratio, reflecting impacts in both the catastrophe and other property classes of business.
The net claims and claim expense ratio in the third quarter of 2024 of 33.2% was comprised of a current accident year net claims and claim expense ratio of 62.5% and 29.3 percentage points of net favorable development of prior accident years, including 10.9 percentage points from the 2022 Weather-Related Large Losses. The other property class of business had 19.5 percentage points of net favorable development, primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. In comparison, the third quarter of 2023 had a net claims and claim expense ratio of 27.1%, comprised of a current accident year net claims and claim expense ratio of 46.1% and 19.0 percentage points of net favorable development of prior accident years.
The current accident year net claims and claim expense ratio for the Property segment, which increased by 16.4 percentage points, included a 35.0 percentage point impact from the Q3 2024 Large Loss Events in the third quarter of 2024 compared to 14.5 percentage points from the 2023 Large Loss Events in the third quarter of 2023. In the catastrophe class of business, a 27.2 percentage point increase was primarily due to the greater impact from large loss events, with the Q3 2024 Large Loss Events adding 43.5 percentage points compared to the 2023 Large Loss Events which added 16.8 percentage points in the third quarter of 2023. In the other property class of business, the 6.1 percentage point increase was primarily driven by the Q3 2024 Large Loss Events, which added 24.8 percentage points, compared to the 2023 Large Loss Events which added 12.3 percentage points in the third quarter of 2023.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
The underwriting expense ratio increased by 1.0 percentage point, largely driven by a 0.4 percentage point increase in acquisition expenses due to purchase accounting adjustments relating to the Validus Acquisition, which added 1.8 percentage points to the acquisition expense ratio in the third quarter of 2024, partially offset by changes in the mix of business as a result of the continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business. In addition to the increase in the acquisition expense ratio, the operating expense ratio also increased 0.6 percentage points, primarily due to an increase in operating expenses following the Validus Acquisition.
In the third quarter of 2024, our Property segment underwriting income was reduced by total purchase accounting adjustments of $22.4 million, which added 2.2 percentage points to the Property segment combined ratio.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$1,609,427	$1,107,431	$501,996
Net premiums written	$1,461,282	$976,388	$484,894
Net premiums earned	$1,588,192	$995,511	$592,681
Net claims and claim expenses incurred	1,043,647	655,215	388,432
Acquisition expenses	497,899	282,397	215,502
Operational expenses	47,573	28,127	19,446
Underwriting income (loss)	$(927)	$29,772	$(30,699)

Net claims and claim expenses incurred – current accident year	$1,044,410	$669,285	$375,125
Net claims and claim expenses incurred – prior accident years	(763)	(14,070)	13,307
Net claims and claim expenses incurred – total	$1,043,647	$655,215	$388,432

Net claims and claim expense ratio – current accident year	65.8%	67.2%	(1.4)	pts
Net claims and claim expense ratio – prior accident years	(0.1)%	(1.4)%	1.3	pts
Net claims and claim expense ratio – calendar year	65.7%	65.8%	(0.1)	pts
Underwriting expense ratio	34.4%	31.2%	3.2	pts
Combined ratio	100.1%	97.0%	3.1	pts

Casualty and Specialty Gross Premiums Written
In the third quarter of 2024, our Casualty and Specialty segment gross premiums written increased by $502.0 million, or 45.3%, to $1.6 billion, compared to the third quarter of 2023. This increase was primarily driven by the renewal of business acquired in the Validus Acquisition, and is principally reflected in the general casualty and other specialty classes of business, which grew by $168.6 million and $208.4 million, respectively, compared to the third quarter of 2023. This increase also reflects organic growth of legacy lines, particularly within the other specialty class of business.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$148,145	$131,043	$17,102

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
Ceded premiums written in our Casualty and Specialty segment increased by $17.1 million, to $148.1 million, in the third quarter of 2024, compared to $131.0 million in the third quarter of 2023, driven by the increase in gross premiums written subject to our retrocessional reinsurance programs, and partially offset by a decrease in the amount of quota share retrocessional coverage purchased.
Casualty and Specialty Net Premiums Written

Three months ended September 30,	2024	2023	Change
(in thousands)
Net premiums written	$1,461,282	$976,388	$484,894

Net premiums written in our Casualty and Specialty segment increased by $484.9 million, or 49.7%, to $1.5 billion, in the third quarter of 2024, compared to $1.0 billion in the third quarter of 2023, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $0.9 million in the third quarter of 2024, compared to underwriting income of $29.8 million in the third quarter of 2023. In the third quarter of 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 65.7%, an underwriting expense ratio of 34.4% and a combined ratio of 100.1%, compared to 65.8%, 31.2% and 97.0%, respectively, in the third quarter of 2023.
The increase in the Casualty and Specialty segment combined ratio in the third quarter of 2024 of 3.1 percentage points to 100.1% was primarily driven by the increase in the underwriting expense ratio of 3.2 percentage points.
The Casualty and Specialty segment current accident year net claims and claim expense ratio decreased by 1.4 percentage points to 65.8% compared to the third quarter of 2023, as the comparable period was impacted by event losses on catastrophe exposed lines within the other specialty class of business. During the third quarter of 2024, our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $0.8 million or 0.1 percentage points, compared to $14.1 million or 1.4 percentage points during the third quarter of 2023. The net favorable development was principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
The increase in the underwriting expense ratio of 3.2 percentage points was driven by a 3.0 percentage point increase in the acquisition expense ratio, primarily due to the impact of Validus integration-related activities and purchase accounting adjustments, which collectively added 2.6 percentage points to the acquisition expense ratio in the third quarter of 2024. The acquisition expense ratio in the third quarter of 2024 was also impacted by changes in estimated variable commission costs.
In the third quarter of 2024, Casualty and Specialty segment underwriting income was reduced by total purchase accounting adjustments of $37.5 million, which added 2.4 percentage points to the Casualty and Specialty segment combined ratio.
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

Fee Income

Three months ended September 30,	2024	2023	Change
(in thousands)
Management Fee Income
Joint ventures	$40,583	$31,463	$9,120
Structured reinsurance products and other	7,299	7,053	246
Managed funds	7,063	5,970	1,093
Total management fee income	54,945	44,486	10,459

Performance Fee Income
Joint ventures	17,188	17,152	36
Structured reinsurance products and other	3,269	2,854	415
Managed funds	6,663	66	6,597
Total performance fee income	27,120	20,072	7,048
Total fee income	$82,065	$64,558	$17,507

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
In the third quarter of 2024, total fee income earned through third-party capital management activities increased $17.5 million, to $82.1 million, compared to $64.6 million in the third quarter of 2023, due to higher management and performance fee income.
Management fee income increased $10.5 million compared to the third quarter of 2023, driven by increased capital managed at DaVinci and Fontana, as well as the addition of fees earned by AlphaCat Managers.
Performance fee income increased $7.0 million compared to the third quarter of 2023, driven by improved underwriting results and favorable development on prior year events, primarily in Upsilon RFO.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on our consolidated results of operations.

Three months ended September 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$12,345	$6,873	$5,472
Equity in earnings (losses) of other ventures	—	(446)	446
Net income (loss) attributable to redeemable noncontrolling interest	69,720	58,131	11,589
Total fee income	$82,065	$64,558	$17,507

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $12.3 million includes $11.6 million of management fee income, recorded as a reduction to operational expenses and $0.7 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $6.9 million, $10.9 million and an increase of $4.0 million, respectively).
In addition to the $12.3 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended September 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$12,345	$6,873	$5,472
Underwriting income (loss) - additional fee income on other underwriting-related activities	15,216	21,564	(6,348)
Total fee income recorded through underwriting income (loss) (1)	$27,561	$28,437	$(876)
Impact of Total fee income recorded through underwriting income (loss) on the combined ratio	1.1%	1.6%	(0.5)	pts

(1)The $27.6 million includes $29.2 million of management fee income, recorded as a reduction to operational expenses and $1.7 million of performance fee income recorded as an increase to acquisition expenses (2023 - $28.4 million, $27.3 million and a reduction of $1.1 million, respectively).
Net Investment Income

Three months ended September 30,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$289,687	$188,781	$100,906
Short term investments	46,746	66,722	(19,976)
Equity investments	670	510	160
Other investments
Catastrophe bonds	61,175	54,583	6,592
Other	20,937	20,031	906
Cash and cash equivalents	10,226	4,160	6,066
	429,441	334,787	94,654
Investment expenses	(5,582)	(5,679)	97
Net investment income	$423,859	$329,108	$94,751

Net investment income was $423.9 million in the third quarter of 2024, compared to $329.1 million in the third quarter of 2023, an increase of $94.8 million. This increase was driven by a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2024	2023	Change
(in thousands)
Net realized gains (losses) on fixed maturity investments trading	22,052	(121,112)	143,164
Net unrealized gains (losses) on fixed maturity investments trading	590,309	(158,226)	748,535
Net realized and unrealized gains (losses) on fixed maturity investments trading	612,361	(279,338)	891,699
Net realized and unrealized gains (losses) on investment-related derivatives (1)	97,534	30,594	66,940
Net realized gains (losses) on equity investments	340	(10)	350
Net unrealized gains (losses) on equity investments	18,778	2,261	16,517
Net realized and unrealized gains (losses) on equity investments	19,118	2,251	16,867
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	66,291	32,474	33,817
Net realized and unrealized gains (losses) on other investments - other	148,441	(14,068)	162,509
Net realized and unrealized gains (losses) on investments	$943,745	$(228,087)	$1,171,832

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
Net realized and unrealized gains on investments were $943.7 million in the third quarter of 2024, compared to net realized and unrealized losses of $228.1 million in the third quarter of 2023. Principally impacting our net realized and unrealized gains on investments in the third quarter of 2024 were:
•net realized and unrealized gains on our fixed maturity investments trading portfolio of $612.4 million in the third quarter of 2024, compared to net realized and unrealized losses of $279.3 million in the third quarter of 2023, primarily due to decreases in interest rates in the third quarter of 2024 compared to interest rate increases in the third quarter of 2023;
•net realized and unrealized gains on other investments of $148.4 million in the third quarter of 2024, compared to net realized and unrealized losses of $14.1 million in the third quarter of 2023, primarily driven by an increase in the value of our investment in TWFG as a result of their initial public offering in the third quarter of 2024;
•net realized and unrealized gains on investment-related derivatives of $97.5 million in the third quarter of 2024, primarily as a result of the impact of the interest rate movements noted above on interest rate futures, and commodity price movements favorably impacting commodity futures, compared to net realized and unrealized gains of $30.6 million in the third quarter of 2023, driven by short interest rate future positions benefiting from interest rate increases; and
•net realized and unrealized gains on catastrophe bonds of $66.3 million in the third quarter of 2024 compared to net realized and unrealized gains of $32.5 million in the third quarter of 2023, which was reflective of changes in risk spreads in the wider catastrophe bond market in both periods. The net realized and unrealized gains are primarily reflected in the Medici portfolio, and are predominantly attributable to third-party investors and allocated through net income (loss) attributable to redeemable noncontrolling interest.

Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$16,804	$(25,886)	$42,690

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
In the third quarter of 2024, net foreign exchange gains were $16.8 million compared to net foreign exchange losses of $25.9 million in the third quarter of 2023. The increase in net foreign exchange gains in the third quarter of 2024 is primarily driven by higher gains attributable to third-party investors in Medici in the current period, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in addition to the impact of certain foreign exchange exposures related to our underwriting activities.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2024	2023	Change
(in thousands)
Equity in earnings (losses) of other ventures	$5,718	$10,842	$(5,124)

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
Corporate Expenses

Three months ended September 30,	2024	2023	Change
(in thousands)
Corporate expenses	$26,078	$17,143	$8,935

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
Corporate expenses were $26.1 million in the third quarter of 2024, compared to $17.1 million in the third quarter of 2023, an increase of $8.9 million, which was primarily driven by $8.3 million of expenses associated with the Validus Acquisition, compared to $3.4 million in the comparative quarter. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.

Income Tax Benefit (Expense)

Three months ended September 30,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$(102,012)	$(9,295)	$(92,717)

We recognized an income tax expense of $102.0 million in the third quarter of 2024, compared to $9.3 million in the third quarter of 2023. The increase in income tax expense was primarily driven by increased income in the Company’s U.S. operations.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$223,288	$107,881	$115,407
Redeemable noncontrolling interest - Vermeer	73,534	51,959	21,575
Redeemable noncontrolling interest - Medici	123,497	60,022	63,475
Redeemable noncontrolling interest - Fontana	29,857	(6,167)	36,024
Net income (loss) attributable to redeemable noncontrolling interests	$450,176	$213,695	$236,481

Our net income (loss) attributable to redeemable noncontrolling interests was $450.2 million in the third quarter of 2024, compared to $213.7 million in the third quarter of 2023, an increase of $236.5 million. This increase was primarily due to the following:
•DaVinci, which had an increase in net income in the third quarter of 2024 compared to the third quarter of 2023, primarily resulting from strong underwriting results and an increase in total investment result;
•Vermeer, which had an increase in net income in the third quarter of 2024 compared to the third quarter of 2023, primarily resulting from strong underwriting results;
•Medici, which had an increase in net income in the third quarter of 2024 compared to the third quarter of 2023, primarily resulting from realized and unrealized gains on its catastrophe bond portfolio, in addition to increased net investment income; and
•Fontana, which had net income in the third quarter of 2024 compared to a net loss in the third quarter of 2023, primarily resulting from improved total investment result.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Nine months ended September 30,	2024	2023	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$9,816,315	$7,060,325	$2,755,990
Net premiums written	$8,200,588	$5,880,766	$2,319,822
Net premiums earned	$7,568,194	$5,221,688	$2,346,506
Net claims and claim expenses incurred	3,849,239	2,593,987	1,255,252
Acquisition expenses	1,965,697	1,280,547	685,150
Operational expenses	339,484	240,716	98,768
Underwriting income (loss)	$1,413,774	$1,106,438	$307,336

Net investment income	$1,225,479	$876,148	$349,331
Net realized and unrealized gains (losses) on investments	602,507	(171,417)	773,924
Total investment result	$1,827,986	$704,731	$1,123,255

Net income (loss)	$2,979,753	$1,631,592	$1,348,161
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,033,488	$949,075	$1,084,413

Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$38.84	$20.13	$18.71
Dividends per common share	$1.17	$1.14	$0.03

Key ratios
Net claims and claim expense ratio – current accident year	57.4%	55.3%	2.1	pts
Net claims and claim expense ratio – prior accident years	(6.5)%	(5.6)%	(0.9)	pts
Net claims and claim expense ratio – calendar year	50.9%	49.7%	1.2	pts
Underwriting expense ratio	30.4%	29.1%	1.3	pts
Combined ratio	81.3%	78.8%	2.5	pts

Return on average common equity - annualized	28.8%	22.1%	6.7	pts

Book value	September 30, 2024	December 31, 2023	Change
Book value per common share	$202.01	$165.20	$36.81
Accumulated dividends per common share	27.69	26.52	1.17
Book value per common share plus accumulated dividends	$229.70	$191.72	$37.98
Change in book value per common share plus change in accumulated dividends	23.0%

Net income available to RenaissanceRe common shareholders was $2.0 billion in the nine months ended September 30, 2024, compared to $949.1 million in the nine months ended September 30, 2023. As a result of our net income available to RenaissanceRe common shareholders in the nine months ended September 30, 2024, we generated an annualized return on average common equity of 28.8% and our book value per common share increased from $165.20 at December 31, 2023 to $202.01 at September 30, 2024, a 23.0% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the nine months ended September 30, 2024, on a comparative basis to the nine months ended September 30, 2023, include:
•Underwriting Results - we generated underwriting income of $1.4 billion and had a combined ratio of 81.3% in the nine months ended September 30, 2024, compared to underwriting income of $1.1 billion and a combined ratio of 78.8% in the nine months ended September 30, 2023. Our underwriting income in the nine months ended September 30, 2024 was comprised of our Property segment, which generated underwriting income of $1.4 billion and had a combined ratio of 52.6%, and our Casualty and Specialty segment, which generated underwriting income of $33.0 million and had a combined ratio of 99.3%. In comparison, our underwriting income in the nine months ended September 30, 2023 was comprised of our Property segment, which generated underwriting income of $935.7 million and had a combined ratio of 57.6%, and our Casualty and Specialty segment, which generated underwriting income of $170.7 million and had a combined ratio of 94.3%;
Included in our underwriting results in the nine months ended September 30, 2024 was the impact of the 2024 Large Loss Events, which resulted in a net negative impact on the underwriting result of $456.3 million and added 6.3 percentage points to the consolidated combined ratio. In comparison, our underwriting results in the nine months ended September 30, 2023 were impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $253.6 million and added 5.0 percentage points to the combined ratio, all within in our Property segment;
•Gross Premiums Written - our gross premiums written increased by $2.8 billion, or 39.0%, to $9.8 billion, in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This was comprised of an increase of $1.5 billion in our Casualty and Specialty segment and an increase of $1.2 billion in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $1.8 billion in the nine months ended September 30, 2024, compared to $704.7 million in the nine months ended September 30, 2023, an increase of $1.1 billion. The primary drivers of the higher total investment result include an increase of $773.9 million in net realized and unrealized gains on investments and an increase in net investment income of $349.3 million. The increase in net realized and unrealized gains was principally due to higher net realized and unrealized gains on fixed maturity investments of $605.6 million, driven by decreases in interest rates during 2024 compared to increases in interest rates in 2023. The increase in net investment income was due to a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $919.7 million in the nine months ended September 30, 2024, compared to $656.0 million in the nine months ended September 30, 2023. The higher net income attributable to redeemable noncontrolling interests in the nine months ended September 30, 2024 was primarily driven by strong underwriting income generated by DaVinci and Vermeer, an increase in net realized and unrealized gains on investments and an increase in net investment income. The increase in net realized and unrealized gains on investments was primarily due to the decrease in interest rates during 2024 discussed above, compared to increases in interest rates in 2023. The increase in net investment income was primarily due to higher average invested assets and higher yielding assets within the investment portfolios of our joint ventures and managed funds;
•Impact of Large Loss Events - we had a net negative impact on net income available to RenaissanceRe common shareholders of $354.3 million resulting from the 2024 Large Loss Events. This compares to a net negative impact on net income available to RenaissanceRe common shareholders of $180.0 million resulting from the 2023 Large Loss Events.

2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2024.

Nine months ended September 30, 2024	Hurricane Helene	Other 2024 Large Loss Events (1)	2024 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(147,847)	$(242,356)	$(390,203)
Net negative impact on Casualty and Specialty segment underwriting result	—	(66,132)	(66,132)
Net negative impact on underwriting result	$(147,847)	$(308,488)	$(456,335)
Percentage point impact on consolidated combined ratio	2.0	4.3	6.3

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2024 of the 2024 Large Loss Events.

Nine months ended September 30, 2024	Hurricane Helene	Other 2024 Large Loss Events (1)	2024 Large Loss Events (2)
(in thousands)
Net claims and claims expenses incurred	$(181,065)	$(350,409)	$(531,474)
Assumed reinstatement premiums earned	39,027	48,829	87,856
Ceded reinstatement premiums earned	(1,009)	(10,048)	(11,057)
Earned (lost) profit commissions	(4,800)	3,140	(1,660)
Net negative impact on underwriting result	(147,847)	(308,488)	(456,335)
Redeemable noncontrolling interest	22,637	79,408	102,045
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(125,210)	$(229,080)	$(354,290)

(1)“Other 2024 Large Loss Events” includes: the Baltimore Bridge Collapse; a series of severe convective storms that impacted the Southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024.
(2)“2024 Large Loss Events” includes: Hurricane Helene, and the “Other 2024 Large Loss Events.”

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

Nine months ended September 30, 2023	2023 Large Loss Events
(in thousands)
Net claims and claims expenses incurred	$(298,114)
Assumed reinstatement premiums earned	39,135
Ceded reinstatement premiums earned	—
Earned (lost) profit commissions	5,349
Net negative impact on underwriting result	(253,630)
Redeemable noncontrolling interest	73,663
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(179,967)

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$4,433,688	$3,217,817		$1,215,871
Net premiums written	$3,457,500	$2,609,356		$848,144
Net premiums earned	$2,911,694	$2,206,471		$705,223
Net claims and claim expenses incurred	757,570	675,963	81,607
Acquisition expenses	566,566	429,273	137,293
Operational expenses	206,737	165,514	41,223
Underwriting income (loss)	$1,380,821	$935,721		$445,100

Net claims and claim expenses incurred – current accident year	$1,228,371	$933,172		$295,199
Net claims and claim expenses incurred – prior accident years	(470,801)	(257,209)	(213,592)
Net claims and claim expenses incurred – total	$757,570	$675,963		$81,607

Net claims and claim expense ratio – current accident year	42.2%	42.3%	(0.1)	pts
Net claims and claim expense ratio – prior accident years	(16.2)%	(11.7)%	(4.5)	pts
Net claims and claim expense ratio – calendar year	26.0%	30.6%	(4.6)	pts
Underwriting expense ratio	26.6%	27.0%	(0.4)	pts
Combined ratio	52.6%	57.6%	(5.0)	pts

Property Gross Premiums Written
In the nine months ended September 30, 2024, our Property segment gross premiums written increased by $1.2 billion, or 37.8%, to $4.4 billion, compared to $3.2 billion in the nine months ended September 30, 2023.
Gross premiums written in the catastrophe class of business were $2.9 billion in the nine months ended September 30, 2024, an increase of $858.5 million, or 41.1%, compared to the nine months ended September 30, 2023. This increase was principally driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, during the nine months ended September 30, 2024.
Gross premiums written in the other property class of business were $1.5 billion in the nine months ended September 30, 2024, an increase of $357.4 million, or 31.7%, compared to the nine months ended September 30, 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition and organic growth in both our catastrophe and non-catastrophe exposed business.
Property Ceded Premiums Written

Nine months ended September 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$976,188	$608,461	$367,727

Ceded premiums written in our Property segment increased 60.4%, to $976.2 million, in the nine months ended September 30, 2024, compared to $608.5 million in the nine months ended September 30, 2023.

The increase in ceded purchases reflects our larger portfolio resulting from the Validus Acquisition and organic growth, as well as increased utilization of Upsilon, as part of our gross-to-net strategy.
Property Net Premiums Written

Nine months ended September 30,	2024	2023	Change
(in thousands)
Net premiums written	$3,457,500	$2,609,356	$848,144

Net premiums written in our Property segment were $3.5 billion in the nine months ended September 30, 2024, an increase of $848.1 million, or 32.5%, compared to the nine months ended September 30, 2023, consistent with the changes in gross premiums written discussed above, partially offset by an increase in ceded premiums written as part of our gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $1.4 billion in the nine months ended September 30, 2024, compared to $935.7 million in the nine months ended September 30, 2023, an increase in underwriting income of $445.1 million. In the nine months ended September 30, 2024, our Property segment generated a net claims and claim expense ratio of 26.0%, an underwriting expense ratio of 26.6% and a combined ratio of 52.6%, compared to 30.6%, 27.0% and 57.6%, respectively, in the nine months ended September 30, 2023.
Impacting the Property segment underwriting result and combined ratio in the nine months ended September 30, 2024 were the 2024 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $390.2 million and added 15.0 percentage points to its combined ratio. In comparison, the nine months ended September 30, 2023 was impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $253.6 million and added 12.5 percentage points to its combined ratio.
The net claims and claim expense ratio of 26.0% was comprised of a current accident year net claims and claim expense ratio of 42.2% and 16.2 percentage points of net favorable development on prior accident years. In comparison, the nine months ended September 30, 2023 had a net claims and claim expense ratio of 30.6%, comprised of a current accident year net claims and claim expense ratio of 42.3% and 11.7 percentage points of net favorable development on prior accident years. Included in the current accident year net claims and claim expense ratio for the nine months ended September 30, 2024 is a 15.1 percentage point impact from the 2024 Large Loss Events. This compares to an impact of 13.0 percentage points for the nine months ended September 30, 2023 from the 2023 Large Loss Events. Principally impacting the 4.6 percentage point reduction in the net claims and claim expense ratio for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is an increase in the net favorable development on prior accident years.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The underwriting expense ratio decreased 0.4 percentage points, driven by a 0.4 percentage point decrease in the operating expense ratio primarily due to an increase in net premiums earned. In addition, the acquisition expense ratio for the nine months ended September 30, 2024 includes 2.0 percentage points of purchase accounting adjustments relating to the Validus Acquisition, which was offset by changes in the mix of business as a result of continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business.
In the nine months ended September 30, 2024, Property segment underwriting income was reduced by total purchase accounting adjustments of $67.0 million, which added 2.4 percentage points to the Property segment combined ratio.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$5,382,627	$3,842,508		$1,540,119
Net premiums written	$4,743,088	$3,271,410		$1,471,678
Net premiums earned	$4,656,500	$3,015,217		$1,641,283
Net claims and claim expenses incurred	3,091,669	1,918,024	1,173,645
Acquisition expenses	1,399,131	851,274	547,857
Operational expenses	132,747	75,202	57,545
Underwriting income (loss)	$32,953	$170,717		$(137,764)

Net claims and claim expenses incurred – current accident year	$3,118,726	$1,955,612		$1,163,114
Net claims and claim expenses incurred – prior accident years	(27,057)	(37,588)	10,531
Net claims and claim expenses incurred – total	$3,091,669	$1,918,024		$1,173,645

Net claims and claim expense ratio – current accident year	67.0%	64.9%	2.1	pts
Net claims and claim expense ratio – prior accident years	(0.6)%	(1.3)%	0.7	pts
Net claims and claim expense ratio – calendar year	66.4%	63.6%	2.8	pts
Underwriting expense ratio	32.9%	30.7%	2.2	pts
Combined ratio	99.3%	94.3%	5.0	pts

Casualty and Specialty Gross Premiums Written
In the nine months ended September 30, 2024, our Casualty and Specialty segment gross premiums written increased by $1.5 billion, or 40.1%, to $5.4 billion, compared to $3.8 billion in the nine months ended September 30, 2023. This increase is principally due to the renewal of business acquired in the Validus Acquisition, in conjunction with the retention and organic growth of legacy lines, and is primarily reflected in the other specialty, general casualty and credit classes of business, which increased $848.6 million, $544.7 million and $202.5 million, respectively, compared to the nine months ended September 30, 2023. These increases were partially offset by a decrease in the professional liability class of business of $55.6 million which, was driven by decreases in premium estimates on business underwritten in prior years.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2024	2023	Change
(in thousands)
Ceded premiums written	$639,539	$571,098	$68,441

Ceded premiums written in our Casualty and Specialty segment increased by 12.0%, to $639.5 million, in the nine months ended September 30, 2024, compared to $571.1 million in the nine months ended September 30, 2023, primarily driven by the increase in gross premiums written subject to our retrocessional reinsurance programs, and partially offset by a decrease in amount of quota share retrocessional coverage purchased.

Casualty and Specialty Net Premiums Written

Nine months ended September 30,	2024	2023	Change
(in thousands)
Net premiums written	$4,743,088	$3,271,410	$1,471,678

Net premiums written in our Casualty and Specialty segment increased by $1.5 billion, or 45.0%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment generated underwriting income of $33.0 million in the nine months ended September 30, 2024, compared to $170.7 million in the nine months ended September 30, 2023. In the nine months ended September 30, 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 66.4%, an underwriting expense ratio of 32.9% and a combined ratio of 99.3%, compared to 63.6%, 30.7% and 94.3%, respectively, in the nine months ended September 30, 2023.
The increase in the Casualty and Specialty segment combined ratio in the nine months ended September 30, 2024 to 99.3% was principally driven by an increase of 2.8 percentage points in the net claims and claims expense ratio and an increase of 2.2 percentage points in the underwriting expense ratio.
The increase in the net claims and claims expense ratio was driven by higher current accident year losses, mainly as a result of losses related to the Baltimore Bridge Collapse, which added approximately 1.3 percentage points of loss, as well as two specific losses within the structured credit and transactional liability lines of business in the nine months ended September 30, 2024. During the nine months ended September 30, 2024 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $27.1 million, or 0.6 percentage points, compared to $37.6 million, or 1.3 percentage points during the nine months ended September 30, 2023. The net favorable development during both the nine months ended September 30, 2024 and the nine months ended September 30, 2023 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our other specialty and credit classes of business.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
The increase in the underwriting expense ratio of 2.2 percentage points was primarily driven by a 1.8 percentage point increase in the acquisition expense ratio from the impact of purchase accounting adjustments.
In the nine months ended September 30, 2024, Casualty and Specialty segment underwriting income was reduced by total purchase accounting adjustments of $116.2 million, which added 2.5 percentage points to the Casualty and Specialty segment combined ratio.

Fee Income

Nine months ended September 30,	2024	2023	Change
(in thousands)
Management fee income
Joint ventures	$118,786	$89,774	$29,012
Structured reinsurance products and other	21,774	20,676	1,098
Managed funds	25,765	18,380	7,385
Total management fee income	166,325	128,830	37,495

Performance fee income
Joint ventures	55,364	32,039	23,325
Structured reinsurance products and other	14,748	4,412	10,336
Managed funds	13,255	730	12,525
Total performance fee income	83,367	37,181	46,186
Total fee income	$249,692	$166,011	$83,681

In the nine months ended September 30, 2024, total fee income earned through our third-party capital management activities increased by $83.7 million, to $249.7 million, compared to $166.0 million in the nine months ended September 30, 2023, driven by both higher management fee income and higher performance fee income.
Management fee income increased $37.5 million compared to the nine months ended September 30, 2023, driven by increased capital managed at DaVinci and Fontana, as well as the addition of fees earned by AlphaCat Managers.
Performance fee income increased $46.2 million compared to the nine months ended September 30, 2023, driven by current underwriting year results and favorable development on prior year events, primarily in DaVinci, Upsilon RFO, and certain structured reinsurance products.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Nine months ended September 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$40,030	$28,198	$11,832
Equity in earnings (losses) of other ventures	(698)	(1,004)	306
Net income (loss) attributable to redeemable noncontrolling interest	210,360	138,817	71,543
Total fee income	$249,692	$166,011	$83,681

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $40.0 million includes $39.6 million of management fee income, recorded as a reduction to operational expenses and $0.4 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $28.2 million, $33.7 million and an increase of $5.5 million, respectively).

In addition to the $40.0 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Nine months ended September 30,	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$40,030	$28,198	$11,832
Underwriting income (loss) - additional fee income on underwriting-related activities	52,550	72,405	(19,855)
Total fees recorded through underwriting income (loss)(1)	$92,580	$100,603	$(8,023)
Impact of total fees recorded through underwriting income (loss) on the combined ratio	1.2%	1.9%	(0.7)	pts

(1)The $92.6 million includes $87.6 million of management fee income, recorded as a reduction to operational expenses and $5.0 million of performance fee income recorded as a reduction to acquisition expenses (2023 - $100.6 million, $92.8 million and $7.8 million, respectively).
Net Investment Income

Nine months ended September 30,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$820,876	$514,020	$306,856
Short term investments	141,923	149,903	(7,980)
Equity investments	1,819	6,675	(4,856)
Other investments
Catastrophe bonds	177,860	142,936	34,924
Other	59,525	65,422	(5,897)
Cash and cash equivalents	40,347	13,009	27,338
	1,242,350	891,965	350,385
Investment expenses	(16,871)	(15,817)	(1,054)
Net investment income	$1,225,479	$876,148	$349,331

Net investment income was $1.2 billion in the nine months ended September 30, 2024, compared to $876.1 million in the nine months ended September 30, 2023, an increase of $349.3 million. This increase was driven by a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio.

Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2024	2023	Change
(in thousands)
Net realized gains (losses) on fixed maturity investments trading	(33,965)	(300,089)	266,124
Net unrealized gains (losses) on fixed maturity investments trading	353,465	14,007	339,458
Net realized and unrealized gains (losses) on fixed maturity investments trading	319,500	(286,082)	605,582
Net realized and unrealized gains (losses) on investment-related derivatives (1)	50,102	(22,295)	72,397
Net realized gains (losses) on equity investments	355	(27,503)	27,858
Net unrealized gains (losses) on equity investments	26,368	62,039	(35,671)
Net realized and unrealized gains (losses) on equity investments	26,723	34,536	(7,813)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	51,091	94,786	(43,695)
Net realized and unrealized gains (losses) on other investments - other	155,091	7,638	147,453
Net realized and unrealized gains (losses) on investments	$602,507	$(171,417)	$773,924

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives (interest rate futures and credit default swaps), equity investments related derivatives (equity futures) and commodity investments related derivatives (commodity futures and commodity options). See “Note 13. Derivative Instruments” for additional information.
Net realized and unrealized gains on investments were $602.5 million in the nine months ended September 30, 2024, compared to net realized and unrealized losses of $171.4 million in the nine months ended September 30, 2023, an increase of $773.9 million. Principally impacting our net realized and unrealized gains on investments in the nine months ended September 30, 2024 were:
•net realized and unrealized gains on our fixed maturity investments trading portfolio of $319.5 million in the nine months ended September 30, 2024 compared to net realized and unrealized losses of $286.1 million in the nine months ended September 30, 2023, primarily as a result of decreases in interest rates in the nine months ended September 30, 2024 compared to increases in interest rate in the nine months ended September 30, 2023;
•net realized and unrealized gains on other investments of $155.1 million in the nine months ended September 30, 2024 compared to net realized and unrealized gains of $7.6 million in the nine months ended September 30, 2023, primarily driven by an increase in the value of the Company’s investment in TWFG as a result of their initial public offering in the nine months ended September 30, 2024;
•net realized and unrealized gains on investment-related derivatives of $50.1 million in the nine months ended September 30, 2024, driven by commodity price movements favorably impacting commodity futures, compared to net realized and unrealized losses of $22.3 million in the nine months ended September 30, 2023, driven by coupon payments on credit default swaps to hedge credit risk; and
•net realized and unrealized gains on catastrophe bonds of $51.1 million in the nine months ended September 30, 2024, compared to $94.8 million in the nine months ended September 30, 2023, a decrease of $43.7 million. The decrease in net realized and unrealized gains were driven by a generally lower narrowing of risk spreads in the catastrophe bond market in 2024 compared to 2023. The net realized and unrealized gains are primarily reflected in the Medici portfolio, and are predominantly attributable to third-party investors and allocated through net income (loss) attributable to redeemable noncontrolling interest.

Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$(27,694)	$(53,877)	$26,183

In the nine months ended September 30, 2024, net foreign exchange losses were $27.7 million compared to $53.9 million in the nine months ended September 30, 2023. The decrease in net foreign exchange losses for the nine months ended September 30, 2024 compared to 2023 is primarily driven by lower losses attributable to third-party investors in Medici in the current period, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, slightly offset by a higher impact of certain foreign exchange exposures related to our underwriting activities in the current period compared to the prior period.
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
Equity in Earnings of Other Ventures

Nine months ended September 30,	2024	2023	Change
(in thousands)
Equity in earnings (losses) of other ventures	$32,435	$28,072	$4,363

Earnings from our investments in other ventures was $32.4 million in the nine months ended September 30, 2024, compared to $28.1 million in the nine months ended September 30, 2023, an increase of $4.4 million.
Corporate Expenses

Nine months ended September 30,	2024	2023	Change
(in thousands)
Corporate expenses	$100,489	$53,357	$47,132

Corporate expenses increased $47.1 million to $100.5 million, in the nine months ended September 30, 2024, compared to $53.4 million in the nine months ended September 30, 2023. The increase was primarily driven by $45.9 million of expenses associated with the Validus Acquisition, compared to $14.7 million in the comparative quarter. We expect to incur additional costs and expenses associated with the Validus Acquisition. These additional non-recurring costs may be significant, and it is possible that our ultimate costs will exceed our current estimates.
Income Tax Benefit (Expense)

Nine months ended September 30,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$(96,536)	$(44,139)	$(52,397)

In the nine months ended September 30, 2024, we recognized an income tax expense of $96.5 million, compared to $44.1 million in the nine months ended September 30, 2023. The increase in income tax expense was primarily driven by increased income in the Company’s U.S. operations and was partially offset by a $33.7 million deferred tax benefit resulting from the merger of RREAG and Validus Switzerland which was successfully completed in the second quarter of 2024.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$523,812	$333,490	$190,322
Redeemable noncontrolling interest - Vermeer	183,129	151,527	31,602
Redeemable noncontrolling interest - Medici	183,015	167,281	15,734
Redeemable noncontrolling interest - Fontana	29,778	3,688	26,090
Net income (loss) attributable to redeemable noncontrolling interests	$919,734	$655,986	$263,748

Our net income attributable to redeemable noncontrolling interests was $919.7 million compared to $656.0 million in the nine months ended September 30, 2023, an increase of $263.7 million. The increase was primarily driven by the following:
•DaVinci, which had higher net income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily resulting from improved underwriting results and higher total investment results;
•Vermeer, which had higher net income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily resulting from improved underwriting results in the nine months ended September 30, 2024;
•Medici, which had higher net income in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, due to higher net realized and unrealized gains on its catastrophe bond portfolio and increased net investment income in the current period, compared to the nine months ended September 30, 2023; and
•Fontana, which had higher net income in the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, primarily resulting from an increase in net realized and unrealized gains on its investments, in addition to higher net investment income in the nine months ended September 30, 2024.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2024. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2023.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high-quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. In 2024, we received significant distributions of capital from many of our principal operating subsidiaries, both in the ordinary course and in connection with the integration of Validus and streamlining of our corporate structure following the Validus Acquisition. For example, we received dividends from Validus Re, Renaissance Reinsurance and RREAG, following the merger of Validus Switzerland and RREAG in June 2024 and in connection with the amalgamation of Validus Re and Renaissance Reinsurance in October 2024.
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

At September 30, 2024	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	50,000
Bilateral Letter of Credit Facilities
Secured	393,190
Unsecured	517,432
Funds at Lloyd’s Letter of Credit Facility	225,000
$1,185,622

(1)At September 30, 2024, no amounts were issued or drawn under this facility.
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
Refer to “Note 7. Debt and Credit Facilities” and “Note 15. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2024, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £659.3 million (December 31, 2023 - £730.9 million). Actual FAL posted for Syndicate 1458 at September 30, 2024 by RenaissanceRe Corporate Capital (UK) Limited was $970.1 million (December 31, 2023 - $935.8 million), supported by a $225.0 million letter of credit and a $745.1 million deposit of cash and fixed maturity securities (December 31, 2023 - $225.0 million and $710.8 million, respectively). Refer to “Note 7. Debt and Credit Facilities” and “Note 15. Subsequent Events” in our “Notes to the Consolidated Financial Statements” for additional information related to this letter of credit facility.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance, RREAG, and Validus Re, use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of September 30, 2024, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.

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

	At September 30, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$336,949	$239,984	$584,708	$381,497
DaVinci Reinsurance	182,121	48,044	174,352	114,203
Validus Re	627,698	388,043	625,100	529,149
RREAG, as successor in interest to Validus Switzerland	1,506,754	1,253,573	1,342,339	1,298,712

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At September 30, 2024		At December 31, 2023
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$202,290	$103,017	$193,922	$129,380
DaVinci Reinsurance	224,402	99,321	215,560	125,184
RREAG	111,101	70,425	103,632	75,380

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2023. As of September 30, 2024, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2023.
Cash Flows

Nine months ended September 30,	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$3,385,906	$1,399,139
Net cash provided by (used in) investing activities	(2,780,542)	(3,509,127)
Net cash provided by (used in) financing activities	(911,495)	2,104,136
Effect of exchange rate changes on foreign currency cash	1,524	7,397
Net increase (decrease) in cash and cash equivalents	(304,607)	1,545
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,572,911	$1,195,884

2024
During the nine months ended September 30, 2024, our cash and cash equivalents decreased by $304.6 million, to $1.6 billion at September 30, 2024, compared to $1.9 billion at December 31, 2023.
Cash flows provided by operating activities
Cash flows provided by operating activities during the nine months ended September 30, 2024 were $3.4 billion, compared to $1.4 billion during the nine months ended September 30, 2023. Cash flows provided by operating activities during the nine months ended September 30, 2024 were primarily the result of certain adjustments to reconcile our net income of $3.0 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $905.0 million due to the increase in gross premiums written across both our Property and Casualty and Specialty segments;

•an increase in reserve for claims and claim expenses of $734.3 million, primarily resulting from an increase in reserves in our Casualty and Specialty segment, largely driven by an increase in earned premiums due to the renewal of business acquired in the Validus Acquisition and organic growth, resulting in additional attritional reserves, partially offset by a decrease in reserves in our Property segment primarily due to paid losses and prior year favorable development; and
•a decrease in reinsurance recoverable of $605.6 million due to prior year favorable development across the 2017 through 2022 accident years, in addition to paid recoveries; partially offset by
•an increase in premiums receivable of $946.2 million due to the timing of receipts and an increase in our gross premiums written;
•net realized and unrealized gains on investments of $552.4 million, primarily driven by higher net realized and unrealized gains on fixed maturity investments resulting from declining interest rates in 2024; and
•an increase in prepaid reinsurance premiums of $272.8 million due to the increase in ceded premiums written across both our Property and Casualty and Specialty segments.
Cash flows used in investing activities
During the nine months ended September 30, 2024, our cash flows used in investing activities were $2.8 billion, principally reflecting net purchases of fixed maturity investments trading of $2.7 billion and other investments of $380.5 million, partially offset by cash flows from net sales of short term investments of $385.7 million. The net purchases of fixed maturity investments trading and other investments was primarily funded by cash flows provided by operating activities, as described above.
Cash flows used in financing activities
Our cash flows used in financing activities in the nine months ended September 30, 2024 were $911.5 million, and were principally the result of:
•net outflows of $562.3 million primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer;
•common share repurchases of $215.3 million; and
•repayment of debt of $100.0 million related to the Medici Revolving Credit Facility.
2023
During the nine months ended September 30, 2023, our cash and cash equivalents decreased by $1.5 million, to $1,195.9 million at September 30, 2023, compared to $1,194.3 million at December 31, 2022.
Cash flows provided by operating activities
Cash flows provided by operating activities during the nine months ended September 30, 2023 were $1.4 billion, compared to $870.5 million during the nine months ended September 30, 2022. Cash flows provided by operating activities during the nine months ended September 30, 2023 were primarily the result of certain adjustments to reconcile our net income of $1.6 billion to net cash provided by operating activities, including:
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
Cash flows used in investing activities
During the nine months ended September 30, 2023, our cash flows used in investing activities were $3.5 billion, principally reflecting net purchases of fixed maturity investments trading of $1.8 billion, short term investments of $1.8 billion, and other investments of $526.0 million, partially offset by cash flows from net sales of equity investments trading of $564.3 million. The net purchases of fixed maturity investments trading was primarily funded by cash flows provided by operating activities, as described above, and cash flows provided by the capital raised as part of our financing plan for the Validus Acquisition, as described below, whereas the net purchase of other investments during the nine months ended September 30, 2023, was primarily driven by an increased allocation to catastrophe bonds and fund investments.
Cash flows provided by financing activities
Our cash flows provided by financing activities in the nine months ended September 30, 2023 were $2.1 billion, and were principally the result of:
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At September 30, 2024	At December 31, 2023	Change
(in thousands)
Common shareholders’ equity	$10,492,584	$8,704,958	$1,787,626
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	11,242,584	9,454,958	1,787,626

5.750% Senior Notes due 2033	741,831	741,124	707
3.600% Senior Notes due 2029	395,822	395,137	685
3.450% Senior Notes due 2027	298,641	298,270	371
3.700% Senior Notes due 2025	299,815	299,537	278
4.750% Senior Notes due 2025 (DaVinci) (1)	149,819	149,587	232
Total senior notes	1,885,928	1,883,655	2,273
Medici Revolving Credit Facility (2)	50,000	75,000	(25,000)
Total debt	$1,935,928	$1,958,655	$(22,727)

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
Our shareholders’ equity attributable to RenaissanceRe increased $1.8 billion during the nine months ended September 30, 2024 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $2.1 billion; partially offset by
•$60.9 million and $26.5 million of dividends on our common and preference shares, respectively.
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

Investments
The table below shows our invested assets:

	September 30, 2024		December 31, 2023		Change
(in thousands, except percentages)
U.S. treasuries	$11,736,158	35.6%	$10,060,203	34.4%	$1,675,955
Corporate (1)	7,790,634	23.6%	6,499,075	22.2%	1,291,559
Residential mortgage-backed	1,753,318	5.3%	1,420,362	4.9%	332,956
Asset-backed	1,440,194	4.4%	1,491,695	5.0%	(51,501)
Agencies	615,627	1.9%	489,117	1.7%	126,510
Non-U.S. government	609,355	1.8%	483,576	1.7%	125,779
Commercial mortgage-backed	341,899	1.0%	433,080	1.5%	(91,181)
Total fixed maturity investments trading, at fair value	24,287,185	73.6%	20,877,108	71.4%	3,410,077
Short term investments, at fair value	4,302,991	13.0%	4,604,079	15.8%	(301,088)
Equity investments, at fair value	133,091	0.4%	106,766	0.4%	26,325
Fund investments	1,982,762	6.0%	1,415,804	4.9%	566,958
Catastrophe bonds	1,896,075	5.7%	1,942,199	6.7%	(46,124)
Direct private equity investments	199,039	0.6%	59,905	0.2%	139,134
Term loans	94,575	0.3%	97,658	0.3%	(3,083)
Total other investments, at fair value	4,172,451	12.6%	3,515,566	12.1%	656,885
Investments in other ventures, under equity method	137,959	0.4%	112,624	0.3%	25,335
Total investments	$33,033,677	100.0%	$29,216,143	100.0%	$3,817,534

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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2024	December 31, 2023	Change
(in thousands)
Fund investments	$1,982,762	$1,415,804	$566,958
Catastrophe bonds	1,896,075	1,942,199	(46,124)
Direct private equity investments	199,039	59,905	139,134
Term loans	94,575	97,658	(3,083)
Total other investments	$4,172,451	$3,515,566	$656,885

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statement of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded a net loss of $12.9 million for the nine months ended September 30, 2024 ($3.0 million for the nine months ended September 30, 2023), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers in the current period.
Our estimate of the fair value of catastrophe bonds is based on quoted market prices, or when such prices are not available, by reference to broker or underwriter bid indications. Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $4.4 billion, of which $2.6 billion has been contributed at September 30, 2024 (December 31, 2023 - $3.6 billion and $2.0 billion, respectively). Our remaining commitments to these investments at September 30, 2024 totaled $1.8 billion (December 31, 2023 - $1.6 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
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
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of November 4, 2024 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A3	—
Fontana Reinsurance Ltd.	A	—	—	—
Fontana Reinsurance U.S. Ltd.	A	—	—	—
Renaissance Reinsurance of Europe Unlimited Company	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating	A+	AA-	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

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
On August 7, 2024, A.M. Best upgraded the financial strength rating of Lloyd’s to “A+” from “A”. The outlook of the rating was revised to stable from positive. “A+” is the second highest designation of A.M. Best’s sixteen rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders.
As of November 4, 2024, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2023.

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
Summarized Balance Sheets

(in thousands)	September 30, 2024	December 31, 2023
Assets
Receivables due from non-obligor subsidiaries	$1,853,676	$17,992
Other current assets	764,646	530,471
Total current assets	$2,618,322	$548,463

Goodwill and other intangibles	$99,374	$101,509
Loan receivable from non-obligor subsidiaries	646,262	624,152
Other noncurrent assets	4,822	39,951
Total noncurrent assets	$750,458	$765,612

Liabilities
Payables due to non-obligor subsidiaries	$19,603	$137,322
Other current liabilities	55,396	87,066
Total current liabilities	$74,999	$224,388

Loan payable to non-obligor subsidiaries	$203,318	$201,380
Other noncurrent liabilities	1,838,212	1,837,360
Total noncurrent liabilities	$2,041,530	$2,038,740

Summarized Statement of Operations

(in thousands)	Nine months ended September 30, 2024
Revenues
Intercompany revenue with non-obligor subsidiaries	$119,245
Other revenue	39,624
Total revenues	158,869
Expenses
Intercompany expense with non-obligor subsidiaries	45,047
Other expense	95,059
Total expenses	140,106
Income tax benefit (expense)	2,769
Net income (loss)	21,532
Dividends on RenaissanceRe preference shares	(26,531)
Net income (loss) attributable to Obligor Group	$(4,999)

CURRENT OUTLOOK
Over the last 10 years, we have made key strategic decisions to build the capabilities and scale that we believe will allow us to generate superior returns in an evolving marketplace. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We believe that the prior planning initiatives we implemented provide the flexibility to manage large loss events and efficiently distribute capital across balance sheets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. Our three drivers of profit put us in a differentiated position to absorb losses while still providing efficient capacity to our customers and producing strong returns for our shareholders. This has afforded us significant flexibility to react when the world changes.
In 2023, we accomplished several strategic milestones, including (i) achieving a step change in reinsurance pricing, and (ii) completing the Validus Acquisition, which helped us accelerate our growth in a favorable market. In 2024, we have been focused on execution to realize the benefits of the strategic successes we accomplished in 2023.
We believe that we are in a strong capital position, which has been enhanced by capital that has been freed up as we have progressed with the Validus integration, and provides us with the ability to deploy capital into the business while actively repurchasing shares when at attractive valuations.
Validus Acquisition
On November 1, 2023, we completed the Validus Acquisition, accelerating our strategy at a critical juncture in the reinsurance cycle. The Validus Acquisition has several significant strategic benefits for us and advances our position as a global property and casualty reinsurer, providing additional scale and diversification, and increasing our importance with customers and brokers. Through the Validus Acquisition, we gained access to a large book of attractive reinsurance business that is closely aligned with our existing business mix. The Validus Acquisition was immediately accretive to our shareholders across our three drivers of profit, and this is visible in our 2024 results to date.
Reinsurance Market Trends and Developments
We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. The shift in the reinsurance market environment has resulted in an increase in rates across certain lines of business at the January 1, April 1, June 1 and July 1 renewals.
Overall, we were pleased with the outcome of the 2024 mid-year renewals, where we believe that the reinsurance market was appropriately positioned in the insurance value chain, assumed the appropriate level of risk, and was appropriately paid for it. After successfully integrating the Validus portfolio, we are shifting our focus to serving our customers and deploying our capacity at our increased scale.
As we look forward to the January 1 renewals, we expect that the market will remain disciplined, and that rates and terms and conditions will remain attractive. We aim to retain the combined portfolio and look for rate adequate opportunities to deploy capacity. We believe that we are in a strong position to grow with our customers on attractive business and are a trusted partner to help our customers manage their risk across portfolios and across market cycles. We have a strategic commitment to reinsurance that we think enhances our value proposition to customers because our reinsurance participation is consistent and broad, and our focus on reinsurance minimizes potential channel conflict with our customers. This commitment was only reinforced by the Validus Acquisition.
We are uniquely positioned to write a variety of risks, leveraging the enhancements we have made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We believe that our RenaissanceRe Risk Sciences team gives us an advantage in properly reflecting the evolving phenomenon of climate change in our models as compared to commercially available models.
Our strategy focuses on operating as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We leverage our strengths in risk selection and capital management to build portfolios designed to be resilient against a spectrum of tail-

risk scenarios, including elevated hurricane seasons. This allows us to price our products accordingly and to maintain our important position as a consistent incumbent for our customers.
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
Some central banks have begun to cut interest rates, which could act as a potential supporting force for some of these inflationary pressures, if they have cut rates too soon. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment, and in our other property class of business within our Property segment.
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
Three Drivers of Profit
We have built a strong foundation across all three drivers of profit, and we had strong overall performance in the third quarter of 2024, reflecting solid contributions from each of our three drivers of profit. This performance was a reflection of our strategy of generating diversified and sustainable earnings streams for our business across underwriting income, fee income and investment income. Having three distinct sources of income makes us more resilient to catastrophe activity, and should reward our shareholders with superior returns.
Underwriting Income
Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that will generate the best returns. Portfolio construction is a continuous process, and we believe that we have constructed a large and profitable underwriting portfolio that has been bolstered by our ability to participate broadly across our clients’ portfolios.
In 2024, we have been focused on continuing to deliver the combined RenaissanceRe and Validus portfolio at attractive rates and terms and conditions. With the majority of renewals now complete, we are confident that we have achieved our goal of delivering a larger, well-diversified combined portfolio while also deepening our partnerships with brokers and clients. Even at our increased scale following the Validus Acquisition, we remain focused on staying nimble to be able to capture attractive opportunities as they arise and exercising discipline to effectively manage our portfolio. Our customers have been overwhelmingly supportive throughout the process of the Validus integration, and we are ending the year with a larger and more diversified portfolio and deeper partnerships.

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
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the underwriting changes that we recently made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have. In the third quarter, our property portfolio demonstrated its resilience to an active hurricane season and several losses from secondary perils.
In our Property segment, we have focused on constructing a portfolio that has appropriate attachment points for each of our customers, and we expect this dynamic to persist into 2025, supporting a healthy reinsurance market and the consistent protection our customers need. Our gross-to-net strategy provides us with flexibility so that we can move quickly to offer capacity to our partners at attractive rates without the challenges that many other markets may face. We continue to grow organically in the catastrophe class of business where we are seeing the most attractive risk-adjusted returns.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward.
Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. This access has been enhanced as a result of the larger book of business that we have following the Validus Acquisition. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We continue to grow organically in certain specialty lines of business where we are seeing the most attractive risk-adjusted returns.
In our casualty class of business, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. We believe that the industry needs to continue to evolve to stay ahead of these social inflation trends and are actively working with customers to share our insights and improve data capture throughout the renewal process. This customer-by-customer approach enables us to differentiate between accounts, appropriately price each program, and reduce if needed.
We believe that we have a prudent reserving process for our casualty and specialty business and remain confident in our reserves. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights into our prudent reserving process to proactively stay ahead of trend and inform portfolio shaping decisions.
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
Investment Income
We are benefiting from high interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities as we saw historic increases in interest rates. This has been enhanced by the increased size of our investment portfolio which continues to grow, including as a result of the Validus Acquisition. We continue to maintain a relatively conservative position for our investment portfolio. During the third quarter we generated significant mark-to-market gains related to the decrease in interest rates, as well as on certain of our strategic investments.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2023, during the nine months ended September 30, 2024. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2023 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board of Directors has authorized a share repurchase program, which was renewed in an aggregate amount of up to $500.0 million on July 31, 2024 and increased to an aggregate amount of up to $750 million on November 6, 2024. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made during the third quarter of 2024, and includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total shares purchased		Other shares purchased		Shares purchased under publicly announced repurchase program		Maximum dollar amount still available under repurchase program
	Shares purchased	Average price per share	Shares purchased	Average price per share	Shares purchased	Average price per share
							(in thousands)
Beginning dollar amount available to be repurchased							$416,246
July 1 - 31, 2024 (1)	376,633	$221.15	—	$—	376,633	$221.15	$500,000
August 1 - 31, 2024	101,461	$232.02	313	$233.23	101,148	$232.02	476,532
September 1 - 30, 2024	—	$—	—	$—	—	$—	$476,532
Total	478,094	$223.46	313	$233.23	477,781	$223.45	$476,532

(1)On July 31, 2024, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $500.0 million.
During the three months ended September 30, 2024, we repurchased 477.8 thousand common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $106.8 million and an average price of $223.45 per common share. At September 30, 2024, $476.5 million remained available for repurchase under the share repurchase program. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
Renaissance Reinsurance was party to an Amended and Restated Letter of Credit Reimbursement Agreement dated November 7, 2019, as amended (the “Funds at Lloyd’s Letter of Credit Facility”), with Bank of Montreal, Citibank Europe and ING Bank N.V., which provides a facility under which letters of credit may be issued from time to time to support business written by RenaissanceRe Syndicate 1458. On November 4, 2024, Renaissance Reinsurance terminated the Funds at Lloyd’s Letter of Credit Facility.
During the three months ended September 30, 2024, the following directors or officers of the Company adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended): on August 19, 2024, Henry Klehm III, Director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to gift up to the lesser of (i) 168 shares of RenaissanceRe common stock or (ii) shares of RenaissanceRe common stock with a value of $35,000, between November 18, 2024 and December 31, 2024, subject to certain conditions. The plan will terminate on the earlier of December 31, 2024, or when all sales or gifts under the plan have been completed.

ITEM 6.        EXHIBITS

10.1
Standby Letter of Credit Agreement, dated as of October 3, 2024, by and among Renaissance Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Nordea Bank Abp, New York Branch.

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

Date: November 7, 2024    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: November 7, 2024    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)