Form 10-K
period 2024-12-31
RENAISSANCERE HOLDINGS LTD
filed 2025-02-12
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2024 was $11.5 billion based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 7, 2025 was 49,251,139.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2025 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2024, of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, prices, volumes, operations, investment results, margins, combined ratios, fees, reserves, market conditions, risk management and exchange rates; the consequences of our strategic decisions; the performance of our underwriting portfolio, Capital Partners unit, and investment portfolio; and the impact of general economic conditions such as changes in inflation and interest rates on our results of operations. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, estimates of net negative impact and insured losses from loss events, competition in our industry, industry capital, and government initiatives and regulatory matters affecting the (re)insurance industries.
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
•the effects of inflation;
•our exposure to ceding companies and delegated authority counterparties and the risks they underwrite;
•our ability to maintain our financial strength ratings;
•our reliance on a small number of brokers;
•the highly competitive nature of our industry;
•the historically cyclical nature of the (re)insurance industries;
•collection on claimed retrocessional coverage and new retrocessional reinsurance being available;
•our ability to attract and retain key executives and employees;
•our ability to successfully implement our business, strategies and initiatives;
•our exposure to credit loss from counterparties;
•our need to make many estimates and judgments in the preparation of our financial statements;
•our exposure to risks associated with our management of capital on behalf of investors;
•changes to the accounting rules and regulatory systems applicable to our business, including changes in Bermuda and U.S. laws or regulations;
•the effect of current or future macroeconomic or geopolitical events or trends, including the ongoing conflicts between Russia and Ukraine, and in the Middle East;
•other political, regulatory or industry initiatives adversely impacting us;
•the impact of cybersecurity risks, including technology breaches or failure;
•our ability to comply with covenants in our debt agreements;
•the effect of adverse economic factors, including changes in the prevailing interest rates;
•the effects of new or possible future tax actions or reform legislation and regulations in the jurisdictions in which we operate;

•our ability to determine any impairments taken on our investments;
•our ability to raise capital on acceptable terms;
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
OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance, and certain insurance solutions to customers, principally through intermediaries. Established in 1993, we have offices in Bermuda, Australia, Canada, Ireland, Singapore, Switzerland, the U.K., and the U.S.
Our mission is to match desirable risk with efficient capital, and our vision is to be the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and enable our purpose to protect communities and enable prosperity. We seek to accomplish these goals by delivering a value proposition composed of leadership, expertise and partnership, through our operation as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management.
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily though delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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
We have three principal drivers of profit that generate diversified earnings streams for our business: underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By matching desirable risk with efficient capital and accepting the volatility that this business brings, we believe that we can generate superior returns over the long-term. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio, with a focus on fixed income investments. Compared to underwriting income, we view fee income, especially management fee income, and investment income, as being relatively less volatile and as diversifying sources of income.
We principally measure our financial success through long-term growth in tangible book value per common share plus the change in accumulated dividends. We believe this metric is the most appropriate measure of our financial performance, and in respect of which we believe we have delivered superior performance over time.
CORPORATE STRATEGY
Our mission is to match desirable risk with efficient capital, and our vision is to be the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and fulfill our purpose to protect communities and enable prosperity. Our strategy for achieving these objectives, which is supported by our core values, our principles and our culture, is to operate an integrated system of three competitive advantages: superior customer relationships, superior risk selection and superior capital management. We believe all three competitive advantages are required to achieve our objectives, and we aim to seamlessly coordinate the delivery of these competitive advantages for the benefit of our shareholders, ceding insurers, brokers, investors in our joint ventures and managed funds, and other stakeholders.
Superior Customer Relationships. Our value proposition to customers is underpinned by leadership, expertise, and partnership. We seek to offer stable, predictable and consistent risk-based pricing and prompt turnaround on claims. We believe our modeling and technical expertise, our broad risk appetite, and our track record of keeping our promises have made us a provider of first choice in many lines of business to our customers worldwide. We aim to be a trusted long-term partner to our customers for assessing and managing risk and delivering responsive solutions.
Superior Risk Selection. We pursue a disciplined approach to underwriting and seek to select those risks that we believe will produce a portfolio with an attractive return, subject to prudent risk constraints. We develop a view of risk for each risk submission we receive utilizing a combination of proprietary data sets, sophisticated risk modelling capabilities, market leading risk selection tools, such as our REMS© exposure management system, and the expertise and judgment of our experienced underwriters. We manage our portfolio of risks dynamically, both within sub-portfolios and across the Company.
Superior Capital Management. We aim to match the portfolio of risk that we build with the most appropriate form(s) of capital. As a result of our strategy and the diversified nature of our business, we believe that we are uniquely positioned to utilize various forms of capital depending on the situation. We access capital through joint ventures, managed funds, ceded retrocession, debt and equity markets, and other structures to support underwriting opportunities, and we prudently manage our capital position, which may include returning capital when we believe it would be beneficial. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. In our Capital Partners unit, we aim to leverage our access to business and our underwriting capabilities on an efficient capital base, develop fee income, generate performance fees, diversify our portfolio, and provide attractive risk-adjusted returns to our capital providers.
We believe we are well positioned to fulfill our objectives by virtue of the experience and skill of our management team, our integrated and flexible underwriting and operating platform, our significant financial strength, our strong relationships with brokers, customers and capital partners, our commitment to superior service and our proprietary modeling technology. By consistently applying each of our three competitive advantages we can offer specialized services and products at times and in markets where capacity and alternatives may be limited.
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

Year ended December 31,	2024		2023		2022
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property	$4,823,731	41.1%	$3,562,414	40.2%	$3,734,241	40.5%
Casualty and Specialty	6,909,335	58.9%	5,299,952	59.8%	5,479,299	59.5%
Total gross premiums written	$11,733,066	100.0%	$8,862,366	100.0%	$9,213,540	100.0%

Across our segments, we write proportional business, excess of loss business, and business through delegated authority arrangements. The business we write through delegated authority arrangements is primarily insurance business. We view our insurance business through a reinsurance lens, with a focus on approaching it as a portfolio of risks. Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and has the potential to change in the future. Proportional and delegated authority business typically have relatively higher premiums per unit of expected underwriting income as well as a higher acquisition expense ratio and combined ratio than traditional excess of loss reinsurance, as these coverages tend to be exposed to relatively more attritional, and frequent, losses while being subject to less expected severity.
The following table shows gross premiums written by type of risk in each of our segments:

Year ended December 31, 2024	Property	Casualty and Specialty	Total
(in thousands)
Excess of loss	$3,364,490	$1,134,177	$4,498,667
Proportional	821,955	5,308,224	6,130,179
Delegated authority	637,286	466,934	1,104,220
Total gross premiums written	$4,823,731	$6,909,335	$11,733,066

Year ended December 31, 2023
(in thousands)
Excess of loss	$2,468,566	$857,957	$3,326,523
Proportional	667,074	4,102,088	4,769,162
Delegated authority	426,774	339,907	766,681
Total gross premiums written	$3,562,414	$5,299,952	$8,862,366

Year ended December 31, 2022
(in thousands)
Excess of loss	$2,354,919	$914,607	$3,269,526
Proportional	785,394	4,092,210	4,877,604
Delegated authority	593,928	472,482	1,066,410
Total gross premiums written	$3,734,241	$5,479,299	$9,213,540

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

The following table shows gross premiums written in our Property segment allocated by class of business:

Year ended December 31,	2024		2023		2022
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Catastrophe	$2,996,890	62.1%	$2,146,323	60.2%	$2,076,752	55.6%
Other property	1,826,841	37.9%	1,416,091	39.8%	1,657,489	44.4%
Total Property segment gross premiums written	$4,823,731	100.0%	$3,562,414	100.0%	$3,734,241	100.0%

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
Casualty and Specialty Segment
We write casualty and specialty reinsurance and insurance across a broad range of classes of business, including general casualty, professional liability, credit and other specialty lines. This business is predominantly reinsurance, although we also write insurance business, primarily through delegated authority arrangements. As a result of our financial strength and stable, long-term relationships with leading underwriters of casualty and specialty insurance globally, we offer significant capacity in this segment.

The following table shows gross premiums written in our Casualty and Specialty segment aggregated by class of business:

Year ended December 31,	2024		2023		2022
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
General casualty (1)	$2,280,818	33.0%	$1,730,102	32.6%	$1,560,594	28.5%
Professional liability (2)	1,212,134	17.5%	1,212,393	22.9%	1,728,570	31.5%
Credit (3)	901,716	13.1%	769,321	14.5%	1,062,183	19.4%
Other specialty (4)	2,514,667	36.4%	1,588,136	30.0%	1,127,952	20.6%
Total Casualty and Specialty segment gross premiums written	$6,909,335	100.0%	$5,299,952	100.0%	$5,479,299	100.0%

(1)	Includes automobile liability, casualty clash, employers’ liability, umbrella or excess casualty, workers’ compensation and general liability.
(2)	Includes directors and officers, medical malpractice, professional indemnity and transactional liability.
(3)	Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.
(4)
Includes accident and health, agriculture, aviation, construction, cyber, energy, marine, satellite and terrorism. Lines of business such as regional multi-line and whole account may have characteristics of various other lines of business, and are allocated accordingly.

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
Our Casualty and Specialty segment also offers certain insurance products, including excess and surplus, general liability and professional liability lines of business, primarily through delegated authority arrangements. We write this business in a similar manner to our reinsurance business, and view it through a reinsurance lens, with a focus on approaching it as a portfolio of risks.
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

The following table sets forth the amounts and percentages of our gross premiums written by territory of coverage exposure:

Year ended December 31,	2024		2023		2022
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property Segment
U.S. and Caribbean	$2,996,981	25.5%	$2,303,013	26.0%	$2,343,830	25.5%
Worldwide	1,063,292	9.1%	798,623	9.0%	1,053,369	11.4%
Europe	244,523	2.1%	163,500	1.9%	62,998	0.7%
Worldwide (excluding U.S.) (1)	180,688	1.5%	70,646	0.8%	37,436	0.4%
Japan	106,533	0.9%	85,823	1.0%	104,767	1.1%
Australia and New Zealand	101,976	0.9%	70,107	0.8%	86,080	0.9%
Other	129,738	1.1%	70,702	0.8%	45,761	0.5%
Total Property Segment	4,823,731	41.1%	3,562,414	40.3%	3,734,241	40.5%
Casualty and Specialty Segment
Worldwide	3,217,662	27.3%	2,280,687	25.7%	2,328,030	25.3%
U.S. and Caribbean	2,986,956	25.5%	2,333,096	26.3%	2,556,466	27.7%
Europe	353,863	3.0%	197,228	2.2%	327,831	3.6%
Worldwide (excluding U.S.) (1)	195,489	1.7%	130,334	1.5%	177,746	1.9%
Australia and New Zealand	43,183	0.4%	27,397	0.3%	35,973	0.4%
Other	112,182	1.0%	331,210	3.7%	53,253	0.6%
Total Casualty and Specialty Segment	6,909,335	58.9%	5,299,952	59.7%	5,479,299	59.5%
Total gross premiums written	$11,733,066	100.0%	$8,862,366	100.0%	$9,213,540	100.0%

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
Renaissance Reinsurance is our primary flagship balance sheet, through which we have broad exposure to a range of risks. Our other balance sheets allow us to optimize where and how we write specific risks, considering geographic location, regulatory flexibility, and the ability to access different markets of risk. For example, RenaissanceRe Specialty U.S. writes excess and surplus U.S. risk which can be supported on a quota share reinsurance or delegated authority basis through managing general agents, and RREAG focuses on writing specialty risks across the European market and in other jurisdictions utilizing its branches and our reinsurance intermediaries. We utilize our integrated and flexible underwriting platform to ensure that risks are matched with the optimal principal wholly-owned operating subsidiary balance sheet. Over the course of 2024, we merged Validus Re and Validus Switzerland, the primary Validus operating entities we acquired in the Validus Acquisition, into our existing operating structure.
CAPITAL PARTNERS
Fee Income
We pursue a number of other opportunities, including creating and managing our joint ventures and managed funds, executing structured reinsurance transactions to assume or cede risk and managing certain strategic investments. These opportunities aid us in generating our second driver of profit, the fee income that we earn on our capital management business. We earn two types of fee income by managing third-party capital in our Capital Partners unit: management fee income and performance fee income. Compared to underwriting income, we view fee income, especially management fee income, as being a relatively less volatile and diversifying source of income.
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
Managed Joint Ventures and Managed Funds
We manage a number of joint ventures and managed funds which provide us with an additional presence in the market, enhance our client relationships and generate management fee income and performance fee income. Currently, our principal joint ventures and managed funds include DaVinci, Fontana, Medici, Vermeer, Top Layer and Upsilon.

		December 31, 2024
Entity	Consolidated (1)	RenaissanceRe’s Economic Ownership (2)	Generates Management Fee Income (3)	Generates Performance Fee Income (4)
DaVinci	X	25.4%	X	X
Fontana	X	26.5%	X	X
Medici	X	15.8%	X	—
Vermeer	X	—	X	—
Top Layer	— (5)	—	X	—
Upsilon	X (6)	—	X	X

(1)As a result of our controlling voting interest, we consolidate these entities in our financial statements, such that the third parties’ economic interest in the entities’ net assets and net income (loss) are reflected in our consolidated balance sheets and consolidated statements of operations in redeemable noncontrolling interests and net (income) loss attributable to redeemable noncontrolling interests, respectively.
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

Fontana
Fontana assumes casualty and specialty risks, including long-tail lines. Third-party investors own a majority of the economic interest in Fontana, which provides them with access to attractive casualty and specialty risk while generating a management fee and a performance fee stream of income for us. Fontana also allows us to increase casualty and specialty capacity for our customers. We control a majority of the outstanding voting rights in Fontana, and as a result, consolidate it in our financial results. Fontana assumes a whole account quota share of our global casualty and specialty book of business, including the credit portfolio, ensuring alignment. Fontana comprises a group of reinsurance operating companies and their holding companies, in which we maintain a significant economic investment.
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
Top Layer
We established Top Layer in 1999 to expand our ability to write high excess non-U.S. property catastrophe reinsurance. Top Layer is owned 50% by State Farm and 50% by Renaissance Reinsurance, although State Farm provides the majority of Top Layer’s underwriting capacity through a $3.9 billion stop-loss reinsurance agreement, and therefore, State Farm retains most of Top Layer’s underwriting results. Since we do not control Top Layer, we do not consolidate it in our financial results. Top Layer is managed by RUM in return for a management fee. We maintain a significant investment in Top Layer.
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

AlphaCat
In connection with the Validus Acquisition, we acquired AlphaCat Managers, which manages third-party capital in various forms, including through closed-end and open-end Bermuda mutual funds and one managed account, collectively, the “AlphaCat Funds,” which currently generate fee income. Prior to the Validus Acquisition, substantially all of the AlphaCat Funds had received full redemption requests from their investors and capital was being released accordingly, subject to certain constraints. We expect to run off this business over a period of time.
Noncontrolling Interest
We manage DaVinci, Fontana, Medici, and Vermeer, and own all or a majority of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain the portion of that amount corresponding to our economic interest in the vehicle in the net income (loss) attributable to RenaissanceRe. In our consolidated balance sheets and consolidated statements of operations, the aggregated portion of these various economic outcomes attributable to third parties is reflected in net (income) loss attributable to redeemable noncontrolling interests.
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
Our investment portfolio also serves as a stable capital base against which we can underwrite risk, and also allows us to generate relatively attractive investment income and returns over time. Our investment portfolio includes both investments that we make on behalf of the Company and whose investment results are fully retained by the Company, as well as investments that we manage on behalf of our joint ventures and managed funds, in which we retain no, or only a partial, economic interest.
The majority of our investments are highly-rated fixed income securities. We also hold a significant amount of short term investments which have a maturity of one year or less when purchased. In addition, we hold other investments, including catastrophe bonds, fund investments, term loans and direct private equity investments, which offer the potential for higher returns but with relatively higher levels of risk. Our investment portfolio takes into account the duration of our liabilities and the level of strategic asset risk we wish to assume over the medium- to long-term. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes that either increase or decrease our overall asset risk. To further the sustainability of our investment portfolio, we consider certain environmental, social and governance factors within our investment strategy. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.

For additional information regarding our investment portfolio, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Investments” and “Note 5. Investments” in our “Notes to the Consolidated Financial Statements.”
Strategic Investments
We also pursue strategic investments where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants. These investments may be directed at classes of risk other than catastrophe reinsurance, and at times may also be directed at non-insurance risks. We find these investments attractive because of their target risk-adjusted returns, and because of their ability to help advance our business objectives and capabilities. We believe that our strategic investments provide us with enhanced risk access and information on markets that are core to our business, as well as potential new markets for future growth consideration. For example, we have strategic investments in the Tower Hill Companies which grant us access to participants in the Florida homeowners insurance market. Additionally, we have a strategic investment in TWFG, which distributes personal and commercial insurance across the United States.
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
Our ERM framework operates via a three lines model. The first line consists of individual functions that deliberately assume risks on our behalf and own and manage risk within the Company on a day-to-day and business operational basis. The second line is responsible for risk oversight and also supports the first line to understand and manage risk, and is comprised of a dedicated risk team led by the Group Chief Risk Officer who reports to the Board’s Investment and Risk Management Committee and the Chief Executive Officer, and a dedicated compliance team led by the Group General Counsel who reports to the Board’s Audit Committee and the Chief Executive Officer. The third line, our Internal Audit team, reports to the Audit Committee of the Board and provides independent, objective assurance as to the assessment of the adequacy and effectiveness of our internal control systems and also coordinates risk-based audits and compliance reviews and other specific initiatives to evaluate and address risk within targeted areas of our business.
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
In addition to the impacts that environmental incidents have on our business, there has been a proliferation of governmental and regulatory initiatives and scrutiny related to climate change and greenhouse gases, which may also affect our business. For example, the EU adopted the Corporate Sustainability Reporting Directive that requires disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. Other regulators, such as the State of California, have adopted requirements on climate change disclosures that could significantly increase compliance burdens and associated regulatory costs and complexity, and other regulators may propose similar rules in the future.
RATINGS
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have issuer credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their capital models and rating methodologies, which could have a material impact on our ratings and business.
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
RESERVE FOR CLAIMS AND CLAIM EXPENSES
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. Our claims and claim expense reserves are a combination of case reserves, ACR and incurred but not reported losses and incurred but not enough reported losses, collectively referred to as IBNR. Case reserves are losses reported to us by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, either we establish, or our clients report, ACR. Client reported ACR represents their estimate of additional contract specific claims in excess of the case reserves they have reported to us. ACR established by us represents our estimates for claims related to specific contracts which we believe may not be adequately estimated by the client as of that date or is not within the IBNR. We establish IBNR using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to us yet or where we anticipate increased reporting. Our reserving committee, which includes members of our senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our audited consolidated financial statements. Because of the nature of the coverages that we provide, the amount and timing of the cash flows associated with our policy liabilities will fluctuate, perhaps significantly, and, therefore, are highly uncertain.
Our reserving techniques, assumptions and processes differ among our Property and Casualty and Specialty segments. Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Claims and Claim Expense Reserves” for more information on our actual results versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.
MARKETING
We believe that our modeling and technical expertise, our broad risk appetite, and our reputation for paying valid claims promptly has enabled us to become a provider of first choice in many lines of business to our customers worldwide. We market our products primarily through reinsurance brokers and we focus our marketing efforts on targeted brokers and partners. We believe that our existing portfolio of business is a valuable asset and, therefore, we attempt to continually strengthen relationships with our existing brokers and customers. We believe that by maintaining close relationships with brokers, we are able to obtain access to a broad range of potential reinsureds.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively. Our distribution is reliant on a small number of broker relationships, which has continued to decrease in recent years as a result of consolidation in the broker sector. We expect this concentration to continue. In 2024, three brokerage firms accounted for 82.1% of our gross premiums written.
The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2024	Property	Casualty and Specialty	Total
Aon plc	43.9%	23.7%	32.0%
Marsh & McLennan Companies, Inc.	30.6%	40.6%	36.5%
Arthur J. Gallagher	5.6%	19.2%	13.6%
Total of largest brokers	80.1%	83.5%	82.1%
All others	19.9%	16.5%	17.9%
Total	100.0%	100.0%	100.0%

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
Employees
At February 7, 2025, we employed 945 people worldwide (February 14, 2024 - 925, February 3, 2023 - 731). Of these employees, 242 were located in Bermuda, 262 in the U.S. and Canada, 416 in Europe and 25 in the Asia-Pacific region.
Talent Acquisition, Development, and Retention
We strive to hire talented people and invest heavily in their development to aid them in their professional and personal growth. As employees grow at RenaissanceRe, we support them in mastering specific competencies at each career level. We also invest in the professional growth of our leaders through customized leadership development programs to build advanced skills and capabilities across a diverse set of participants within the organization. Our bespoke approach to development encourages continuous learning through skills-based training, technical development and stretch assignments. We aim to attract, motivate, reward and retain the best people by aligning our performance management practices with our compensation and benefits programs.
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
Diversity, Equity and Inclusion Initiatives
We believe that by seeking diversity, creating equity and practicing inclusion we will build an even stronger culture and company. Our cross-functional DEI Executive Council, chaired by our Chief Portfolio Officer, sets our DEI strategy, identifying focus areas such as raising awareness of DEI throughout our organization. Our DEI governance structure also includes local advisory committees responsible for implementation at a country level.
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
REGULATION
Most countries and all U.S. states regulate (re)insurance business to varying degrees. We currently have (re)insurance operations in Australia, Bermuda, Ireland, Singapore, Switzerland, the U.K. and the U.S. Our operating subsidiaries and branches are principally regulated by the regulatory authorities of their respective jurisdictions, and may also be subject to regulation in the jurisdictions of their ceding companies.

Expansion into additional (re)insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that our Bermuda subsidiaries will become subject to direct U.S. regulation.
Bermuda Regulation
Overview
Generally, Bermuda companies must comply with the provisions of the Bermuda Companies Act 1981. Bermuda-registered insurance companies and insurance management companies are also regulated under the Insurance Act and related regulations, which impose various requirements depending on a company’s classification under the Insurance Act. The Insurance Act imposes solvency and liquidity standards as well as auditing and reporting requirements, and confers on the BMA powers to supervise, investigate and intervene in the affairs of insurance companies. As a holding company, RenaissanceRe is not directly regulated as an insurer under the Insurance Act.
Our entities registered under the Insurance Act include:
•Class 4 general business insurers: Renaissance Reinsurance, and DaVinci Reinsurance
•Class 3B general business insurers: RenaissanceRe Specialty U.S., Vermeer and RREAG, Bermuda Branch
•Class 3A general business insurers: Top Layer, Fontana Reinsurance Ltd. and Fontana Reinsurance U.S. Ltd.
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
Group Supervision
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
The International Association of Insurance Supervisors, or IAIS, has adopted a Common Framework for the supervision of Internationally Active Insurance Groups, or IAIGs, which is focused on the group-wide supervision of IAIGs. The BMA has issued a consultation paper about proposed enhancements to its insurance group supervision framework. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, limit intercompany capital transactions, suspend debt repayments, and significantly increase our cost of regulatory compliance.
Disclosure and Reporting Requirements
At the group level, the RenaissanceRe Group is required to submit to the BMA a quarterly financial return, as well as the following annual filings: group statutory financial statements, group capital and solvency return, audited group financial statements, and a group solvency self-assessment. At the entity level, our Bermuda registered insurers are required to submit to the BMA both general and statutory audited annual financial statements, which are available free of charge on the BMA’s website. Certain insurers and insurance groups are also required to prepare and publish a Financial Condition Report, or FCR. We file a consolidated group FCR, inclusive of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci Reinsurance, Top Layer, Fontana Re, Fontana US and Vermeer. RREAG files a separate FCR in lieu of a standalone FCR for its Bermuda Branch. Our FCRs are available on our website. In addition, general business insurers are generally required to file an annual capital and solvency return, or BSCR, with the BMA. The BSCR is a risk-based capital model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Our 2023 group BSCR exceeded the target capital level. We are currently completing our 2024 group BSCR, and at this time, we believe we will exceed the target capital, and that each entity that is required to file will exceed the minimum amount of regulatory capital required to be maintained under Bermuda law.
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
Capital, Solvency, and Liquidity Requirements
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
RenaissanceRe and certain of our Bermuda-registered insurers are also generally required to maintain available statutory economic capital and surplus at a level at least equal to their enhanced capital requirement, which level may be adjusted by the BMA. The BMA has established a target capital level applicable to certain registration categories, and to insurance groups, equal to 120% of the applicable ECR. Failure to maintain statutory capital at least equal to the target capital level would likely result in increased BMA regulatory oversight. An insurer engaged in general business is generally required to maintain a minimum liquidity ratio equal to the value of its relevant assets at not less than 75% of the amount of its relevant liabilities.
Restrictions on Dividends, Distributions and Reductions of Capital
Our Bermuda-registered insurers are generally prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, if declaring or paying such dividend would cause them to fail to meet the required minimum solvency margin or minimum liquidity ratio, or if certain solvency requirements are not met. Additional restrictions apply to any dividend and any reduction in statutory capital over applicable thresholds.
Income Taxes
Through December 31, 2024, neither we nor our shareholders were required to pay Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax in respect of our shares. However, on December 27, 2023, the Corporate Income Tax Act 2023 was enacted. As a result, certain Bermuda businesses which are part of large multinational groups will be subject to a 15% corporate income tax in Bermuda for fiscal years beginning on or after January 1, 2025, regardless of any assurance given pursuant to the Exempted Undertakings Tax Protection Act 1966. We expect our profits generated on or after January 1, 2025 in Bermuda, except for profits earned by our joint ventures and managed funds, will be subject to the 15% corporate income tax.

Additional Rules and Regulations
Certain of our Bermuda-registered entities are subject to additional regulatory requirements, including the following:
•Insurance Code of Conduct. Bermuda registered insurers are required to comply with the BMA’s Insurance Code of Conduct, which establishes duties, requirements and standards regarding sound corporate governance, risk management and internal controls.
•Special Purpose Insurer and Collateralized Insurer Reporting Requirements. Unlike other (re)insurers, SPIs and collateralized insurers are fully funded to meet their (re)insurance obligations; therefore, the application and supervision processes are less burdensome than traditional registered general business insurers. However, these entities remain subject to annual financial statements and solvency reporting and disclosure requirements.
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
•Investment Fund Regulation. The Bermuda Investment Funds Act 2006 sets standards applicable to the establishment and operation of investment funds in Bermuda with a view to protecting investors. Each of our managed funds, including Medici and Upsilon Fund is registered or authorized under the Investment Funds Act and supervised funds regulated by the BMA. Under the Investment Funds Act, registered funds and authorized funds are subject to offering disclosure requirements and obligations with respect to service providers, depositary functions, safekeeping obligations, valuations, and reporting to investors and the public, among other requirements.
•Investment Business Regulation. In 2024, RFM and AlphaCat Managers, which were both previously exempt from requiring a license from the BMA to carry on investment business activities in or from Bermuda, received a Standard License and Class B Registration, respectively, under the Bermuda Investment Business Act 2003. As a result, RFM and AlphaCat Managers are now subject to supervision by the BMA, including disclosure and reporting requirements and, in the case of RFM, minimum net asset and liquidity requirements.
U.S. Regulation
Overview
Renaissance Reinsurance U.S. is a Maryland-domiciled insurer licensed or accredited as a reinsurer in all 50 states and the District of Columbia. It is also a certified reinsurer with the U.S. Treasury. Renaissance Reinsurance U.S. is subject to considerable regulation and supervision by state insurance regulators. State insurance departments regulate insurer solvency, authorized investments, loss and loss adjustment expense and unearned premium reserves, cybersecurity, and deposits of securities for the benefit of policyholders. They also conduct periodic examinations and require the filing of annual and other reports relating to the financial condition of companies and other matters. The MIA, as Renaissance Reinsurance U.S.’s domestic regulator, is the primary financial regulator of Renaissance Reinsurance U.S. RREAG, US Branch is in runoff, but is still subject to supervision by the NYDFS and remains subject to many of the regulations described below.

Holding Company Regulation
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
Disclosure and Reporting Requirements
Renaissance Reinsurance U.S. is required to file various detailed reports, including annual and quarterly financial statements in accordance with prescribed statutory accounting rules, with regulatory officials in the jurisdictions in which it conducts business. In addition, the Risk Management and Own Risk Solvency and Assessment Act requires Renaissance Reinsurance U.S. and RREAG, US Branch to: (i) maintain a risk management framework for identifying, assessing, monitoring, managing, and reporting its material and relevant risks; (ii) complete an ORSA at least once each year and at any time there is a significant change to the risk profile of the entity or its holding company system; and (iii) submit an ORSA summary report to the MIA at not more than each year.
Capital and Surplus Requirements
Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law, including risk-based capital requirements, and to submit an annual report regarding its risk-based capital levels to the MIA. As of December 31, 2024, we believe Renaissance Reinsurance U.S. exceeded all applicable Maryland minimum capital and surplus requirements.
Restrictions on Dividends and Distributions
Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S., including the requirement that any “extraordinary dividends” require certain regulatory notices and approvals (or non-disapprovals) and must be paid out of earned surplus. Renaissance Reinsurance U.S. must also provide notice to the MIA of payment of ordinary dividends.
Acquisition of Control
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
RREAG, US Branch
The U.S. casualty portfolio of RREAG, US Branch was transferred to Renaissance Reinsurance U.S. in 2019. The remaining property and specialty business portfolio of RREAG, US Branch will be runoff until all liabilities are extinguished, a process that we expect to take several years.
RREAG, US Branch is licensed in New York and Kansas and it is an accredited reinsurer in 48 states, and the District of Columbia. The NYDFS is RREAG, US Branch’s insurance regulator in the U.S. RREAG, US Branch is subject to New York’s holding company laws as well as laws and regulations pertaining to solvency, capital and surplus, authorized investments, deposits of securities for the benefit of policyholders, cybersecurity, corporate governance and the financial risks related to climate change. As of December 31, 2024, we believe RREAG, US Branch exceeded all applicable minimum capital and surplus requirements. The NYDFS may conduct periodic examinations of RREAG, US Branch and requires the filing of annual and other reports relating to RREAG, US Branch’s financial condition and risk-based capital levels. RREAG, US Branch does not pay ordinary dividends and would need approval from the NYDFS for any return of capital to RREAG.

Reinsurance Regulation
The insurance laws of each U.S. state indirectly regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers acting from locations outside the state through the state’s credit for reinsurance laws. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited.
Although reinsurance contract terms and rates are generally not subject to regulation by state insurance authorities, a U.S. insurance company ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. reinsurers, or “alien reinsurers,” if the reinsurance contract contains certain minimum provisions and the alien reinsurer provides appropriate security for its outstanding obligations. The amount of security that an alien reinsurer may be required to provide and the form of that security varies significantly and depends on an alien reinsurer’s financial strength and its status in a given U.S. state. As alien reinsurers, Renaissance Reinsurance, DaVinci Reinsurance, RREAG, RenaissanceRe Specialty U.S., and Vermeer have each been approved by one or more U.S. states as a “Certified Reinsurer” or “Reciprocal Jurisdiction Reinsurer,” which permits it to post reduced or zero security, respectively, while still allowing its cedants to take financial statement credit for the reinsurance.
Federal Oversight and Other Government Intervention
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
The Dodd-Frank Act also authorizes the U.S. Treasury and the Office of the U.S. Trade Representative to enter into international agreements of mutual recognition regarding the prudential regulation of insurance or reinsurance, or “covered agreements” that address insurance prudential measures and credit for reinsurance.
U.K. Regulation
Overview
RenaissanceRe’s principle risk taking balance sheets in the U.K. are Syndicate 1458 at Lloyd’s, which is managed by RSML and RREAG, UK Branch. The PRA and the FCA regulate all financial services firms in the U.K. including the Lloyd’s market, RSML and RREAG, UK Branch, and have substantial powers of intervention in relation to regulated firms. Under the Lloyd’s Acts, the Council of Lloyd’s is responsible for regulating and directing underwriting at Lloyd’s. Co-operation agreements between Lloyd’s and the FCA and the PRA set out, amongst other things, the co-operation and information sharing between Lloyd’s. If it appears to either the PRA or the FCA that either Lloyd’s is not fulfilling its delegated regulatory responsibilities or that managing agents are not complying with the applicable law and regulation, the PRA or the FCA may intervene in the regulation of individuals and entities operating at Lloyd’s and impose penalties or sanctions for non-compliance or misconduct.
Lloyd’s Regulation
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
RenaissanceRe CCL’s obligations as a member of Lloyd’s include the following:
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
Disclosure and Reporting Requirements
RSML is required to provide Lloyd’s with annual financial statements for Syndicate 1458. These financial statements are then published and made publicly available by Lloyd’s on the Lloyd’s website.
Capital and Surplus Requirements
Following “Brexit,” with effect from December 31, 2024, the capital adequacy of insurers and reinsurers in the U.K., including Syndicates at Lloyd’s is determined under the PRA’s prudential regime for insurers known as “Solvency UK.” Solvency UK has replaced the PRA’s previous prudential regulation framework, Solvency II, which was established by EU law and transposed into U.K. law. Under Solvency UK, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the PRA.
RREAG, UK Branch is not required to hold capital at the branch level. In light of this and related matters, the PRA granted various modifications and waivers to RREAG, UK Branch from its Solvency UK regulatory reporting requirements.
Lloyd’s is subject to an annual PRA solvency test which measures whether Lloyd’s has sufficient assets in the aggregate to meet all outstanding liabilities of its members, both current and run-off. If Lloyd’s fails this test, the PRA may require the entire Lloyd’s market to cease underwriting or individual Lloyd’s members may be required to cease or reduce their underwriting.
Change of Control
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
Swiss Regulation
Overview
RREAG is a reinsurance company licensed and supervised by the Swiss Financial Market Supervisory Authority FINMA, or FINMA. As such, RREAG must comply with Swiss insurance supervisory law and regulations applicable to reinsurers. RREAG maintains branch operations in Australia, Bermuda, the U.K. and the U.S., each in accordance with applicable local regulations. In addition, the group affiliate RenaissanceRe Services of Switzerland AG must comply with applicable provisions of the Swiss Financial Services Act to continue its distribution activities for insurance-linked securities.

Adequacy of Financial Resources
RREAG must comply with capital, solvency, and reserve requirements, such as the Swiss Solvency Test, or SST, under applicable Swiss regulations, including the Insurance Supervision Act and the Insurance Supervision Ordinance. Certain of these requirements may be determined by FINMA. The solvency requirement of the SST is met if the available risk-bearing capital exceeds the required target capital. The SST has been recognized by the EU and the U.K. as an equivalent standard to European and U.K. standards, respectively. At December 31, 2024, we believe RREAG exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. These and other regulations limit the amount of capital that RREAG may distribute to its holding company parent.
Additional Regulatory Requirements
RREAG is subject to additional regulatory requirements under Swiss law, including the following:
•Reporting and Disclosure Requirements. RREAG has to submit an annual report (including audited financial statements and a management report), FCR, an annual supervisory report, and a forward-looking self-assessment of its risk situation and capital requirements, or ORSA, to FINMA each year. RREAG is also required to maintain and update with FINMA a regulatory business plan, including details on their organization, financials, qualified participants, management, oversight, control persons, and responsible actuary. RREAG must notify FINMA of any changes to its business plan, and FINMA is required to approve certain changes.
•Dividends and Distributions. RREAG may only distribute dividends out of its retained earnings or distributable reserves based on the audited annual accounts. Any distribution of dividends may be subject to the approval of FINMA (as a change of the regulatory business plan) if they have a bearing on the solvency of the reinsurer and/or the interests of the insured.
Change of Control
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
•Singapore: Branches of Renaissance Reinsurance and DaVinci Reinsurance based in the Republic of Singapore have each received a license to carry on insurance business as a general reinsurer and are regulated by ACRA as a foreign company pursuant to Singapore’s Companies Act. Renaissance Services of Asia Pte. Ltd., our Singapore-based service company, is registered with ACRA and subject to Singapore’s Companies Act.
•Ireland: Renaissance Reinsurance of Europe DAC is regulated and supervised by the Central Bank of Ireland and is subject to the requirements of Solvency II. Renaissance Reinsurance of Europe DAC and Renaissance Services of Europe Ltd., our Dublin-based Irish service company, are both registered with the Companies Registration Office in Ireland and subject to the Companies Act 2014.
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
“2021 Weather-Related Large Losses”
Winter Storm Uri, European Floods, Hurricane Ida, hail storm in Europe, wildfires in California, tornadoes in the Central and Midwest U.S., the Midwest Derecho, and losses associated with aggregate loss contracts

“2022 Weather-Related Large Losses”	Hurricanes Ian, Fiona and Nicole, floods in Eastern Australia, Storm Eunice, severe weather in France, typhoons in Asia, Winter Storm Elliott, and loss estimates associated with certain aggregate loss contracts
“2023 Large Loss Events”	earthquakes in Southern and Central Turkey, Cyclone Gabrielle, flooding in northern New Zealand, various wind and thunderstorm events in both the Southern and Midwest U.S, severe weather events in Texas and other Southern and Central U.S. states, wildfires in Hawaii, Hurricanes Idalia and Otis, Storm Ciaran, and certain aggregate loss contracts triggered during 2023
“2024 Large Loss Events”	Hurricane Milton, Hurricane Helene and the Other 2024 Large Loss Events
“ACR”	additional case reserves
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“AlphaCat Funds”	collectively, certain third-party closed-end and open-end Bermuda mutual funds and one managed account that are managed by AlphaCat Managers.
“AlphaCat Managers”	AlphaCat Managers Ltd.
“AlphaCat Re”	AlphaCat Reinsurance Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“ACRA”	Accounting and Corporate Regulatory Authority
“APRA”	Australian Prudential Regulation Authority
“ASC”	Accounting Standards Codification
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“BEPS”	Base Erosion Profit Shifting
“BMA”	Bermuda Monetary Authority
“Board”	the Board of Directors of RenaissanceRe Holdings Ltd.
“BSCR”	Bermuda solvency and capital requirement
“CIT”	Corporate Income Tax Act 2023
“Code of Ethics”	RenaissanceRe’s Code of Ethics and Conduct
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“DEI”	Diversity, Equity and Inclusion
“ECR”	Enhanced Capital Requirement
“ERM”	enterprise risk management
“EU”	European Union
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCA”	U.K. Financial Conduct Authority
“FCR”	financial condition report
“FINMA”	Swiss Financial Market Supervisory Authority
“Fitch”	Fitch Ratings Ltd.

“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Fontana Re”	Fontana Reinsurance Ltd.
“Fontana US”	Fontana Reinsurance U.S. Ltd.
“Form 10-K”	this Annual Report on Form 10-K for the year ended December 31, 2024
“GAAP”	generally accepted accounting principles in the U.S.
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on BEPS
“IAIG”	Internationally Active Insurance Groups
“IAIS”	International Association of Insurance Supervisors
“IBNR”	incurred but not reported
“Insurance Act”	Bermuda Insurance Act 1978
“IRA”	Inflation Reduction Act
“IRS”	United States Internal Revenue Service
“MIA”	Maryland Insurance Administration
“Medici”	RenaissanceRe Medici Fund Ltd.
“Moody’s”	Moody’s Investors Service
“NAIC”	National Association of Insurance Commissioners
“NOC1”	NOC1, a segregated account of Upsilon Fund
“NYDFS”	New York State Department of Financial Services
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“OFAC”	U.S. Treasury’s Office of Foreign Assets Control
“OmegaCat Re”	OmegaCat Reinsurance Ltd.
“ORSA”	Own Risk and Solvency Assessment
“Other 2024 Large Loss Events”
the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024

“PFIC”	passive foreign investment company
“PGGM”	PGGM Vermogensbeheer B.V.
“Platinum”	Platinum Underwriters Holdings, Ltd.
“PRA”	U.K. Prudential Regulatory Authority
“Proxy Statement”	Proxy Statement for the Annual General Meeting of Shareholders to be held on May 6, 2025
“REMS©”	Renaissance Exposure Management System
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe CCL”	RenaissanceRe Corporate Capital (UK) Limited
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Group”	RenaissanceRe group of companies
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RFM”	RenaissanceRe Fund Management Ltd.
“RREAG”	RenaissanceRe Europe AG
“RREAG, Australia Branch”	RenaissanceRe Europe AG, Australia Branch

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

Solvency UK
A set of regulatory requirements that codify insurance and reinsurance regulation in the U.K. Among other things, these requirements determine the amount of capital that insurance and reinsurance companies in the U.K. are required to hold. Solvency UK came into effect on December 31, 2024.

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
We have substantial exposure to natural and non-natural catastrophic events and circumstances, such as earthquakes, hurricanes, tsunamis, winter storms, freezes, floods, fires, tornadoes, hailstorms, drought, pandemics, cyber-risks, political unrest, geopolitical uncertainty and instability, war, riots and acts of terrorism. Historically, a relatively large percentage of our coverage exposures has been concentrated in natural disasters in the U.S. Southeast or West Coast, but we have significant exposure to large catastrophic events globally. We cannot predict or eliminate our exposure to these loss events, and as a result, our operating results have historically been, and we expect will continue to be, significantly affected by the frequency and severity of such events.
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
Our largest estimated economic exposures arise from natural disasters and other catastrophes. We believe the trend towards increased severity and frequency of weather-related natural disasters and catastrophes arises in part from climate change. In addition, we believe that climate change and shifting economic and demographic trends in catastrophe exposed regions each contributes to increases in the average economic value of expected losses. Further, we believe that the recent increase in catastrophic events is indicative of both permanent climate change impacts and transient climate variability.
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
Due to the assumptions and estimates involved in establishing reserves, they are inherently uncertain. As information emerges and losses are paid, we expect that some of our assumptions or estimates will change, perhaps materially, and that our actual net claims and claim expenses paid and reported will differ, perhaps materially, from the reserve estimates reflected in our financial statements. For example, our significant gross and net reserves associated with the large catastrophe events of the past several years remain subject to significant uncertainty.
To the extent we determine that our claims and claim expense reserves are inadequate, we may be required to increase or decrease these reserves at the time of the determination and take charges in our consolidated statements of operations, reducing our net income and available capital. Conversely, if our reserving estimates are too conservative, it could impede our ability to grow our business. Our claims reserves are large, and a small percentage increase to those liabilities could materially adversely affect our financial condition and results of operations.
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
We market our insurance and reinsurance products worldwide through a limited number of insurance and reinsurance brokers, with three brokerage firms (Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher) accounting for 82.1% of our gross premiums written. As a result, the loss of a broker, through a merger, acquisition or otherwise, could result in the loss of a substantial portion of our business, which would reduce our premium volume and could have a material adverse effect on us. Further, due to the concentration of our brokers, they may have increased power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
The (re)insurance business is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.
The (re)insurance industry has historically been cyclical by product and market. After experiencing a prolonged soft market cycle years ago, we believe that the (re)insurance underwriting market has been in a hard market phase for many lines of business for the past several years, characterized by increased prices and improved terms and conditions. While we are at a relatively attractive point in the cycle, rates recently have, and may in the future, decrease in certain lines of business, and we cannot assure you that the higher premium rates will continue. If demand for our products falls or the supply of competing capacity continues to rise, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.
We believe the hard/soft market cycle dynamic is likely to persist, and that we may return to soft market conditions in the future. Additionally, it is possible that increased access to capital, new technologies, including artificial intelligence, and other factors may reduce the duration or eliminate or significantly lessen the impact of any current or future hard reinsurance underwriting market. The cumulative impact of these risks could negatively impact our profitability and ability to maintain or grow premiums.
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
We are exposed to the procedures and expertise of ceding companies and delegated authority counterparties, who may fail to accurately assess the risks they underwrite, which exposes us to operational and financial risks.
We do not separately underwrite each primary risk assumed under our reinsurance contracts or pursuant to our delegated authority business. Accordingly, we are heavily dependent on the original underwriting decisions made by our ceding companies and delegated authority counterparties, who may not have adequately evaluated the risks to be reinsured. As a result, the premiums they cede to us may not properly compensate us for the risks we assume, which could materially adversely affect our financial condition. In addition, it is possible that our delegated authority counterparties or other counterparties authorized to bind and manage policies on our behalf have failed, or may in the future fail, to comply with regulatory requirements, such as those relating to sanctions, or our own standards regarding underwriting and reputational risk tolerance, which could lead to increased regulatory and operational burden, among other risks. Delegated authority counterparties may also fail to handle claims properly and in accordance with accepted claims handling practices, including regulatory standards, which may expose us to financial or reputational risks. To the extent we continue to increase the proportional coverages we offer, we will increase our aggregate exposure to risks of this nature.
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
Competition and consolidation in the (re)insurance industry could adversely impact us. We face competition from a number of different sources, including insurers and reinsurers, nontraditional competitors such as Insurtech companies and other entities funding reinsurance companies or using other financial products intended to compete with traditional reinsurance.
Competition for customers has also increased and become more intense. We expect competition to continue to increase over time. Increased capital from competitors in the market has, and may in the future, cause reductions in prices of our products or the duration or amplitude of attractive portions of the historical market cycles. Competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. Government sponsored (re)insurance funds or other initiatives may also adversely affect demand for insurance and reinsurance.
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
Our premiums are prone to significant volatility due to factors including the timing of contract inception, as well as our differentiated strategy and capabilities which position us to pursue potentially non-recurring bespoke or large solutions for clients. In addition, after a large catastrophic event or circumstance, we may record significant amounts of reinstatement premium, which can cause quarterly, non-recurring fluctuations in both our written and earned premiums in our Property segment. These and other factors have in the past, and may in the future, increase the volatility of our financial results.

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
The preparation of consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including claims and claim expense reserves), shareholders’ equity, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our net claims and claim expenses, reinsurance recoverable, fair value measurements and impairments and income taxes. We base our estimates on historical experience, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect, and may deviate materially from, our actual results. For more details on our estimates and judgments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates.”
We are exposed to risks in connection with our management of capital on behalf of investors in joint ventures or other entities we manage.
Certain of our subsidiaries owe legal duties and obligations (including reporting, governance and allocation obligations) to third-party investors in our joint ventures and managed funds. In addition, certain of our operating subsidiaries are registered or authorized investments funds or licensed investment managers subject to laws and regulations relating to the management of third-party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations. We are also subject to risks stemming from our relationship to the entities through which we manage capital on behalf of, or transform risk for, investors, and the support that we are required to, or may, provide to them.
In addition, we are exposed to the risk that we may be unable to raise new capital for our joint ventures, managed funds and other private alternative investment vehicles, which would reduce our future fee income and market capacity, and thus negatively affect our results of operations and financial condition. Our third-party capital providers may, subject to restrictions, redeem their interests in our joint ventures and managed funds or we may be unable to attract and raise additional third-party capital for our existing or potential new joint ventures and managed funds. The loss, or alteration in a negative manner, of any of this capital support could cause us to forego fee income and other income-generating opportunities. Moreover, we can provide no assurance that we will be able to attract and raise additional third-party capital for existing joint ventures or for potential new joint ventures and managed funds and therefore we may forego existing and/or potentially attractive fee income and other income generating opportunities. Any of the foregoing could adversely affect our reputation, business or financial condition and results of operations.
We are subject to cybersecurity risks, which may harm our business or reputation, and which could have an adverse effect on our business strategy, results of operations, or financial condition.
Cybersecurity threats and incidents have increased in recent years, and we continue to be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platforms, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, as well as with our Board. We cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our systems and information will be effective, successful or sufficiently rapid to avoid harm to our business or reputation.
Security incidents and breaches involving the systems of third parties that have our information, or our system, have in the past and may in the future occur, exposing us to a risk of loss or misuse of our information, litigation, and potential liability. In addition, cyber incidents, such as ransomware attacks, that impact the availability, reliability, speed, accuracy or other proper functioning of our systems could have a significant impact on our operations and financial results. We may not have the resources or technical sophistication to prevent, detect or stop a cyberattack. A significant cyber incident, including system failure, security breach, disruption by malware or other damage could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant. While management is not aware of any cybersecurity or information security incident or breach that has had a material effect on our operations, there can be no assurances that a cybersecurity incident that could have a material impact on us has not occurred or will not occur in the future. In addition, artificial intelligence technologies are quickly evolving and being adopted, which may increase or intensify potential cybersecurity risks.
The cybersecurity regulatory environment is evolving, in particular with respect to emerging technologies, such as artificial intelligence, and it is likely that the costs of complying with new or developing regulatory requirements will increase. In addition, we operate in a number of jurisdictions with strict data privacy and other related laws, which could be violated in the event of a significant cybersecurity incident or in the event of noncompliance by our personnel. Failure to comply with these obligations can give rise to fines and other penalties, which could be significant. We also have exposure to cybersecurity risks through coverage that we write in our cyber line of business.
See “Part I, Item 1C. Cybersecurity” for additional information related to information technology and cybersecurity.
We may from time to time modify our business and strategic plan, and these changes could adversely affect us and our financial condition.
We frequently monitor and analyze opportunities to acquire or make strategic investments in new or other businesses. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, such as the Validus Acquisition, could be unsuccessful, result in a substantial diversion of management resources, or lead to other unanticipated risks or challenges. In addition, while our current business strategy focuses predominantly on writing reinsurance, we also write insurance business, such as excess and surplus lines insurance through delegated authority arrangements. Risks associated with implementing or changing our business strategies and initiatives, including risks related to developing or enhancing our operations, controls and other infrastructure, may not have an impact on our publicly reported results until many years after implementation. Our failure to carry out our business plans may have an adverse effect on our long-term results of operations and financial condition.
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
The agreements governing our indebtedness contain covenants that limit our ability and the ability of some of our subsidiaries to make particular types of investments or other restricted payments, sell or place a lien on our or their respective assets, merge or consolidate. Some of these agreements also require us or our subsidiaries to maintain specific financial ratios or contain cross-defaults to our other indebtedness. Under certain circumstances, if we or our subsidiaries fail to comply with these covenants or meet these financial ratios, the noteholders or the lenders could declare a default and demand immediate repayment of all amounts owed to them or, where applicable, trigger a cross-default, cancel their commitments to lend or issue letters of credit or, where the reimbursement obligations are unsecured, require us to pledge collateral or, where the reimbursement obligations are secured, require us to pledge additional or a different type of collateral.
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
We have historically derived a meaningful portion of our income from our invested assets, which are principally comprised of fixed maturity securities. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, commodity risk, liquidity risk and credit and default risk. Volatility in global financial markets has impacted, and may continue to impact, the value of our investment portfolio and our strategic investments. Additionally, some of our investments are subject to prepayment or reinvestment risk. Our investment portfolio also includes securities with longer durations, which may be more susceptible to risks such as inflation. Changes in various factors, including prevailing interest rates and credit spreads may cause fluctuations in the market value of our fixed maturity investments. The Federal Reserve increased its benchmark interest rate to the highest level in 20 years in 2023. While the Federal Reserve reduced the federal funds target rate in 2024, it still remains at a relatively high level. Further increases in interest rates could cause the market value of our investment portfolio to decrease, which could reduce our capital resources. Conversely, any decline in interest rates could reduce our investment yield and net investment income, which would reduce our overall profitability over the medium- to long-term. Interest rates are highly sensitive to many factors, including governmental and monetary policies, inflation levels, domestic and international economic and political conditions, and other factors beyond our control.
A portion of our investment portfolio is allocated to other classes of investments including equity securities, catastrophe bonds, commodity securities, term loans and interests in alternative investment vehicles such as private equity investments, private credit investments and hedge funds. For certain investments, the valuation on our consolidated balance sheets may differ significantly from the values that would be used if ready markets existed for the securities representing interests in the relevant investment vehicles. If we were to sell these assets (which may be necessary if we need liquidity to pay claims), it may be at significantly lower prices than we have recorded them. Furthermore, our interests in some of the investment classes described above are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. The performance of these classes of investments is also dependent on individual investment managers and investment strategies. It is possible that these investment managers managing these investments will leave, the investment strategies will become ineffective or that the managers will fail to follow our investment guidelines. Our investment portfolio may become concentrated in a limited number of issuers or have significant exposure to certain geographic areas or economic sectors. Concentration of investments can increase investment risk and portfolio volatility. Any of the foregoing could result in a decline in our investment performance and capital resources, and accordingly, adversely affect our financial results.
We may be adversely impacted by inflation.
The principal markets in which we operate are susceptible to monetary inflation, which could cause loss costs to increase, impact the performance of our investment portfolio, and borrowing costs to increase. We believe the risks of inflation across our key markets have increased following significant increases in inflation in the United States and elsewhere in recent years as compared to the last decade. In particular, widespread economic factors such as government deficit spending, wage increases and supply chain disruptions have contributed to, and may continue to contribute to, significant inflation. The impact of inflation on loss costs could be more pronounced for those lines of business that are long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation may also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business, and may require us to strengthen reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Unanticipated higher inflation could also lead to higher interest rates, which would decrease or create volatility in the value of our fixed income securities and potentially other investments. Higher inflation may lead to currency fluctuation, and we have in the past, and may in the future, experience increased volatility on foreign exchange gains and losses in our consolidated financial statements as a result. If inflation remains elevated for a prolonged period or increases further, any of the risks described above could be exacerbated, and the impact on the global economy generally and on our customers could negatively affect our business, financial condition and results of operations.
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
We may be affected by adverse economic factors outside of our control, including recession or the belief that a recession may occur, and international socio-political and geopolitical events.
An economic recession or slowdown in economic activity may result from international events involving war or civil, political, or social unrest, or from other factors outside of our control. For example, the ongoing conflicts between Russia and Ukraine, and in the Middle East, may expand, which could increase our potential exposures or have far-reaching impacts on the global economy. Additionally, governmental, business and societal responses to such events, such as sanctions, trade restrictions, increased unemployment, and supply chain disruptions could worsen the impact of such events and could have an impact on our business and on our customers’ businesses. Any such events could increase our probability of losses, which may be exacerbated by our exposure to certain lines of business that we write. These events could also reduce the demand for insurance and reinsurance, which would reduce our premium volume and could have a material adverse effect on our business and results of operations.
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
Our exposure to significant catastrophic events may cause significant volatility in our operating and capital needs. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity, debt or hybrid financings, or capacity needed for letters of credit, if available at all, may be on terms that are unfavorable to us. For example, in a relatively higher interest rate environment, such as the one prevailing throughout 2023 and 2024, our borrowing costs have and may continue to increase, relative to our existing debt which was issued in a relatively lower interest rate environment. Additionally, any indebtedness we incur at higher interest rates may require higher ongoing debt service payments than our existing debt arrangements, which could leave us with less cash available for our operations. We are also exposed to the risk that the contingent capital facilities we have in place may not be available as expected. Changes to our issuer credit ratings, or the capital models and rating methodologies used by ratings agencies, may also impact our ability to access capital.
Our contracts generally require us to post such security via a letter of credit, a trust account, or where applicable, utilize a multi-beneficiary reinsurance trust, with the release of such security being controlled by the ceding insurance company and/or a regulator. If we are unable to obtain adequate capital when needed, we may not be able to grow and take advantage of favorable market conditions, or we may be required to reduce the amount of business that we write, impacting our results of operations and financial condition.
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

The International Association of Insurance Supervisors has adopted a Common Framework for the supervision of Internationally Active Insurance Groups, which is focused on the group-wide supervision of IAIGs. The BMA has issued a consultation paper about proposed enhancements to its insurance group supervision framework. The development and adoption of these capital standards could increase our prescribed capital requirement, the level at which regulatory scrutiny intensifies, limit intercompany capital transactions, suspend debt repayments, and significantly increase our cost of regulatory compliance.
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
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as a number of international authorities, and we believe it is likely there will be increased regulatory intervention in our industry in the future, including potential additional group-wide supervision.
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
Concerns over the negative impacts of climate change have led and will continue to lead to new regulatory responses. New laws and regulations relating to sustainability and climate change have been adopted and continue to be considered. These laws and regulations include specific disclosure requirements or obligations, that may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, the EU adopted the CSRD that will impose disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. This directive, along with other current or proposed regulations, could significantly increase compliance burdens and associated regulatory costs and complexity.
Risks Related to Taxation
Our Bermuda subsidiaries may be subject to U.S. corporate income tax.
We conduct a significant amount of business through Bermuda subsidiaries that we believe are not subject to U.S. corporate income tax as they are not engaged in a trade or business in the U.S. Since there is considerable uncertainty, however, as to the activities that constitute being engaged in a trade or business within the U.S., we cannot be certain that the U.S. Internal Revenue Service will not contend successfully that any of our non-U.S. companies is engaged in a trade or business in the U.S. Were this to occur, such company could be subject to U.S. corporate income tax and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. trade or business. If we or one or more of our Bermuda subsidiaries were ultimately held to be subject to U.S. taxation, our earnings would correspondingly decline.
Certain U.S. tax provisions could reduce our access to capital, decrease demand for our products, impact our shareholders or investors in our joint ventures or other entities we manage or otherwise adversely affect us.
U.S. persons may be subject to adverse U.S. federal income tax treatment with respect to an investment in our shares under the “controlled foreign corporation,” “related person insurance income,” or PFIC provisions of the U.S. Internal Revenue Code of 1986, as amended. Such provisions may apply to a U.S. person who owns (or is considered to own under applicable tax rules) 10% or more of our shares if RenaissanceRe or any of our non-U.S. subsidiaries is considered a controlled foreign corporation in any year, and to a U.S. person who owns any of our shares if RenaissanceRe is considered a PFIC or any of our non-U.S. subsidiaries generates gross related person insurance income that constitutes 20% or more of its gross insurance income in any year. RenaissanceRe may be, and certain of our non-U.S. subsidiaries are, controlled foreign corporations for these purposes. Further, we believe that RenaissanceRe should not be characterized as a PFIC and currently anticipate that the gross related person insurance income of each of our non-U.S. insurance subsidiaries will constitute less than 20% of its gross insurance income for any taxable year in the foreseeable future. However, the application of these provisions is complex, subject to legal uncertainties and dependent on facts that may change from time to time and of which we may have limited knowledge. Accordingly, we can provide no assurances that any of these provisions will not apply for any taxable year.
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
Further, in response to the GloBE Rules, Bermuda adopted the Corporate Income Tax Act 2023, the “CIT” on December 27, 2023. Effective January 1, 2025, the CIT generally will impose a 15% income tax on our profits generated in Bermuda (except for profits earned by our joint ventures and managed funds), notwithstanding any assurances that may have been provided pursuant to the Exempted Undertakings Tax Protection Act 1966. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate.
On January 15, 2025, the OECD issued administrative guidance on Article 9.1 of the GloBE Rules. This guidance, if incorporated into the laws of the jurisdictions in which we operate, could cause additional top-up taxes pursuant to the GloBE Rules to the extent the net deferred tax asset we established upon enactment of the CIT in 2023 pursuant to the economic transition adjustment (approximately $670 million as of December 31, 2024) reverses after 2026. It is uncertain whether the jurisdictions in which we operate will incorporate this guidance. Further, the amount of such deferred tax asset that reverses in any given year, if any, is uncertain. To the extent the jurisdictions in which we operate incorporate this guidance into their own laws, our overall cash tax savings from the reversal of the deferred tax asset could be limited to the lesser of 20% of the gross deferred tax asset or the portion of the deferred tax asset that reverses in 2025 and 2026.

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
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed to meet or exceed industry best practices and is integrated into our broader ERM framework. We are subject to a number of cybersecurity and data privacy laws and regulations, such as those promulgated by the BMA, Office of the Privacy Commission, NYDFS, MIA, and the EU. Pursuant to applicable regulations, we have established and maintain a cybersecurity program designed to protect our information technology systems and customer data. Our program is designed to comply with all applicable cybersecurity regulatory requirements, including disclosure requirements, and we continue to evaluate and assess our compliance in the changing regulatory environment. It is likely that we will be subject to new regulations that could adversely affect our operations or ability to write business profitably in one or more jurisdictions. We cannot predict what, if any, regulatory actions may be taken with regard to “big data” or emerging technologies, such as artificial intelligence, but any actions could have a material impact on our business, business processes, financial condition, and results of operations.
We have in place, and seek to continuously improve, a comprehensive system of security controls, managed by a dedicated staff. We also engage reputable third parties to perform a variety of services, including continuous monitoring of our information systems, incident response or management services, cyber-forensic investigation services, and periodic security penetration testing. In addition, we are subject to independent assessment and review by regulators and external auditors, as well as periodic audits of our security controls by our independent internal audit team. We provide regular security risk education and awareness training sessions for all staff. We maintain an ongoing internal third-party cybersecurity risk assessment program to identify potential cybersecurity threats associated with our use of third-party service providers, and consider these assessments when selecting and engaging service providers with periodic re-evaluations. See “Part I, Item 1A. Risk Factors” for additional information on information technology and cybersecurity related risks that may impact us and our financial results.
Our Board is responsible for overseeing enterprise-wide risk management and is actively involved in the monitoring of risks that could affect us, including cybersecurity risks. Pursuant to its charter, one of the key responsibilities of the Audit Committee of our Board is oversight of our information and cybersecurity programs and it receives regular reports on cybersecurity, information technology and other related matters and risks. The Audit Committee regularly briefs the Board on matters relating to its information technology and cybersecurity risk oversight.
Our Board and its Audit Committee are supported in their oversight of information technology and cybersecurity matters and risks by two management committees, the Operational Risk and Resilience Committee and the Information Security Steering Committee (the “ISSC”), both of which regularly report to the Audit Committee. The ISSC is responsible for providing management oversight for our cybersecurity risk management program, and its membership includes our Chief Technology Officer and Chief Information Security Officer, among other members of senior management. Our Chief Technology Officer and Chief Information Security Officer have each served in various roles in information technology and/or information security for many years, and have extensive information technology and cybersecurity experience. The Chief Technology Officer, and Chief Information Security Officer, alongside other multidisciplinary teams across the Company, work to monitor the prevention, detection, mitigation and remediation of cybersecurity incidents. The broad, cross-functional management team leverages significant experience and expertise across a range of areas, including risk management, technology, and legal and regulatory affairs, among others, for assessing and managing cybersecurity risks.
We have implemented incident response and business continuity and resilience plans for our operations, which are regularly tested with respect to our business-critical infrastructure and systems. We employ data backup procedures that seek to ensure that our key business systems and data are regularly backed up, and can be restored promptly if, and as needed. In addition, we generally store backup information at off-site locations, in order to seek to minimize our risk of loss of key data in the event of a disaster. Our recovery plans involve arrangements with our off-site, secure data centers and cloud infrastructure. We believe we will be able to utilize these plans to efficiently recover key system functionality in the event that our primary systems are unavailable due to various scenarios, such as natural disasters.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.” On February 7, 2025, there were 101 holders of record of our common shares.
DIVIDENDS
On February 5, 2025, RenaissanceRe’s Board approved a quarterly dividend of $0.40 per common share on its common shares. The dividend is payable on March 31, 2025, to shareholders of record on March 14, 2025. The declaration and payment of future dividends is at the sole discretion of our Board after taking into account various factors, including our financial condition, settlement indemnifications, operating results, available cash and current and anticipated cash needs.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Index and the S&P Composite 1500 Property & Casualty Insurance Index for the five-year period commencing December 31, 2019 and ending December 31, 2024, assuming $100 was invested on December 31, 2019. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2020 through December 31, 2024. As depicted in the graph below, during this period, the cumulative return was (1) 32.3% on our common shares; (2) 97.0% for the S&P 500 Index; and (3) 114.4% for the S&P Composite 1500 Property & Casualty Insurance Industry Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

$220
$200
$180
$160
$140
$120
$100
$80
Dec 31, 2019
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
RNR
S&P 500
S&P 1500 P&C

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was increased to an aggregate amount of up to $750.0 million on November 6, 2024 and renewed in an aggregate amount of up to $750.0 million on February 5, 2025. Unless terminated earlier by our Board, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the fourth quarter of 2024, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Repurchase Program		Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$476,532
October 1 - 31, 2024	—	$—	—	$—	—	$—	$476,532
November 1 - 30, 2024 (1)	580,804	$266.86	7,806	$264.07	572,998	$266.90	$597,067
December 1 - 31, 2024	1,175,396	$263.23	12	$286.15	1,175,384	$263.23	$287,671
Total	1,756,200	$264.43	7,818	$264.10	1,748,382	$264.43	$287,671

(1)On November 6, 2024, our Board approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During 2024, we repurchased 2,711,234 common shares at an aggregate cost of $677.6 million and an average price of $249.93 per common share. At December 31, 2024, $287.7 million remained available for repurchase under the share repurchase program. Subsequent to December 31, 2024 and through the period ended February 7, 2025, we repurchased 928,880 common shares at an aggregate cost of $227.7 million and an average price of $245.10 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 6.    [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2024 compared to 2023, as well as our liquidity and capital resources at December 31, 2024. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.” For a discussion and analysis of our results of operations for 2023 compared to 2022, please refer to the disclosures set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 51-102 of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.
On November 1, 2023, we completed the Validus Acquisition, pursuant to which we acquired Validus Holdings and Validus Specialty. We accounted for the Validus Acquisition under the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations.
Our results of operations and financial condition include Validus since November 1, 2023. The following discussion and analysis of our results of operations for 2024, compared to 2023, should be read in that context.
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
Our mission is to match desirable risk with efficient capital, and our vision is to be the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long term, and enable our purpose to protect communities and enable prosperity. We seek to accomplish these goals by delivering a value proposition composed of leadership, expertise and partnership, through our operation as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management.
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily though delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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
We have three principal drivers of profit that generate diversified earnings streams for our business: underwriting income, fee income, and investment income. Underwriting income is the income that we earn from our core underwriting business. By matching desirable risk with efficient capital and accepting the volatility that this business brings, we believe that we can generate superior returns over the long-term. Fee income is the income that we earn primarily from managing third-party capital in our Capital Partners unit and is composed of management fee income and performance fee income. Investment income is income derived from the investment portfolio that we maintain to support our business. We take a disciplined approach in building a relatively conservative, well-structured investment portfolio, with a focus on fixed income investments. Compared to underwriting income, we view fee income, especially management fee income, and investment income, as being relatively less volatile and as diversifying sources of income.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; and (5) interest and dividends related to our debt, preference shares and common shares. We are also subject to taxes in certain jurisdictions in which we operate. Historically, the majority of our income has been earned in Bermuda, which has not had a corporate income tax, so the tax impact to our operations has been minimal. However, on December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax effective January 1, 2025. As a result, we expect our profits generated on or after January 1, 2025 in Bermuda, except for profits earned by our joint ventures and managed funds, will be subject to the 15% corporate income tax. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. We expect that these developments will increase our income taxes in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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

We manage DaVinci, Fontana, Medici, and Vermeer, and own all, or a majority, of the voting interests, but own no, or a minority, economic interest of each. As a result of our controlling voting interests, we fully consolidate these entities in our financial statements, even though we do not retain the full value of the economic outcomes generated by these entities. The portions of the economic outcomes that are not retained by us are ultimately allocated to the third-party investors who hold the noncontrolling interests in these entities. The economic outcomes may include underwriting results, investments results, and foreign exchange impacts, among other items. For example, if one of these entities were to generate underwriting losses due to a natural catastrophe, the full amount would be reflected in net income (loss) on our consolidated statements of operations, but ultimately we would only retain a portion of that amount in our net income (loss) attributable to RenaissanceRe. In our consolidated balance sheets and consolidated statements of operations, the portion of these items attributable to third parties is reflected in net (income) loss attributable to redeemable noncontrolling interests. Refer to “Note 10. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests and how this accounting treatment impacts our financial results.
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

SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2024. The results of Validus are included in our consolidated financial data from November 1, 2023. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and the other information in this “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2024	2023	2022	2021	2020
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$11,733,066	$8,862,366	$9,213,540	$7,833,798	$5,806,165
Net premiums written	9,952,216	7,467,813	7,196,160	5,939,375	4,096,333
Net premiums earned	10,095,760	7,471,133	6,333,989	5,194,181	3,952,462
Net investment income	1,654,289	1,253,110	559,932	319,479	354,038
Net realized and unrealized gains (losses) on investments	(27,840)	414,522	(1,800,485)	(218,134)	820,636
Net claims and claim expenses incurred	5,332,981	3,573,509	4,338,840	3,876,087	2,924,609
Acquisition expenses	2,643,867	1,875,034	1,568,606	1,214,858	897,677
Operational expenses	496,588	375,182	276,691	212,184	206,687
Underwriting income (loss)	1,622,324	1,647,408	149,852	(108,948)	(76,511)
Net income (loss)	2,960,532	3,620,127	(1,159,816)	(103,440)	993,058
Net income (loss) available (attributable) to RenaissanceRe common shareholders	1,834,985	2,525,757	(1,096,578)	(73,421)	731,482
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	35.21	52.27	(25.50)	(1.57)	15.31
Dividends per common share	1.56	1.52	1.48	1.44	1.40
Weighted average common shares outstanding – diluted	51,339	47,607	43,040	47,171	47,178
Return on average common equity	19.3%	40.5%	(22.0)%	(1.1)%	11.7%
Combined ratio	83.9%	77.9%	97.7%	102.1%	101.9%

At December 31,	2024	2023	2022	2021	2020
Balance Sheet Data:
Total investments	$32,639,456	$29,216,143	$22,220,436	$21,442,659	$20,558,176
Total assets	50,707,550	49,007,105	36,552,878	33,959,502	30,820,580
Reserve for claims and claim expenses	21,303,491	20,486,869	15,892,573	13,294,630	10,381,138
Unearned premiums	5,950,415	6,136,135	4,559,107	3,531,213	2,763,599
Debt	1,886,689	1,958,655	1,170,442	1,168,353	1,136,265
Capital leases	21,010	21,540	22,020	22,459	22,853
Preference shares	750,000	750,000	750,000	750,000	525,000
Total shareholders’ equity attributable to RenaissanceRe	10,574,012	9,454,958	5,325,274	6,624,281	7,560,248
Common shares outstanding	50,181	52,694	43,718	44,445	50,811

Book value per common share	$195.77	$165.20	$104.65	$132.17	$138.46
Accumulated dividends	28.08	26.52	25.00	23.52	22.08
Book value per common share plus accumulated dividends	$223.85	$191.72	$129.65	$155.69	$160.54
Change in book value per common share plus change in accumulated dividends	19.4%	59.3%	(19.7)%	(3.5)%	16.0%

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Claims and Claim Expense Reserves
We believe the most significant accounting judgment made by management is our estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts we sell. Our reserve for claims and claim expense is a combination of case reserves, ACR, and incurred but not reported losses and incurred but not enough reported losses, collectively referred to as IBNR. Case reserves are losses reported to us by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, either we establish, or our clients report, ACR. Client reported ACR represents their estimate of additional contract specific claims in excess of the case reserves they have reported to us. ACR established by us represents our estimates for claims related to specific contracts which we believe may not be adequately estimated by the client as of that date or is not within the IBNR. We establish IBNR using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to us yet or where we anticipate increased reporting. Our reserving committee, which includes members of our senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in our audited consolidated financial statements.
The following table summarizes our reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At December 31, 2024	Case Reserves	Additional Case Reserves	IBNR	Total
(in thousands)
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

At December 31, 2023
(in thousands)
Property (1)	$2,461,580	$2,401,911	$2,970,129	$7,833,620
Casualty and Specialty (1)	2,801,016	331,345	9,520,888	12,653,249
Total (1)	$5,262,596	$2,733,256	$12,491,017	$20,486,869

(1)The previously reported amount has been adjusted to reclassify certain reserves from IBNR to ACR.

Activity in the reserve for claims and claim expenses is summarized as follows:

Year ended December 31,	2024	2023
(in thousands)
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$15,142,583	$11,181,648
Net incurred related to:
Current year	6,184,315	4,024,116
Prior years	(851,334)	(450,607)
Total net incurred	5,332,981	3,573,509
Net paid related to:
Current year	488,450	364,793
Prior years	3,109,360	2,630,885
Total net paid	3,597,810	2,995,678
Foreign exchange and other (1)	(55,653)	62,902
Amounts acquired (2)	—	3,320,202
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	16,822,101	15,142,583
Reinsurance recoverable, end of period	4,481,390	5,344,286
Reserve for claims and claim expenses, end of period	$21,303,491	$20,486,869

(1)Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date, as well as reinsurance transactions accounted for under retroactive reinsurance accounting.
(2)Represents the fair value of Validus’ reserve for claims and claim expenses, net of reinsurance recoverable, acquired on November 1, 2023.
The following table details our prior year net development by segment of our liability for unpaid claims and claim expenses:

	(Favorable) Adverse Development
Year ended December 31,	2024	2023
(in thousands)
Property	$(818,852)	$(408,905)
Casualty and Specialty	(32,482)	(41,702)
Total net favorable development of prior accident years net claims and claim expenses	$(851,334)	$(450,607)

Our reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for our ultimate settlement and administration costs for claims and claim expenses. We do not calculate a range of estimates and do not discount any of our reserves for claims and claim expenses. We use this point estimate, along with paid claims and case reserves, to record our best estimate of ACR and IBNR in our consolidated financial statements. Under GAAP, we are not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.
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
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2024 differ from our initial accident year estimates and demonstrate that our most recent estimate of incurred claims and claim expenses are reasonably likely to vary from our initial estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development, in comparison, for accident years where our current estimates are higher than our original estimates we have experienced adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoveries. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims and claim expenses denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2024.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$506,243	$456,920	$414,379	$397,750	$388,076	$383,214	$374,258	$376,457	$375,420	$373,895
2016	—	572,814	592,915	564,880	544,624	517,878	514,263	532,556	522,917	522,370
2017	—	—	1,951,429	1,813,187	1,687,873	1,670,648	1,613,614	1,550,274	1,521,356	1,496,890
2018	—	—	—	1,271,912	1,348,628	1,286,032	1,158,452	1,147,450	1,098,897	1,072,994
2019	—	—	—	—	1,162,088	1,135,337	1,042,748	976,162	914,252	912,496
2020	—	—	—	—	—	1,966,826	2,075,320	2,076,315	2,010,634	1,972,883
2021	—	—	—	—	—	—	2,759,175	2,758,871	2,655,570	2,440,274
2022	—	—	—	—	—	—	—	2,544,022	2,431,989	2,045,341
2023	—	—	—	—	—	—	—	—	1,469,539	1,376,749
2024	—	—	—	—	—	—	—	—	—	1,928,913
Total										$14,142,805

Our initial and subsequent estimates of incurred claims and claim expenses, net of reinsurance, are impacted by available information derived from claims information from customers and brokers, industry assessments of losses, proprietary models, historical reinsurance and insurance loss experience and statistics, management’s experience and judgment to assist the establishment of appropriate claims and claim expense reserves, and the terms and conditions of our contracts. As described above, given the complexity in reserving for claims and claims expenses associated with property losses, and catastrophe excess of loss reinsurance contracts in particular, which make up a significant proportion of our Property segment, we have experienced development, both favorable and unfavorable, in any given accident year. For example, net claims and claim expenses associated with the 2022 accident year have experienced favorable development. This is largely driven by reductions in estimated net ultimate claims and claim expenses associated with Hurricane Ian. In comparison, net claims and claim expenses associated with the 2020 accident year have experienced adverse development. The adverse development was driven by an increase in expected net claims and claim expenses as new and additional claims information was received associated with the 2020 Weather-Related Large Loss Events and COVID-19. The COVID-19 adverse development was driven by the legacy Validus portfolio prior to the Validus Acquisition and therefore did not impact our financial results.
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
Sensitivity Analysis
The table below shows the impact on our reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2024 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from large losses. In addition, we adjust the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent losses are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next.

This is due to uncertainty with respect to the size of the industry losses, which contracts have been exposed to the loss and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the losses occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, income tax benefit (expense), or redeemable noncontrolling interest.

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2024	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2024	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2024	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2024	% Impact of Change on Shareholders’ Equity at December 31, 2024
Higher	$7,114,722	$541,983	2.5%	(18.3)%	(5.1)%
Recorded	$6,572,739	$—	—%	—%	—%
Lower	$6,227,849	$(344,890)	(1.6)%	11.6%	3.3%

We believe the changes we made to our estimated incurred claims and claim expenses represent a reasonable range of possible outcomes based on our experience to date and our future expectations. While we believe these are a reasonable range of possible outcomes, we do not believe the above sensitivity analysis should be considered an actuarial reserve range. In addition, the sensitivity analysis only reflects a reasonable range of possible outcomes in our underlying assumptions. It is possible that our estimated incurred claims and claim expenses could be significantly higher or lower than the sensitivity analysis described above. For example, we could be liable for exposures we do not currently believe are covered under our policies. These changes could result in significantly larger changes to our estimated incurred claims and claim expenses, net income (loss) and shareholders’ equity than those noted above, and could be recorded across multiple periods. The inflationary outlook is also highly uncertain and could result in larger changes than those depicted above. We continue to monitor the inflationary environment and reflect our view within our best estimate reserves. We also caution that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses. The key assumptions in the determination of ultimate claims and claim expenses include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2024 differ from our initial accident year estimates and demonstrates that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicate adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.
The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2024.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,163,947	$1,146,693	$1,157,686	$1,129,261	$1,117,185	$1,111,192	$1,123,053	$1,113,440	$1,111,633	$1,111,791
2016	—	1,299,694	1,289,671	1,279,104	1,266,696	1,216,421	1,238,316	1,251,479	1,239,664	1,245,750
2017	—	—	1,654,981	1,609,944	1,652,932	1,591,696	1,617,118	1,618,379	1,638,659	1,674,949
2018	—	—	—	1,641,037	1,784,201	1,779,190	1,776,321	1,778,718	1,867,047	1,907,824
2019	—	—	—	—	1,544,766	1,545,300	1,548,269	1,578,081	1,650,301	1,708,265
2020	—	—	—	—	—	2,426,514	2,317,602	2,321,233	2,359,373	2,328,413
2021	—	—	—	—	—	—	2,775,318	2,629,185	2,520,688	2,466,416
2022	—	—	—	—	—	—	—	3,358,625	3,195,993	3,082,867
2023	—	—	—	—	—	—	—	—	3,807,845	3,823,713
2024	—	—	—	—	—	—	—	—	—	4,149,000
Total										$23,498,988

As each accident year has developed, our estimated expected incurred claims and claim expenses, net of reinsurance, have changed. For example, our re-estimated incurred claims and claim expenses decreased for the 2021 accident year from the initial estimates. This decrease was principally driven by actual reported and paid net claims and claim expenses associated with the 2021 accident year being lower than expected, which has resulted in a reduction in our expected ultimate claims and claim expense ratio for this accident year. In comparison, the 2019 accident year has developed adversely compared to our initial estimates of incurred claims and claim expenses and our current estimates are higher than our initial estimates. The increase in incurred claims and claim expenses for the 2019 accident year is due to reported losses generally coming in higher than expected on attritional net claims and claim expenses.
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

Sensitivity Analysis
The table below shows the impact on our Casualty and Specialty segment reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2024, of a reasonable range of possible outcomes associated with a variety of reasonable actuarial assumptions for our estimates of gross ultimate claims and claim expense ratios and loss reporting patterns. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, income tax benefit (expense), or redeemable noncontrolling interest.

(in thousands, except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2024	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2024	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2024	% Impact of Change on Shareholders’ Equity at December 31, 2024
Increase expected claims and claim expense ratio by 10%	Slower reporting	$2,448,898	11.5%	(82.7)%	(23.2)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	$1,473,464	6.9%	(49.8)%	(13.9)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	$595,173	2.8%	(20.1)%	(5.6)%
Expected claims and claim expense ratio	Slower reporting	$890,165	4.2%	(30.1)%	(8.4)%
Expected claims and claim expense ratio	Expected reporting	$—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	$(800,881)	(3.8)%	27.1%	7.6%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	$(636,378)	(3.0)%	21.5%	6.0%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	$(1,441,272)	(6.8)%	48.7%	13.6%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	$(2,164,743)	(10.2)%	73.1%	20.5%

We believe that ultimate claims and claim expense ratios 10.0 percentage points above or below our estimated assumptions constitute a reasonable range of possible outcomes based on our experience to date and our future expectations. In addition, we believe that the adjustments we made to speed up or slow down our estimated loss reporting patterns represent a reasonable range of possible outcomes. While we believe these are a reasonable range of possible outcomes, we do not believe the above sensitivity analysis should be considered an actuarial reserve range. In addition, the sensitivity analysis only reflects a reasonable range of possible outcomes in our underlying assumptions. It is possible that our initial estimated claims and claim expense ratios and loss reporting patterns could be significantly different from the sensitivity analysis described above. For example, we could be liable for exposures we do not currently believe are covered under our contracts. These changes could result in significantly larger changes to our reserves for claims and claim expenses, net income (loss) and shareholders’ equity than those noted above, and could be recorded across multiple periods. The inflationary outlook is also highly uncertain and could result in larger changes than those depicted above. We continue to monitor the inflationary environment and reflect our view within our best estimate reserves. We also caution that the above sensitivity analysis is not used by management in developing our reserve estimates and is also not used by management in managing the business.
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
Due to the nature of reinsurance, ceding companies routinely report and remit premiums to us subsequent to the contract coverage period. Consequently, premiums written and receivable include amounts reported by the ceding companies, supplemented by our estimates of premiums that are written but not reported. The estimation of written premiums may be affected by early cancellation, election of contract provisions for cut-off and return of unearned premiums or other contract disruptions. The time lag involved in the process of reporting premiums is typically shorter than the lag in reporting losses. In addition to estimating premiums written, we estimate the earned portion of premiums written which is subject to judgment and uncertainty. Any adjustments to written and earned premiums, and the related losses and acquisition expenses, are accounted for as changes in estimates and are reflected in the results of operations in the period in which they are made.
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
We estimate our provision for current expected credit losses by applying specific percentages against each premiums receivable based on the counterparty’s credit ratings. The percentages applied are based on information received from both insureds and ceding companies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2024, our premiums receivable balance was $7.3 billion (2023 - $7.3 billion). Of this amount, the majority are receivables from highly rated counterparties. At December 31, 2024, the provision for current expected credit losses on premiums receivable was $4.6 million (2023 - $3.5 million).
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
The estimate of reinsurance recoverable can be more subjective than estimating the underlying claims and claim expense reserves as discussed under the heading “Claims and Claim Expense Reserves” above. In particular, reinsurance recoverable may be affected by deemed inuring reinsurance, frequency and timing of industry losses reported by various statistical reporting services, loss development, loss buffer tables and various other factors. Reinsurance recoverable on dual trigger reinsurance contracts require us to estimate our ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. In addition, the level of our ACR and IBNR reserves has a significant impact on reinsurance recoverable. These factors can impact the amount and timing of the reinsurance recoverable to be recorded.

The majority of the balance we have accrued as recoverable will not be due for collection until some point in the future. The amounts recoverable that will ultimately be collected are subject to uncertainty due to the ultimate ability and willingness of reinsurers to pay our claims at a future point in time, for reasons including insolvency or elective run-off, contractual dispute and various other reasons. In addition, because the majority of the balances recoverable will not be collected for some time, economic conditions, as well as the financial and operational performance of a particular reinsurer may change, and these changes may affect the reinsurer’s willingness and ability to meet their contractual obligations to us on uncollateralized recoverable balances. To reflect these uncertainties, we estimate and record a provision for current expected credit losses for potential uncollectible reinsurance recoverable which reduces reinsurance recoverable and net income.
We estimate our provision for current expected credit losses by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2024, our reinsurance recoverable balance was $4.5 billion (2023 - $5.3 billion). Of this amount, 55.7% is fully collateralized by our reinsurers, 43.2% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2023 - 60.6%, 38.5% and 0.9%, respectively). The reinsurers with the three largest balances accounted for 12.6%, 11.0% and 8.3%, respectively, of our reinsurance recoverable balance at December 31, 2024 (2023 - 17.6%, 14.3% and 8.7%, respectively). The provision for current expected credit losses recorded against reinsurance recoverable was $11.7 million at December 31, 2024 (2023 - $13.3 million). The three largest company-specific components of the provision for current expected credit losses represented 23.9%, 7.2% and 5.9%, respectively, of our total provision for current expected credit losses at December 31, 2024 (2023 - 10.9%, 10.7% and 8.1%, respectively).
Fair Value Measurements and Impairments
Fair Value
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within our consolidated financial statements. Fair value is defined under accounting guidance currently applicable to us as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. We recognize the change in unrealized gains and losses arising from changes in fair value in our consolidated statements of operations.
FASB ASC Topic 820, Fair Value Measurement prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3).
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
At December 31, 2024, we classified $45.8 million and $2.4 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs (2023 - $159.8 million and $2.7 million, respectively). This represented 0.1% and 0.0% of our total assets and liabilities, respectively (2023 - 0.3% and 0.0%, respectively). Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility including credit spreads and projected cash flows, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities.
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
As a result of our impairment assessment performed during the second and third quarters of 2024, it was determined that certain licenses associated with certain Validus entities that had been amalgamated or merged into the Company, had been cancelled. Accordingly, we determined that these indefinite lived intangible assets of $13.8 million, recognized in relation to the acquisition of Validus, should be written down to $Nil. During the year ended December 31, 2024, we recorded an intangible asset impairment charge of $13.8 million. Refer to “Note 4. Goodwill and Other Intangible Assets” in our “Notes to the Consolidated Financial Statements” for additional information with respect to the impairment.
As at December 31, 2024, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $300.5 million of goodwill (2023 - $300.5 million) and $403.6 million of other intangible assets (2023 - $474.8 million). Impairment charges related to these balances were $13.8 million during the year ended December 31, 2024 (2023 - $Nil). Refer to “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information with respect to goodwill and intangible assets acquired in connection with the Validus Acquisition. In the future, it is possible we will hold more goodwill and intangible assets, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2024, we had $102.8 million (2023 - $112.6 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $8.7 million of goodwill and $0.2 million of other intangible assets (2023 - $10.8 million and $7.3 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. During the year ended December 31, 2024, we recorded a $9.1 million impairment charge associated with our investments in other ventures, under equity method (2023 - $Nil).
Income Taxes
Income taxes have been determined in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, value of in-force business, VOBA, deferred acquisition expenses, intangible assets, and amortization and depreciation, among others. The effect on deferred tax assets and liabilities of a change in tax laws or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized. Significant judgments, assumptions and estimates which are inherently subjective are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances.
At December 31, 2024, our net deferred tax asset before valuation allowance and valuation allowance were $822.6 million and $147.1 million, respectively (2023 - $864.7 million and $213.3 million, respectively). See “Note 15. Taxation” in our “Notes to the Consolidated Financial Statements” for additional information. At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the net deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.

We have unrecognized tax benefits of $Nil as of December 31, 2024 (2023 - $Nil). Interest and penalties related to unrecognized tax benefits, would be recognized in income tax expense. At December 31, 2024, interest and penalties accrued on unrecognized tax benefits were $Nil (2023 - $Nil).
The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2023 with the U.S.; 2020 through 2023 with Ireland; 2022 through 2023 with the U.K.; 2020 through 2023 with Singapore; 2021 through 2023 with Switzerland; 2020 through 2023 with Australia; 2020 through 2023 with Canada; and 2019 through 2023 with Luxembourg. We do not expect the resolution of these open years to have a significant impact on our consolidated statements of operations and financial condition.

SUMMARY OF RESULTS OF OPERATIONS

(in thousands, except per share amounts and percentages)
Statements of Operations Highlights
Year ended December 31,	2024	2023	Change
Gross premiums written	$11,733,066	$8,862,366	$2,870,700
Net premiums written	$9,952,216	$7,467,813	$2,484,403
Net premiums earned	$10,095,760	$7,471,133	$2,624,627
Net claims and claim expenses incurred	5,332,981	3,573,509	1,759,472
Acquisition expenses	2,643,867	1,875,034	768,833
Operational expenses	496,588	375,182	121,406
Underwriting income (loss)	$1,622,324	$1,647,408	$(25,084)

Net investment income	$1,654,289	$1,253,110	$401,179
Net realized and unrealized gains (losses) on investments	(27,840)	414,522	(442,362)
Total investment result	$1,626,449	$1,667,632	$(41,183)

Net income (loss)	$2,960,532	$3,620,127	$(659,595)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,834,985	$2,525,757	$(690,772)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$35.21	$52.27	$(17.06)
Dividends per common share	$1.56	$1.52	$0.04

Key Ratios
Year ended December 31,	2024	2023	Change
Net claims and claim expense ratio – current accident year	61.3%	53.9%	7.4	pts
Net claims and claim expense ratio – prior accident years	(8.5)%	(6.1)%	(2.4)	pts
Net claims and claim expense ratio – calendar year	52.8%	47.8%	5.0	pts
Underwriting expense ratio	31.1%	30.1%	1.0	pts
Combined ratio	83.9%	77.9%	6.0	pts
Return on average common equity	19.3%	40.5%	(21.2)	pts

Book Value
At December 31,	2024	2023	Change
Book value per common share	$195.77	$165.20	$30.57
Accumulated dividends per common share	28.08	26.52	1.56
Book value per common share plus accumulated dividends	$223.85	$191.72	$32.13
Change in book value per common share plus change in accumulated dividends	19.4%	59.3%	(39.9)	pts

Results of Operations for 2024 Compared to 2023
Net income available to RenaissanceRe common shareholders was $1.8 billion in 2024, compared to $2.5 billion in 2023. As a result of our net income available to RenaissanceRe common shareholders in 2024, we generated an annualized return on average common equity of 19.3% and our book value per common share increased from $165.20 at December 31, 2023 to $195.77 at December 31, 2024, a 19.4% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during 2024, on a comparative basis to 2023, include:
•Underwriting Results - we generated underwriting income of $1.6 billion and had a combined ratio of 83.9% in the year ended December 31, 2024, compared to underwriting income of $1.6 billion and a combined ratio of 77.9% in the year ended December 31, 2023. Our underwriting income in the year ended December 31, 2024 was comprised of our Property segment, which generated underwriting income of $1.6 billion and had a combined ratio of 57.2%, and our Casualty and Specialty segment, which incurred an underwriting loss of $25.4 million and had a combined ratio of 100.4%. In comparison, our underwriting income in the year ended December 31, 2023 was comprised of our Property segment, which generated underwriting income of $1.4 billion and had a combined ratio of 53.4%, and our Casualty and Specialty segment, which generated underwriting income of $208.1 million and had a combined ratio of 95.2%;
Included in our underwriting results in the year ended December 31, 2024 was the impact of the 2024 Large Loss Events, which resulted in a net negative impact on the underwriting result of $847.4 million and added 8.8 percentage points to the consolidated combined ratio. In comparison, our underwriting results in the year ended December 31, 2023 were impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the underwriting result of $298.6 million and added 4.1 percentage points to the combined ratio, primarily within in our Property segment;
•Gross Premiums Written - our gross premiums written increased by $2.9 billion, or 32.4%, to $11.7 billion, in the year ended December 31, 2024, compared to the year ended December 31, 2023. This was comprised of an increase of $1.6 billion in our Casualty and Specialty segment and an increase of $1.3 billion in our Property segment, both primarily driven by the renewal of business acquired in the Validus Acquisition, in conjunction with organic growth on legacy lines;
•Investment Results - our total investment result, which includes the sum of net investment income and net realized and unrealized gains (losses) on investments, was income of $1.6 billion in the year ended December 31, 2024, compared to $1.7 billion in the year ended December 31, 2023, a decrease of $41.2 million. The primary drivers of the lower total investment result include an increase of $442.4 million in net realized and unrealized losses on investments, which was partially offset by an increase in net investment income of $401.2 million. The change in net realized and unrealized gains (losses) on investments was a result of net realized and unrealized losses on fixed maturity investments of $246.4 million in the year ended December 31, 2024, compared to net realized and unrealized gains of $292.1 million in the year ended December 31, 2023, primarily due to increases in yields on longer duration assets during 2024, compared to decreases in 2023. Offsetting the increase in net unrealized losses on fixed maturity investments was an increase in net realized and unrealized gains on other investments of $159.4 million, driven by an increase in the value of our investment in TWFG as a result of TWFG, Inc.’s initial public offering in 2024. The increase in net investment income was due to a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio;
•Net Income Attributable to Redeemable Noncontrolling Interests - our net income attributable to redeemable noncontrolling interests was $1.1 billion in the year ended December 31, 2024, compared to $1.1 billion in the year ended December 31, 2023, an increase of $31.2 million. The higher net income attributable to redeemable noncontrolling interests in the year ended December 31, 2024 was primarily driven by strong underwriting income generated by DaVinci and Vermeer, partially offset by a decrease in net realized and unrealized gains on investments. The decrease in net realized and unrealized gains on investments was primarily due to the increases in interest rates during 2024 discussed above driving net realized and unrealized losses on the investment portfolios of our joint ventures and managed funds;

•Impact of Large Loss Events - we had a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $660.5 million resulting from the 2024 Large Loss Events. This compares to a net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders of $213.4 million resulting from the 2023 Large Loss Events.
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
2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our segment underwriting results and consolidated financial statements for the year ended December 31, 2024.

Year ended December 31, 2024	Hurricane Milton	Hurricane Helene	Other 2024 Large Loss Events (1)	2024 Large Loss Events (2)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(332,710)	$(179,618)	$(267,513)	$(779,841)
Net negative impact on Casualty and Specialty segment underwriting result	—	(605)	(66,907)	(67,512)
Net negative impact on underwriting result	$(332,710)	$(180,223)	$(334,420)	$(847,353)
Percentage point impact on consolidated combined ratio	3.4	1.8	3.6	8.8

The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our consolidated financial statements for the year ended December 31, 2024.

Year ended December 31, 2024	Hurricane Milton	Hurricane Helene	Other 2024 Large Loss Events (1)	2024 Large Loss Events (2)
(in thousands)
Net claims and claim expenses incurred	$(406,878)	$(217,767)	$(381,330)	$(1,005,975)
Assumed reinstatement premiums earned	86,128	40,655	53,159	179,942
Ceded reinstatement premiums earned	(2,158)	(931)	(9,971)	(13,060)
Earned (lost) profit commissions	(9,802)	(2,180)	3,722	(8,260)
Net negative impact on underwriting result	(332,710)	(180,223)	(334,420)	(847,353)
Redeemable noncontrolling interest	62,229	36,969	87,625	186,823
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(270,481)	$(143,254)	$(246,795)	$(660,530)

(1)“Other 2024 Large Loss Events” includes: the Baltimore Bridge Collapse; a series of severe convective storms that impacted the Southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024.
(2)“2024 Large Loss Events” includes: Hurricane Milton, Hurricane Helene and the “Other 2024 Large Loss Events.”

2023 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our segment underwriting results and consolidated financial statements for the year ended December 31, 2023.

Year ended December 31, 2023	2023 Large Loss Events (1)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(298,119)
Net negative impact on Casualty and Specialty segment underwriting result	(507)
Net negative impact on underwriting result	$(298,626)
Percentage point impact on consolidated combined ratio	4.1

The financial data below provides additional information detailing the net negative impact of the 2023 Large Loss Events on our consolidated financial statements for the year ended December 31, 2023.

Year ended December 31, 2023	2023 Large Loss Events (1)
(in thousands)
Net claims and claim expenses incurred	$(354,228)
Assumed reinstatement premiums earned	46,534
Ceded reinstatement premiums earned	(62)
Earned (lost) profit commissions	9,130
Net negative impact on underwriting result	(298,626)
Redeemable noncontrolling interest	85,276
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(213,350)

(1)“2023 Large Loss Events” includes: Hurricane Otis and Storm Ciaran in October and November 2023, the wildfires in Hawaii in August 2023 and Hurricane Idalia, a series of large, severe weather events in Texas and other southern and central U.S. states in June 2023, the earthquakes in southern and central Turkey in February 2023, Cyclone Gabrielle, the flooding in northern New Zealand in January and February 2023, and various wind and thunderstorm events in both the Southern and Midwest U.S. during March 2023, and certain aggregate loss contracts triggered during 2023.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$4,823,731	$3,562,414		$1,261,317
Net premiums written	$3,833,636	$2,967,309		$866,327
Net premiums earned	$3,850,352	$3,090,792		$759,560
Net claims and claim expenses incurred	1,141,726	799,905	341,821
Acquisition expenses	758,554	600,127	158,427
Operational expenses	302,360	251,433	50,927
Underwriting income (loss)	$1,647,712	$1,439,327		$208,385

Net claims and claim expenses incurred – current accident year	$1,960,578	$1,208,810		$751,768
Net claims and claim expenses incurred – prior accident years	(818,852)	(408,905)	(409,947)
Net claims and claim expenses incurred – total	$1,141,726	$799,905		$341,821

Net claims and claim expense ratio – current accident year	50.9%	39.1%	11.8	pts
Net claims and claim expense ratio – prior accident years	(21.2)%	(13.2)%	(8.0)	pts
Net claims and claim expense ratio – calendar year	29.7%	25.9%	3.8	pts
Underwriting expense ratio	27.5%	27.5%	—	pts
Combined ratio	57.2%	53.4%	3.8	pts

Property Gross Premiums Written
In 2024, our Property segment gross premiums written increased by $1.3 billion, or 35.4%, to $4.8 billion, compared to $3.6 billion in 2023.
Gross premiums written in the catastrophe class of business were $3.0 billion in 2024, an increase of $850.6 million, or 39.6%, compared to 2023. This increase was principally driven by the renewal of business acquired in the Validus Acquisition, in conjunction with the retention of legacy lines, during 2024.
Gross premiums written in the other property class of business were $1.8 billion in 2024, an increase of $410.8 million, or 29.0%, compared to 2023. The increase in gross premiums written in the other property class of business was principally due to the renewal of business acquired in the Validus Acquisition and organic growth in both our catastrophe and non-catastrophe exposed business.
Property Ceded Premiums Written

Year ended December 31,	2024	2023	Change
(in thousands)
Ceded premiums written	$990,095	$595,105	$394,990

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

Ceded premiums written in our Property segment increased 66.4%, to $990.1 million, in 2024, compared to $595.1 million in 2023. The increase in ceded purchases reflects our larger portfolio resulting from the Validus Acquisition and organic growth, as well as increased utilization of Upsilon, as part of our gross-to-net strategy.
Property Net Premiums Written

Year ended December 31,	2024	2023	Change
(in thousands)
Net premiums written	$3,833,636	$2,967,309	$866,327

Net premiums written in our Property segment were $3.8 billion in 2024, an increase of $866.3 million, or 29.2%, compared to 2023, consistent with the changes in gross premiums written discussed above, partially offset by an increase in ceded premiums written as part of our gross-to-net strategy.
Property Underwriting Results
Our Property segment generated underwriting income of $1.6 billion in 2024, compared to $1.4 billion in 2023, an increase in underwriting income of $208.4 million. In 2024, our Property segment generated a net claims and claim expense ratio of 29.7%, an underwriting expense ratio of 27.5% and a combined ratio of 57.2%, compared to 25.9%, 27.5% and 53.4%, respectively, in 2023.
Impacting the Property segment underwriting result and combined ratio in 2024 were the 2024 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $779.8 million and added 23.0 percentage points to its combined ratio. In comparison, 2023 was impacted by the 2023 Large Loss Events, which resulted in a net negative impact on the Property segment underwriting result of $298.1 million and added 10.5 percentage points to its combined ratio.
The net claims and claim expense ratio of 29.7% was comprised of a current accident year net claims and claim expense ratio of 50.9% and 21.2 percentage points of net favorable development on prior accident years. The net favorable development on prior accident years is primarily driven by net favorable development of $622.2 million from the large loss events across the 2017 to 2023 accident years, including $464.4 million from 2021 and 2022 Weather-Related Large Losses, driven by better than expected loss emergence and net favorable development on net attritional losses within the other property class of business. In comparison, 2023 had a net claims and claim expense ratio of 25.9%, comprised of a current accident year net claims and claim expense ratio of 39.1% and 13.2 percentage points of net favorable development on prior accident years.
The underwriting expense ratio of 27.5% was comprised of an acquisition expense ratio of 19.6% and an operational expense ratio of 7.9%. In comparison, 2023 had an underwriting expense ratio of 27.5%, comprised of an acquisition expense ratio of 19.4% and an operational expense ratio of 8.1%. The acquisition ratio of 19.6% in 2024 includes 1.9 percentage points of purchase accounting adjustments relating to the Validus Acquisition, which was offset by lower acquisition expenses due to changes in the mix of business as a result of continued relative growth in the catastrophe class of business, which has a lower acquisition expense ratio than the other property class of business.
In 2024, Property segment underwriting income was reduced by total purchase accounting adjustments of $89.3 million, which added 2.3 percentage points to the Property segment combined ratio.
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

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2024	2023	Change
(in thousands, except percentages)
Gross premiums written	$6,909,335	$5,299,952	$1,609,383
Net premiums written	$6,118,580	$4,500,504	$1,618,076
Net premiums earned	$6,245,408	$4,380,341	$1,865,067
Net claims and claim expenses incurred	4,191,255	2,773,604	1,417,651
Acquisition expenses	1,885,313	1,274,907	610,406
Operational expenses	194,228	123,749	70,479
Underwriting income (loss)	$(25,388)	$208,081	$(233,469)

Net claims and claim expenses incurred – current accident year	$4,223,737	$2,815,306	$1,408,431
Net claims and claim expenses incurred – prior accident years	(32,482)	(41,702)	9,220
Net claims and claim expenses incurred – total	$4,191,255	$2,773,604	$1,417,651

Net claims and claim expense ratio – current accident year	67.6%	64.3%	3.3	pts
Net claims and claim expense ratio – prior accident years	(0.5)%	(1.0)%	0.5	pts
Net claims and claim expense ratio – calendar year	67.1%	63.3%	3.8	pts
Underwriting expense ratio	33.3%	31.9%	1.4	pts
Combined ratio	100.4%	95.2%	5.2	pts

Casualty and Specialty Gross Premiums Written
In 2024, our Casualty and Specialty segment gross premiums written increased by $1.6 billion, or 30.4%, to $6.9 billion, compared to $5.3 billion in 2023. This increase is principally due to the renewal of business acquired in the Validus Acquisition, in conjunction with the retention and organic growth of legacy lines. This growth is primarily reflected in the other specialty, general casualty and credit classes of business, which increased $926.5 million, $550.7 million and $132.4 million, respectively, compared to 2023.
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and has the potential to change in the future. Proportional business, which represents the majority of our Casualty and Specialty segment business, typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to less expected severity as compared to traditional excess of loss business.
Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2024	2023	Change
(in thousands)
Ceded premiums written	$790,755	$799,448	$(8,693)

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
Ceded premiums written in our Casualty and Specialty segment decreased by 1.1%, to $790.8 million, in 2024, compared to $799.4 million in 2023, principally due to a decrease in amount of quota share retrocessional coverage purchased, partially offset by the increase in gross premiums written subject to our retrocessional reinsurance programs.
Casualty and Specialty Net Premiums Written

Year ended December 31,	2024	2023	Change
(in thousands)
Net premiums written	$6,118,580	$4,500,504	$1,618,076

Net premiums written in our Casualty and Specialty segment increased by $1.6 billion, or 36.0%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased as discussed above.
Casualty and Specialty Underwriting Results
Our Casualty and Specialty segment incurred an underwriting loss of $25.4 million in 2024, compared to underwriting income of $208.1 million in 2023. In 2024, our Casualty and Specialty segment generated a net claims and claim expense ratio of 67.1%, an underwriting expense ratio of 33.3% and a combined ratio of 100.4%, compared to 63.3%, 31.9% and 95.2%, respectively, in 2023.
The increase in the Casualty and Specialty segment combined ratio in 2024 to 100.4% was principally driven by an increase of 3.8 percentage points in the net claims and claim expense ratio and an increase of 1.4 percentage points in the underwriting expense ratio.
The increase in the net claims and claim expense ratio was driven by higher current accident year losses, mainly as a result of higher attritional losses within certain casualty lines of business, and the impact of event losses on catastrophe exposed lines within the other specialty class of business. The other specialty class of business included losses related to the Baltimore Bridge Collapse, which added approximately 1.0 percentage point of loss in 2024. During 2024 our Casualty and Specialty segment also experienced net favorable development on prior accident years net claims and claim expenses of $32.5 million, or 0.5 percentage points, compared to $41.7 million, or 1.0 percentage point during 2023. The net favorable development during both 2024 and 2023 was primarily driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from our professional liability, other specialty and credit classes of business, partially offset by higher attritional losses in the general liability line of business.
The increase in the underwriting expense ratio of 1.4 percentage point was primarily driven by a 1.1 percentage point increase in the acquisition expense ratio from the impact of purchase accounting adjustments related to the Validus Acquisition.
In 2024, our Casualty and Specialty segment underwriting loss included expenses related to purchase accounting adjustments of $153.7 million, which added 2.4 percentage points to the Casualty and Specialty segment combined ratio.
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

Fee Income

Year ended December 31,	2024	2023	Change
(in thousands)
Management Fee Income
Joint ventures	$157,427	$122,474	$34,953
Structured reinsurance products and other	29,205	27,754	1,451
Managed funds	33,228	26,371	6,857
Total management fee income	219,860	176,599	43,261

Performance Fee Income
Joint ventures	74,903	50,656	24,247
Structured reinsurance products and other	21,248	8,582	12,666
Managed funds	10,785	957	9,828
Total performance fee income	106,936	60,195	46,741
Total fee income	$326,796	$236,794	$90,002

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products, and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds include Upsilon Fund and Medici. In addition, we manage certain third party capital vehicles through AlphaCat Managers, which were acquired in connection with the Validus Acquisition. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
In 2024, total fee income earned through our third-party capital management activities increased by $90.0 million, to $326.8 million, compared to $236.8 million in 2023, driven by both higher management fee income and performance fee income.
Management fee income increased $43.3 million compared to 2023, driven by increased capital managed at DaVinci and Fontana, as well as the addition of fees earned by AlphaCat Managers.
Performance fee income increased $46.7 million compared to 2023, driven by improved current year underwriting results, primarily in DaVinci, Upsilon RFO and in our structured reinsurance products.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Year ended December 31	2024	2023	Change
(in thousands)
Underwriting income (loss) (1)	$42,923	$34,432	$8,491
Equity in earnings (losses) of other ventures	—	(1,423)	1,423
Net income (loss) attributable to redeemable noncontrolling interest	283,873	203,785	80,088
Total fee income	$326,796	$236,794	$90,002

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease to operational expenses or acquisition expenses. The $42.9 million includes $51.0 million of management fee income, recorded as a reduction to operational expenses and $(8.1) million of performance fee income recorded as an increase to acquisition expenses (2023 - $34.4 million, $46.4 million and $(12.0) million, respectively).

In addition to the $42.9 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Year ended December 31	2024	2023	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$42,923	$34,432	$8,491
Underwriting income (loss) - additional fee income on other underwriting-related activities	69,201	94,577	(25,376)
Total fee income recorded through underwriting income (loss) (1)	$112,124	$129,009	(16,885)
Impact of Total fees recorded through underwriting income (loss) on the combined ratio	1.1%	1.7%	(0.6)	pts

(1)The $112.1 million includes $114.3 million of management fee income, recorded as a reduction to operational expenses and $(2.2) million of performance fee income recorded as an increase to acquisition expenses (2023 - $129.0 million, $125.1 million and reduction of $3.9 million, respectively).
Investment Results
Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2024	2023	Change
(in thousands)
Fixed maturity investments trading	$1,116,649	$744,457	$372,192
Short term investments	183,153	213,303	(30,150)
Equity investments	2,460	7,261	(4,801)
Other investments
Catastrophe bonds	238,844	200,572	38,272
Other	82,457	87,296	(4,839)
Cash and cash equivalents	54,241	23,123	31,118
	1,677,804	1,276,012	401,792
Investment expenses	(23,515)	(22,902)	(613)
Net investment income	$1,654,289	$1,253,110	$401,179

Net investment income was $1.7 billion in 2024, compared to $1.3 billion in 2023, an increase of $401.2 million. This increase was driven by a combination of higher average invested assets, primarily resulting from the Validus Acquisition, and higher yielding assets in the fixed maturity investments portfolio.

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2024	2023	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$142,243	$80,905	$61,338
Gross realized losses on fixed maturity investments trading	(206,172)	(473,946)	267,774
Net realized gains (losses) on fixed maturity investments trading	(63,929)	(393,041)	329,112
Net unrealized gains (losses) on fixed maturity investments trading	(182,494)	685,095	(867,589)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(57,279)	(68,272)	10,993
Net realized gains (losses) on equity investments	355	(27,492)	27,847
Net unrealized gains (losses) on equity investments	10,621	73,243	(62,622)
Net realized and unrealized gains (losses) on equity investments	10,976	45,751	(34,775)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	62,353	101,897	(39,544)
Net realized and unrealized gains (losses) on other investments - other	202,533	43,092	159,441
Net realized and unrealized gains (losses) on investments	$(27,840)	$414,522	$(442,362)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 19. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
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
Net realized and unrealized losses on investments were $27.8 million in 2024, compared to gains of $414.5 million in 2023. Principally impacting the increase in our net realized and unrealized losses on investments in 2024 were:
•net realized and unrealized losses on our fixed maturity investments trading portfolio of $246.4 million in 2024 compared to net realized and unrealized gains of $292.1 million in 2023, primarily as a result of increases in yields on longer duration assets in 2024 compared to decreases in 2023;
•net realized and unrealized gains on other investments of $202.5 million in 2024 compared to net realized and unrealized gains of $43.1 million in 2023, driven by an increase in the value of our investment in TWFG as a result of TWFG, Inc.’s initial public offering in 2024; and
•net realized and unrealized gains on catastrophe bonds of $62.4 million in 2024, compared to $101.9 million in 2023, a decrease of $39.5 million. The decrease in net realized and unrealized gains were driven by narrowing risk spreads in the catastrophe bond market, which were generally greater in 2023 compared to 2024. The net realized and unrealized gains are primarily reflected in the Medici portfolio, and are predominantly attributable to third-party investors and allocated through net (income) loss attributable to redeemable noncontrolling interest.

Net Foreign Exchange Gains (Losses)

Year ended December 31,	2024	2023	Change
(in thousands)
Net foreign exchange gains (losses)	$(76,076)	$(41,479)	$(34,597)

In 2024, net foreign exchange losses were $76.1 million compared to $41.5 million in 2023. The increase in net foreign exchange losses for 2024 compared to 2023 is primarily driven by lower losses attributable to third-party investors in Medici in the current period, which are allocated through net (income) loss attributable to redeemable noncontrolling interest, slightly offset by a higher impact of certain foreign exchange exposures related to our underwriting activities in the current period compared to the prior period.
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
Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2024	2023	Change
(in thousands)
Equity in earnings (losses) of other ventures	$47,087	$43,474	$3,613

Equity in earnings (losses) of other ventures represents our pro-rata share of the net income from our investments in a select group of insurance and insurance-related companies, including the Tower Hill Companies and Top Layer. Except for Top Layer, which is recorded on a current quarter basis, equity in earnings (losses) of other ventures is recorded one quarter in arrears. The carrying value of these investments on our consolidated balance sheets, individually or in the aggregate, may differ from the realized value we may ultimately attain, perhaps significantly so.
Earnings from our investments in other ventures was $47.1 million in 2024, compared to $43.5 million in 2023, an increase of $3.6 million.
Corporate Expenses

Year ended December 31,	2024	2023	Change
(in thousands)
Corporate expenses	$134,784	$127,642	$7,142

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
Corporate expenses increased $7.1 million to $134.8 million, in 2024, compared to $127.6 million in 2023. The increase was primarily driven by expenses associated with the Validus Acquisition.

Interest Expense and Preference Share Dividends

Year ended December 31,	2024	2023	Change
(in thousands)
Interest Expense
$750.0 million 5.750% Senior Notes due 2033	$43,125	$24,557	$18,568
$400.0 million 3.600% Senior Notes due 2029	14,400	14,400	—
$300.0 million 3.450% Senior Notes due 2027	10,350	10,350	—
$300.0 million 3.700% Senior Notes due 2025	11,100	11,100	—
$150.0 million 4.750% Senior Notes due 2025 (DaVinci)	7,125	7,125	—
Medici Revolving Credit Facility	2,502	—	2,502
Other	5,166	5,649	(483)
Total interest expense	93,768	73,181	20,587
Preference Share Dividends
$250.0 million 5.750% Series F Preference Shares	14,375	14,375	—
$500.0 million 4.20% Series G Preference Shares	21,000	21,000	—
Total preference share dividends	35,375	35,375	—
Total interest expense and preference share dividends	$129,143	$108,556	$20,587

Interest expense increased $20.6 million to $93.8 million in 2024, compared to $73.2 million in 2023, primarily driven by additional interest expense resulting from the issuance of $750.0 million principal amount in June 2023 of 5.750% Senior Notes due 2033.
Income Tax Benefit (Expense)

Year ended December 31,	2024	2023	Change
(in thousands)
Income tax benefit (expense)	$(32,628)	$510,067	$(542,695)

We are subject to income taxes in certain jurisdictions in which we operate; however, since the majority of our income is generally earned in Bermuda, which has not had a corporate income tax, the tax impact to our operations has historically been minimal. On December 27, 2023, the Bermuda CIT was enacted. As a result, we expect our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) will be subject to the 15% CIT. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. As a result, we expect our income taxes to increase beginning in 2025.
In 2024, we recognized an income tax expense of $32.6 million, compared to an income tax benefit of $510.1 million in 2023. The income tax expense was primarily driven by income in our taxable jurisdictions, offset by a $33.7 million deferred tax benefit resulting from the merger of RenaissanceRe Europe AG and Validus Switzerland completed in the second quarter of 2024. The 2023 income tax benefit of $510.1 million was primarily driven by a net deferred tax benefit of $593.8 million in connection with the enactment of the Bermuda CIT.
At December 31, 2024, our net deferred tax asset before and after valuation allowance totaled $822.6 million and $675.5 million, respectively. Our operations in Ireland, the U.K. (except RREAG, UK Branch), Switzerland, the RREAG, US Branch, and Luxembourg have historically produced GAAP taxable losses, and we currently do not believe it is more likely than not that we will be able to recover the predominant amount of our net deferred tax assets in these jurisdictions. Accordingly, we have recorded a valuation allowance on the majority of the net deferred tax asset in these jurisdictions.

Our effective income tax rate, which we calculate as income tax benefit (expense) divided by income (loss) before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income or loss in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. Generally, the preponderance of our revenue and pre-tax income or loss is generated by our domestic (i.e., Bermuda) operations, in the form of underwriting income or loss and net investment income or loss, rather than our foreign operations. However, the geographic distribution of pre-tax income or loss can vary significantly between periods for a variety of reasons, including the business mix and geographic location of the balance sheet on which net premiums are written and earned, the size and nature of net claims and claim expenses incurred, the amount and geographic location of operational expenses, net investment income and net realized and unrealized gains (losses) on investments and the amount of specific adjustments to determine the income tax basis in each of our operating jurisdictions. We expect our consolidated effective tax rate will increase in 2025 as a result of the enactment of the CIT in Bermuda and the implementation of the GloBE Rules in certain jurisdictions where we operate. In addition, it is possible we could be adversely affected by other future changes in tax laws, regulation, or enforcement, any of which could increase our effective tax rate more rapidly or steeply than we currently anticipate. In particular, jurisdictions in which we operate may incorporate the OECD’s administrative guidance on Article 9.1 of the GloBE Rules. If they were to do so, starting in 2027, a reduction in cash taxes we pay to Bermuda as a result of reversal of the Bermuda CIT deferred tax asset could be offset by an additional top-up tax in such jurisdictions. Such additional top-up taxes could increase our income tax expense and our consolidated effective tax rate in such years.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2024	2023	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$627,055	$545,812	$81,243
Redeemable noncontrolling interest - Medici	202,941	239,250	(36,309)
Redeemable noncontrolling interest - Vermeer	244,560	239,457	5,103
Redeemable noncontrolling interest - Fontana	15,616	34,476	(18,860)
Net income (loss) attributable to redeemable noncontrolling interests	$1,090,172	$1,058,995	$31,177

Our net income attributable to redeemable noncontrolling interests was $1.1 billion compared to $1.1 billion in 2023, an increase of $31.2 million. The increase was primarily driven by the following:
•DaVinci, which had higher net income in 2024 compared to 2023, primarily resulting from improved underwriting results;
•Vermeer, which had higher net income in 2024 compared to 2023, primarily resulting from improved underwriting results; partially offset by decreases in
•Medici, which had lower net income in 2024 compared to 2023, due to higher foreign exchange losses in the current period and lower net realized and unrealized gains on investments, compared to 2023; and
•Fontana, which had lower net income in 2024, compared to 2023, primarily resulting from an increase in net realized and unrealized losses on investments in 2024.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2024. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements.”
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
However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our subsidiaries, joint ventures or managed funds. For example, in 2024, RenaissanceRe contributed capital to RenaissanceRe Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash to investment subsidiaries, such as the launch of Fontana in 2022. Examples of our contractual requirements to make capital contributions to our subsidiaries or joint ventures or managed funds include our net worth maintenance agreements with certain operating subsidiaries, and Renaissance Reinsurance’s obligation to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
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

The premiums received by our operating subsidiaries are generally received months or even years before losses are paid under the policies related to such premiums. Premiums and acquisition expenses generally are received within the first two years of inception of a contract, while operational expenses are generally paid within a year of being incurred. It generally takes much longer for net claims and claim expenses incurred to be reported and ultimately settled, requiring the establishment of reserves for claims and claim expenses and reinsurance recoverable. Therefore, the amount of net claims paid in any one year is not necessarily related to the amount of net claims and claim expenses incurred in that year, as reported in the consolidated statements of operations.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, which provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of additional debt and equity securities. From time to time, we raise capital through public offerings pursuant to our registration statements. For example, in 2023, we completed an offering of common shares and an issuance of senior notes for total net proceeds of approximately $2.1 billion to fund a portion of the cash consideration for the Validus Acquisition, to pay related costs and expenses, and for general corporate purposes.
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

At December 31, 2024	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	262,168
Unsecured	357,443
$619,611

(1)At December 31, 2024, no amounts were issued or drawn under this facility.
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
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At December 31, 2024, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £714.8 million (2023 - £730.9 million). Actual FAL posted for Syndicate 1458 at December 31, 2024 by RenaissanceRe Corporate Capital (UK) Limited was $952.3 million (2023 - $935.8 million), supported by a $952.3 million deposit of cash and fixed maturity securities (2023 - $710.8 million deposit of cash and fixed maturity securities and $225.0 million letter of credit).
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance, and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of December 31, 2024, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

The table below shows certain of our current and long-term contractual obligations:

At December 31, 2024	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long term debt obligations (1)
5.750% Senior Notes due 2033	$1,113,568	$43,125	$86,250	$86,250	$897,943
3.600% Senior Notes due 2029	461,800	14,400	28,800	418,600	—
3.450% Senior Notes due 2027	325,875	10,350	315,525	—	—
3.700% Senior Notes due 2025	302,775	302,775	—	—	—
4.750% Senior Notes due 2025 (DaVinci)	152,375	152,375	—	—	—
Total long term debt obligations	2,356,393	523,025	430,575	504,850	897,943
Investment commitments (2)	1,953,175	1,953,175	—	—	—
Operating lease obligations	150,740	15,657	32,900	31,527	70,656
Capital lease obligations	10,129	2,661	5,322	2,146	—
Payable for investments purchased	150,721	150,721	—	—	—
Reserve for claims and claim expenses (3)	21,303,491	5,062,987	7,135,688	4,036,162	5,068,654
Total contractual obligations	$25,924,649	$7,708,226	$7,604,485	$4,574,685	$6,037,253

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
Cash Flows

Year ended December 31,	2024	2023
(in thousands)
Net cash provided by (used in) operating activities	$4,164,822	$1,911,634
Net cash provided by (used in) investing activities	(3,060,856)	(3,822,636)
Net cash provided by (used in) financing activities	(1,287,515)	2,588,639
Effect of exchange rate changes on foreign currency cash	(17,365)	5,542
Net increase (decrease) in cash and cash equivalents	(200,914)	683,179
Cash and cash equivalents, beginning of period	1,877,518	1,194,339
Cash and cash equivalents, end of period	$1,676,604	$1,877,518

2024
During 2024, our cash and cash equivalents decreased by $200.9 million, to $1.7 billion at December 31, 2024, compared to $1.9 billion at December 31, 2023.
Cash flows provided by operating activities. Cash flows provided by operating activities during 2024 were $4.2 billion, compared to $1.9 billion during 2023. Cash flows provided by operating activities during 2024 were primarily the result of certain adjustments to reconcile our net income of $3.0 billion to net cash provided by operating activities, including:
•a decrease in reinsurance recoverable of $862.9 million due to prior year favorable development across the 2017 through 2022 accident years, in addition to paid recoveries;
•an increase in reserve for claims and claim expenses of $816.6 million, primarily resulting from an increase in reserves in our Casualty and Specialty segment, largely driven by an increase in earned premiums due to the renewal of business acquired in the Validus Acquisition and organic growth, resulting in additional attritional reserves, partially offset by a decrease in reserves in our Property segment primarily due to paid losses and prior year favorable development; partially offset by
•a decrease in reinsurance balances payable of $381.8 million, principally driven by the redemption of capital from Upsilon RFO and the timing of payments related to underwriting activity
Cash flows used in investing activities. During 2024, our cash flows used in investing activities were $3.1 billion, principally reflecting net purchases of fixed maturity investments trading of $2.8 billion and other investments of $438.2 million, partially offset by cash flows from net sales of short term investments of $174.5 million. The net purchases of fixed maturity investments trading and other investments was primarily funded by cash flows provided by operating activities, as described above.
Cash flows used in financing activities. Our cash flows used in financing activities in 2024 were $1.3 billion, and were principally the result of:
•net outflows of $405.8 million, primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer;
•common share repurchases of $666.9 million; and
•repayment of debt of $150.0 million related to the Medici Revolving Credit Facility.
2023
During 2023, our cash and cash equivalents increased by $683.2 million, to $1.9 billion at December 31, 2023, compared to $1.2 billion at December 31, 2022.
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

At December 31,	2024	2023	Change
(in thousands)
Common shareholders’ equity	$9,824,012	$8,704,958	$1,119,054
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$10,574,012	$9,454,958	$1,119,054

5.750% Senior Notes due 2033	$742,068	$741,124	$944
3.600% Senior Notes due 2029	396,051	395,137	914
3.450% Senior Notes due 2027	298,765	298,270	495
3.700% Senior Notes due 2025	299,908	299,537	371
4.750% Senior Notes due 2025 (DaVinci) (1)	149,897	149,587	310
Total senior notes	1,886,689	1,883,655	3,034
Medici Revolving Credit Facility (2)	—	75,000	(75,000)
Total debt	$1,886,689	$1,958,655	$(71,966)

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
Our total shareholders’ equity attributable to RenaissanceRe increased $1.1 billion during 2024 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $1.9 billion; partially offset by
•$80.8 million and $35.4 million of dividends on our common and preference shares, respectively.
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
Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our actual results versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

At December 31,	2024		2023		Change
(in thousands, except percentages)
U.S. treasuries	$11,001,893	33.7%	$10,060,203	34.4%	$941,690
Corporate (1)	7,862,423	24.1%	6,499,075	22.2%	1,363,348
Residential mortgage-backed	1,707,056	5.2%	1,420,362	4.9%	286,694
Asset-backed	1,422,393	4.4%	1,491,695	5.0%	(69,302)
Agencies	623,489	1.9%	489,117	1.7%	134,372
Non-U.S. government	618,809	1.9%	483,576	1.7%	135,233
Commercial mortgage-backed	326,451	1.0%	433,080	1.5%	(106,629)
Total fixed maturity investments, at fair value	23,562,514	72.2%	20,877,108	71.4%	2,685,406
Short term investments, at fair value	4,531,655	13.9%	4,604,079	15.8%	(72,424)
Equity investments, at fair value	117,756	0.4%	106,766	0.4%	10,990
Fund investments	2,128,499	6.5%	1,415,804	4.9%	712,695
Catastrophe bonds	1,984,396	6.1%	1,942,199	6.7%	42,197
Direct private equity investments	211,866	0.6%	59,905	0.2%	151,961
Term loans	—	—%	97,658	0.3%	(97,658)
Total other investments, at fair value	4,324,761	13.2%	3,515,566	12.1%	809,195
Investments in other ventures, under equity method	102,770	0.3%	112,624	0.3%	(9,854)
Total investments	$32,639,456	100.0%	$29,216,143	100.0%	$3,423,313

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

(in thousands, except percentages)		Credit Rating (1)
December 31, 2024	Fair Value	AAA	AA	A	BBB	Non- Investment Grade	Not Rated	Investments Not Subject to Credit Ratings
Fixed maturity investments trading, at fair value
U.S. treasuries	$11,001,893	$—	$11,001,893	$—	$—	$—	$—	$—
Corporate (2)	7,862,423	299,758	391,900	2,902,013	2,902,395	1,348,823	17,534	—
Residential mortgage-backed	1,707,056	136,306	1,432,615	516	7,179	73,349	57,091	—
Asset-backed	1,422,393	1,204,062	155,254	44,893	17,282	—	902	—
Agencies	623,489	—	623,489	—	—	—	—	—
Non-U.S. government	618,809	397,403	197,924	20,973	2,509	—	—	—
Commercial mortgage-backed	326,451	264,052	58,592	1,654	—	829	1,324	—
Total fixed maturity investments trading, at fair value	23,562,514	2,301,581	13,861,667	2,970,049	2,929,365	1,423,001	76,851	—

Short term investments, at fair value	4,531,655	2,661,135	1,862,362	100	3,247	4,257	554	—

Equity investments, at fair value	117,756	—	—	—	—	—	—	117,756

Other investments, at fair value
Catastrophe bonds	1,984,396	—	—	—	—	1,984,396	—	—
Fund investments:
Private credit funds	1,181,146	—	—	—	—	—	—	1,181,146
Private equity funds	609,105	—	—	—	—	—	—	609,105
Hedge funds	338,248	—	—	—	—	—	—	338,248
Direct private equity investments	211,866	—	—	—	—	—	—	211,866
Total other investments, at fair value	4,324,761	—	—	—	—	1,984,396	—	2,340,365

Investments in other ventures, under equity method	102,770	—	—	—	—	—	—	102,770

Total investments	$32,639,456	$4,962,716	$15,724,029	$2,970,149	$2,932,612	$3,411,654	$77,405	$2,560,891
	100.0%	15.2%	48.2%	9.1%	9.0%	10.5%	0.2%	7.8%
				9.1%
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
Fixed Maturity Investments and Short Term Investments
At December 31, 2024, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (2023 – AA) and a weighted average effective yield of 4.9% (2023 – 5.0%). At December 31, 2024, our non-investment grade and not-rated fixed maturity investments totaled $1.5 billion or 6.4% of our fixed maturity investments (2023 - $1.3 billion or 6.1%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2024, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $3.2 billion (2023 – $2.9 billion).
At December 31, 2024, we had $4.5 billion of short term investments (2023 – $4.6 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2024 was 3.1 years (2023 - 2.9 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.

The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

At December 31,	2024	2023	Change
(in thousands)
Financials	$116,400	$106,542	$9,858
Basic materials	595	—	595
Industrial, utilities and energy	312	—	312
Communications and technology	263	12	251
Consumer	154	212	(58)
Healthcare	32	—	32
Total equity investments	$117,756	$106,766	$10,990

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
Other Investments
The table below shows our portfolio of other investments:

At December 31,	2024	2023	Change
(in thousands)
Fund investments	$2,128,499	$1,415,804	$712,695
Catastrophe bonds	1,984,396	1,942,199	42,197
Direct private equity investments	211,866	59,905	151,961
Term loans	—	97,658	(97,658)
Total other investments	$4,324,761	$3,515,566	$809,195

We account for our other investments at fair value in accordance with FASB ASC Topic 825, Financial Instruments. The fair value of our fund investments, which include private equity funds, private credit funds and hedge funds, is recorded on our consolidated balance sheets in other investments, and is generally established on the basis of the net asset value per share (or its equivalent), determined by the managers of these investments in accordance with the applicable governing documents. Many of our fund investments are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term.
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of one month for our hedge funds and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers, where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statements of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded a net loss of $9.7 million for 2024 (2023 - net loss of $3.0 million), representing the difference between our estimate recorded on December 31, 2023 (2023 - December 31, 2022) and the actual amount reported in the final net asset values provided by our fund managers.
Our other investments also include investments in catastrophe bonds, direct private equity investments and term loans which are recorded at fair value. Our estimate of the fair value of catastrophe bonds is based on broker or underwriter bid indications. The fair value of direct private equity investments is based on quoted prices for similar assets, where available, or on the use of internal valuation models, Refer to “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $4.5 billion, of which $2.5 billion has been contributed at December 31, 2024 (2023 - $3.6 billion and $2.0 billion, respectively). Our remaining commitments to these investments at December 31, 2024 totaled $2.0 billion (2023 - $1.6 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2024			2023
(in thousands, except percentages)	Capital Invested	Ownership %	Carrying Value	Capital Invested	Ownership %	Carrying Value
Investments in other ventures, under equity method	$205,373	0.1% - 50.0%	$102,770	$214,484	0.1% - 50.0%	$112,624

The realized value we ultimately attain for our investments in other ventures, under equity method will likely differ from the carrying value, perhaps materially.
Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have issuer credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their capital models and rating methodologies, which could have a material impact on our ratings and business.
In addition, S&P and A.M. Best assess and score companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong” from each of these agencies, which is the highest ERM score assigned.

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of February 7, 2025 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)

Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A2	—
Fontana Reinsurance Ltd.	A	—	—	—
Fontana Reinsurance U.S. Ltd.	A	—	—	—
Renaissance Reinsurance of Europe DAC	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating	A+	AA-	—	AA-

RenaissanceRe ERM Score	Very Strong	Very Strong	—	—

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
Moody’s
The outlook for all of our Moody’s ratings is stable. Moody’s Insurance Financial Strength Ratings represent its opinions of the ability of insurance companies to pay punctually policyholder claims and obligations and senior unsecured debt instruments. Moody’s believes that insurance companies rated “A1” and “A2” offer good financial security.
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

Lloyd’s Overall Market Rating
A.M. Best, S&P and Fitch have each assigned a financial strength rating to the Lloyd’s overall market. The financial risks to policyholders of syndicates within the Lloyd’s market are partially mutualized through the Lloyd’s Central Fund, to which all underwriting members contribute. Because of the presence of the Lloyd’s Central Fund, and the current legal and regulatory structure of the Lloyd’s market, financial strength ratings on individual syndicates would not be particularly meaningful and in any event would not be lower than the financial strength rating of the Lloyd’s overall market.
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
Summarized Balance Sheets

At December 31,	2024
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$2,216,081
Other current assets	435,661
Total current assets	$2,651,742

Goodwill and other intangible assets	$98,662
Loan receivable from non-obligor subsidiaries	646,830
Other noncurrent assets	14,820
Total noncurrent assets	$760,312

Liabilities
Payables due to non-obligor subsidiaries	$17,804
Other current liabilities	118,442
Total current liabilities	$136,246

Loan payable to non-obligor subsidiaries	$205,255
Other noncurrent liabilities	1,839,502
Total noncurrent liabilities	$2,044,757

Summarized Statement of Operations

Year ended December 31,	2024
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$120,917
Other revenue	23,006
Total revenues	143,923
Expenses
Intercompany expense with non-obligor subsidiaries	68,452
Other expense	154,782
Total expenses	223,234
Income tax benefit (expense)	(13,464)
Net income (loss)	(92,775)
Dividends on RenaissanceRe preference shares	(35,375)
Net income (loss) attributable to Obligor Group	$(128,150)

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
In 2023, we accomplished several strategic milestones, including (i) achieving a step change in reinsurance pricing, and (ii) completing the Validus Acquisition. Over the course of 2024, we built upon these accomplishments, and successfully integrated the Validus team and entities into our operations; retained substantially all of the Validus portfolio that we sought; generated capital efficiencies; and accelerated our strategy towards our vision of being the best underwriter.
We believe that we are in a strong capital position, even after recent catastrophe losses. Our capital position, which has been enhanced by the liquidity created by the integration of Validus, provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.
Reinsurance Market Trends and Developments
We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. Shifts in the reinsurance market environment resulted in an increase in rates across certain lines of business over the course of 2024. After successfully integrating the Validus portfolio, we remain focused on serving our customers and deploying our capacity at our increased scale.
At the January 1, 2025 renewals, we saw increased competition, but we were able to achieve targeted signings across property, casualty and specialty classes of business. We communicated our risk appetite to clients in advance of the renewals and then followed through with a high level of consistency. We constructed an attractive portfolio that we believe will provide diversified earnings across our three drivers of profit. Looking forward to 2025, we believe that demand will increase in certain lines of business and anticipate being able to underwrite this demand.
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
Our strategy focuses on delivering a value proposition composed of leadership, expertise and partnership, through our operation as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We leverage our strengths in risk selection and capital management to build portfolios designed to be resilient against a spectrum of tail-risk scenarios, including elevated hurricane seasons. This allows us to price our products accordingly and to maintain our position as a consistent incumbent for our customers.
We plan to continue to seek to take advantage of additional available opportunities and think that the strategic decisions we have made in prior periods have laid the foundation for these initiatives. Our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
General Economic Conditions
We think that the stresses in the global economy will continue and that this may result in increased market volatility. Global events and geopolitical instability have contributed to widespread economic inflation over the past few years compared to recent historical norms. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas.
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
Tax Updates
On December 27, 2023, the Government of Bermuda enacted the Corporate Income Tax Act 2023, which will apply a 15% corporate income tax to certain Bermuda businesses in fiscal years beginning on or after January 1, 2025. The act includes a provision referred to as the economic transition adjustment, which is intended to provide a fair and equitable transition into the tax regime, and results in a deferred tax benefit for the Company. Pursuant to this legislation, the Company recorded a net deferred tax asset in the fourth quarter of 2023, expected to be utilized predominantly over a 10-year period. The Company expects to incur and pay increased taxes in Bermuda beginning in 2025. On January 15, 2025, the OECD issued administrative guidance, which, if incorporated into the laws of the jurisdictions in which we operate, could cause additional top-up taxes to the extent the net deferred tax asset that we established upon enactment of the CIT in 2023 pursuant to the economic transition adjustment is utilized after 2026. We continue to monitor potential impacts from changes to global tax regimes, but believe that the flexible global operating model that we have utilized will continue to prove resilient.
Three Drivers of Profit
We had strong overall performance in 2024, with solid contributions from each of our three drivers of profit. This performance reflected our strategy of generating diversified and sustainable earnings streams for our business across underwriting income, fee income and investment income. Having three distinct sources of income makes us more resilient to catastrophe activity and we believe this resilience will reward our shareholders with superior returns. We believe that the momentum across our three drivers of profit will continue.

Underwriting Income
Through disciplined underwriting, we aim to manage the cycle and allocate our capital to the business that will generate the best returns. Portfolio construction is a continuous process, and we believe that we have constructed a large and profitable underwriting portfolio that has been bolstered by our ability to participate broadly across our clients’ portfolios. We aim to be a provider of first choice and a trusted partner to our customers to help them manage their risk across portfolios and market cycles.
We believe that each of our reportable segments have different risk and volatility profiles that contribute in distinct and important ways to our three drivers of profit, and in particular our underwriting income. The Property segment is inherently more volatile, but also provides meaningful underwriting income in lower catastrophe quarters as well as strong fee income from third-party capital. The Casualty and Specialty segment generally provides a more stable underwriting result over-time, along with significant investment income stemming from capital invested on longer tail risk in certain lines of business. These segments also provide us with diversification across our loss reserves and the tail of our risks, which allows us to better manage changes in loss trends, whether favorable or adverse, across our underwriting portfolio.
In 2024, we delivered the combined RenaissanceRe and Validus portfolio at attractive rates and terms and conditions. We achieved our goal of creating a larger, well-diversified combined portfolio while also deepening our partnerships with brokers and clients. Even at our increased scale, we continue to remain focused on staying nimble to be able to capture attractive opportunities as they arise and exercising discipline to effectively manage our portfolio.
Looking forward to the remainder of 2025, we believe that demand in the market will continue to grow due to several factors, including the impact of recent catastrophe events, the inflation of insured values and cedants adjusting their reinsurance budgets. We believe that we are well positioned to meet this expected demand due to our flexible underwriting platform, our risk expertise, and the strength and durability of our partnerships with clients and brokers.
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and, in general, exacerbate disaster risk. The impact from these factors was apparent in the recent California wildfires. However, we think that the underwriting changes that we have made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
As expected, at the January 1, 2025 renewals, demand increased at the top end of programs, as did competition for attractive placements. Overall, we deployed property catastrophe capacity with key clients and had a favorable renewal with terms and conditions remaining attractive. Growth was greatest in the property catastrophe class of business where risk-adjusted returns have been strongest and where we were able to capture incremental opportunities.
In our Property segment, we have focused on constructing a portfolio that has appropriate attachment points for each of our customers, and we expect this dynamic to persist through 2025, supporting a healthy reinsurance market and the consistent protection our customers need. Looking forward, we expect that the property catastrophe reinsurance market will be impacted by the past several quarters of elevated catastrophe events. These have affected, and we expect will continue to affect, the supply-demand balance, placing upward pressure on rates, and providing new opportunities to deploy capacity to support our customers. A significant portion of our portfolio renews over the next six months, and our strong capital position provides us with the flexibility so that we can move quickly to offer capacity to our partners at attractive rates.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward. Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We continue to grow organically in certain credit and specialty lines of business where we are seeing the most attractive risk-adjusted returns.
At the January 1, 2025 renewals, we saw favorable underlying conditions in the specialty class of business where we achieved desirable results and maintained our strong leadership in specialty and credit lines. In the casualty class of business, we retained the majority of our portfolio and had discussions with clients on casualty trends, while continuing to reduce lines on some treaties where exposure to loss inflation or loss trends was greatest.
Our portfolio management and robust reserving process has provided us with overall stability in the Casualty and Specialty segment, allowing the segment to remain a substantial contributor to our financial results. This diversification has also been beneficial when certain classes of business or underwriting years have experienced increasing loss trends and required more reserves.
In our casualty class of business, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. We typically manage our casualty business over a 10-year cycle. At this point, we believe that the industry requires continued evolution to stay ahead of social inflation trends, and we have been actively working with customers to share our insights and improve data capture throughout the renewal process. This customer-by-customer approach enables us to differentiate between accounts, appropriately price each program, and reduce if needed. We have been encouraged to see progress across the industry and believe that many insurance companies are improving their underwriting and claims management as well as accelerating rate increases.
We believe that we have a prudent reserving process for our Casualty and Specialty segment and remain confident in our reserves. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights into our prudent reserving process to proactively stay ahead of trend and inform portfolio shaping decisions.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. Our Capital Partners unit continues to grow into an attractive market and benefits from increased access to desirable risk. We view this as a growing and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, performance fees may be impacted by large losses, which can potentially result in no performance fees or the reversal of previously accrued performance fees.
Investment Income
In 2024, we benefited from high interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities when we saw increases in interest rates. This was enhanced by the increased size of our investment portfolio, including as a result of the Validus Acquisition. We continue to maintain a relatively conservative position for our investment portfolio.
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

We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; equity price risk and commodity price risk. Our policies to address these risks in 2024 were not materially different than those used in 2023.
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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value of our fixed maturity investment and short term investments, private credit funds and term loans from an immediate parallel shift in the treasury yield curve. Assuming credit spreads remain constant and an immediate time horizon, this presents the worst-case scenario:

	Interest Rate Shift in Basis Points
At December 31, 2024	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$30,049,296	$29,662,274	$29,275,315	$28,888,629	$28,502,051
Net increase (decrease) in fair value	$773,981	$386,960	$—	$(386,686)	$(773,264)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

	Interest Rate Shift in Basis Points
At December 31, 2023	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$27,259,888	$26,865,707	$26,560,861	$26,246,627	$25,904,022
Net increase (decrease) in fair value	$699,027	$304,845	$—	$(314,235)	$(656,839)
Percentage change in fair value	2.6%	1.1%	—%	(1.2)%	(2.5)%

As noted above, we use derivative instruments, primarily interest rate futures, within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2024, we had $7.1 billion of notional long positions and $3.1 billion of notional short positions of primarily U.S. treasury and non-US government bond futures contracts (2023 - $5.9 billion and $2.7 billion, respectively). Refer to “Note 19. Derivative Instruments” in our

“Notes to the Consolidated Financial Statements” for additional information related to interest rate futures entered into by us.
At December 31, 2024, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures of approximately $105.0 million (2023 - $38.1 million). Conversely, at December 31, 2024, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures of approximately $105.0 million (2023 - $37.9 million). The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
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

The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2024	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets (liabilities) denominated in foreign currencies	$71,053	$126,520	$(541,557)	$(233,774)	$(63,163)	$9,210	$(129,188)	$(760,899)
Net foreign currency derivatives notional amounts	(26,097)	(76,318)	506,972	266,215	25,834	596	64,714	761,916
Total net foreign currency exposure	$44,956	$50,202	$(34,585)	$32,441	$(37,329)	$9,806	$(64,474)	$1,017
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.4%	0.5%	(0.3)%	0.3%	(0.4)%	0.1%	(0.6)%	—%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(4,496)	$(5,020)	$3,459	$(3,244)	$3,733	$(981)	$6,447	$(102)

At December 31, 2023	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net (liabilities) assets denominated in foreign currencies	$83,427	$133,228	$(146,480)	$(161,522)	$37,381	$(50,771)	$(68,593)	$(173,330)
Net foreign currency derivatives notional amounts	(46,640)	(95,820)	214,172	74,226	14,617	6,648	20,027	187,230
Total net foreign currency exposure	$36,787	$37,408	$67,692	$(87,296)	$51,998	$(44,123)	$(48,566)	$13,900
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.4%	0.4%	0.7%	(0.9)%	0.5%	(0.5)%	(0.5)%	0.1%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(3,679)	$(3,741)	$(6,769)	$8,730	$(5,200)	$4,412	$4,857	$(1,390)

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
Fixed Maturity Investments, Short Term Investments, Private Credit Funds and Term Loans
Credit risk related to our fixed maturity investments and short term investments, as well as our private credit funds and term loans which primarily invest in debt instruments, is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity and short term investments through credit research performed by our investment management service providers, our evaluation of these investment managers’ adherence to investment mandates provided to them, independent credit research and active monitoring of our credit exposure relative to broader economic fundamentals, valuations and technical measurements. The management of credit risk in the investment portfolio is integrated in our credit risk governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. In addition, we limit the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of our fixed maturity and short term investments exceeded 10% of shareholders’ equity at December 31, 2024 and 2023.
At December 31, 2024, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2023 - AA). The following table summarizes the ratings of our fixed maturity investments and short term investments and term loans (using ratings assigned by S&P and/or other rating agencies when S&P ratings were not available) as a percentage of the total of those investments as of the dates indicated:

At December 31,	2024	2023
AAA	17.7%	25.2%
AA	56.0%	49.3%
A	10.6%	10.4%
BBB	10.4%	10.2%
Non-investment grade	5.1%	4.6%
Not rated	0.2%	0.3%
Total	100.0%	100.0%

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
The following tables summarize the aggregate hypothetical increase (decrease) in fair value in our fixed maturity investments and short term investments, private credit funds and term loans, from an immediate parallel shift in credit spreads. Assuming treasury yields remain constant, credit spreads cannot be negative and an immediate time horizon, this presents the worst-case scenario:

	Credit Spread Shift in Basis Points
At December 31, 2024	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$29,567,525	$29,469,996	$29,275,315	$29,049,045	$28,822,654
Net increase (decrease) in fair value	$292,210	$194,681	$—	$(226,270)	$(452,661)
Percentage change in fair value	1.0%	0.7%	—%	(0.8)%	(1.5)%

	Credit Spread Shift in Basis Points
At December 31, 2023	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of fixed maturity and short term investments, private credit funds and term loans	$26,854,484	$26,716,705	$26,560,861	$26,345,584	$26,130,307
Net increase (decrease) in fair value	$293,623	$155,843	$—	$(215,277)	$(430,554)
Percentage change in fair value	1.1%	0.6%	—%	(0.8)%	(1.6)%

We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2024, we had outstanding credit derivatives of $1.0 billion in notional positions to hedge credit risk and $Nil in notional positions to assume credit risk, denominated in U.S. dollars (2023 - $1.1 billion and $22.1 million, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to credit derivatives entered into by us.
The aggregate hypothetical market value impact from an immediate tightening in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $34.0 million at December 31, 2024 (2023 - $46.7 million). Conversely, the aggregate hypothetical market value impact from an immediate widening in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $42.3 million at December 31, 2024 (2023 - $46.7 million). For an immediate downward shift in credit spreads, we do not allow credit spreads to go negative in calculating the impact. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equity investments. As detailed in the table below, we are directly exposed to this risk through our investment in equity investments, including certain positions in our strategic investment portfolio, which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through other investments such as our direct private equity investments, private equity funds and hedge funds, whose exit strategies and market values often depend on the wider equity markets. We may, from time to time, use equity derivatives in our investment portfolio to either assume equity risk or hedge our equity exposure. The following table summarizes a hypothetical 10% increase or decline in the market value of our private equity funds, hedge funds, direct private equity investments, and equity investments, holding all other factors constant, at the dates indicated:

At December 31,	2024	2023
(in thousands, except for percentages)
Private equity funds	$609,105	$433,788
Hedge funds	338,248	—
Direct private equity investments	211,866	59,905
Equity investments	117,756	106,766
Total carrying value of investments exposed to equity price risk	$1,276,975	$600,459

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$127,698	$60,046
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(127,698)	$(60,046)

Commodity Price Risk
Commodity price risk is the potential loss arising from changes in the market value of commodities. We are directly exposed to this risk through our investments in commodity derivative instruments, which are exchange traded, but may include over-the-counter derivative instruments when deemed appropriate. At December 31, 2024 the total notional amount of commodity contracts was $684.8 million (2023 - $255.7 million), and the aggregate fair value of these contracts was a net asset position of $6.4 million (2023 - net liability position of $1.1 million). If the underlying exposure of each commodity derivative held at December 31, 2024 depreciated by 10%, it would have resulted in a reduction in net income of approximately $68.7 million. If the underlying exposure of each commodity derivative held at December 31, 2024 appreciated by 10%, it would have resulted in an increase in net income of approximately $68.9 million.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2024 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2024 and their attestation report on our internal control over financial reporting is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 6, 2025. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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
We have adopted an insider trading policy that outlines the procedures which employees, officers, directors, independent contractors and consultants of the Company must follow to ensure compliance with U.S. rules related to disclosure and insider trading. In addition, our insider trading policy provides that the Company will not trade in RenaissanceRe securities in violation of applicable securities laws or stock exchange listing standards. A copy of the Company’s insider trading policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.
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

2.1(c)	Letter Agreement, dated October 27, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc.
2.1(d)+
Letter Agreement, dated November 1, 2023, among RenaissanceRe Holdings Ltd. and AIG International Group Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, filed with the SEC on November 2, 2023.

2.1(e)	Amendment No. 2 to the Stock Purchase Agreement, dated as of January 8, 2025, by and between American International Group, Inc. and RenaissanceRe Holdings Ltd.
3.1	Memorandum of Association, incorporated by reference to the Registration Statement on Form S-1 of RenaissanceRe Holdings Ltd. (Registration No. 33-70008) which was declared effective by the SEC on July 26, 1995. (P)
3.2	Amended and Restated Bye-Laws, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the SEC on August 14, 2002.
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

10.3*
Form of Employment Agreement for Named Executive Officers (other than our Chief Executive Officer), incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016. **

10.4*
Employment Agreement, dated as of January 1, 2023, by and between RenaissanceRe Holdings Ltd. and David Edward Marra, incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

10.5*
Employment Agreement, dated as of November 8, 2023, by and between RenaissanceRe Holdings Ltd. and Shannon Lowry Bender., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024.

10.6*
RenaissanceRe Holdings Ltd. First Amended and Restated 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2022.

10.6(a)*
Amendment Number One to the RenaissanceRe Holdings Ltd. First Amended and Restated 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

10.6(b)*
Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.6(c)*
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

10.6(e)*	Performance Share Agreement with Kevin O’Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.6(f)*	Restricted Stock Agreement with Kevin O’Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.7*	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.
10.7(a)*
Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.

10.8*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.
10.8(a)*
Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 10, 2016.

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

10.11
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

10.11(a)
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

10.11(b)
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

10.11(c)
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

10.11(d)
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

10.12
Standby Letter of Credit Agreement, dated as of October 3, 2024, by and among Renaissance Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Nordea Bank Abp, New York Branch, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 3, 2024.

10.13
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

10.13(a)
Guaranty Agreement, dated November 18, 2022, among RenaissanceRe Finance Inc., the various lending financial institutions and Wells Fargo Bank, National Association, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.

10.14
Facility Letter for Issuance of Payment Instruments, dated March 22, 2019, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.14(a)
Master Agreement for Issuance of Payment Instruments, dated March 22, 2019, between Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.14(b)
Amendment to Master Agreement for Issuance of Payment Instruments, dated November 1, 2023, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., and RenaissanceRe Europe AG, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.14(c)
Accession Undertaking, dated November 1, 2023, by and among Validus Reinsurance, Ltd., Validus Reinsurance (Switzerland) Ltd, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.15
Secured Facility Letter, dated December 19, 2022, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.15(a)
Deed of Amendment to Facility Letter (Committed), dated November 1, 2023, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.15(b)
Deed of Amendment to Facility Letter (Committed), dated December 23, 2024, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 23, 2024.

10.15(c)
Accession Letter, dated November 1, 2023, by and between Validus Reinsurance, Ltd. and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.16
Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2016.

10.17
Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.18
Waiver, dated as of February 6, 2023, by and between RenaissanceRe Holdings Ltd. and T. Rowe Price Associates, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

10.19
Reserve Development Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG, and Tokio Millennium Re (UK) Limited and Tokio Marine & Nichido Fire Insurance Co., Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 22, 2019.

10.20
Retrocession Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG and Tokio Marine & Nichido Fire Insurance Co., Ltd., Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 22, 2019.

10.21
Registration Rights Agreement, dated as of November 1, 2023, between RenaissanceRe Holdings Ltd. and American International Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 1, 2023.

19.1	RenaissanceRe Holdings Ltd. Insider Trading Policy
21.1	List of Subsidiaries of the Registrant.
22.1	Issuers of Registered Guaranteed Debt Securities.
23.1	Consent of PricewaterhouseCoopers Ltd.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
RenaissanceRe Holdings Ltd. Policy on Recoupment of Incentive Compensation, incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 21, 2024.

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
**    Applicable to Ross A. Curtis and Robert Qutub.
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

Date:	February 12, 2025	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 12, 2025
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 12, 2025
James L. Gibbons

/s/ David C. Bushnell	Director	February 12, 2025
David C. Bushnell

/s/ Shyam Gidumal	Director	February 12, 2025
Shyam Gidumal

/s/ Duncan P. Hennes	Director	February 12, 2025
Duncan P. Hennes

/s/ Torsten Jeworrek	Director	February 12, 2025
Torsten Jeworrek

/s/ Henry Klehm, III	Director	February 12, 2025
Henry Klehm, III

/s/ Loretta J. Mester	Director	February 12, 2025
Loretta J. Mester

/s/ Valerie Rahmani	Director	February 12, 2025
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 12, 2025
Carol P. Sanders

/s/ Cynthia Trudell	Director	February 12, 2025
Cynthia Trudell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Reserve for claims and claim expenses

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s reserve for claims and claim expenses represents management’s estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses was $21.3 billion at December 31, 2024. In determining management’s estimate of the reserve for claims and claim expenses, management’s analysis includes consideration of loss development patterns, historical ultimate loss ratios, and the presence of individual large losses. Management’s analysis incorporates available information derived from claims information from certain customers and brokers, industry assessments of losses, proprietary models, and the terms and conditions of the Company’s contracts. The estimate for the casualty and specialty segment is sensitive to the selection of actuarial methods, expected trends in claim severity and frequency, the time lag inherent in reporting information, and industry or event trends. The estimate for the property segment is sensitive to the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies, and, in certain instances, significant uncertainty as to the form of the claims and legal issues under the relevant terms of insurance and reinsurance contracts.

The principal considerations for our determination that performing procedures relating to the valuation of the reserve for claims and claim expenses is a critical audit matter are (i) the significant judgment by management when developing their estimate; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to loss development patterns, historical ultimate loss ratios, and the selection of significant actuarial methods; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s valuation of the reserve for claims and claim expenses, including controls over the development of significant actuarial methods and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in (i) developing an independent estimate for certain reserve segments of the reserve for claims and claim expenses and comparing this independent estimate to management’s determined reserve; and (ii) for certain reserve segments, testing management’s process for estimating the reserve for claims and claim expenses by evaluating the appropriateness of management’s aforementioned significant actuarial methods and assumptions. Performing these procedures involved testing the completeness and accuracy of data provided by management on a sample basis.

/s/ PricewaterhouseCoopers Ltd.

Hamilton, Bermuda
February 12, 2025

We have served as the Company’s auditor since 2022.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2024 and 2023
(in thousands of United States Dollars, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Fixed maturity investments trading, at fair value - amortized cost $23,750,540 at December 31, 2024 (2023 - $20,872,450) (Notes 5 and 6)	$23,562,514	$20,877,108
Short term investments, at fair value - amortized cost $4,532,166 at December 31, 2024 (2023 - $4,603,340) (Notes 5 and 6)	4,531,655	4,604,079
Equity investments, at fair value (Notes 5 and 6)	117,756	106,766
Other investments, at fair value (Notes 5 and 6)	4,324,761	3,515,566
Investments in other ventures, under equity method (Note 5)	102,770	112,624
Total investments	32,639,456	29,216,143
Cash and cash equivalents	1,676,604	1,877,518
Premiums receivable (Note 7)	7,290,228	7,280,682
Prepaid reinsurance premiums (Note 7)	888,332	924,777
Reinsurance recoverable (Notes 7 and 8)	4,481,390	5,344,286
Accrued investment income	238,290	205,713
Deferred acquisition costs and value of business acquired	1,552,359	1,751,437
Deferred tax asset (Note 15)	701,053	685,040
Receivable for investments sold	91,669	622,197
Other assets	444,037	323,960
Goodwill and other intangible assets (Note 4)	704,132	775,352
Total assets	$50,707,550	$49,007,105
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$21,303,491	$20,486,869
Unearned premiums	5,950,415	6,136,135
Debt (Note 9)	1,886,689	1,958,655
Reinsurance balances payable	2,804,344	3,186,174
Payable for investments purchased	150,721	661,611
Other liabilities	1,060,129	1,021,872
Total liabilities	33,155,789	33,451,316
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	6,977,749	6,100,831
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2024 (2023 – 30,000) (Note 12)	750,000	750,000
Common shares: $1.00 par value – 50,180,987 shares issued and outstanding at December 31, 2024 (2023 – 52,693,887) (Note 12)	50,181	52,694
Additional paid-in capital (Note 12)	1,512,435	2,144,459
Accumulated other comprehensive income (loss)	(14,756)	(14,211)
Retained earnings (Note 12)	8,276,152	6,522,016
Total shareholders’ equity attributable to RenaissanceRe	10,574,012	9,454,958
Total liabilities, noncontrolling interests and shareholders’ equity	$50,707,550	$49,007,105
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2024, 2023, and 2022
(in thousands of United States Dollars, except per share amounts)

	2024	2023	2022
Revenues
Gross premiums written (Note 7)	$11,733,066	$8,862,366	$9,213,540
Net premiums written (Note 7)	$9,952,216	$7,467,813	$7,196,160
Decrease (increase) in unearned premiums	143,544	3,320	(862,171)
Net premiums earned (Note 7)	10,095,760	7,471,133	6,333,989
Net investment income (Note 5)	1,654,289	1,253,110	559,932
Net foreign exchange gains (losses)	(76,076)	(41,479)	(56,909)
Equity in earnings (losses) of other ventures (Note 5)	47,087	43,474	11,249
Other income (loss)	1,928	(6,152)	12,636
Net realized and unrealized gains (losses) on investments (Note 5)	(27,840)	414,522	(1,800,485)
Total revenues	11,695,148	9,134,608	5,060,412
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	5,332,981	3,573,509	4,338,840
Acquisition expenses	2,643,867	1,875,034	1,568,606
Operational expenses	496,588	375,182	276,691
Corporate expenses	134,784	127,642	46,775
Interest expense (Note 9)	93,768	73,181	48,335
Total expenses	8,701,988	6,024,548	6,279,247
Income (loss) before taxes	2,993,160	3,110,060	(1,218,835)
Income tax benefit (expense) (Note 15)	(32,628)	510,067	59,019
Net income (loss)	2,960,532	3,620,127	(1,159,816)
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(1,090,172)	(1,058,995)	98,613
Net income (loss) attributable to RenaissanceRe	1,870,360	2,561,132	(1,061,203)
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,834,985	$2,525,757	$(1,096,578)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 13)	$35.31	$52.40	$(25.50)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 13)	$35.21	$52.27	$(25.50)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2024, 2023 and 2022
(in thousands of United States Dollars)

	2024	2023	2022
Comprehensive income (loss)
Net income (loss)	$2,960,532	$3,620,127	$(1,159,816)
Change in net unrealized gains (losses) on investments, net of tax	1,045	1,082	(4,923)
Foreign currency translation adjustments, net of tax	(1,590)	169	370
Comprehensive income (loss)	2,959,987	3,621,378	(1,164,369)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,090,172)	(1,058,995)	98,613
Comprehensive income (loss) attributable to RenaissanceRe	$1,869,815	$2,562,383	$(1,065,756)

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2024, 2023 and 2022
(in thousands of United States Dollars)

	2024	2023	2022
Preference shares
Balance – January 1	$750,000	$750,000	$750,000
Balance – December 31	750,000	750,000	750,000
Common shares
Balance – January 1	52,694	43,718	44,445
Issuance of shares (Note 12)	—	8,568	—
Repurchase of shares (Note 12)	(2,711)	—	(1,051)
Issuance of performance share and restricted stock awards (Notes 12 and 17)	198	408	324
Balance – December 31	50,181	52,694	43,718
Additional paid-in capital
Balance – January 1	2,144,459	475,647	608,121
Issuance of shares (Note 12)	—	1,628,209	—
Repurchase of shares (Note 12)	(675,453)	—	(161,788)
Change in redeemable noncontrolling interest	(5,029)	(1,404)	(5,549)
Issuance of performance share and restricted stock awards (Notes 12 and 17)	48,458	42,007	34,863
Balance – December 31	1,512,435	2,144,459	475,647
Accumulated other comprehensive income (loss)
Balance – January 1	(14,211)	(15,462)	(10,909)
Change in net unrealized gains (loss) on investments, net of tax	1,045	1,082	(4,923)
Foreign currency translation adjustments, net of tax	(1,590)	169	370
Balance – December 31	(14,756)	(14,211)	(15,462)
Retained earnings
Balance – January 1	6,522,016	4,071,371	5,232,624
Net income (loss)	2,960,532	3,620,127	(1,159,816)
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(1,090,172)	(1,058,995)	98,613
Dividends on common shares (Note 12)	(80,849)	(75,112)	(64,675)
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(35,375)
Balance – December 31	8,276,152	6,522,016	4,071,371
Total shareholders’ equity attributable to RenaissanceRe	$10,574,012	$9,454,958	$5,325,274

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2024, 2023 and 2022
(in thousands of United States Dollars)

	2024	2023	2022
Cash flows provided by (used in) operating activities
Net income (loss)	$2,960,532	$3,620,127	$(1,159,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	258,456	(134,753)	(26,950)
Equity in undistributed (earnings) losses of other ventures	9,035	(7,642)	10,723
Net realized and unrealized (gains) losses on investments	(29,439)	(482,794)	1,635,192
Change in:
Premiums receivable	(9,546)	(126,852)	(1,357,929)
Prepaid reinsurance premiums	36,445	223,385	(166,690)
Reinsurance recoverable	862,896	663,909	(442,256)
Deferred acquisition costs and value of business acquired	199,078	37,301	(322,578)
Reserve for claims and claim expenses	816,622	(34,656)	2,597,943
Unearned premiums	(185,720)	(227,001)	1,027,894
Reinsurance balances payable	(381,830)	(1,040,110)	67,318
Other	(371,707)	(579,280)	(259,168)
Net cash provided by (used in) operating activities	4,164,822	1,911,634	1,603,683
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	23,515,450	21,796,577	22,086,168
Purchases of fixed maturity investments trading	(26,296,842)	(24,771,411)	(24,923,131)
Proceeds from sales of equity investments	463	566,040	659,199
Purchases of equity investments	(205)	(1,715)	(861,508)
Proceeds from sales of short term investments	31,772,072	41,152,880	26,612,585
Purchases of short term investments	(31,597,588)	(39,309,700)	(25,972,174)
Proceeds from sales of other investments	1,087,445	489,658	408,944
Purchases of other investments	(1,525,665)	(1,291,508)	(1,027,734)
Proceeds from sales of investments in other ventures	—	—	3,545
Purchases of investments in other ventures	(57,335)	(25,265)	(4,318)
Return of investments in other ventures	41,349	5,554	2,248
Net purchase of Validus	—	(2,433,746)	—
Net cash provided by (used in) investing activities	(3,060,856)	(3,822,636)	(3,016,176)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(80,849)	(75,112)	(64,675)
Dividends paid – preference shares	(35,375)	(35,375)	(35,396)
RenaissanceRe common share repurchases	(666,921)	—	(166,664)
RenaissanceRe common share issuance, net of expenses	—	1,351,608	—
Issuance of debt, net of expenses	—	740,581	—
Repayment of Medici Revolving Credit Facility	(150,000)	(30,000)	—
Drawdown of Medici Revolving Credit Facility	75,000	75,000	—
Subscriptions of third-party redeemable noncontrolling interest shares	537,433	982,914	1,277,945
Redemptions of third-party redeemable noncontrolling interest shares	(943,223)	(400,458)	(274,957)
Taxes paid on withholding shares	(23,580)	(20,518)	(10,911)
Net cash provided by (used in) financing activities	(1,287,515)	2,588,639	725,342
Effect of exchange rate changes on foreign currency cash	(17,365)	5,542	22,471
Net increase (decrease) in cash and cash equivalents	(200,914)	683,179	(664,680)
Cash and cash equivalents, beginning of year	1,877,518	1,194,339	1,859,019
Cash and cash equivalents, end of year	$1,676,604	$1,877,518	$1,194,339

Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$99,535	$26,777	$3,129
Interest paid	$88,046	$73,543	$46,247
Non-cash consideration (1)	$—	$285,168	$—
(1)Represents the non-cash component of the total Validus Acquisition consideration. Refer to “Note 3. Acquisition of Validus” for additional information related to the Validus Acquisition.
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Acquisition costs are incurred when a contract or policy is issued and only the costs directly related to the successful acquisition of new and renewal contract or policies are deferred and amortized over the same period in which the related premiums are earned. Acquisition costs consist principally of commissions, brokerage and premium tax expenses and are shown net of commissions earned on ceded reinsurance. Certain of the Company’s assumed contracts contain profit sharing provisions or adjustable commissions that are estimated based on the expected loss and loss adjustment expense on those contracts. Acquisition costs include accruals for such estimates of commissions. Certain of the Company’s ceded contracts contain profit sharing provisions which accrue to the benefit of the Company. Acquisition costs are shown net of such commissions and profit commissions earned on ceded reinsurance. In addition, certain of the

Company’s ceded contracts contain override and management fees which are recorded as an offset against operational expenses. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums. Anticipated claims and claim expenses, based on historical and current experience, and anticipated investment income related to those premiums are considered in determining the recoverability of deferred acquisition costs.
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
Reinsurance
Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed reinsurance. For multi-year retrospectively rated contracts, the Company accrues amounts (either assets or liabilities) that are due to or from retrocessionaires based on estimated contract experience. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined. Reinsurance recoverable on dual trigger reinsurance contracts require the Company to estimate its ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. Amounts recoverable from reinsurers are recorded net of a provision for current expected credit losses to reflect expected credit losses.
Assumed and ceded reinsurance contracts that lack significant transfer of risk are treated as deposits.
Certain assumed and ceded reinsurance contracts that do not meet all of the criteria to be accounted for as reinsurance in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 944, Financial Services - Insurance have been accounted for at fair value under the fair value option in accordance with FASB ASC Topic 825, Financial Instruments.
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
Equity Investments
Equity investments are accounted for at fair value in accordance with FASB ASC Topic 825, Financial Instruments. Fair values are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. Dividend income is included in net investment income and net realized and unrealized appreciation or depreciation on equity investments is included in net realized and unrealized gains (losses) on investments in the consolidated statements of operations.
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic 825, Financial Instruments with interest and dividend income included in net investment income. Realized and unrealized gains and losses on other investments are included in net realized and unrealized gains (losses) on investments. The fair value of the Company’s fund investments, which include private equity funds, private credit funds and hedge funds, is generally established on the basis of the net asset value (“NAV”) per share (or its equivalent) established by each respective fund investments manager, if applicable. The net asset value established by the respective fund investments manager is determined in accordance with the governing documents of such fund investments. The Company applies the practical expedient provided by the FASB ASC Topic 825, Financial Instruments relating to investments in certain entities that calculate NAV per share (or its equivalent) and therefore measure the fair value of the fund investments based on that NAV per share, or its equivalent. Fund investments are recorded on the consolidated balance sheets in other investments. Fund investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
Certain of the Company’s fund investment managers, or their fund administrators, are unable to provide final fund valuations as of the Company’s current reporting date. The Company typically experiences a reporting lag to receive a final net asset value report of one month for hedge funds and three months for both private equity funds and private credit funds, although the Company has occasionally experienced delays of up to six months, particularly at year end.
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
The Company’s other investments also include investments in catastrophe bonds, direct private equity investments and term loans which are recorded at fair value. The fair value of catastrophe bonds is based on broker or underwriter bid indications. The fair value of direct private equity investments is based on quoted prices for similar assets, where available, or on the use of internal valuation models.
Investments in Other Ventures, Under Equity Method
Investments in which the Company has significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, the Company records its proportionate share of income or loss from such investments in its statements of operations for the period. Additionally, the Company records its portion of any changes to the accumulated other comprehensive income or loss of the investee in the Company’s statements of comprehensive income (loss). If the Company’s proportionate share of loss from such investment is in excess of the carrying value of such investment, the Company suspends the application of the equity method when the carrying value of the investment is reduced to zero, unless the Company has committed to provide further financial support to the investee. If the investee subsequently reports net income, the Company resumes applying the equity method only after its proportionate share of net income equals the proportionate share of net losses not recognized during the period the equity method was suspended. Any decline in value of investments in other ventures, under equity method considered by management to be other-than-temporary is charged to income in the period in which it is determined.
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
Derivatives
From time to time, the Company enters into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, or for trading and to assume or hedge risk. The Company accounts for its derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. The Company has adopted hedge accounting for certain of its derivative instruments used as hedges of a net investment in a foreign operation, as discussed below. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices or broker quotes, the use of industry or internal valuation models.
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
Hedge Documentation and Effectiveness Testing
To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated changes in value or cash flow of the hedged item. At the inception of a hedge, the Company formally documents relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. The documentation process includes linking derivatives that are designated as net investment hedges to specific assets or liabilities on the consolidated balance sheets. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the net investment in a foreign operation. The Company will discontinue hedge accounting prospectively if it determines that the derivative is no longer highly effective in offsetting changes in the net investment in a foreign operation, the derivative is no longer designated as a hedging instrument, or the derivative expires or is sold, terminated or exercised. If hedge accounting is discontinued, the derivative continues to be carried at fair value on the consolidated balance sheets with changes in its fair value recognized in current period earnings through net realized and unrealized gains (losses) on investments.

Fair Value Option
The Company has elected to account for certain of its assets and liabilities at fair value in accordance with FASB ASC Topic 820, Fair Value Measurement. The Company recognizes the change in unrealized gains and losses arising from changes in fair value in its statements of operations.
Business Combinations, Goodwill and Other Intangible Assets
The Company accounts for business combinations in accordance with FASB ASC Topic 805, Business Combinations, and goodwill and other intangible assets that arise from business combinations in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other. A purchase price that is in excess of the fair value of the net assets acquired arising from a business combination is recorded as goodwill, and is not amortized. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized. Significant judgments, assumptions and estimates, which are inherently subjective, are required in determining the fair value of net assets acquired. The significant assumptions include the estimated cost of capital, investment yield, loss ratio, related expenses, effective tax rates and capital charges.
Goodwill and other intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. For purposes of the annual impairment evaluation, goodwill is assigned to the applicable reporting unit of the acquired entities giving rise to the goodwill. Goodwill and other intangible assets recorded in connection with investments accounted for under the equity method, are recorded as investments in other ventures, under equity method on the Company’s consolidated balance sheets.
The Company has established the second half of the year as the period for performing its annual impairment tests. The Company may determine to perform additional impairment testing at other times in the year if it is deemed necessary. The Company has elected to use the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Under this option, the Company is not required to calculate the fair value of a reporting unit unless the Company determines, based on its qualitative assessment, that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If goodwill or other intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense reflected in the Company’s consolidated statements of operations.
Noncontrolling Interests
The Company accounts for redeemable noncontrolling interests in the mezzanine section of the Company’s consolidated balance sheets in accordance with United States Securities and Exchange Commission (“SEC”) guidance which is applicable to SEC registrants. The share classes related to the redeemable noncontrolling interest portion of the issuer are accounted for in accordance with SEC guidance, which requires that shares not required to be accounted for in accordance with FASB ASC Topic 480, Distinguishing Liabilities from Equity, and having redemption features that are not solely within the control of the issuer, to be classified outside of permanent equity in the mezzanine section of the balance sheet. The SEC guidance does not impact the accounting for redeemable noncontrolling interest on the consolidated statements of operations; therefore, the provisions of FASB ASC Topic 810, Consolidation with respect to the consolidated statements of operations still apply, and net (income) loss attributable to redeemable noncontrolling interests is presented separately in the Company’s consolidated statements of operations.
Variable Interest Entities
The Company accounts for variable interest entities (“VIEs”) in accordance with FASB ASC Topic 810, Consolidation, which requires the consolidation of all VIEs by the primary beneficiary, that being the investor that has the power to direct the activities of the VIE and that will absorb a portion of the VIE’s expected losses or residual returns that could potentially be significant to the VIE. When the Company determines it has a variable interest in a VIE, it determines whether it is the primary beneficiary of that VIE by performing an analysis that principally considers: (i) the VIE’s purpose and design, including the risks the VIE was designed to create and pass through to its variable interest holders; (ii) the VIE’s capital structure; (iii) the terms between the VIE and its variable interest holders and other parties involved with the VIE; (iv) which variable interest holders have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; (v) which variable interest holders have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE; and (vi) related party relationships. The Company reassesses its determination of whether the Company is the primary beneficiary of a VIE upon changes in facts and circumstances that could potentially alter the Company’s assessment.
Earnings Per Share
The Company calculates earnings per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of options and restricted stock. Diluted earnings per share assumes the exercise of all dilutive stock options and restricted stock grants.
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
Foreign Exchange
Monetary assets and liabilities denominated in a currency other than the functional currency of the Company’s subsidiaries in which those monetary assets and liabilities reside are revalued into such subsidiary’s functional currency at the prevailing exchange rate on the balance sheet date. Revenues and expenses denominated in a currency other than the functional currency of the Company’s subsidiaries, are valued at the exchange rate on the date on which the underlying revenue or expense transaction occurred. The net effect of these revaluation adjustments are recognized in the Company’s consolidated statements of operations as part of net foreign exchange gains (losses).
The Company’s functional currency is the U.S. dollar. One of the Company’s subsidiaries has a functional currency other than the U.S. dollar. Assets and liabilities of the foreign operation whose functional currency is not the U.S. dollar are translated into the Company’s U.S. dollar reporting currency at prevailing balance sheet-date exchange rates, while revenue and expenses of such foreign operation are translated into the Company’s U.S. dollar functional currency at monthly average exchange rates during the year. The net effect of these translation adjustments, as well as any gains or losses on intercompany balances for which settlement is not planned or anticipated in the foreseeable future, net of applicable deferred income taxes, is included in the Company’s consolidated balance sheets as currency translation adjustments and reflected within accumulated other comprehensive income (loss).
Taxation
Income taxes have been provided for in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, deferred acquisition expenses, VOBA, intangible assets, value of in-force business, and amortization and depreciation, among others. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized. Significant judgments, assumptions and estimates, which are inherently subjective, are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances.
Uncertain tax positions are also accounted for in accordance with FASB ASC Topic 740, Income Taxes. Uncertain tax positions must meet a more likely than not recognition threshold to be recognized.

Recently Adopted Accounting Pronouncements
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Among other things, ASU 2023-07 improves the disclosures about a public entity’s reportable segments and addresses investor requests for additional, more detailed information about a reportable segment’s expenses. The amendments in ASU 2023-07 are effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 for the annual reporting period beginning January 1, 2024. The adoption of ASU 2023-07 did not have a material impact on the Company’s reportable segment disclosures.
Recently Issued Accounting Pronouncements Not Yet Adopted
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Among other things, ASU 2023-09 address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments in ASU 2023-09 should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact of this guidance.
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other things, ASU 2024-03 addresses investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales; selling, general and administrative expenses and research and development). The amendments in ASU 2024-03 are effective for public business entities for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.
NOTE 3. ACQUISITION OF VALIDUS
On November 1, 2023, the Company completed its acquisition in accordance with the Stock Purchase Agreement, dated May 22, 2023 (as amended, the “Stock Purchase Agreement”), between RenaissanceRe and American International Group, Inc., (“AIG”), pursuant to which, upon the terms and subject to the conditions thereof, RenaissanceRe, or one of its subsidiaries, purchased, acquired and accepted from certain subsidiaries of AIG, all of their right, title and interest in the shares of Validus Holdings, Ltd. (“Validus Holdings”), and Validus Specialty, LLC (“Validus Specialty”). Substantially all of the assets of Validus Holdings was comprised of its equity interest in its wholly-owned subsidiary, Validus Reinsurance, Ltd. (“Validus Re”). The Company also acquired the renewal rights, records and customer relationships of the assumed treaty reinsurance business of Talbot Underwriting Limited, an affiliate of AIG (“Talbot”), a specialty (re)insurance group operating within the Lloyd’s market. The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement, are referred to herein as the “Validus Acquisition.” Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd) collectively are referred to herein as “Validus.” Pursuant to the Validus Acquisition, the Company acquired 100% voting equity interest in each of Validus Holdings and Validus Specialty.
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

In connection with the closing of the Validus Acquisition, the Company entered into a reserve development cover whereby the Validus risk-bearing entities agreed to cede to AIG substantially all of their adverse or favorable development on stated reserves at the time of the closing, subject to certain terms and conditions. Under the reserve development agreement AIG assumes substantially all of any favorable or adverse development on the stated reserves, on a whole-account basis, and takes into consideration adverse or favorable performance across the Company’s reportable segments. To the extent the combined performance of the acquired reserve for claims and claim expenses is worse than expected on an aggregate basis across reportable segments, the Company is indemnified under the terms of the reserve development agreement and would expect to collect substantially all of the adverse development under the reserve development agreement. To the extent the combined performance of the acquired reserve for claims and claim expenses is better than expected on an aggregate basis across reportable segments, the Company would expect to pay substantially all of the favorable development to AIG under the reserve development agreement.
The Company recorded $61.9 million of corporate expenses associated with the acquisition of Validus during 2024 (2023 - $76.4 million). Included in these expenses are compensation, transaction and integration-related costs.
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
The significant fair value adjustments and related future amortization are as follows:
•Deferred acquisition costs and VOBA - to reflect the elimination of Validus’ net deferred acquisition costs, and the establishment of the value of business acquired asset, which represents the present value of the expected underwriting profit within the unearned premiums liability, net of reinsurance, less costs to service the related policies and a risk premium. The fair value of VOBA was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio and related expenses. The adjustment for VOBA will be amortized to acquisition expenses over approximately two years, as the contracts for business in-force as of the acquisition date expire;
•Net reserve for claims and claim expenses - to reflect a decrease related to the present value of the net unpaid claims and claim expenses based on the estimated payout pattern, partially offset by an increase in net claims and claim expenses related to the estimated market based risk margin. The risk margin represents the estimated cost of capital required by a market participant to assume the net claims and claim expenses. The fair value of net reserve for claims and claim expenses was determined using certain key assumptions, including the estimated cost of capital and investment yield. This will be amortized using the projected discount and risk margin patterns of the net claims and claim expenses as of the acquisition date;
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
Identifiable indefinite lived and finite lived intangible assets consisted of the following and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Agent relationships - top four	$195,000	15 years
Agent relationships - other	9,000	5 years
Managing General Agent (“MGA”) relationships	3,000	15 years
Trade name	5,000	0.5 years
Renewal rights	215,000	15 years
Asset management contracts	20,000	4 years
Insurance licenses	13,884	Indefinite
Gross identifiable intangible assets related to the acquisition of Validus, at November 1, 2023	460,884
Accumulated amortization (from November 1, 2023 through December 31, 2024), net of foreign exchange	60,489
Impairment loss on insurance licenses	13,767
Net identifiable intangible assets related to the acquisition of Validus at December 31, 2024	$386,628

Amortization from the acquisition date, November 1, 2023, through December 31, 2023 was included in the Company’s consolidated statements of operations for the year ended December 31, 2023.
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
•Renewal rights – the value of policy renewal rights was determined after taking into consideration certain key assumptions, including the estimated cost of capital, investment yield, loss ratio, related expenses, effective tax rates and capital charges that would impact the expected cash flows from these renewals over the expected life of these policies. These will be amortized based on an economic benefit pattern over its useful life as of the acquisition date, the majority of which is expected to be within the first 10 years; and
•Insurance licenses – the value of acquired insurance licenses.
Financial Results
The following table summarizes the net contribution from the acquisition of Validus since November 1, 2023 that was included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. Operating activities of Validus from the acquisition date, November 1, 2023, through December 31, 2023 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023.

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

(1)    Includes the net contribution from the acquisition of Validus since November 1, 2023 that was included in the Company’s consolidated statements of operations and comprehensive income (loss) through December 31, 2023.
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
Defined Benefit Pension Plan
The Validus group entities have a contributory defined benefit pension plan for employees, which was not material to RenaissanceRe’s results of operations, financial condition or cash flows for the year ended December 31, 2024.
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
At December 31, 2024, the net balance sheet liability was $1.6 million, comprising $10.5 million of projected benefit obligation and $8.8 million of plan assets at fair value (2023 - $1.1 million, $9.8 million, and $8.7 million, respectively).
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables show an analysis of goodwill and other intangible assets, net of foreign currency translation adjustments, included in goodwill and other intangible assets on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets
At December 31,	2024	2023
Goodwill, net	$300,507	$300,542
Other intangible assets, net	403,625	474,810
Total goodwill and other intangible assets	$704,132	$775,352

Included in goodwill and other intangible assets on the Company’s consolidated balance sheet at December 31, 2024 was gross goodwill of $302.8 million (2023 - $302.8 million, 2022 - $213.2 million). Included in goodwill, net at December 31, 2024 was accumulated impairment losses of $2.3 million (2023 - $2.3 million).
In addition, the Company has also recorded goodwill and other intangible assets included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
At December 31,	2024	2023
Goodwill, net	$8,724	$10,808
Other intangible assets, net	207	7,260
Total goodwill and other intangible assets	$8,931	$18,068

Included in investments in other ventures, under equity method on the Company’s consolidated balance sheet at December 31, 2024 was gross goodwill of $13.2 million (2023 - $15.3 million, 2022 - $14.4 million). Included in gross goodwill and gross other intangible assets was a reduction of $2.1 million and $6.9 million, respectively, related to a change in the classification of the Company’s investment in TWFG, from investment in other ventures, under equity method to fair value, as a result of TWFG, Inc’s initial public offering in 2024. Included in goodwill, net at December 31, 2024, was accumulated impairment losses of $4.5 million (2023 - $4.5 million).
Goodwill
The following table shows a roll forward of goodwill included in goodwill and other intangible assets and goodwill included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill
	Goodwill and Other Intangible Assets	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
Balance at December 31, 2022, net	$210,894	$9,903
Acquired	89,648	905
Balance at December 31, 2023, net	300,542	10,808
Adjustments	—	(2,084)
Foreign currency translation	(35)	—
Balance at December 31, 2024, net	$300,507	$8,724

Other Intangible Assets
The gross carrying value, accumulated amortization and accumulated impairment losses by major category of other intangible assets included in goodwill and other intangible assets and investments in other ventures, under equity method on the Company’s consolidated balance sheets are shown below:

	Other Intangible Assets
At December 31, 2024	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net
Customer relationships and customer lists	$530,528	$(150,051)	$(1,403)	$379,074
Licenses (1)	30,951	—	(20,567)	10,384
Value of business acquired	20,200	(20,200)	—	—
Asset management contracts	20,000	(5,833)	—	14,167
Software	12,230	(12,230)	—	—
Patents and intellectual property	4,500	(1,875)	(2,625)	—
Covenants not-to-compete	4,030	(4,030)	—	—
Trademarks and trade names	6,710	(6,503)	—	207
	$629,149	$(200,722)	$(24,595)	$403,832

(1)Licenses is comprised of $10.4 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2024

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
The Company recorded amortization expense of $57.6 million and an impairment loss of $13.8 million related to other intangible assets during 2024 (2023 - $13.6 million and $Nil, respectively).
In accordance with the Company’s established accounting policy, the Company reviewed its finite lived intangible assets for indicators of impairment throughout 2024, testing for impairment as appropriate. During 2024, the Company amalgamated and merged certain Validus Re entities into the Company. As a result of management’s review and analysis, it was determined that certain licenses associated with these entities were either cancelled upon amalgamation or merger, or that there was no new business written using these licenses in 2024, and no new business would be incepting using these licenses on a go forward basis. Accordingly, and in connection with the Company’s impairment testing performed, it was determined that the licenses associated with these acquired Validus entities, which was initially reflected as an indefinite lived intangible asset of $13.9 million at the time of the acquisition of Validus, should be written down to $Nil. The Company recorded an intangible asset impairment charge of $13.8 million during the year ended December 31, 2024.
In performing the impairment assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had not significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. Other than the intangible assets impaired as noted above, and normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during the year ended December 31, 2024.

The remaining useful life of intangible assets with finite lives ranges from 0.2 to 13.8 years, with a weighted-average amortization period of 12.7 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other Intangibles Assets	Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method	Total
2025	$70,210	$24	$70,234
2026	61,622	24	61,646
2027	53,737	24	53,761
2028	42,661	24	42,685
2029	34,495	24	34,519
2030 and thereafter	130,516	87	130,603
Total remaining amortization expense	393,241	207	393,448
Indefinite lived	10,384	—	10,384
Total	$403,625	$207	$403,832

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

At December 31.	2024	2023
U.S. treasuries	$11,001,893	$10,060,203
Corporate (1)	7,862,423	6,499,075
Residential mortgage-backed	1,707,056	1,420,362
Asset-backed	1,422,393	1,491,695
Agencies	623,489	489,117
Non-U.S. government	618,809	483,576
Commercial mortgage-backed	326,451	433,080
Total fixed maturity investments trading	$23,562,514	$20,877,108

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2024		At December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,374,089	$1,373,838	$587,720	$582,519
Due after one through five years	12,139,153	12,131,114	11,439,510	11,468,263
Due after five through ten years	6,339,563	6,246,506	5,182,667	5,188,716
Due after ten years	387,413	355,156	307,392	292,473
Mortgage-backed	2,094,190	2,033,507	1,864,520	1,853,442
Asset-backed	1,416,132	1,422,393	1,490,641	1,491,695
Total	$23,750,540	$23,562,514	$20,872,450	$20,877,108

Equity Investments
The following table summarizes the fair value of equity investments:

At December 31.	2024	2023
Financials	$116,400	$106,542
Basic materials	595	—
Industrial, utilities and energy	312	—
Communications and technology	263	12
Consumer	154	212
Healthcare	32	—
Total	$117,756	$106,766

Pledged Investments
At December 31, 2024, $10.3 billion (2023 - $10.5 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $3.1 billion (2023 - $2.9 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At December 31, 2024, the Company held $169.4 million (2023 - $159.7 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2024	2023	2022
Fixed maturity investments trading	$1,116,649	$744,457	$382,165
Short term investments	183,153	213,303	41,042
Equity investments	2,460	7,261	20,864
Other investments
Catastrophe bonds	238,844	200,572	94,784
Other	82,457	87,296	37,497
Cash and cash equivalents	54,241	23,123	5,197
	1,677,804	1,276,012	581,549
Investment expenses	(23,515)	(22,902)	(21,617)
Net investment income	$1,654,289	$1,253,110	$559,932

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2024	2023	2022
Gross realized gains on fixed maturity investments trading	$142,243	$80,905	$38,781
Gross realized losses on fixed maturity investments trading	(206,172)	(473,946)	(771,342)
Net realized gains (losses) on fixed maturity investments trading	(63,929)	(393,041)	(732,561)
Net unrealized gains (losses) on fixed maturity investments trading	(182,494)	685,095	(636,762)
Net realized and unrealized gains (losses) on fixed maturity investments trading	(246,423)	292,054	(1,369,323)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	(57,279)	(68,272)	(165,293)
Net realized gains (losses) on equity investments	355	(27,492)	43,035
Net unrealized gains (losses) on equity investments	10,621	73,243	(166,823)
Net realized and unrealized gains (losses) on equity investments	10,976	45,751	(123,788)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	62,353	101,897	(130,335)
Net realized and unrealized gains (losses) on other investments - other	202,533	43,092	(11,746)
Net realized and unrealized gains (losses) on investments	$(27,840)	$414,522	$(1,800,485)

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 19. Derivative Instruments” for additional information.
Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2024	2023
Fund investments	$2,128,499	$1,415,804
Catastrophe bonds	1,984,396	1,942,199
Direct private equity investments	211,866	59,905
Term loans	—	97,658
Total other investments	$4,324,761	$3,515,566

During 2024, the Company recorded a net loss of $9.7 million (2023 - loss of $3.0 million, 2022 - income of $19.8 million), representing the change between the Company’s fair value estimate for funds as at the prior year end, and the final reported net asset values provided by the Company’s fund investment managers, as discussed in “Note 2. Significant Accounting Policies.” This net loss was included between net investment income and net realized and unrealized gains (losses) on investments for the year ended December 31, 2024.
The Company has committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $4.5 billion, of which $2.5 billion has been contributed at December 31, 2024 (2023 - $3.6 billion and $2.0 billion, respectively). The Company’s remaining commitments to these investments at December 31, 2024 totaled $2.0 billion (2023 - $1.6 billion). In the future, the Company may enter into additional commitments for such investments.
Fund Investments
Fund investments are limited partnership or similar interests in private equity funds, private credit funds and hedge funds managed by unrelated third parties.

Catastrophe Bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within 1 to 5 years.
Direct Private Equity Investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.
Term Loans
Term loans represent the Company’s participation interest in a senior secured term loan facility, which the Company disposed of during 2024. The Company had committed to a loan participation interest of $100.0 million which was fully funded as at December 31, 2023. This facility paid interest, had a 5-year maturity and was fully secured by a diversified pool of primarily private equity assets.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2024		2023
At December 31,	Ownership %	Carrying Value	Ownership %	Carrying Value
Investments in other ventures, under equity method	0.1% - 50.0%	$102,770	0.1% - 50.0%	$112,624

The table below shows the Company’s equity in earnings (losses) of other ventures:

Year ended December 31,	2024	2023	2022
Equity in earnings (losses) of other ventures	$47,087	$43,474	$11,249

During 2024, the Company received $109.8 million of distributions from its investments in other ventures, under equity method (2023 - $41.4 million, 2022 - $24.2 million). The equity in earnings (losses) of Top Layer Reinsurance Ltd. (“Top Layer”), a managed joint venture formed by the Company to write high excess non-U.S. property catastrophe reinsurance, is recorded on a current quarter basis. The equity in earnings (losses) of the Company’s investments in other ventures are reported one quarter in arrears.
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
FASB ASC Topic 820, Fair Value Measurement prescribes a fair value hierarchy that prioritizes the inputs to the respective valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to valuation techniques that use at least one significant input that is unobservable (Level 3). The three levels of the fair value hierarchy are described below:
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$11,001,893	$11,001,893	$—	$—
Corporate (1)	7,862,423	—	7,862,423	—
Residential mortgage-backed	1,707,056	—	1,707,056	—
Asset-backed	1,422,393	—	1,422,393	—
Agencies	623,489	—	623,489	—
Non-U.S. government	618,809	—	618,809	—
Commercial mortgage-backed	326,451	—	326,451	—
Total fixed maturity investments trading	23,562,514	11,001,893	12,560,621	—
Short term investments	4,531,655	99,343	4,432,312	—
Equity investments	117,756	117,756	—	—
Other investments
Catastrophe bonds	1,984,396	—	1,984,396	—
Direct private equity investments	211,866	—	168,089	43,777
	2,196,262	—	2,152,485	43,777
Fund investments (2)	2,128,499	—	—	—
Total other investments	4,324,761	—	2,152,485	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(405)	—	—	(405)
Derivative assets (4)	34,538	10,614	23,924	—
Derivative liabilities (4)	(75,878)	(7,872)	(68,006)	—
Total other assets and (liabilities)	(41,745)	2,742	(44,082)	(405)
	$32,494,941	$11,221,734	$19,101,336	$43,372

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
(3)Included in assumed and ceded (re)insurance contracts at December 31, 2024 was $2.0 million of other assets and $2.4 million of other liabilities.
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
U.S. Treasuries
Level 1 - At December 31, 2024, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AA (2023 - 4.1% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At December 31, 2024, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.5% and a weighted average credit quality of BBB (2023 - 5.7% and BBB, respectively).
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
Agencies
Level 2 - At December 31, 2024, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.7% and a weighted average credit quality of AA (2023 - 4.6% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At December 31, 2024, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (2023 - 4.4% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At December 31, 2024, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.4%, a weighted average credit quality of AA, and a weighted average life of 7.7 years (2023 - 5.1%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At December 31, 2024, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 5.7%, a weighted average credit quality of AAA, and a weighted average life of 3.8 years (2023 - 8.8%, AAA and 2.2 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2024, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 5.9%, a weighted average credit quality of AAA and a weighted average life of 4.7 years (2023 - 7.0%, AA and 3.9 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short Term Investments
Level 1 - At December 31, 2024, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 4.2% and a weighted average credit quality of AA (2023 - 5.3% and AAA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At December 31, 2024, the Company’s other short term investments had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AAA (2023 - 5.3% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - At December 31, 2024, the Company’s other investments included $168.1 million (2023 - $Nil) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At December 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual

Other investments
Direct private equity investments	$43,777	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Total other investments	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(405)	Internal valuation model	Net undiscounted cash flows	$12,657
			Expected loss ratio	1.2%
			Discount rate	4.4%
Total other assets and (liabilities)	(405)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$43,372

At December 31, 2023	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual

Other investments
Direct private equity investments	$59,905	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Term loans	97,658	Discounted cash flow	Credit spread adjustment	0.2%
			Risk premium	2.6%
Total other investments	157,563
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(515)	Internal valuation model	Net undiscounted cash flows	$12,478
			Expected loss ratio	2.3%
			Discount rate	3.8%
Total other assets and (liabilities)	(515)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$157,048

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Net investment income	258	—	—	258
Net realized and unrealized gains (losses) on investments	(16,686)	—	—	(16,686)
Other income (loss)	—	—	252	252
Net foreign exchange gains (losses)	(7)	—	—	(7)
Purchases	577	—	3,640	4,217
Sales	(270)	(94,321)	(3,626)	(98,217)
Settlements	—	(3,337)	(156)	(3,493)
Balance - December 31, 2024	$43,777	$—	$(405)	$43,372

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2023	$66,780	$100,000	$(1,832)	$164,948
Net investment income	250	—	—	250
Net realized and unrealized gains (losses) on investments	(7,120)	—	—	(7,120)
Other income (loss)	—	—	(492)	(492)
Net foreign exchange gains (losses)	(5)	—	—	(5)
Purchases	—	—	1,809	1,809
Settlements	—	(2,342)	—	(2,342)
Balance - December 31, 2023	$59,905	$97,658	$(515)	$157,048

Other Investments
Direct Private Equity Investments
Level 3 - At December 31, 2024, the Company’s other investments included $43.8 million (2023 - $59.9 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the net tangible book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - During 2024, the Company disposed of its investment in a term loan. At December 31, 2023, the Company’s other investments included a $97.7 million investment which was recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model were the cash flow projection of the associated term loan, and the discount rate. The discount rate used was based on the Secured Overnight Financing Rate (“SOFR”), which was then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At December 31, 2024, the Company had a $0.4 million net liability (2023 - $0.5 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at December 31, 2024 were debt obligations of $1.9 billion (2023 - $2.0 billion). At December 31, 2024, the fair value of the Company’s debt obligations was $1.9 billion (2023 - $1.9 billion).
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
The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for certain financial assets and financial liabilities at fair value using the guidance under FASB ASC Topic 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these assets and liabilities. Below is a summary of the balances the Company has elected to account for at fair value:

At December 31,	2024	2023
Other investments	$4,324,761	$3,515,566
Other assets	$2,029	$2,227
Other liabilities	$2,434	$2,742

The change in fair value of other investments resulted in net unrealized gains on investments in 2024 of $243.8 million (2023 – gains of $137.3 million, 2022 – losses of $181.2 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,181,146	$1,284,699	See below	See below	See below
Private equity funds	609,105	664,234	See below	See below	See below
Hedge funds	338,248	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,128,499	$1,948,933

At December 31, 2023	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$982,016	$949,135	See below	See below	See below
Private equity funds	433,788	673,778	See below	See below	See below
Total other investments measured using net asset valuations	$1,415,804	$1,622,913

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
Limited Partnerships Entities
The Company’s fund investments, included within other investments, are primarily variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company determined that certain of these interests represent investments in the VIEs and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitment.
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
Other Investments	Carrying Amount	Unfunded Commitments	Total
At December 31, 2024	$1,993,362	$1,863,142	$3,856,504
At December 31, 2023	$1,251,799	$1,550,452	$2,802,251

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

Year ended December 31,	2024	2023	2022
Premiums Written
Direct	$1,197,360	$865,771	$1,264,410
Assumed	10,535,706	7,996,595	7,949,130
Ceded	(1,780,850)	(1,394,553)	(2,017,380)
Net premiums written	$9,952,216	$7,467,813	$7,196,160
Premiums Earned
Direct	$1,097,726	$1,013,372	$1,105,164
Assumed	10,815,336	8,072,193	7,079,632
Ceded	(1,817,302)	(1,614,432)	(1,850,807)
Net premiums earned	$10,095,760	$7,471,133	$6,333,989
Claims and Claim Expenses
Gross claims and claim expenses incurred	$5,629,756	$3,950,362	$5,851,140
Claims and claim expenses recovered	(296,775)	(376,853)	(1,512,300)
Net claims and claim expenses incurred	$5,332,981	$3,573,509	$4,338,840

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
Premiums receivable reflect premiums written based on contract and policy terms and include estimates based on information received from both insureds and ceding companies, supplemented by the Company’s estimates of premiums that are written but not reported. Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period, although the time lag involved in the process of reporting and collecting premiums is typically shorter than the lag in reporting losses.
At December 31, 2024, the Company’s premiums receivable balance was $7.3 billion (2023 - $7.3 billion). Of the Company’s premiums receivable balance as of December 31, 2024, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $4.6 million at December 31, 2024 (2023 - $3.5 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Year ended December 31,	2024	2023
Beginning balance	$3,514	$4,606
Provision for (release of) allowance	1,117	(2,788)
Amounts acquired (1)	—	1,696
Ending balance	$4,631	$3,514

(1)Represents Validus’ provision for current expected credit losses on premiums receivable, acquired November 1, 2023.
Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At December 31, 2024, the Company’s reinsurance recoverable balance was $4.5 billion (2023 - $5.3 billion). Of the Company’s reinsurance recoverable balance at December 31, 2024, 55.7% is fully collateralized by the Company’s reinsurers, 43.2% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.0% is recoverable from reinsurers rated lower than A- by major rating agencies (2023 - 60.6%, 38.5% and 0.9%, respectively). The reinsurers with the three largest balances accounted for 12.6%, 11.0% and 8.3%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2024 (2023 - 17.6%, 14.3% and 8.7%, respectively). The provision for current expected credit losses was $11.7 million at December 31, 2024 (2023 - $13.3 million). The three largest company-specific components of the provision for current expected credit losses represented 23.9%, 7.2% and 5.9%, respectively, of the Company’s total provision for current expected credit losses at December 31, 2024 (2023 - 10.9%, 10.7% and 8.1%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Year ended December 31,	2024	2023
Beginning balance	$13,279	$12,169
Provision for (release of) allowance	(1,549)	(3,644)
Amounts acquired (1)	—	4,754
Ending balance	$11,730	$13,279

(1)Represents Validus’ provision for current expected credit losses on reinsurance recoverable, acquired November 1, 2023.
NOTE 8. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses are a combination of case reserves, additional case reserves (“ACR”) and incurred but not reported losses and incurred but not enough reported losses (collectively referred to as “IBNR”). Case reserves are losses reported to the Company by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, either the Company establishes, or the Company’s clients report, ACR. Client reported ACR represents the client’s estimate of additional contract specific claims in excess of the case reserves they have reported to the Company. ACR established by the Company represents the Company’s estimates for claims related to specific contracts which the Company believes may not be adequately estimated by the client as of that date or is not within the IBNR. The Company establishes IBNR using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in the audited consolidated financial statements.
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At December 31, 2024	Case Reserves	Additional Case Reserves	IBNR	Total
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

At December 31, 2023
Property (1)	$2,461,580	$2,401,911	$2,970,129	$7,833,620
Casualty and Specialty (1)	2,801,016	331,345	9,520,888	12,653,249
Total	$5,262,596	$2,733,256	$12,491,017	$20,486,869

(1)The previously reported amount has been adjusted to reclassify certain reserves from IBNR to ACR.
Activity in the reserve for claims and claim expenses is summarized as follows:

Year ended December 31,	2024	2023	2022
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$15,142,583	$11,181,648	$9,025,961
Net incurred related to:
Current year	6,184,315	4,024,116	4,586,422
Prior years	(851,334)	(450,607)	(247,582)
Total net incurred	5,332,981	3,573,509	4,338,840
Net paid related to:
Current year	488,450	364,793	105,885
Prior years	3,109,360	2,630,885	1,924,271
Total net paid	3,597,810	2,995,678	2,030,156
Foreign exchange and other (1)	(55,653)	62,902	(152,997)
Amounts acquired (2)	—	3,320,202	—
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	16,822,101	15,142,583	11,181,648
Reinsurance recoverable, end of period	4,481,390	5,344,286	4,710,925
Reserve for claims and claim expenses, end of period	$21,303,491	$20,486,869	$15,892,573

(1)Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date, as well as reinsurance transactions accounted for under retroactive reinsurance accounting.
(2)Represents the fair value of Validus’ reserve for claims and claim expenses, net of reinsurance recoverable, acquired on November 1, 2023.
During 2024, the Company incurred losses related to Hurricane Milton, Hurricane Helene, the Baltimore Bridge Collapse, a series of severe convective storms that impacted the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024 (collectively, the “2024 Large Loss Events”).

The Company’s reserving methodology for each line of business uses a loss reserving process that calculates a point estimate for its ultimate settlement and administration costs for claims and claim expenses. The Company does not calculate a range of estimates and does not discount any of its reserves for claims and claim expenses. The Company uses this point estimate, along with paid claims and case reserves, to record its best estimate of ACR and IBNR in its consolidated financial statements. Under GAAP, the Company is not permitted to establish estimates for catastrophe claims and claim expense reserves until an event occurs that gives rise to a loss.
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
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2024 on a consolidated basis and by segment is presented as supplementary information. The Company has applied a retrospective approach with respect to its acquisitions, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below are reconciling items that represent the unamortized balance of fair value adjustments recorded in connection with the acquisition of TMR and Validus to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of TMR and Validus, partially offset by a decrease from discounting in connection with the acquisition of TMR and Validus, to reflect the time value of money.
For incurred and paid accident year claims denominated in currencies other than USD, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2024, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$1,670,190	$1,603,613	$1,572,065	$1,527,011	$1,505,261	$1,494,406	$1,497,311	$1,489,897	$1,487,053	$1,485,686	$51,310
2016	—	1,872,508	1,882,586	1,843,984	1,811,320	1,734,299	1,752,579	1,784,035	1,762,581	1,768,120	31,713
2017	—	—	3,606,410	3,423,131	3,340,805	3,262,344	3,230,732	3,168,653	3,160,015	3,171,839	106,741
2018	—	—	—	2,912,949	3,132,829	3,065,222	2,934,773	2,926,168	2,965,944	2,980,818	178,549
2019	—	—	—	—	2,706,854	2,680,637	2,591,017	2,554,243	2,564,553	2,620,761	249,622
2020	—	—	—	—	—	4,393,340	4,392,922	4,397,548	4,370,007	4,301,296	761,291
2021	—	—	—	—	—	—	5,534,493	5,388,056	5,176,258	4,906,690	1,018,009
2022	—	—	—	—	—	—	—	5,902,647	5,627,982	5,128,208	2,231,524
2023	—	—	—	—	—	—	—	—	5,277,384	5,200,462	3,144,564
2024	—	—	—	—	—	—	—	—	—	6,077,913	5,042,190
Total										$37,641,793	$12,815,513

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$456,673	$787,860	$1,009,810	$1,137,612	$1,239,336	$1,303,717	$1,353,866	$1,391,122	$1,417,548	$1,430,775
2016	—	469,972	895,958	1,103,921	1,280,778	1,416,750	1,522,045	1,586,304	1,615,296	1,653,636
2017	—	—	922,620	1,503,737	1,864,861	2,229,595	2,416,297	2,579,980	2,726,059	2,850,754
2018	—	—	—	672,825	1,190,862	1,593,543	1,900,077	2,118,511	2,238,238	2,382,009
2019	—	—	—	—	382,173	991,137	1,350,356	1,678,643	1,996,128	2,225,414
2020	—	—	—	—	—	756,409	1,810,464	2,323,405	2,795,075	3,239,789
2021	—	—	—	—	—	—	886,330	2,092,957	2,922,881	3,356,124
2022	—	—	—	—	—	—	—	280,032	1,446,448	2,260,464
2023	—	—	—	—	—	—	—	—	516,063	1,289,115
2024	—	—	—	—	—	—	—	—	—	475,609
Total										$21,163,689
Outstanding liabilities from accident year 2014 and prior, net of reinsurance										386,060
Adjustment for unallocated loss adjustment expenses										114,425
Unamortized fair value and other adjustments recorded in connection with acquisitions										(156,488)
Liability for claims and claim expenses, net of reinsurance										$16,822,101

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
Reserving for most of the Company’s Property segment, in particular catastrophe exposure, generally does not involve the use of traditional actuarial techniques, although for certain classes, such as proportional Property classes, traditional actuarial techniques are applied. Rather, claims and claim expense reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The in-depth analysis generally involves: 1) estimating the size of insured industry losses; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and ACR from its estimate of the ultimate expected loss. Once the Company receives a valid notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
Because losses from which claims arise under policies written within the Property segment are typically prominent, public events such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical reporting agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company uses standard actuarial techniques to set reserves as it does in other property. The assumptions used are monitored and reviewed through the year to ensure they reflect the level of small cat activity experienced through the year and the exposure to the geographic regions involved. For these small events, the IBNR is run-off over time using Bornhuetter-

Ferguson actuarial method, a standard actuarial technique. The loss development factors for the reported Bornhuetter-Ferguson actuarial method are selected based on a review of the Company’s historical experience. The reported loss development factors are typically reviewed annually.
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
The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2024, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$506,243	$456,920	$414,379	$397,750	$388,076	$383,214	$374,258	$376,457	$375,420	$373,895	$511
2016	—	572,814	592,915	564,880	544,624	517,878	514,263	532,556	522,917	522,370	3,361
2017	—	—	1,951,429	1,813,187	1,687,873	1,670,648	1,613,614	1,550,274	1,521,356	1,496,890	76,065
2018	—	—	—	1,271,912	1,348,628	1,286,032	1,158,452	1,147,450	1,098,897	1,072,994	64,246
2019	—	—	—	—	1,162,088	1,135,337	1,042,748	976,162	914,252	912,496	35,810
2020	—	—	—	—	—	1,966,826	2,075,320	2,076,315	2,010,634	1,972,883	265,855
2021	—	—	—	—	—	—	2,759,175	2,758,871	2,655,570	2,440,274	143,701
2022	—	—	—	—	—	—	—	2,544,022	2,431,989	2,045,341	597,038
2023	—	—	—	—	—	—	—	—	1,469,539	1,376,749	577,889
2024	—	—	—	—	—	—	—	—	—	1,928,913	1,407,007
Total										$14,142,805	$3,171,483

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$141,410	$277,662	$322,118	$344,855	$356,090	$360,172	$362,864	$365,875	$369,874	$370,585
2016	—	144,973	324,607	405,317	438,693	465,432	476,483	481,117	477,703	480,030
2017	—	—	619,039	935,017	1,115,451	1,223,434	1,243,652	1,291,080	1,313,624	1,323,316
2018	—	—	—	453,864	675,404	838,513	872,831	917,391	852,022	853,609
2019	—	—	—	—	164,785	457,281	632,491	718,321	777,272	818,617
2020	—	—	—	—	—	284,033	878,467	1,139,605	1,332,331	1,517,898
2021	—	—	—	—	—	—	585,175	1,371,613	1,852,117	1,984,325
2022	—	—	—	—	—	—	—	76,656	764,636	1,157,016
2023	—	—	—	—	—	—	—	—	232,849	536,495
2024	—	—	—	—	—	—	—	—	—	224,606
Total										$9,266,497
Outstanding liabilities from accident year 2014 and prior, net of reinsurance										49,601
Adjustment for unallocated loss adjustment expenses										15,115
Unamortized fair value and other adjustments recorded in connection with acquisitions										(34,183)
Liability for claims and claim expenses, net of reinsurance										$4,906,841

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

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2024, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2024
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$1,163,947	$1,146,693	$1,157,686	$1,129,261	$1,117,185	$1,111,192	$1,123,053	$1,113,440	$1,111,633	$1,111,791	$50,799
2016	—	1,299,694	1,289,671	1,279,104	1,266,696	1,216,421	1,238,316	1,251,479	1,239,664	1,245,750	28,352
2017	—	—	1,654,981	1,609,944	1,652,932	1,591,696	1,617,118	1,618,379	1,638,659	1,674,949	30,676
2018	—	—	—	1,641,037	1,784,201	1,779,190	1,776,321	1,778,718	1,867,047	1,907,824	114,303
2019	—	—	—	—	1,544,766	1,545,300	1,548,269	1,578,081	1,650,301	1,708,265	213,812
2020	—	—	—	—	—	2,426,514	2,317,602	2,321,233	2,359,373	2,328,413	495,436
2021	—	—	—	—	—	—	2,775,318	2,629,185	2,520,688	2,466,416	874,308
2022	—	—	—	—	—	—	—	3,358,625	3,195,993	3,082,867	1,634,486
2023	—	—	—	—	—	—	—	—	3,807,845	3,823,713	2,566,675
2024	—	—	—	—	—	—	—	—	—	4,149,000	3,635,183
Total										$23,498,988	$9,644,030

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2015	$315,263	$510,198	$687,692	$792,757	$883,246	$943,545	$991,002	$1,025,247	$1,047,674	$1,060,190
2016	—	324,999	571,351	698,604	842,085	951,318	1,045,562	1,105,187	1,137,593	1,173,606
2017	—	—	303,581	568,720	749,410	1,006,161	1,172,645	1,288,900	1,412,435	1,527,438
2018	—	—	—	218,961	515,458	755,030	1,027,246	1,201,120	1,386,216	1,528,400
2019	—	—	—	—	217,388	533,856	717,865	960,322	1,218,856	1,406,797
2020	—	—	—	—	—	472,376	931,997	1,183,800	1,462,744	1,721,891
2021	—	—	—	—	—	—	301,155	721,344	1,070,764	1,371,799
2022	—	—	—	—	—	—	—	203,376	681,812	1,103,448
2023	—	—	—	—	—	—	—	—	283,214	752,620
2024	—	—	—	—	—	—	—	—	—	251,003
Total										$11,897,192
Outstanding liabilities from accident year 2014 and prior, net of reinsurance										336,459
Adjustment for unallocated loss adjustment expenses										99,310
Unamortized fair value and other adjustments recorded in connection with acquisitions										(122,305)
Liability for claims and claim expenses, net of reinsurance										$11,915,260

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

The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

	(Favorable) Adverse Development
Year ended December 31,	2024	2023	2022
Property	$(818,852)	$(408,905)	$(205,741)
Casualty and Specialty	(32,482)	(41,702)	(41,841)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(851,334)	$(450,607)	$(247,582)

Changes to prior year estimated net claims and claim expenses increased net income by $851.3 million during the year ended December 31, 2024 (2023 - increased net income by $450.6 million, 2022 - increased net income by $247.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.
Property Segment
The following tables detail the prior year net development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other small catastrophe events and attritional loss movements:

Year ended December 31,	2024
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events (1)	$(31,899)
2022 Weather-Related Large Losses (2)	(284,327)
2021 Weather-Related Large Losses (3)	(180,028)
2020 Weather-Related Large Loss Events (4)	(47,512)
2019 Large Loss Events (5)	(14,445)
2018 Large Loss Events (6)	(38,295)
2017 Large Loss Events (7)	(25,692)
Total large catastrophe events	(622,198)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(206,616)
Total small catastrophe events and attritional loss movements	(206,616)
Total catastrophe and attritional net claims and claim expenses	(828,814)
Actuarial assumption changes	9,962
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(818,852)

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
(7)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, wildfires in California and certain losses associated with aggregate loss contracts.
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

Year ended December 31,	2023
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2022 Weather-Related Large Losses	$(85,653)
2021 Weather-Related Large Losses	(36,949)
2020 Weather-Related Large Loss Events	(42,577)
2019 Large Loss Events	(43,850)
2018 Large Loss Events	(40,050)
2017 Large Loss Events	(46,404)
Other	(14,337)
Total large catastrophe events	(309,820)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(99,925)
Total small catastrophe events and attritional loss movements	(99,925)
Total catastrophe and attritional net claims and claim expenses	(409,745)
Actuarial assumption changes	840
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(408,905)

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

Year ended December 31,	2022
(Favorable) adverse development
Catastrophe net claims and claim expenses
Large catastrophe events
2021 Weather-Related Large Loss Events	$(12,387)
2020 Weather-Related Large Loss Events	(24,589)
2019 Large Loss Events	(97,034)
2018 Large Loss Events	(20,318)
2017 Large Loss Events	(39,481)
Other	(4,755)
Total large catastrophe events	(198,564)
Small catastrophe events and attritional loss movements
Other small catastrophe events and attritional loss movements	(31,024)
Total small catastrophe events and attritional loss movements	(31,024)
Total catastrophe and attritional net claims and claim expenses	(229,588)
Actuarial assumption changes	23,847
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(205,741)

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
Casualty and Specialty Segment
The following table details the net development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

	(Favorable) Adverse Development
Year ended December 31,	2024	2023	2022
Actuarial methods - actual reported claims less than expected claims	$(67,595)	$(44,612)	$(63,353)
Actuarial assumption changes	35,113	2,910	21,512
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(32,482)	$(41,702)	$(41,841)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses during the three-year period ended December 31, 2024 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty, credit and professional liability classes of business, partially offset by adverse experience in general liability.

Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2024
Net Reserve for Claims and Claim Expenses
Property	$4,906,841
Casualty and Specialty	11,915,260
Total net reserve for claims and claim expenses	16,822,101

Reinsurance Recoverable
Property	$1,665,898
Casualty and Specialty	2,815,492
Total reinsurance recoverable	4,481,390
Total reserve for claims and claim expenses	$21,303,491

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Number of Years)
At December 31, 2024	1	2	3	4	5	6	7	8	9	10
Property	20.7%	28.8%	16.4%	6.9%	5.5%	0.9%	0.9%	0.4%	0.7%	0.2%
Casualty and Specialty	12.3%	16.3%	12.4%	12.9%	10.6%	8.4%	6.3%	4.5%	2.5%	1.1%

Claims Frequency
Both of the Company’s reportable segments are broadly considered to be reinsurance, where multiple claims are often aggregated, perhaps multiple times through retrocessional reinsurance, before ultimately being ceded to the Company. The nature, size, terms and conditions of contracts entered into by the Company changes from one accident year to the next, as do the quantum of contractual or policy limits, and accordingly the potential amount of claims and claim expenses associated with a reported claim, can range from nominal, to significant. These factors can impact the amount and timing of the claims and claim expenses to be recorded and accordingly, developing claim frequency information is highly subjective and is not prepared or utilized for internal purposes. In recent years, the Company has grown its Casualty and Specialty segment where a significant amount of the premium and net reserves come from proportional contracts. The Company does not have direct access to claim frequency information underlying certain of its proportional contracts given the nature of that business. In addition, the Company completed the acquisition of Validus on November 1, 2023. Historically, Validus has not kept nor had access to claim count and frequency information. As providing any claim count and frequency information would exclude the entirety of the legacy Validus portfolio as well as all proportional contracts for the Company, the Company has determined that it is impracticable to provide this information.
Assumed Reinsurance Contracts Classified As Deposit Contracts
Included in other income (loss) during 2024 was $0.2 million related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only (2023 - $0.2 million, 2022 - $0.2 million). Deposit liabilities of $3.5 million are included in reinsurance balances payable at December 31, 2024 (2023 - $3.7 million).

NOTE 9. DEBT AND CREDIT FACILITIES
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At December 31, 2024, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.750% Senior Notes due 2033	$755,693	$742,068	$758,783	$741,124
3.600% Senior Notes due 2029	376,816	396,051	371,276	395,137
3.450% Senior Notes due 2027	290,070	298,765	283,350	298,270
3.700% Senior Notes due 2025	299,550	299,908	293,154	299,537
4.750% Senior Notes due 2025 (DaVinci) (1)	149,363	149,897	147,489	149,587
Total senior notes	1,871,492	1,886,689	1,854,052	1,883,655
Medici Revolving Credit Facility (2)	—	—	75,000	75,000
Total debt	$1,871,492	$1,886,689	$1,929,052	$1,958,655

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
5.750% Senior Notes due 2033
On June 5, 2023, the Company issued $750.0 million of its 5.750% Senior Notes due June 5, 2033, with interest on the notes payable on June 5 and December 5 of each year, commencing on December 5, 2023. The notes are redeemable at the applicable redemption price, subject to the terms described in the indenture for the notes. However, the notes (i) may not be redeemed at any time prior to June 5, 2026 without approval of the Bermuda Monetary Authority (the “BMA”) and (ii) may not be redeemed or repaid at any time if enhanced capital requirements, as established by the BMA, would be breached immediately before or after giving effect to the redemption or repayment of such notes, unless, in each case, RenaissanceRe replaces the capital represented by the notes to be redeemed or repaid with capital having equal or better capital treatment as the notes under applicable BMA rules. The notes contain various covenants including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries. The Company received net proceeds of approximately $741.0 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, which closed on November 1, 2023, to pay related costs and expenses, and for general corporate purposes. See “Note 3. Acquisition of Validus” for additional information regarding the Validus Acquisition.
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
Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2024:

2025	$450,000
2026	—
2027	300,000
2028	—
2029	400,000
After 2029	750,000
Unamortized discount and debt issuance expenses	(13,311)
$1,886,689

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities is set forth below:

At December 31, 2024	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	262,168
Unsecured	357,443
$619,611

(1)At December 31, 2024, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. The drawn amount of the Medici revolving credit facility is included on the Company’s consolidated balance sheets under debt.
RenaissanceRe Revolving Credit Facility
RenaissanceRe, Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) and RenaissanceRe Europe AG (“RREAG”) are parties to a third amended and restated credit agreement dated November 18, 2022 (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated a previous credit agreement. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $500.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $700.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or Term SOFR (each as defined in the Revolving Credit Agreement) plus a margin. In addition to revolving loans, the Revolving Credit Agreement provides that the entire facility will also be available for the issuance of standby letters of credit, subject to the terms and conditions set forth therein, and swingline loans, which are capped at $50.0 million for each of the swingline lenders. At December 31, 2024, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
At December 31, 2024, there were $20.1 million of secured letters of credit outstanding and $Nil of unsecured letters of credit outstanding under this agreement.
Secured Letter of Credit Facility with Citibank Europe
Certain subsidiaries and affiliates of RenaissanceRe, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance of Europe Designated Activity Company (“Renaissance Reinsurance of Europe DAC”) and RenaissanceRe Specialty U.S., are parties to a facility letter, dated December 19, 2022, as amended, with Citibank Europe plc (“Citibank Europe”), pursuant to which Citibank Europe has established a letter of credit facility under which Citibank Europe provides a commitment to issue letters of credit for the accounts of the participants in multiple currencies. On November 1, 2023, the aggregate committed amount of the facility was increased from $180.0 million to $320.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $350.0 million.
The letter of credit facility is scheduled to expire on December 31, 2026. At all times during which it is a party to the facility, each participant is obligated to pledge to Citibank Europe securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the facility with respect to a participant, Citibank Europe may exercise certain remedies, including terminating its commitment to such participant and taking certain actions with respect to the collateral pledged by such participant (including the sale thereof). In the facility letter, each participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.
At December 31, 2024, $232.6 million aggregate face amount of letters of credit was outstanding and $87.4 million remained unused and available to the participants under this facility.
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
At December 31, 2024, the aggregate face amount of the payment instruments issued and outstanding under this facility was $293.0 million.

Unsecured Letter of Credit Facility with Credit Suisse
RREAG, Renaissance Reinsurance and RenaissanceRe were parties to a letter of credit facility agreement with Credit Suisse (Switzerland) Ltd. (“Credit Suisse”) dated December 16, 2021, as amended, and which provided for a $200.0 million committed, unsecured letter of credit facility pursuant to which Credit Suisse (or any other fronting bank acting on behalf of Credit Suisse) may issue letters of credit or similar instruments in multiple currencies for the account of RREAG or Renaissance Reinsurance. The obligations of RREAG and Renaissance Reinsurance under the agreement were guaranteed by RenaissanceRe. The facility was allowed to expire in accordance with its terms on December 31, 2024.
At December 31, 2024, letters of credit issued by Credit Suisse under the agreement were outstanding in the face amount of $19.1 million.
Uncommitted, Unsecured Standby Letter of Credit Facility with Nordea
RREAG, Renaissance Reinsurance and RenaissanceRe are parties to a standby letter of credit agreement with Nordea Bank Abp, New York Branch (“Nordea”) dated October 3, 2024 which provides for an uncommitted, unsecured facility pursuant to which Nordea may issue standby letters of credit in multiple currencies for the accounts of RREAG and Renaissance Reinsurance. Pursuant to the agreement, RREAG and Renaissance Reinsurance may request letters of credit up to an aggregate amount of $250.0 million. The obligations of RREAG and Renaissance Reinsurance under the agreement are guaranteed by RenaissanceRe.
At December 31, 2024, letters of credit issued by Nordea under the agreement were outstanding in the face amount of $45.3 million.
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
At December 31, 2024, letters of credit issued by SocGen under the agreement were outstanding in the face amount of $Nil.
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
At December 31, 2024, the aggregate face amount of letters of credit outstanding under this facility was $9.4 million.
Medici
RenaissanceRe Medici Fund Ltd. (“Medici”) and RenaissanceRe Fund Management Ltd. (“RFM”) are parties to a revolving credit facility, as amended, pursuant to which National Australia Bank Limited provides for a revolving commitment to Medici of $75.0 million. The obligations of Medici and RFM under this facility are not guaranteed by RenaissanceRe.

At December 31, 2024, the face amount of the outstanding revolving credit facility was $Nil.
Top Layer
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

At December 31,	2024	2023
Redeemable noncontrolling interest - DaVinci	$3,061,708	$2,541,482
Redeemable noncontrolling interest - Medici	1,646,745	1,650,229
Redeemable noncontrolling interest - Vermeer	1,799,857	1,555,297
Redeemable noncontrolling interest - Fontana	469,439	353,823
Redeemable noncontrolling interests	$6,977,749	$6,100,831

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

Year ended December 31,	2024	2023	2022
Redeemable noncontrolling interest - DaVinci	$627,055	$545,812	$(65,514)
Redeemable noncontrolling interest - Medici	202,941	239,250	(70,504)
Redeemable noncontrolling interest - Vermeer	244,560	239,457	43,058
Redeemable noncontrolling interest - Fontana	15,616	34,476	(5,653)
Net income (loss) attributable to redeemable noncontrolling interests	$1,090,172	$1,058,995	$(98,613)

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance. RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 25.4% at December 31, 2024 (2023 - 27.8%).
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

2024
During 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $225.9 million of shares from other third-party investors. In addition, DaVinci distributed $180.6 million to third-party investors and $69.4 million to the Company. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 25.4%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2024, RenaissanceRe received cash inflows of $69.7 million from subscriptions of shares in DaVinci by third-party investors, and paid $225.9 million as a result of redemptions of shares from and distributions to third-party investors.
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinci subsequent to December 31, 2024.
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
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

Year ended December 31,	2024	2023
Beginning balance	$2,541,482	$1,740,300
Redemption of shares from redeemable noncontrolling interests	(406,849)	(123,272)
Sale of shares to redeemable noncontrolling interests, net of adjustments	300,020	378,642
Net income (loss) attributable to redeemable noncontrolling interest	627,055	545,812
Ending balance	$3,061,708	$2,541,482

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
2024
During 2024, investors subscribed for $250.2 million, including $50.6 million from the Company. In addition, investors redeemed $382.0 million, of the participating, non-voting common shares of Medici, including $0.3 million from the Company. Third party investors also received $24.6 million in dividends. As a result of these transactions, the Company’s noncontrolling economic ownership in Medici was 15.8% at December 31, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2024, RenaissanceRe received cash inflows of $163.6 million from subscriptions of shares in Medici by third-party investors and paid $361.8 million as a result of redemptions of shares from and dividends to third-party investors.

Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to December 31, 2024.
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
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

Year ended December 31,	2024	2023
Beginning balance	$1,650,229	$1,036,218
Redemption of shares from redeemable noncontrolling interests	(406,644)	(107,549)
Sale of shares to redeemable noncontrolling interests	200,219	482,310
Net income (loss) attributable to redeemable noncontrolling interest	202,941	239,250
Ending balance	$1,646,745	$1,650,229

Redeemable Noncontrolling Interest – Vermeer
Vermeer is a managed joint venture formed by RenaissanceRe to provide capacity focused on risk remote layers in the U.S. property catastrophe market. RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, owns 100% of the non-voting participating shares of Vermeer and retains all of the economic benefits. The Company has concluded that Vermeer is a VIE as it has voting rights that are not proportional to its participating rights, and the Company is the primary beneficiary of Vermeer, as it has power over the activities that most significantly impact the economic performance of Vermeer. As a result, the Company consolidates Vermeer and all significant inter-company transactions have been eliminated. As PFZW owns all of the economics of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2024
During 2024, Vermeer declared and paid $175.0 million of dividends to PFZW. In addition, PFZW subscribed for $175.0 million of participating, non-voting common shares of Vermeer.
2023
During 2023, Vermeer declared and paid $175.0 million of dividends to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

Year ended December 31,	2024	2023
Beginning balance	$1,555,297	$1,490,840
Dividends on common shares	(175,000)	(175,000)
Sale of shares to redeemable noncontrolling interest	175,000	—
Net income (loss) attributable to redeemable noncontrolling interest	244,560	239,457
Ending balance	$1,799,857	$1,555,297

Redeemable Noncontrolling Interest – Fontana
Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to assume casualty and specialty risks in line with the Company’s book of business. RenaissanceRe owns a noncontrolling economic interest in Fontana and controls a majority of Fontana’s outstanding voting rights. The Company concluded that Fontana meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Fontana and concluded it is the primary beneficiary of Fontana, as it has power over the activities that most significantly impact the economic performance of Fontana. As a result, the Company consolidates Fontana and all significant inter-company transactions have been eliminated. The portion of Fontana’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company may be obligated to repurchase all or a portion of the limited partner interest held by shareholders of Fontana upon request, subject to certain restrictions. The Company has not provided any financial or other support to Fontana that it was not contractually required to provide.
2024
During 2024, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its limited partner interest in Fontana to other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at December 31, 2024.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2024, RenaissanceRe received $129.2 million subscriptions of shares in Fontana by third-party investors.
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Fontana subsequent to December 31, 2024.
2023
During 2023, investors subscribed for $75.0 million of the limited partner interest of Fontana, including $23.7 million from the Company. As a result of these subscriptions, the Company’s noncontrolling economic ownership in Fontana remained at 31.6% at December 31, 2023.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2023, RenaissanceRe received $151.3 million from subscriptions of shares in Fontana by third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

Year ended December 31,	2024	2023
Beginning balance	$353,823	$268,031
Sale of limited partner interest to redeemable noncontrolling interest	100,000	51,316
Net income (loss) attributable to redeemable noncontrolling interest	15,616	34,476
Ending balance	$469,439	$353,823

NOTE 11. VARIABLE INTEREST ENTITIES
Upsilon RFO
Upsilon RFO Re Ltd. (“Upsilon RFO”) is an exempted company incorporated in Bermuda. It is registered as a segregated accounts company and as a collateralized insurer, Upsilon RFO currently has four segregated accounts (Upsilon RFO Diversified I, II, III and IV). RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of three of the existing segregated accounts of Upsilon RFO (Upsilon RFO Diversified I, II and III) and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify

Upsilon RFO against losses relating to insurance risk, and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance.
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
2024
During 2024, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $397.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $59.8 million to the Company. At December 31, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.7%.
At December 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $1.9 billion and $1.9 billion, respectively (December 31, 2023 - $2.4 billion and $2.4 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $60.5 million (December 31, 2023 - $74.2 million) is attributable to the Company, and $282.2 million (December 31, 2023 - $500.0 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $115.9 million (December 31, 2023 - $88.3 million) is attributable to third-party investors.
2023
During 2023, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $988.5 million of capital to investors of Upsilon RFO Diversified I, II and III, including $125.5 million to the Company. In addition, Upsilon RFO issued $39.8 million of non-voting preference shares to existing investors, including $10.2 million to the Company, and 81.4 million of non-voting preference shares to external investors of Upsilon RFO Diversified IV. At December 31, 2023, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 14.3%.
Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of RenaissanceRe Upsilon Fund Ltd., (“Upsilon Fund”), an exempted company incorporated in Bermuda which is registered as a segregated accounts company and a Class A Professional Fund. Upsilon Diversified provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investments in Upsilon RFO and Medici. The Company concluded that Upsilon Diversified meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with Upsilon Diversified and concluded it is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to Upsilon Diversified, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company in accordance with accounting guidance, and accordingly, is required to account for all of its investments, including its investments in Upsilon RFO and Medici, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2024
During 2024, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $333.4 million of capital to investors, including $0.5 million to the Company. In addition, third-party investors subscribed for $16.9 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.5 million at December 31, 2024 (December 31, 2023 - $0.8 million). At December 31, 2024, the total assets and total liabilities of Upsilon Diversified were $440.6 million and $140.9 million, respectively (December 31, 2023 - $600.8 million and $108.0 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $304.0 million at December 31, 2024 (December 31, 2023 - $503.1 million).
2023
During 2023, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $844.1 million of capital to investors, including $1.2 million to the Company. In addition, Upsilon Diversified issued $30.0 million of non-voting preference shares to existing investors, including $0.1 million to the Company.
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
2024
During 2024, NOC1 issued $20.0 million of non-voting preference shares to existing investors, including $0.2 million to the Company. During the year ended December 31, 2024, NOC1 redeemed $48.8 million of non-voting preference shares to existing investors, including $0.5 million to the Company. The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.7 million at December 31, 2024 (December 31, 2023 - $1.7 million). At December 31, 2024, the total assets and total liabilities of NOC1 were $173.4 million and $2.2 million, respectively (December 31, 2023 - $196.5 million and $22.8 million, respectively).
2023
During 2023, NOC1 issued $161.5 million of non-voting preference shares to existing investors, including $1.6 million to the Company.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 10. Noncontrolling Interests” for additional information regarding Vermeer.
At December 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.9 billion and $93.0 million, respectively (2023 - $1.7 billion and $102.7 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.8 billion at December 31, 2024 (2023 - $1.6 billion).

Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 10. Noncontrolling Interests” for additional information regarding Fontana.
At December 31, 2024, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $2.2 billion and $1.6 billion, respectively (2023 - $1.5 billion and $968.5 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $469.4 million at December 31, 2024 (2023 - $353.8 million).
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $45.2 million and $11.7 million, respectively, during 2024 (2023 - $32.8 million and $8.2 million, respectively, 2022 - $39.6 million and $9.9 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $39.5 million and $10.3 million, respectively, during 2024 (2023 - $32.8 million and $8.2 million, respectively, 2022 - $39.4 million and $9.8 million, respectively).
The following table is a summary of the principal-at-risk variable notes, outstanding at December 31, 2024, Mona Lisa Re issued to investors:

Effective Date	Total Principal Amount
December 3, 2024	$350,000
June 13, 2024	150,000
December 20, 2022	85,000
December 20, 2022	100,000
June 29, 2021	250,000

At December 31, 2024, the total assets and total liabilities of Mona Lisa Re were $936.1 million and $936.1 million, respectively (2023 - $436.9 million and $436.9 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $7.0 million at December 31, 2024 (2023 - $2.2 million).
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
The Company recognized ceded premiums written related to the ceded reinsurance contracts with Tailwind Re of $42.7 million during 2024 (2023 - $Nil). In addition, the Company recognized ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $42.7 million during 2024 (2023 - $6.5 million). At December 31, 2024, the total assets and total liabilities of Tailwind Re were $416.8 million and $416.8 million, respectively (2023 - $417.1 million and $417.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Tailwind Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Tailwind Re was $Nil at December 31, 2024 (2023 - $0.8 million).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $3.6 million at December 31, 2024 (2023 - $4.4 million). At December 31, 2024, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $3.0 billion and $1.3 billion, respectively (2023 - $5.0 billion and $2.4 billion, respectively).
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
NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2024	2023	2022
(thousands of shares)
Beginning balance	52,694	43,718	44,445
Issuance of shares	—	8,568	—
Repurchase of shares	(2,711)	—	(1,051)
Issuance of performance share and restricted stock awards	198	408	324
Ending balance	50,181	52,694	43,718

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
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.39 per common share, payable to common shareholders of record on March 15, 2024, June 14, 2024, September 13, 2024 and December 13, 2024, and the Company paid the dividends on March 29, 2024, June 28, 2024, September 30, 2024 and December 31, 2024.
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
During 2024, the Company paid $35.4 million in preference share dividends (2023 - $35.4 million, 2022 - $35.4 million) and $80.8 million in common share dividends (2023 - $75.1 million, 2022 - $64.7 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 6, 2024, RenaissanceRe’s Board approved an increase in its authorized share repurchase program to an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During 2024, the Company repurchased 2,711,234 common shares at an aggregate cost of $677.6 million and an average price of $249.93 per common share. At December 31, 2024, $287.7 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The

Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 21. “Subsequent Events” for additional information related to the share repurchase program subsequent to December 31, 2024.
NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2024	2023	2022
(common shares in thousands)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,834,985	$2,525,757	$(1,096,578)
Amount allocated to participating common shareholders (1)	(27,472)	(37,308)	(1,079)
Net income (loss) allocated to RenaissanceRe common shareholders	$1,807,513	$2,488,449	$(1,097,657)
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	51,186	47,493	43,040
Per common share equivalents of non-vested shares (2)	153	114	—
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	51,339	47,607	43,040
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$35.31	$52.40	$(25.50)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$35.21	$52.27	$(25.50)

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company’s stock compensation plans.
(2)In periods for which the Company has net loss allocated to RenaissanceRe common shareholders, the denominator used in calculating net loss attributable to RenaissanceRe common shareholders per common share - basic is also used in calculating net loss attributable to RenaissanceRe common shareholders per common share - diluted. For the year ended December 31, 2022, per common share equivalents of non-vested shares of 90 thousand could potentially be dilutive in future periods if the Company reports net income allocated to RenaissanceRe common shareholders.
NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
Tower Hill
The Company has entered into reinsurance and other arrangements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance arrangements with respect to business produced by the Tower Hill Companies.
During 2024, the Company recorded $115.1 million (2023 - $96.8 million, 2022 - $82.0 million) of gross premiums written assumed from the Tower Hill Companies and its subsidiaries and affiliates. Gross premiums earned totaled $119.0 million (2023 - $83.3 million, 2022 - $80.0 million) and expenses incurred were $14.2 million (2023 - $12.7 million, 2022 - $15.8 million) for 2024. The Company had a net related outstanding receivable balance of $31.9 million as of December 31, 2024 (2023 - receivable of $37.0 million). During 2024, the Company assumed net claims and claim expenses of $94.5 million (2023 - recovered net claims and claim expenses of $9.8 million, 2022 - assumed net claims and claim expenses of $68.6 million) and, as of December 31, 2024, had a net reserve for claims and claim expenses of $95.2 million (2023 - $50.2 million).
In addition, the Company received distributions of $34.4 million from the Tower Hill Companies during 2024 (2023 - $22.6 million, 2022 - $10.5 million).

Top Layer
During 2024, the Company received distributions from Top Layer of $16.8 million (2023 - $7.8 million, 2022 - $8.7 million), and recorded a management fee of $3.0 million (2023 - $3.4 million, 2022 - $2.4 million). The management fee reimburses the Company for services it provides to Top Layer.
Broker Concentration
During 2024, the Company received 82.1% of its gross premiums written (2023 - 84.3%, 2022 - 82.2%) from three brokers. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher accounted for 32.0%, 36.5% and 13.6%, respectively, of the Company’s gross premiums written in 2024 (2023 - 36.1%, 33.2% and 15.0%, respectively).
NOTE 15. TAXATION
Through December 31, 2024 RenaissanceRe and its Bermuda subsidiaries were not subject to any income or capital gains taxes in Bermuda. A 15% corporate income tax applies to the Company’s Bermuda operations, except for the Bermuda operations of the Company’s joint ventures and managed funds, starting in 2025 as a result of the enactment of the Bermuda Corporate Income Tax Act 2023 (“CIT”) on December 27, 2023. Furthermore, the Company generally expects that the profits generated in Bermuda on or after January 1, 2025 by the Company’s joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the global anti-base erosion model rules (“GloBE Rules”) by many of the jurisdictions in which the Company operates. As a result, the Company expects its income taxes to increase beginning in 2025.
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
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2024	2023	2022
Domestic
Bermuda	$2,704,721	$2,622,066	$(672,950)
Foreign
Singapore	61,570	64,003	112
Ireland	2,650	1,730	6
U.S.	93,606	308,768	(367,799)
Australia	14,487	7,570	(29,214)
Switzerland	57,585	(22,016)	(72,773)
Luxembourg	(50)	(16)	—
Canada	(3,501)	2,040	—
U.K.	62,092	125,915	(76,217)
Income (loss) before taxes	$2,993,160	$3,110,060	$(1,218,835)

Income tax benefit (expense) is comprised as follows:

Income tax benefit (expense)	Current	Deferred	Total
Year ended December 31, 2024	$(56,718)	$24,090	$(32,628)
Year ended December 31, 2023	$(57,422)	$567,489	$510,067
Year ended December 31, 2022	$(3,078)	$62,097	$59,019

The Company’s expected income tax provision computed on pre-tax income (loss) at the weighted average tax rate has been calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Statutory tax rates of 0.0% in Bermuda, 21.0% in the U.S., 12.5% in Ireland, 25.0% in the U.K., 17.0% in Singapore, 19.7% in Switzerland, 24.9% in Luxembourg, 26.5% in Canada and 30.0% in Australia have been used.
The Company’s effective income tax rate, which it calculates as income tax benefit (expense) divided by income (loss) before taxes, may fluctuate significantly from period to period depending on the geographic distribution of pre-tax income (loss) in any given period between different jurisdictions with comparatively higher tax rates and those with comparatively lower tax rates. The geographic distribution of pre-tax income (loss) can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, the size and the nature of net claims and claim expenses incurred; the amount and geographic location of operational expenses, net investment income, net realized and unrealized gains (losses) on investments; outstanding debt and related interest expense; and the amount of specific adjustments to determine the income tax basis in each of the Company’s operating jurisdictions. In addition, a significant portion of the Company’s gross and net premiums are currently written and earned in Bermuda, which does not currently have a corporate income tax, including the majority of the Company’s catastrophe business, which can result in significant volatility to its pre-tax net income (loss) in any given period. The Company expects its consolidated effective tax rate will increase in 2025 as a result of the enactment of the CIT in Bermuda and the implementation of the GloBE Rules in certain jurisdictions where it operates. In addition, it is possible the Company could be adversely affected by other future changes in tax laws, regulation, or enforcement, any of which could increase the effective tax rate more rapidly or steeply than currently anticipated.
A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate is as follows:

Year ended December 31,	2024	2023	2022
Expected income tax benefit (expense)	$(60,684)	$(103,963)	$114,721
Nondeductible expenses	(1,671)	(535)	(508)
Reinsurance adjustment	4,384	4,746	(1,265)
Effect of change in tax rate	(160)	(729)	7,461
OECD Pillar Two global minimum tax	(16,603)	—	—
GAAP to statutory accounting difference	(1,113)	(1,781)	(6,019)
Withholding tax	(1,614)	(1,078)	(2,154)
Recognition of Bermuda net deferred tax asset	8,339	593,765	—
Change in valuation allowance	66,198	45,192	(62,133)
Foreign branch adjustments	(30,998)	(25,908)	11,656
Other	1,294	358	(2,740)
Income tax benefit (expense)	$(32,628)	$510,067	$59,019

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2024	2023
Deferred tax assets
Intangible assets	$420,143	$408,654
Value of in-force business	167,599	167,599
Tax loss carryforwards	152,864	197,498
Reserve for claims and claim expenses	131,121	95,685
Unearned premiums	59,441	68,408
Amortization and depreciation	23,877	16,386
Deferred finance charges	17,832	19,442
Accrued expenses	4,336	2,849
Investments	2,687	37,044
Deferred underwriting results	1,548	9,373
	981,448	1,022,938
Deferred tax liabilities
Deferred acquisition expenses	(125,347)	(112,157)
VOBA	(17,540)	(46,109)
Deferred revenue	(8,685)	—
U.S. tax accounting method change	(7,312)	—
	(158,884)	(158,266)

Net deferred tax asset (liability) before valuation allowance	822,564	864,672
Valuation allowance	(147,079)	(213,277)
Net deferred tax asset (liability)	$675,485	$651,395

A substantial amount of the Company’s net deferred tax asset is separately reflected as an asset in the consolidated balance sheets with the remaining net deferred tax liability recorded in other liabilities.
The Company’s net deferred tax asset primarily relates to net operating loss and capital loss carryforwards, unrealized losses in the U.S. investment portfolio, and GAAP versus tax basis accounting differences relating to unearned premiums, reserves for claims and claim expenses, deferred finance charges, deferred underwriting results, accrued expenses, investments, value of in-force business, intangible assets, VOBA, deferred acquisition expenses and amortization and depreciation. The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. During 2024, the Company recorded a net decrease to the valuation allowance of $66.2 million (2023 - increase of $19.6 million, 2022 - increase of $62.1 million).
A valuation allowance has been provided against certain deferred tax assets in the U.S., Canada, Ireland, the U.K., Luxembourg and Switzerland. These deferred tax assets relate primarily to net operating loss carryforwards, deferred finance charges, capital loss carryforwards and unrealized losses in the U.S. investment portfolio.
In the U.S. and Switzerland, the Company has net operating loss carryforwards of $97.3 million and $350.0 million respectively. Under applicable law, the U.S. and Swiss net operating loss carryforwards will begin to expire in 2037 and 2025 respectively. The Company has net operating loss carryforwards of $141.2 million in the U.K., $8.3 million in Ireland, and $155.7 million in Luxembourg. Under applicable law, the U.K., Ireland and Luxembourg net operating losses can be carried forward for an indefinite period. The Company has capital loss carryforwards of $131.6 million in the U.S. that begin to expire in 2027. The Company has unrealized losses in the U.S. investment portfolio of $60.6 million. These unrealized investment losses do not expire. However, if realized, these losses may only offset realized capital gains and would expire, if unused, at the end of the fifth taxable year following their realization.

The Company made net payments for U.S. federal and state, Canada, Ireland, U.K., Singapore, Switzerland and Australia income taxes of $99.5 million for the year ended 2024 (2023 - net payments of $26.8 million, 2022 - net payments of $3.1 million).
The Company had no unrecognized tax benefits at December 31, 2024 and December 31, 2023. Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2024 and December 31, 2023, there were no interest or penalties accrued on unrecognized tax benefits.
The following filed income tax returns are open for examination with the applicable tax authorities: tax years 2018 through 2023 with the U.S.; 2020 through 2023 with Ireland; 2022 through 2023 with the U.K.; 2020 through 2023 with Singapore; 2021 through 2023 with Switzerland; 2020 through 2023 with Australia; 2020 through 2023 with Canada; and 2019 through 2023 with Luxembourg. The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.
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
The Company’s reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer of RenaissanceRe, who is ultimately responsible for reviewing the business to assess performance, make operating decisions and allocate resources. The Company reports the results of its operations consistent with the manner in which the CODM reviews the business.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,823,731	$6,909,335	$—	$11,733,066
Net premiums written	$3,833,636	$6,118,580	$—	$9,952,216
Net premiums earned	$3,850,352	$6,245,408	$—	$10,095,760
Net claims and claim expenses incurred	1,141,726	4,191,255	—	5,332,981
Acquisition expenses	758,554	1,885,313	—	2,643,867
Operational expenses	302,360	194,228	—	496,588
Underwriting income (loss)	$1,647,712	$(25,388)	$—	1,622,324
Net investment income			1,654,289	1,654,289
Net foreign exchange gains (losses)			(76,076)	(76,076)
Equity in earnings (losses) of other ventures			47,087	47,087
Other income (loss)			1,928	1,928
Net realized and unrealized gains (losses) on investments			(27,840)	(27,840)
Corporate expenses			(134,784)	(134,784)
Interest expense			(93,768)	(93,768)
Income (loss) before taxes				2,993,160
Income tax benefit (expense)			(32,628)	(32,628)
Net (income) loss attributable to redeemable noncontrolling interests			(1,090,172)	(1,090,172)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$1,834,985

Net claims and claim expenses incurred – current accident year	$1,960,578	$4,223,737	$—	$6,184,315
Net claims and claim expenses incurred – prior accident years	(818,852)	(32,482)	—	(851,334)
Net claims and claim expenses incurred – total	$1,141,726	$4,191,255	$—	$5,332,981

Net claims and claim expense ratio – current accident year	50.9%	67.6%		61.3%
Net claims and claim expense ratio – prior accident years	(21.2)%	(0.5)%		(8.5)%
Net claims and claim expense ratio – calendar year	29.7%	67.1%		52.8%
Underwriting expense ratio	27.5%	33.3%		31.1%
Combined ratio	57.2%	100.4%		83.9%

Year ended December 31, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,562,414	$5,299,952	$—	$8,862,366
Net premiums written	$2,967,309	$4,500,504	$—	$7,467,813
Net premiums earned	$3,090,792	$4,380,341	$—	$7,471,133
Net claims and claim expenses incurred	799,905	2,773,604	—	3,573,509
Acquisition expenses	600,127	1,274,907	—	1,875,034
Operational expenses	251,433	123,749	—	375,182
Underwriting income (loss)	$1,439,327	$208,081	$—	1,647,408
Net investment income			1,253,110	1,253,110
Net foreign exchange gains (losses)			(41,479)	(41,479)
Equity in earnings (losses) of other ventures			43,474	43,474
Other income (loss)			(6,152)	(6,152)
Net realized and unrealized gains (losses) on investments			414,522	414,522
Corporate expenses			(127,642)	(127,642)
Interest expense			(73,181)	(73,181)
Income (loss) before taxes				3,110,060
Income tax benefit (expense)			510,067	510,067
Net (income) loss attributable to redeemable noncontrolling interests			(1,058,995)	(1,058,995)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,525,757

Net claims and claim expenses incurred – current accident year	$1,208,810	$2,815,306	$—	$4,024,116
Net claims and claim expenses incurred – prior accident years	(408,905)	(41,702)	—	(450,607)
Net claims and claim expenses incurred – total	$799,905	$2,773,604	$—	$3,573,509

Net claims and claim expense ratio – current accident year	39.1%	64.3%		53.9%
Net claims and claim expense ratio – prior accident years	(13.2)%	(1.0)%		(6.1)%
Net claims and claim expense ratio – calendar year	25.9%	63.3%		47.8%
Underwriting expense ratio	27.5%	31.9%		30.1%
Combined ratio	53.4%	95.2%		77.9%

Year ended December 31, 2022	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,734,241	$5,479,299	$—	$9,213,540
Net premiums written	$2,847,659	$4,348,501	$—	$7,196,160
Net premiums earned	$2,770,227	$3,563,762	$—	$6,333,989
Net claims and claim expenses incurred	2,044,771	2,294,069	—	4,338,840
Acquisition expenses	547,210	1,021,396	—	1,568,606
Operational expenses	194,355	82,336	—	276,691
Underwriting income (loss)	$(16,109)	$165,961	$—	149,852
Net investment income			559,932	559,932
Net foreign exchange gains (losses)			(56,909)	(56,909)
Equity in earnings (losses) of other ventures			11,249	11,249
Other income (loss)			12,636	12,636
Net realized and unrealized gains (losses) on investments			(1,800,485)	(1,800,485)
Corporate expenses			(46,775)	(46,775)
Interest expense			(48,335)	(48,335)
Income (loss) before taxes				(1,218,835)
Income tax benefit (expense)			59,019	59,019
Net (income) loss attributable to redeemable noncontrolling interests			98,613	98,613
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$(1,096,578)

Net claims and claim expenses incurred – current accident year	$2,250,512	$2,335,910	$—	$4,586,422
Net claims and claim expenses incurred – prior accident years	(205,741)	(41,841)	—	(247,582)
Net claims and claim expenses incurred – total	$2,044,771	$2,294,069	$—	$4,338,840

Net claims and claim expense ratio – current accident year	81.2%	65.5%		72.4%
Net claims and claim expense ratio – prior accident years	(7.4)%	(1.1)%		(3.9)%
Net claims and claim expense ratio – calendar year	73.8%	64.4%		68.5%
Underwriting expense ratio	26.8%	30.9%		29.2%
Combined ratio	100.6%	95.3%		97.7%

The following is a summary of the Company’s gross premiums written allocated to the territory of coverage exposure:

	2024		2023		2022
Year ended December 31,	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property
U.S. and Caribbean	$2,996,981	25.5%	$2,303,013	26.0%	$2,343,830	25.5%
Worldwide	1,063,292	9.1%	798,623	9.0%	1,053,369	11.4%
Europe	244,523	2.1%	163,500	1.9%	62,998	0.7%
Worldwide (excluding U.S.) (1)	180,688	1.5%	70,646	0.8%	37,436	0.4%
Japan	106,533	0.9%	85,823	1.0%	104,767	1.1%
Australia and New Zealand	101,976	0.9%	70,107	0.8%	86,080	0.9%
Other	129,738	1.1%	70,702	0.8%	45,761	0.5%
Total Property	4,823,731	41.1%	3,562,414	40.3%	3,734,241	40.5%
Casualty and Specialty
Worldwide	3,217,662	27.3%	2,280,687	25.7%	2,328,030	25.3%
U.S. and Caribbean	2,986,956	25.5%	2,333,096	26.3%	2,556,466	27.7%
Europe	353,863	3.0%	197,228	2.2%	327,831	3.6%
Worldwide (excluding U.S.) (1)	195,489	1.7%	130,334	1.5%	177,746	1.9%
Australia and New Zealand	43,183	0.4%	27,397	0.3%	35,973	0.4%
Other	112,182	1.0%	331,210	3.7%	53,253	0.6%
Total Casualty and Specialty	6,909,335	58.9%	5,299,952	59.7%	5,479,299	59.5%
Total gross premiums written	$11,733,066	100.0%	$8,862,366	100.0%	$9,213,540	100.0%

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
In November 2016, the Company instituted a cash settled restricted stock unit (“CSRSU”) plan, the 2016 Restricted Stock Unit Plan, which allows for the issuance of equity awards in the form of CSRSUs. There are currently no outstanding awards under this plan.
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
Valuation Assumptions
Performance Share Awards Granted in March 2019
For performance share awards granted in March 2019, the performance metric related to the percentage change in tangible book value per share plus change in accumulated dividends which is classified as a performance condition under FASB ASC Topic 718, Compensation - Stock Compensation. As a result, the fair value of the performance share awards was determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards was amortized as an expense over the requisite service period.
Performance Share Awards Granted Beginning in March 2020
For performance share awards granted beginning in March 2020, the performance metrics relate to (i) the percentage change in book value per share plus change in accumulated dividends and (ii) average underwriting expense ratio rank compared to peers, both of which are classified as performance conditions under FASB ASC Topic 718, Compensation - Stock Compensation. As a result, the fair value of the performance share awards is determined based on the fair market value of RenaissanceRe’s common shares on the grant date. The estimated fair value of performance share awards is amortized as an expense over the requisite service period.
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

Summary of Stock Compensation Activity
Performance Share Awards
The following table provides a roll forward of the Company’s unvested performance share awards:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	141,068	$163.98
Awards granted	69,548	145.49
Awards forfeited	(19,352)	—
Nonvested at December 31, 2022	191,264	$159.07
Awards granted	160,796	211.18
Awards vested	(38,846)	170.40
Awards forfeited	(26,994)	—
Nonvested at December 31, 2023	286,220	$185.73
Awards granted	50,654	223.35
Awards vested	(53,083)	162.61
Awards forfeited	(2,793)	—
Nonvested at December 31, 2024	280,998	$197.11

(1)     For performance share awards, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock Awards
The following table provides a roll forward of the Company’s unvested restricted stock awards:

	Employee Restricted Stock Awards		Non-Employee Director Restricted Stock Awards		Total Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	623,332	$153.02	20,601	$162.60	643,933	$153.32
Awards granted	354,887	143.86	12,721	145.77	367,608	143.92
Awards vested	(242,628)	148.30	(12,307)	159.20	(254,935)	148.83
Awards forfeited	(22,795)	—	—	—	(22,795)	—
Nonvested at December 31, 2022	712,796	$150.19	21,015	$154.40	733,811	$150.31
Awards granted	378,994	199.24	9,064	215.79	388,058	199.65
Awards vested	(279,363)	151.15	(11,861)	161.56	(291,224)	151.57
Awards forfeited	(15,278)	—	—	—	(15,278)	—
Nonvested at December 31, 2023	797,149	$172.74	18,218	$180.70	815,367	$172.91
Awards granted	260,209	234.94	8,645	223.66	268,854	234.69
Awards vested	(293,175)	164.67	(10,749)	177.16	(303,924)	165.11
Awards forfeited	(17,694)	—	—	—	(17,694)	—
Nonvested at December 31, 2024	746,489	$197.26	16,114	$207.95	762,603	$197.49

There were 0.8 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2024.

The aggregate fair value of restricted stock awards and performance share awards vested during 2024 was $82.8 million (2023 - $70.0 million, 2022 - $38.8 million). In connection with share vestings, there was a $2.0 million excess windfall tax benefit realized by the Company in 2024 (2023 - $1.7 million, 2022 - $0.1 million).
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2024 was $71.4 million (2023 - $60.3 million, 2022 - $45.2 million). As of December 31, 2024, there was $107.6 million of total unrecognized compensation cost related to restricted stock awards and $17.8 million related to performance share awards, which will be recognized on a weighted average basis during the next 1.8 years and 1.8 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $12.0 million to its defined contribution pension plans in 2024 (2023 - $9.5 million, 2022 - $6.7 million).
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
The following table summarizes the statutory capital and surplus and required minimum statutory capital and surplus of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions:

	Bermuda (1)		Switzerland (2)		U.K. (3)		U.S. (4)
At December 31,	2024	2023	2024	2023	2024	2023	2024	2023
Statutory capital and surplus	$11,793,261	$12,141,907	$1,908,106	$2,644,998	$952,309	$935,776	$1,255,304	$1,044,010
Required statutory capital and surplus	2,686,108	2,284,208	1,049,922	987,707	952,309	935,776	967,735	794,061

(1)Includes Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., Vermeer, Fontana and Validus Re (which was acquired in on November 1, 2023). The Company’s primary Bermuda-domiciled insurance subsidiaries’ required statutory capital and surplus is based on the minimum solvency margin. On October 1, 2024, Renaissance Reinsurance and Validus Re were amalgamated. The previously reported statutory capital and surplus and required statutory capital and surplus at December 31, 2023 have been updated to actual amounts filed and reflect guidance received by the BMA on February 23, 2024 related to the impact of the CIT in the statutory financial statements.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland (which was acquired on November 1, 2023) and its Bermuda branch. On June 21, 2024, Validus Switzerland merged into RREAG.
(3)Includes Syndicate 1458. With respect to statutory capital and surplus and required statutory capital and surplus, underwriting capacity of a member of Lloyd’s must be supported by providing a deposit in the form of cash, securities or letters of credit, which are referred to as FAL. Syndicate 1458 is capitalized by its FAL, with the related assets not held on its balance sheet.
(4)Includes Renaissance Reinsurance U.S.

The following table summarizes the statutory net income (loss) of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions:

	Statutory Net Income (Loss)
	Bermuda (1)	Switzerland (2)	U.K. (3)	U.S. (4)
Year ended December 31, 2024	$2,056,265	$312,000	$89,169	$(87,897)
Year ended December 31, 2023	2,699,083	225,751	158,258	(17,618)
Year ended December 31, 2022	(706,676)	(244,035)	(24,573)	35,344

(1)Includes Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., Vermeer, Fontana and Validus Re (which was acquired in on November 1, 2023). On October 1, 2024, Renaissance Reinsurance and Validus Re were amalgamated.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S., and Validus Switzerland and its Bermuda branch (which was acquired on November 1, 2023). On June 21, 2024 Validus Switzerland merged into RREAG.
(3)Includes Syndicate 1458.
(4)Includes Renaissance Reinsurance U.S.
The difference between statutory financial statements and statements prepared in accordance with GAAP varies by jurisdiction; however, the primary difference is that for the Company’s regulated entities the statutory financial statements generally do not reflect goodwill and intangible assets. Also, in the U.S., fixed maturity investments are generally recorded at amortized cost and deferred income tax is charged directly to equity. In the U.S. and Bermuda, deferred acquisition costs are generally not reflected in the statutory financial statements. In Switzerland, currency translation adjustment losses are directly charged to net income (loss), while translation gains are not admissible and reflected as translation reserve on the statutory balance sheet. In addition, fixed maturity investments are carried at the lower of amortized cost and market value and recognition of equalization reserves is allowed. The prudence principle standard also allows for valuating certain assets below their nominal value. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2024, 2023 and 2022.
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
The payment of dividends by the Company’s subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which the subsidiaries operate, including Bermuda, the U.S., the U.K., Switzerland, Australia, Singapore and Ireland. In addition, insurance laws require the Company’s insurance subsidiaries to maintain certain measures of solvency and liquidity.
Bermuda
Bermuda-registered insurance companies are regulated under the Bermuda Insurance Act 1978, as amended, and related regulations (collectively, the “Insurance Act”), which impose various requirements depending on a company’s classification under the Insurance Act. The Company and certain of its Bermuda-registered insurers are generally required to maintain available statutory economic capital and surplus at a level at least equal to their enhanced capital requirement (“ECR”), which is established by reference to the Bermuda Capital and Solvency Ratio (“BSCR”) model. The ECR may be adjusted by the BMA if it concludes that the insurer’s risk profile deviates significantly from the assumptions underlying its ECR or the insurer’s assessment of its risk management policies and practices used to calculate the ECR. The BMA has established a target capital level applicable to certain registration categories, and to insurance groups, equal to 120% of the applicable ECR. Failure to maintain statutory capital at least equal to the target capital level would likely result in increased BMA regulatory oversight. The Company and certain of its Bermuda-registered insurers are generally required to file an annual BSCR with the BMA. The Company’s 2023 group BSCR was filed with the BMA on May 31, 2024 with a BSCR ratio of 263%.
Renaissance Reinsurance and DaVinci Reinsurance are registered as Class 4 general business insurers, RenaissanceRe Specialty U.S. and Vermeer are registered as Class 3B general business insurers, and Fontana Reinsurance Ltd. and Fontana Reinsurance U.S. Ltd. are registered as Class 3A general business insurers under the Insurance Act. Class 4, Class 3B and Class 3A insurers are required to maintain available statutory economic capital and surplus at a target capital level equal to 120% of the ECR. Unlike other (re)insurers, special purpose insurers and collateralized insurers are fully funded to meet their (re)insurance obligations. RenaissanceRe Europe AG, Bermuda Branch, a Class 3B general business insurer, has modified requirements, which are addressed under Switzerland, below.
Class 4, Class 3B and Class 3A insurers are prohibited from declaring or paying any dividends if in breach of the required minimum solvency margin or minimum liquidity ratio, or if the declaration or payment of such dividend would cause the insurer to fail to meet the required minimum solvency margin or minimum liquidity ratio. Further, certain categories of insurers are prohibited to declare or pay dividends over certain thresholds without the BMA’s approval. These restrictions on declaring or paying dividends and distributions under the Insurance Act are in addition to the solvency requirements under the Bermuda Companies Act 1981.
Switzerland
RREAG is a reinsurance company licensed and supervised by the Swiss Financial Market Supervisory Authority FINMA (“FINMA”).The minimum capital requirement for a Swiss reinsurance company under the Insurance Supervisory Act for reinsurance license class C1 is CHF 10 million. RREAG must further maintain adequate solvency and provide for sufficient free and unencumbered capital in relation to its activities in accordance with the Swiss Solvency Test (“SST”). The solvency requirement is met if the available risk-bearing capital exceeds the required target capital. It is then assessed whether the identified available capital can meet the SST requirements and is sufficient to cover the company’s obligations in less favorable scenarios. RREAG maintains branch operations in Australia, Bermuda, the U.K. and the U.S., each in accordance with applicable local regulations, which may include statutory capital requirements.
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
U.K.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the U.K. Prudential Regulatory Authority (“PRA”). The amount of such deposit is calculated for each member through the completion of a quarterly capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The amount of FAL for Syndicate 1458 is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model.
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

Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. At December 31, 2024, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $125.5 million which can be paid in 2025. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the MIA. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the MIA. An extraordinary dividend includes any dividend whose fair market value together with that of other dividends or distributions made within the preceding twelve months exceeds the lesser of (1) ten percent of the insurer’s surplus as regards policyholders as of December 31 of the preceding year or (2) the insurer’s net investment income, excluding realized capital gains (as determined under statutory accounting principles), for the twelve month period ending December 31 of the preceding year and pro rata distributions of any class of the insurer’s own securities, plus any amounts of net investment income (subject to the foregoing exclusions), in the three calendar years prior to the preceding year which have not been distributed.
Multi-Beneficiary Reinsurance Trusts
Each of Renaissance Reinsurance, DaVinci Reinsurance, and RREAG was approved as a Trusteed Reinsurer and established a multi-beneficiary reinsurance trust (“MBRT”) to collateralize its (re)insurance liabilities. The MBRTs are subject to rules and regulations including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements.
The following table summarizes the assets held under trust and minimum amount required with respect to the MBRTs:

At December 31.	2024		2023
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
Renaissance Reinsurance (1)	$954,114	$554,119	$1,209,808	$910,646
DaVinci Reinsurance	179,849	47,179	174,352	114,203
RREAG (2)	1,463,275	1,312,796	1,342,339	1,298,712

(1) Renaissance Reinsurance and Validus Re amalgamated on October 1, 2024. Comparative information for 2023 has been reclassified to include Validus Re.
(2) RREAG and Validus Switzerland merged on June 21, 2024, with RREAG being the successor to the MBRTs held by Validus Switzerland.
Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Each of Renaissance Reinsurance, RREAG and DaVinci Reinsurance has been approved as a “certified reinsurer” eligible for collateral reduction in certain states, and are authorized to provide reduced collateral equal to 20%, 20% and 50%, respectively, of their net outstanding insurance liabilities to insurers domiciled in each of those states. Each of Renaissance Reinsurance, RREAG and DaVinci Reinsurance has established a multi-beneficiary reduced collateral reinsurance trust to collateralize its (re)insurance liabilities associated with cedants domiciled in those states. The reduced collateral reinsurance trusts are subject to rules and regulations including but not limited to certain minimum capital funding requirements, investment guidelines, capital distribution restrictions and regulatory reporting requirements.
The following table summarizes the assets held under trust and minimum amount required with respect to the reduced collateral reinsurance trusts:

At December 31.	2024		2023
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
Renaissance Reinsurance	$187,742	$83,622	$193,922	$129,380
DaVinci Reinsurance	220,542	73,210	215,560	125,184
RREAG	101,252	$67,671	103,632	75,380

NOTE 19. DERIVATIVE INSTRUMENTS
From time to time, the Company may enter into derivative instruments such as futures, options, swaps, forward contracts and other derivative contracts primarily to manage its foreign currency exposure, obtain exposure to a particular financial market, or for trading and to assume or hedge risk. The Company’s derivative instruments can be exchange traded or over-the-counter, with over-the-counter derivatives generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2024.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At December 31, 2024	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$4,198	$—	$4,198	Other assets	$—	$4,198
Foreign currency forward contracts (1)	16,275	—	16,275	Other assets	—	16,275
Foreign currency forward contracts (2)	4,085	—	4,085	Other assets	—	4,085
Commodity futures	5,933	—	5,933	Other assets	—	5,933
Commodity options	483	—	483	Other assets	—	483
Total derivative instruments not designated as hedges	30,974	—	30,974		—	30,974
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	3,564	—	3,564	Other assets	—	3,564
Total	$34,538	$—	$34,538		$—	$34,538

	Derivative Liabilities
At December 31, 2024	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$6,178	$—	$6,178	Other liabilities	$5,408	$770
Foreign currency forward contracts (1)	53,160	—	53,160	Other liabilities	5,632	47,528
Foreign currency forward contracts (2)	13,171	—	13,171	Other liabilities	—	13,171
Credit default swaps	1,675	—	1,675	Other liabilities	1,675	—
Equity futures	1,694	—	1,694	Other liabilities	—	1,694
Total derivative instruments not designated as hedges	75,878	—	75,878		12,715	63,163
Total	$75,878	$—	$75,878		$12,715	$63,163

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (loss) Recognized on Derivatives
Year ended December 31,		2024	2023	2022
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(81,400)	$3,877	$(86,863)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(27,918)	(877)	(51,401)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(32,687)	(11,761)	21,689
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(54,757)	(70,924)	(9,084)
Total return swaps (1)	Net realized and unrealized gains (losses) on investments	—	—	(6)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	3,379	(1,928)	(69,972)
Warrants	Net realized and unrealized gains (losses) on investments	(1,046)	—	632
Commodity options	Net realized and unrealized gains (losses) on investments	(4,517)	(4,553)	—
Commodity futures	Net realized and unrealized gains (losses) on investments	81,062	5,256	—
Total derivative instruments not designated as hedges		(117,884)	(80,910)	(195,005)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	6,194	205	6,466
Total		$(111,690)	$(80,705)	$(188,539)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At December 31, 2024, the Company had $7.1 billion of notional long positions and $3.1 billion of notional short positions of primarily U.S. treasury and non-US government bond futures contracts (2023 – $5.9 billion and $2.7 billion, respectively).
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
Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At December 31, 2024, the Company had outstanding underwriting related foreign currency contracts of $1.0 billion in notional long positions and $508.8 million in notional short positions, denominated in U.S. dollars (2023 - $805.2 million and $496.4 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At December 31, 2024, the Company had outstanding investment portfolio related foreign currency contracts of $345.0 million in notional long positions and $107.0 million in notional short positions, denominated in U.S. dollars (2023 - $420.7 million and $130.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At December 31, 2024, the Company had outstanding credit default swaps of $1.4 billion in notional positions to protect the investment portfolio against increasing credit risk and $Nil in notional positions to assume credit risk, denominated in U.S. dollars (2023 - $1.5 billion and $22.1 million, respectively).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At December 31, 2024, the Company had $437.2 million of notional long positions of equity futures (2023 - $Nil notional long positions).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio to assume risk and manage its exposures in the insurance industry. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At December 31, 2024, the Company had a $684.3 million of notional long positions of commodity futures, denominated in U.S. dollars (2023 - $255.2 million of notional long positions).
Commodity Options
The fair value of these derivatives is determined using market-based prices from pricing vendors. At December 31, 2024, the Company had $0.5 million of notional long positions of exchange traded commodity option contracts (2023 - $0.4 million of notional long positions). The notional amounts for options are based on the fair value of the underlying commodities as if the options were exercised at the reporting date.
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
As of December 31, 2024 and 2023, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

Year ended December 31,	2024	2023
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$61,120	$59,664
Derivative gains (losses)	$6,194	$205

NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
Concentration of Credit Risk
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and U.S. Government related entities, and money market securities, none of the Company’s fixed maturity and short term investments exceeded 10% of shareholders’ equity at December 31, 2024. Refer to “Note 7. Reinsurance,” for information with respect to reinsurance recoverable.
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
Letters of Credit and Other Commitments
At December 31, 2024, the Company’s banks have issued secured and unsecured letters of credit totaling $619.6 million in favor of certain ceding companies. In connection with the Company’s Top Layer joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital and surplus below a specified level.
Refer to “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.
Investment Commitments
The Company has committed capital to direct private equity investments, fund investments and investments in other ventures of $4.5 billion, of which $2.5 billion has been contributed at December 31, 2024. The Company’s remaining commitments to these investments at December 31, 2024 totaled $2.0 billion. These commitments do not have a defined contractual commitment date. In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
Indemnifications and Warranties
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2039 with a weighted average lease term of 5.9 years. Included in other assets and other liabilities at December 31, 2024 is a right-of-use asset of $83.8 million and a lease liability of $114.3 million, respectively, associated with the Company’s operating leases (2023 - $72.9 million and $103.9 million, respectively). During 2024, the Company recorded an operating lease expense of $14.8 million included in operational expenses (2023 - $12.8 million).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at December 31, 2024 is a right-of-use asset of $16.1 million and a lease liability of $21.0 million, respectively, associated with the Company’s finance leases (2023 - $16.6 million and $21.5 million, respectively). During 2024, the Company recorded interest expense of $2.1 million associated with its finance leases (2023 - $2.2 million) included in interest expense and amortization of its finance leases right-to-use asset of $0.5 million included in operational expenses (2023 - $0.5 million).

Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
2025	$15,657	$2,661
2026	16,461	2,661
2027	16,439	2,661
2028	16,328	2,146
2029	15,199	—
After 2029	70,656	—
Future minimum lease payments under existing leases	$150,740	$10,129

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

NOTE 21. SUBSEQUENT EVENTS
Share Repurchase Program
Subsequent to December 31, 2024 and through the period ended February 7, 2025, the Company repurchased 928,880 common shares at an aggregate cost of $227.7 million and an average price of $245.10 per common share.
On February 5, 2025, the Board approved a renewal of the authorized share repurchase program for an aggregate amount of up to $750 million.
DaVinci
Effective January 1, 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from third-party investors. At December 31, 2024, $69.7 million, representing the net amount received from investors other than the Company prior to January 1, 2025, is included in other liabilities on the Company’s consolidated balance sheet, and also included in cash flows provided by financing activities on the Company’s consolidated statements of cash flows for the year ended December 31, 2024. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 24.3%.
Fontana
Effective January 1, 2025, Fontana completed an equity capital raise of $100.0 million, comprised of $29.2 million from third-party investors and $70.8 million from RenaissanceRe. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to third-party investors and purchased an aggregate of $72.0 million of limited partner interest in Fontana from third-party investors. At December 31, 2024, $129.2 million, representing the net amount received from investors other than the Company prior to January 1, 2025, is included in other liabilities on the Company’s consolidated balance sheet, and also included in cash flows provided by financing activities on the Company’s consolidated statements of cash flows for the year ended December 31, 2024. The Company’s noncontrolling economic ownership in Fontana subsequent to these transactions was 28.7%.
Medici
Effective in January and February 2025, Medici issued an aggregate of $107.9 million of non-voting preference shares to investors, including $50.1 million to the Company, and redeemed an aggregate of $16.5 million of non-voting preference shares to investors, including $Nil to the Company. In January 2025, Medici declared a dividend of $15.2 million, all of which is payable to third-party investors. At December 31, 2024, $39.0 million, representing the amount received from investors other than the Company prior to January 1, 2025, is included in other liabilities on the Company’s consolidated balance sheet, and also included in cash flows provided by financing activities on the Company’s consolidated statements of cash flows for the year ended December 31, 2024. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 17.7% effective February 1, 2025.
California Wildfires
The California wildfires, commencing in January 2025, have led to a range of publicly available industry insured loss estimates. The Company expects its pre-tax net negative impact to be approximately 1.5% of the California wildfires’ aggregate industry insured loss. Based on a $50 billion aggregate industry insured loss, the Company estimates a pre-tax net negative impact on net income (loss) available (attributable) to common shareholders of approximately $750 million in the first quarter of 2025. The Company expects the wildfires will primarily impact its Property segment and, to a lesser extent, the Casualty and Specialty segment.
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
The Company’s assessment of the impact from the California wildfires is preliminary, and is based on, among other things, initial industry insured loss estimates, market share analysis, the application of modeling techniques, a review of in-force contracts and potential uncertainties relating to reinsurance recoveries. It is difficult at this time to provide an accurate estimate of the financial impact of the California wildfires, including as a result of the preliminary nature of the information provided thus far by industry participants, the magnitude and recency of the California wildfires, and other factors. The Company’s actual net negative impact from this event will be reflected in the first quarter 2025 results of operations, when reported.
Crash of American Airlines Flight 5342
On January 29, 2025, a helicopter collided with a commercial airline flight near Ronald Reagan Washington National Airport. The Company is in the preliminary stage of assessing the impact of this event on the Company’s financial results for the first quarter of 2025, and expects any impact would primarily be in the Casualty and Specialty segment. It is difficult at this time to provide an accurate estimate of the financial impact of this event given the preliminary nature of the information available, and other factors.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2024
	Amortized Cost or Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Type of investment:
Fixed maturity investments trading
U.S. treasuries	$11,062,641	$11,001,893	$11,001,893
Corporate	7,919,470	7,862,423	7,862,423
Residential mortgage-backed	1,761,607	1,707,056	1,707,056
Asset-backed	1,416,132	1,422,393	1,422,393
Agencies	633,726	623,489	623,489
Non-U.S. government	624,381	618,809	618,809
Commercial mortgage-backed	332,583	326,451	326,451
Total fixed maturity investments trading	23,750,540	23,562,514	23,562,514
Short term investments	$4,532,166	4,531,655	4,531,655
Equity investments		117,756	117,756
Other investments
Fund investments		2,128,499	2,128,499
Catastrophe bonds		1,984,396	1,984,396
Direct private equity investments		211,866	211,866
Total other investments		4,324,761	4,324,761
Investments in other ventures, under equity method		102,770	102,770
Total investments		$32,639,456	$32,639,456

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2024 AND 2023
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2024	2023
Assets
Fixed maturity investments trading, at fair value - amortized cost $153,742 at December 31, 2024 (2023 - $Nil)	$153,504	$—
Short term investments, at fair value - amortized cost $131,232 at December 31, 2024 (2023 - $277,917)	131,236	277,917
Total investments	284,740	277,917
Cash and cash equivalents	20,054	45,080
Investments in subsidiaries	10,732,129	9,632,226
Due from subsidiaries	7,919	52,816
Accrued investment income	1,052	—
Deferred tax asset	10,334	33,646
Receivable for investments sold	1,329	2,849
Other assets	681,322	660,818
Goodwill and other intangible assets	98,662	101,509
Total assets	$11,837,541	$10,806,861
Liabilities and Shareholders’ Equity
Liabilities
Debt	$1,138,119	$1,136,260
Due to subsidiaries	17,051	136,729
Other liabilities	108,359	78,915
Total liabilities	1,263,529	1,351,904
Shareholders’ Equity
Preference shares: $1.00 par value - 30,000 shares issued and outstanding at December 31, 2024 (2023 - 30,000)	750,000	750,000
Common shares: $1.00 par value - 50,180,987 shares issued and outstanding at December 31, 2024 (2023 - 52,693,887)	50,181	52,694
Additional paid-in capital	1,512,435	2,144,459
Accumulated other comprehensive income (loss)	(14,756)	(14,211)
Retained earnings	8,276,152	6,522,015
Total shareholders’ equity attributable to RenaissanceRe	10,574,012	9,454,957
Total liabilities and shareholders’ equity	$11,837,541	$10,806,861

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2024	2023	2022
Revenues
Net investment income	$58,166	$97,395	$46,966
Net foreign exchange gains (losses)	(23,916)	1,129	(46,796)
Other income (loss)	(95)	(907)	—
Net realized and unrealized gains (losses) on investments	(4,840)	(73,572)	(3,017)
Total revenues	29,315	24,045	(2,847)
Expenses
Operational expenses	15,866	32,066	14,818
Corporate expenses	86,314	98,493	39,614
Interest expense	59,384	40,416	15,315
Total expenses	161,564	170,975	69,747
Income (loss) before equity in net income (loss) of subsidiaries	(132,249)	(146,930)	(72,594)
Equity in net income (loss) of subsidiaries	2,017,805	2,708,061	(988,610)
Income (loss) before taxes	1,885,556	2,561,131	(1,061,204)
Income tax benefit (expense)	(15,196)	—	—
Net income (loss)	1,870,360	2,561,131	(1,061,204)
Dividends on preference shares	(35,375)	(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,834,985	$2,525,756	$(1,096,579)

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2024	2023	2022
Comprehensive income (loss)
Net income (loss)	$1,870,360	$2,561,131	$(1,061,204)
Change in net unrealized gains (losses) on investments, net of tax	1,045	1,082	(4,923)
Foreign currency translation adjustments, net of tax	(1,590)	169	370
Comprehensive income (loss) attributable to RenaissanceRe	$1,869,815	$2,562,382	$(1,065,757)

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2024	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$1,870,360	$2,561,131	$(1,061,204)
Less: equity in net income (loss) of subsidiaries	(2,017,805)	(2,708,061)	988,610
	(147,445)	(146,930)	(72,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	334	67,868	2,051
Other	142,051	72,691	36,601
Net cash provided by (used in) operating activities	(5,060)	(6,371)	(33,942)
Cash flows provided by (used in) investing activities:
Proceeds from sales and maturities of fixed maturity investments trading	309,490	1,613,740	198,341
Purchases of fixed maturity investments trading	(387,276)	(1,505,160)	(375,804)
Net sales (purchases) of short term investments	147,296	(211,370)	(21,037)
Dividends and return of capital from subsidiaries	1,079,438	1,097,301	1,009,108
Contributions to subsidiaries	(247,147)	(169,204)	(349,336)
Due to (from) subsidiary	(115,041)	(7,088)	(178,470)
Due to (from) subsidiary for the purchase of Validus Specialty	—	(45,467)	—
Purchase of Validus Holdings and Talbot Treaty Renewal Rights	—	(2,689,533)	—
Net cash provided by (used in) investing activities	786,760	(1,916,781)	282,802
Cash flows provided by (used in) financing activities:
Dividends paid – RenaissanceRe common shares	(80,850)	(75,112)	(64,675)
Dividends paid – preference shares	(35,375)	(35,375)	(35,396)
RenaissanceRe common share repurchases	(666,921)	—	(166,664)
RenaissanceRe common share issuance, net of expenses	—	1,351,608	—
Issuance of debt, net of expenses	—	740,581	—
Taxes paid on withholding shares	(23,580)	(20,518)	(10,911)
Net cash provided by (used in) financing activities	(806,726)	1,961,184	(277,646)
Effect of exchange rate changes on foreign currency cash	—	—	—
Net increase (decrease) in cash and cash equivalents	(25,026)	38,032	(28,786)
Cash and cash equivalents, beginning of year	45,080	7,048	35,834
Cash and cash equivalents, end of year	$20,054	$45,080	$7,048

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2024			Year ended December 31, 2024
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$234,652	$6,572,739	$1,193,695	$3,850,352	$—	$1,141,726	$758,554	$302,360	$3,833,636
Casualty and Specialty	1,317,707	14,730,752	4,756,720	6,245,408	—	4,191,255	1,885,313	194,228	6,118,580
Other	—	—	—	—	1,654,289	—	—	—	—
Total	$1,552,359	$21,303,491	$5,950,415	$10,095,760	$1,654,289	$5,332,981	$2,643,867	$496,588	$9,952,216

	December 31, 2023			Year ended December 31, 2023
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$274,288	$7,833,620	$1,158,294	$3,090,792	$—	$799,905	$600,127	$251,433	$2,967,309
Casualty and Specialty	1,477,149	12,653,249	4,977,841	4,380,341	—	2,773,604	1,274,907	123,749	4,500,504
Other	—	—	—	—	1,253,110	—	—	—	—
Total	$1,751,437	$20,486,869	$6,136,135	$7,471,133	$1,253,110	$3,573,509	$1,875,034	$375,182	$7,467,813

	December 31, 2022			Year ended December 31, 2022
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$202,999	$7,535,832	$1,002,149	$2,770,227	$—	$2,044,771	$547,210	$194,355	$2,847,659
Casualty and Specialty	968,739	8,356,741	3,556,958	3,563,762	—	2,294,069	1,021,396	82,336	4,348,501
Other	—	—	—	—	559,932	—	—	—	—
Total	$1,171,738	$15,892,573	$4,559,107	$6,333,989	$559,932	$4,338,840	$1,568,606	$276,691	$7,196,160

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

Property and Liability Premiums Earned	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year ended December 31, 2024	$1,097,726	$1,817,302	$10,815,336	$10,095,760	107%
Year ended December 31, 2023	$1,013,372	$1,614,432	$8,072,193	$7,471,133	108%
Year ended December 31, 2022	$1,105,164	$1,850,807	$7,079,632	$6,333,989	112%

SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2024	$1,552,359	$21,303,491	$—	$5,950,415	$10,095,760	$1,654,289
Year ended December 31, 2023	$1,751,437	$20,486,869	$—	$6,136,135	$7,471,133	$1,253,110
Year ended December 31, 2022	$1,171,738	$15,892,573	$—	$4,559,107	$6,333,989	$559,932

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2024	$6,184,315	$(851,334)	$2,643,867	$3,597,810	$9,952,216
Year ended December 31, 2023	$4,024,116	$(450,607)	$1,875,034	$2,995,678	$7,467,813
Year ended December 31, 2022	$4,586,422	$(247,582)	$1,568,606	$2,030,156	$7,196,160