Form 10-Q
period 2025-03-31
RENAISSANCERE HOLDINGS LTD
filed 2025-04-24
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at April 21, 2025 was 48,650,085.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2024 Large Loss Events”
the Baltimore Bridge Collapse, Hurricane Milton, Hurricane Helene, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024

“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), and the Other 2025 Large Loss Events
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on Base Erosion Profit Shifting
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Moody’s”	Moody’s Investors Service
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342 in January 2025, and certain refinery fires in the first quarter of 2025
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG

“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG, as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”	collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.
“U.K.”	United Kingdom
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund, a segregated account of Upsilon Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement
“Validus Holdings”	Validus Holdings, Ltd.
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Specialty”	Validus Specialty, LLC
“Validus Switzerland”	Validus Reinsurance (Switzerland) Ltd
“Vermeer”	Vermeer Reinsurance Ltd.

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
•collection on claimed retrocessional coverage, and new retrocessional reinsurance being available;
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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, which are discussed in more detail in our filings with the SEC, including our Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025, and Item 1A of this Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $23,266,328 at March 31, 2025 (December 31, 2024 – $23,750,540) (Notes 3 and 4)	$23,310,208	$23,562,514
Short term investments, at fair value – amortized cost $5,054,809 at March 31, 2025 (December 31, 2024 – $4,532,166) (Notes 3 and 4)	5,054,254	4,531,655
Equity investments, at fair value (Notes 3 and 4)	887,508	117,756
Other investments, at fair value (Notes 3 and 4)	4,239,952	4,324,761
Investments in other ventures, under equity method (Note 3)	101,227	102,770
Total investments	33,593,149	32,639,456
Cash and cash equivalents	1,632,797	1,676,604
Premiums receivable (Note 5)	8,437,901	7,290,228
Prepaid reinsurance premiums (Note 5)	1,213,867	888,332
Reinsurance recoverable (Notes 5 and 6)	4,577,895	4,481,390
Accrued investment income	216,780	238,290
Deferred acquisition costs and value of business acquired	1,684,843	1,552,359
Deferred tax asset	764,711	701,053
Receivable for investments sold	160,587	91,669
Other assets	664,706	444,037
Goodwill and other intangible assets	686,147	704,132
Total assets	$53,633,383	$50,707,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,857,131	$21,303,491
Unearned premiums	6,999,119	5,950,415
Debt (Note 7)	2,753,738	1,886,689
Reinsurance balances payable	2,857,122	2,804,344
Payable for investments purchased	551,871	150,721
Other liabilities	575,726	1,060,129
Total liabilities	36,594,707	33,155,789
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	6,690,173	6,977,749
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at March 31, 2025 (December 31, 2024 – 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value – 48,928,318 shares issued and outstanding at March 31, 2025 (December 31, 2024 – 50,180,987) (Note 10)	48,928	50,181
Additional paid-in capital (Note 10)	1,146,653	1,512,435
Accumulated other comprehensive income (loss)	(14,844)	(14,756)
Retained earnings (Note 10)	8,417,766	8,276,152
Total shareholders’ equity attributable to RenaissanceRe	10,348,503	10,574,012
Total liabilities, noncontrolling interests and shareholders’ equity	$53,633,383	$50,707,550

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2025 and 2024
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Revenues
Gross premiums written (Note 5)	$4,155,503	$3,990,684
Net premiums written (Note 5)	$3,443,529	$3,199,573
Decrease (increase) in unearned premiums	(722,748)	(755,663)
Net premiums earned (Note 5)	2,720,781	2,443,910
Net investment income (Note 3)	405,353	390,775
Net foreign exchange gains (losses)	(7,328)	(35,683)
Equity in earnings (losses) of other ventures (Note 3)	17,828	14,127
Other income (loss)	914	(50)
Net realized and unrealized gains (losses) on investments (Note 3)	332,940	(213,654)
Total revenues	3,470,488	2,599,425
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	2,743,758	1,166,123
Acquisition expenses	647,435	630,921
Operational expenses	100,185	106,184
Corporate expenses	22,810	39,252
Interest expense (Note 7)	27,086	23,104
Total expenses	3,541,274	1,965,584
Income (loss) before taxes	(70,786)	633,841
Income tax benefit (expense)	45,525	(15,372)
Net income (loss)	(25,261)	618,469
Net (income) loss attributable to redeemable noncontrolling interests	195,252	(244,827)
Net income (loss) attributable to RenaissanceRe	169,991	373,642
Dividends on preference shares (Note 10)	(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$161,147	$364,798
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$3.29	$6.96
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$3.27	$6.94

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Comprehensive income (loss)
Net income (loss)	$(25,261)	$618,469
Change in net unrealized gains (losses) on investments, net of tax	(299)	349
Foreign currency translation adjustments, net of tax	211	84
Comprehensive income (loss)	(25,349)	618,902
Comprehensive (income) loss attributable to redeemable noncontrolling interests	195,252	(244,827)
Comprehensive income (loss) attributable to RenaissanceRe	$169,903	$374,075

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Preference shares
Beginning balance	$750,000	$750,000
Ending balance	750,000	750,000
Common shares
Beginning balance	50,181	52,694
Repurchase of shares (Note 10)	(1,492)	—
Issuance of performance share and restricted stock awards (Note 10)	239	214
Ending balance	48,928	52,908
Additional paid-in capital
Beginning balance	1,512,435	2,144,459
Repurchase of shares (Note 10)	(359,654)	—
Change in redeemable noncontrolling interests	60	(736)
Issuance of performance share and restricted stock awards (Note 10)	(6,188)	(6,380)
Ending balance	1,146,653	2,137,343
Accumulated other comprehensive income (loss)
Beginning balance	(14,756)	(14,211)
Change in net unrealized gains (loss) on investments, net of tax	(299)	349
Foreign currency translation adjustments, net of tax	211	84
Ending balance	(14,844)	(13,778)
Retained earnings
Beginning balance	8,276,152	6,522,016
Net income (loss)	(25,261)	618,469
Net (income) loss attributable to redeemable noncontrolling interests	195,252	(244,827)
Dividends on common shares (Note 10)	(19,533)	(20,502)
Dividends on preference shares (Note 10)	(8,844)	(8,844)
Ending balance	8,417,766	6,866,312
Total shareholders’ equity attributable to RenaissanceRe	$10,348,503	$9,792,785

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2025	March 31, 2024
Cash flows provided by (used in) operating activities
Net income (loss)	$(25,261)	$618,469
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	3,735	16,028
Equity in undistributed (earnings) losses of other ventures	1,748	9,373
Net realized and unrealized (gains) losses on investments	(191,304)	155,848
Change in:
Premiums receivable	(1,147,673)	(1,150,653)
Prepaid reinsurance premiums	(325,535)	(358,083)
Reinsurance recoverable	(96,505)	350,606
Deferred acquisition costs and value of business acquired	(132,484)	(70,726)
Reserve for claims and claim expenses	1,553,640	(117,259)
Unearned premiums	1,048,704	1,111,480
Reinsurance balances payable	52,778	167,660
Other	(584,070)	(49,283)
Net cash provided by (used in) operating activities	157,773	683,460
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	4,269,486	6,892,412
Purchases of fixed maturity investments trading	(3,378,844)	(7,277,109)
Proceeds from sales of equity investments	175	8
Purchases of equity investments	(766,556)	(289)
Proceeds from sales of short term investments	9,231,755	7,423,756
Purchases of short term investments	(9,732,307)	(7,437,688)
Proceeds from sales of other investments	227,489	288,262
Purchases of other investments	(350,443)	(193,373)
Purchases of investments in other ventures	(281)	(643)
Return of investments in other ventures	97	214
Net cash provided by (used in) investing activities	(499,429)	(304,450)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(19,533)	(20,501)
Dividends paid – preference shares	(8,844)	(8,844)
RenaissanceRe common share repurchases	(357,712)	—
Issuance of debt, net of expenses	791,281	—
Repayment of Medici Revolving Credit Facility	—	(75,000)
Drawdown of Medici Revolving Credit Facility	75,000	—
Subscriptions of third-party redeemable noncontrolling interest shares	25,496	71,242
Redemptions of third-party redeemable noncontrolling interest shares	(193,901)	(590,149)
Taxes paid on withholding shares	(21,431)	(21,323)
Net cash provided by (used in) financing activities	290,356	(644,575)
Effect of exchange rate changes on foreign currency cash	7,495	(5,214)
Net increase (decrease) in cash and cash equivalents	(43,805)	(270,779)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,632,799	$1,606,739

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe Holdings Ltd. (“RenaissanceRe” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K”). RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Through its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
These consolidated financial statements include the results of the Company, its subsidiaries, and all variable interest entities in which the Company is considered to be the primary beneficiary.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2024, except as described below.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At March 31, 2025	At December 31, 2024
U.S. treasuries	$11,199,657	$11,001,893
Corporate (1)	7,795,056	7,862,423
Asset-backed	1,396,178	1,422,393
Residential mortgage-backed	1,393,065	1,707,056
Agencies	617,537	623,489
Non-U.S. government	600,986	618,809
Commercial mortgage-backed	307,729	326,451
Total fixed maturity investments trading	$23,310,208	$23,562,514

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,385,679	$1,383,945	$1,374,089	$1,373,838
Due after one through five years	12,292,015	12,368,118	12,139,153	12,131,114
Due after five through ten years	6,079,871	6,108,091	6,339,563	6,246,506
Due after ten years	376,444	353,082	387,413	355,156
Mortgage-backed	1,737,576	1,700,794	2,094,190	2,033,507
Asset-backed	1,394,743	1,396,178	1,416,132	1,422,393
Total	$23,266,328	$23,310,208	$23,750,540	$23,562,514

Equity Investments
The following table summarizes the fair value of equity investments:

	At March 31, 2025	At December 31, 2024
Fixed income exchange traded funds	$764,191	$—
Financials	121,277	116,400
Industrial, utilities and energy	801	312
Consumer	482	154
Basic materials	446	595
Communications and technology	253	263
Healthcare	58	32
Total	$887,508	$117,756

Pledged Investments
At March 31, 2025, $9.6 billion (December 31, 2024 - $10.3 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.5 billion (December 31, 2024 - $3.1 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At March 31, 2025, the Company held $107.2 million (December 31, 2024 - $169.4 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Fixed maturity investments trading	$284,723	$257,289
Short term investments	41,029	46,791
Equity investments
Fixed income exchange traded funds	1,184	—
Other equity investments	726	560
Other investments
Catastrophe bonds	54,754	58,249
Other	18,723	17,925
Cash and cash equivalents	11,110	14,722
	412,249	395,536
Investment expenses	(6,896)	(4,761)
Net investment income	$405,353	$390,775

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Gross realized gains on fixed maturity investments trading	$38,961	$69,389
Gross realized losses on fixed maturity investments trading	(28,926)	(59,593)
Net realized gains (losses) on fixed maturity investments trading	10,035	9,796
Net unrealized gains (losses) on fixed maturity investments trading	226,240	(211,996)
Net realized and unrealized gains (losses) on fixed maturity investments trading	236,275	(202,200)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	141,646	(57,806)
Net realized gains (losses) on equity investments	8	—
Net unrealized gains (losses) on equity investments	2,950	13,097
Net realized and unrealized gains (losses) on equity investments	2,958	13,097
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(40,413)	18,907
Net realized and unrealized gains (losses) on other investments - other	(7,526)	14,348
Net realized and unrealized gains (losses) on investments	$332,940	$(213,654)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$11,199,657	$11,199,657	$—	$—
Corporate (1)	7,795,056	—	7,795,056	—
Residential mortgage-backed	1,393,065	—	1,393,065	—
Asset-backed	1,396,178	—	1,396,178	—
Agencies	617,537	—	617,537	—
Non-U.S. government	600,986	—	600,986	—
Commercial mortgage-backed	307,729	—	307,729	—
Total fixed maturity investments trading	23,310,208	11,199,657	12,110,551	—
Short term investments	5,054,254	44,219	5,010,035	—
Equity investments
Fixed income exchange traded funds	764,191	764,191	—	—
Other equity investments	123,317	123,317	—	—
Total equity investments	887,508	887,508	—	—
Other investments
Catastrophe bonds	1,653,148	—	1,653,148	—
Direct private equity investments	207,676	—	168,689	38,987
Fund investments (2)	2,379,128	—	—	—
Total other investments	4,239,952	—	1,821,837	38,987
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(234)	—	—	(234)
Derivative assets (4)	24,277	16,000	8,277	—
Derivative liabilities (4)	(18,656)	(4,198)	(14,458)	—
Total other assets and (liabilities)	5,387	11,802	(6,181)	(234)
	$33,497,309	$12,143,186	$18,936,242	$38,753

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
(2)Fund investments, which may include private equity funds, private credit funds, hedge funds and insurance-linked securities funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(3)Included in assumed and ceded (re)insurance contracts at March 31, 2025 was $1.1 million of other assets and $1.3 million of other liabilities.
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
(2)Fund investments, which may include private equity funds, private credit funds, hedge funds and insurance-linked securities funds, are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
U.S. Treasuries
Level 1 - At March 31, 2025, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 4.0% and a weighted average credit quality of AA (December 31, 2024 - 4.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At March 31, 2025, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.3% and a weighted average credit quality of BBB (December 31, 2024 - 5.5% and BBB, respectively).
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
Agencies
Level 2 - At March 31, 2025, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2024 - 4.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At March 31, 2025, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.2% and a weighted average credit quality of AA (December 31, 2024 - 4.5% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At March 31, 2025, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.2%, a weighted average credit quality of AA, and a weighted average life of 7.3 years (December 31, 2024 - 5.4%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At March 31, 2025, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 5.6%, a weighted average credit quality of AAA, and a weighted average life of 3.6 years (December 31, 2024 - 5.7%, AAA and 3.8 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At March 31, 2025, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 5.9%, a weighted average credit quality of AAA and a weighted average life of 4.6 years (December 31, 2024 - 5.9%, AAA and 4.7 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short Term Investments
Level 1 - At March 31, 2025, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 4.3% and a weighted average credit quality of AA (December 31, 2024 - 4.2% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At March 31, 2025, the Company’s other short term investments had a weighted average yield to maturity of 4.3% and a weighted average credit quality of AAA (December 31, 2024 - 4.4% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - At March 31, 2025, the Company’s other investments included $168.7 million (December 31, 2024 - $168.1 million) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At March 31, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$38,987	Internal valuation model	Discount rate	14.0%
			Liquidity discount	10.0%
Total other investments	38,987
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(234)	Internal valuation model	Net undiscounted cash flows	$12,702
			Expected loss ratio	0.9%
			Discount rate	4.0%
Total other assets and (liabilities)	(234)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$38,753

At December 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$43,777	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Total other investments	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(405)	Internal valuation model	Net undiscounted cash flows	$12,657
			Expected loss ratio	1.2%
			Discount rate	4.4%
Total other assets and (liabilities)	(405)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$43,372

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$43,777	$(405)	$43,372
Net investment income	69	—	69
Net realized and unrealized gains (losses) on investments	(4,873)	—	(4,873)
Other income (loss)	—	367	367
Net foreign exchange gains (losses)	14	—	14
Settlements	—	(196)	(196)
Balance - March 31, 2025	$38,987	$(234)	$38,753

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Net investment income	63	—	—	63
Other income (loss)	—	—	(143)	(143)
Net foreign exchange gains (losses)	(4)	—	—	(4)
Purchases	—	—	141	141
Settlements	—	(225)	—	(225)
Balance - March 31, 2024	$59,964	$97,433	$(517)	$156,880

Other Investments
Direct Private Equity Investments
Level 3 - At March 31, 2025, the Company’s other investments included $39.0 million (December 31, 2024 - $43.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - During the fourth quarter of 2024, the Company disposed of its investment in a term loan. At March 31, 2024, the Company’s other investments included a $97.4 million investment which was recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model were the cash flow projection of the associated term loan, and the discount rate. The discount rate used was based on the Secured Overnight Financing Rate (“SOFR”), which was then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At March 31, 2025, the Company had a $0.2 million net liability (December 31, 2024 - $0.4 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to present value the net cash flows. The contract period and acquisition expense ratio are considered an observable input as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.

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
Debt
Included on the Company’s consolidated balance sheet at March 31, 2025 were debt obligations of $2.8 billion (December 31, 2024 - $1.9 billion). At March 31, 2025, the fair value of the Company’s debt obligations was $2.7 billion (December 31, 2024 - $1.9 billion).
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

	At March 31, 2025	At December 31, 2024
Other investments	$4,239,952	$4,324,761
Other assets	$1,100	$2,029
Other liabilities	$1,334	$2,434

The change in fair value of other investments resulted in net unrealized losses on investments for the three months ended March 31, 2025 of $49.0 million (March 31, 2024 - gains of $26.0 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At March 31, 2025	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,268,388	$1,253,591	See below	See below	See below
Private equity funds	630,765	694,912	See below	See below	See below
Hedge funds	338,891	—	See below	See below	See below
Insurance-linked securities funds	141,084	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,379,128	$1,948,503

At December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,181,146	$1,284,699	See below	See below	See below
Private equity funds	609,105	664,234	See below	See below	See below
Hedge funds	338,248	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,128,499	$1,948,933

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
Insurance-Linked Securities (“ILS”) Funds
Effective March 3, 2025, the Company made an investment in RenaissanceRe Medici UCITS Fund (“Medici UCITS”), a sub-fund of RenaissanceRe Medici ICAV, whose primary investment objective is to invest substantially all of its assets in global insurance-linked securities, specifically catastrophe bonds. Medici UCITS is considered a related party and the Company has elected to account for its investment at fair value, for consistency in reporting with its other fund investments. The Company can redeem from Medici UCITS fortnightly with a minimum of four business days’ prior written notice, subject to certain redemption gates. The Company has no outstanding commitment to Medici UCITS.
During the three months ended March 31, 2025, investors subscribed for $341.5 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company. For the three months ended March 31, 2025, net income of $1.1 million from Medici UCITS was attributable to the Company. At March 31, 2025, the total net asset value of Medici UCITS was $348.8 million, of which $141.1 million was attributable to the Company, and the Company’s ownership in Medici UCITS was 40.4%.

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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
Other Investments	Carrying Amount	Unfunded Commitments	Total
At March 31, 2025	$2,105,096	$1,864,244	$3,969,341
At December 31, 2024	$1,993,362	$1,863,142	$3,856,504

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended
	March 31, 2025	March 31, 2024
Premiums Written
Direct	$243,656	$320,657
Assumed	3,911,847	3,670,027
Ceded	(711,974)	(791,111)
Net premiums written	$3,443,529	$3,199,573
Premiums Earned
Direct	$251,894	$279,742
Assumed	2,855,327	2,597,198
Ceded	(386,440)	(433,030)
Net premiums earned	$2,720,781	$2,443,910
Claims and Claim Expenses
Gross claims and claim expenses incurred	$3,104,842	$1,159,623
Claims and claim expenses recovered	(361,084)	6,500
Net claims and claim expenses incurred	$2,743,758	$1,166,123

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
At March 31, 2025, the Company’s premiums receivable balance was $8.4 billion (December 31, 2024 - $7.3 billion). Of the Company’s premiums receivable balance as of March 31, 2025, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $4.0 million at March 31, 2025 (December 31, 2024 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$4,631	$3,514
Provision for (release of) allowance	(676)	1,450
Ending balance	$3,955	$4,964

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At March 31, 2025, the Company’s reinsurance recoverable balance was $4.6 billion (December 31, 2024 - $4.5 billion). Of the Company’s reinsurance recoverable balance at March 31, 2025, 54.2% is fully collateralized by the Company’s reinsurers, 45.0% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.8% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2024 - 55.7%, 43.2% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 10.7%, 10.6% and 8.2%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2025 (December 31, 2024 - 12.6%, 11.0% and 8.3%, respectively). The provision for current expected credit losses was $10.8 million at March 31, 2025 (December 31, 2024 - $11.7 million). The three largest company-specific components of the provision for current expected credit losses represented 21.2%, 8.0% and 6.2%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2025 (December 31, 2024 - 23.9%, 7.2% and 5.9%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$11,730	$13,280
Provision for (release of) allowance	(907)	(1,291)
Ending balance	$10,823	$11,989

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses are a combination of case reserves, additional case reserves (“ACR”) and incurred but not reported losses and incurred but not enough reported losses (collectively referred to as “IBNR”). Case reserves are losses reported to the Company by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, either the Company establishes, or the Company’s clients report, ACR. Client reported ACR represents the client’s estimate of additional contract specific claims in excess of the case reserves they have reported to the Company. ACR established by the Company represents the Company’s estimates for claims related to specific contracts which the Company believes may not be adequately estimated by the client as of that date or is not within the IBNR. The Company establishes IBNR using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in the unaudited consolidated financial statements.
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At March 31, 2025	Case Reserves	ACR	IBNR	Total
Property	$1,991,539	$1,841,944	$3,703,176	$7,536,659
Casualty and Specialty	3,147,473	282,534	11,890,465	15,320,472
Total	$5,139,012	$2,124,478	$15,593,641	$22,857,131

At December 31, 2024
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

Activity in the reserve for claims and claim expenses is summarized as follows:

	Three months ended
	March 31, 2025	March 31, 2024
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$16,822,101	$15,142,583
Net incurred related to:
Current year	2,939,632	1,263,204
Prior years	(195,874)	(97,081)
Total net incurred	2,743,758	1,166,123
Net paid related to:
Current year	492,114	40,657
Prior years	888,032	872,205
Total net paid	1,380,146	912,862
Foreign exchange and other (1)	93,523	(19,914)
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,279,236	15,375,930
Reinsurance recoverable, end of period	4,577,895	4,993,680
Reserve for claims and claim expenses, end of period	$22,857,131	$20,369,610

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

	(Favorable) Adverse Development
Three months ended March 31,	2025	2024
Property	$(187,058)	$(94,667)
Casualty and Specialty	(8,816)	(2,414)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(195,874)	$(97,081)

Changes to prior year estimated net claims and claim expenses increased net income by $195.9 million during the three months ended March 31, 2025 (2024 - $97.1 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the prior year net development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other small catastrophe events and attritional loss movements:

Three months ended March 31,	2025
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2024 Large Loss Events (1)	$460
2023 Large Loss Events (2)	(10,936)
2022 Weather-Related Large Losses (3)	(25,570)
2021 Weather-Related Large Losses (4)	(18,143)
2020 Weather-Related Large Loss Events (5)	(1,536)
2019 Large Loss Events (6)	613
2018 Large Loss Events (7)	(5,388)
2017 Large Loss Events (8)	(9,164)
Total large catastrophe events	(69,664)
Total small catastrophe events and attritional loss movements	(117,394)
Total catastrophe and attritional net claims and claim expenses	(187,058)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(187,058)

(1)“2024 Large Loss Events” includes Hurricane Milton, Hurricane Helene, the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, Hurricane Beryl, and certain aggregate loss contracts triggered during 2024.
(2)“2023 Large Loss Events” includes earthquakes in Southern and Central Turkey, Cyclone Gabrielle, flooding in northern New Zealand, various wind and thunderstorm events in both the Southern and Midwest U.S., severe weather events in Texas and other Southern and Central U.S. states, wildfires in Hawaii, Hurricanes Idalia and Otis, Storm Ciaran, and certain aggregate loss contracts triggered during 2023.
(3)“2022 Weather-Related Large Losses” includes Hurricanes Ian, Fiona and Nicole, floods in Eastern Australia, Storm Eunice, severe weather in France, typhoons in Asia, Winter Storm Elliott, and loss estimates associated with certain aggregate loss contracts.
(4)“2021 Weather-Related Large Losses” includes Winter Storm Uri, European Floods, Hurricane Ida, hail storm in Europe, wildfires in California, tornadoes in the Central and Midwest U.S., the Midwest Derecho, and losses associated with aggregate loss contracts.
(5)“2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(6)“2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
(7)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricane Florence, wildfires in California, Hurricane Michael and certain losses associated with aggregate loss contracts.
(8)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, wildfires in California, and certain losses associated with aggregate loss contracts.
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2021 to 2023 accident years.
The net favorable development on other small catastrophe events and attritional loss movements was primarily related to the other property class of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.

Three months ended March 31,	2024
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events	$1,569
2022 Weather-Related Large Losses	(8,574)
2021 Weather-Related Large Losses	(36,228)
2020 Weather-Related Large Loss Events	(6,128)
2019 Large Loss Events	(4,053)
2018 Large Loss Events	(9,461)
2017 Large Loss Events	(7,288)
Total large catastrophe events	(70,163)
Total small catastrophe events and attritional loss movements	(24,504)
Total catastrophe and attritional net claims and claim expenses	(94,667)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(94,667)

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
Casualty and Specialty Segment
The following table details the net development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

	(Favorable) Adverse Development
Three months ended March 31,	2025	2024
Actuarial methods - actual reported claims less than expected claims	$(8,816)	$(2,414)
Actuarial assumption changes	—	—
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(8,816)	$(2,414)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the three months ended March 31, 2025, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes of business, partially offset by adverse experience in the general liability line of business.
The net favorable development of prior accident years net claims and claim expenses in the three months ended March 31, 2024 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses driven by favorable experience, principally within the Company’s other specialty and credit classes of business, partially offset by adverse experience in the general casualty class of business.

NOTE 7. DEBT AND CREDIT FACILITIES
At March 31, 2025, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2024, except as described below or otherwise disclosed. Refer to Note 15. “Subsequent Events” for additional information related to the Company’s debt obligations and credit facilities subsequent to March 31, 2025.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At March 31, 2025, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At March 31, 2025		At December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.950% Senior Notes due 2035 (DaVinci) (1)	$293,652	$297,593	$—	$—
5.800% Senior Notes due 2035	497,925	493,704	—	—
5.750% Senior Notes due 2033	748,148	742,300	755,693	742,068
3.600% Senior Notes due 2029	381,672	396,279	376,816	396,051
3.450% Senior Notes due 2027	293,037	298,888	290,070	298,765
3.700% Senior Notes due 2025 (2)	299,904	300,000	299,550	299,908
4.750% Senior Notes due 2025 (DaVinci) (1)	149,951	149,974	149,363	149,897
Total senior notes	2,664,289	2,678,738	1,871,492	1,886,689
Medici Revolving Credit Facility (3)	75,000	75,000	—	—
Total debt	$2,739,289	$2,753,738	$1,871,492	$1,886,689

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
(2)The 3.700% Senior Notes due 2025 were repaid in full at maturity on April 1, 2025. Refer to Note 15. “Subsequent Events” for additional information.
(3)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions.
5.950% Senior Notes due 2035 of DaVinci
On March 5, 2025, DaVinciRe Holdings Ltd. (“DaVinci”) issued $300.0 million principal amount of its 5.950% Senior Notes due April 15, 2035, with interest on the notes payable on April 15 and October 15, commencing with October 15, 2025 (the “2035 DaVinci Senior Notes”). The 2035 DaVinci Senior Notes, which are senior obligations, may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before January 15, 2035. The 2035 DaVinci Senior Notes contain various covenants including restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries, limitations on mergers, amalgamations and consolidations, limitations on third-party investor redemptions, a leverage covenant and a covenant to maintain certain ratings. The net proceeds from this offering are intended to be used to repay, in full, the $150.0 million outstanding principal amount of DaVinci’s 4.750% Senior Notes due 2025 at maturity on May 1, 2025, and the remainder of the net proceeds for general corporate purposes.
5.800% Senior Notes due 2035
On February 25, 2025, the Company issued $500.0 million of its 5.800% Senior Notes due April 1, 2035, with interest on the notes payable on April 1 and October 1 of each year, commencing on October 1, 2025.

The notes are redeemable at the applicable redemption price, subject to the terms described in the indenture for the notes. However, the notes (i) may not be redeemed at any time prior to February 25, 2028 without approval of the Bermuda Monetary Authority (the “BMA”) and (ii) may not be redeemed or repaid at any time if enhanced capital requirements, as established by the BMA, would be breached immediately before or after giving effect to the redemption or repayment of such notes, unless, in each case, RenaissanceRe replaces the capital represented by the notes to be redeemed or repaid with capital having equal or better capital treatment as the notes under applicable BMA rules. The notes contain various covenants including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries. The Company received net proceeds of approximately $493.5 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include the redemption, repayment or refinancing of certain indebtedness.
3.700% Senior Notes due 2025 of RenaissanceRe Finance
On March 24, 2015, RenaissanceRe Finance issued $300.0 million principal amount of its 3.700% Senior Notes due April 1, 2025, with interest on the notes payable on April 1 and October 1 of each year. The notes were fully and unconditionally guaranteed by RenaissanceRe. On April 1, 2025, RenaissanceRe Finance repaid in full at maturity the aggregate principal amount of $300.0 million, plus applicable accrued interest, of the 3.700% Senior Notes due 2025. Refer to Note 15. “Subsequent Events.”
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At March 31, 2025	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	216,171
Unsecured	306,316
$597,487

(1)At March 31, 2025, no amounts were issued or drawn under this facility.
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
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At March 31, 2025	At December 31, 2024
Redeemable noncontrolling interest - DaVinci	$2,992,338	$3,061,708
Redeemable noncontrolling interest - Medici	1,469,402	1,646,745
Redeemable noncontrolling interest - Vermeer	1,692,777	1,799,857
Redeemable noncontrolling interest - Fontana	535,656	469,439
Redeemable noncontrolling interests	$6,690,173	$6,977,749

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2025	March 31, 2024
Redeemable noncontrolling interest - DaVinci	$(112,441)	$148,013
Redeemable noncontrolling interest - Medici	15,163	46,269
Redeemable noncontrolling interest - Vermeer	(107,080)	52,971
Redeemable noncontrolling interest - Fontana	9,106	(2,426)
Net income (loss) attributable to redeemable noncontrolling interests	$(195,252)	$244,827

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”). RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 24.3% at March 31, 2025 (December 31, 2024 - 25.4%).
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
2025
During the three months ended March 31, 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 24.3%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2025, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $26.9 million as a result of redemptions of shares from and distributions to third-party investors.
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

During the three months ended March 31, 2024, RenaissanceRe received no subscriptions of shares in DaVinci by third-party investors, and paid $355.6 million as a result of redemptions of shares from third-party investors.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$3,061,708	$2,541,482
Redemption of shares from redeemable noncontrolling interests	(26,929)	(355,702)
Sale of shares to redeemable noncontrolling interests, net of adjustments	70,000	300,762
Net income (loss) attributable to redeemable noncontrolling interest	(112,441)	148,013
Ending balance	$2,992,338	$2,634,555

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
2025
During the three months ended March 31, 2025, investors subscribed for $111.6 million of the participating, non-voting common shares of Medici, including $50.1 million from the Company. In addition, investors redeemed $378.8 million, of the participating, non-voting common shares of Medici, including $140.0 million from the Company. Of the total redemption of $378.8 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company. Third party investors also received $15.3 million in dividends. As a result of these transactions, the Company’s noncontrolling economic ownership in Medici was 13.0% at March 31, 2025. Refer to Note 4. “Fair Value Measurements” for additional information related to the Company’s investment in Medici UCITS.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2025, RenaissanceRe received cash inflows of $25.5 million from subscriptions of shares in Medici by third-party investors and paid $264.1 million as a result of redemptions of shares from and dividends to third-party investors.
2024
During the three months ended March 31, 2024, investors subscribed for $146.2 million, and redeemed $45.6 million, of the participating, non-voting common shares of Medici. Investors also received $18.4 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 11.4% at March 31, 2024.
During the three months ended March 31, 2024, RenaissanceRe received $70.7 million from subscriptions of shares in Medici by third-party investors, and paid $59.4 million as a result of redemptions of shares from third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.

The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$1,646,745	$1,650,229
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(238,795)	(45,567)
Sale of shares to redeemable noncontrolling interests	61,603	146,242
Net income (loss) attributable to redeemable noncontrolling interest	15,163	46,269
Dividends on common shares	(15,314)	(18,410)
Ending balance	$1,469,402	$1,778,763

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
2025
During the three months ended March 31, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
2024
During the three months ended March 31, 2024, Vermeer declared and paid dividends of $175.0 million to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$1,799,857	$1,555,297
Dividends on common shares	—	(175,000)
Net income (loss) attributable to redeemable noncontrolling interest	(107,080)	52,971
Ending balance	$1,692,777	$1,433,268

Redeemable Noncontrolling Interest – Fontana
Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to assume casualty and specialty risks in line with the Company’s book of business. RenaissanceRe owns a noncontrolling economic interest in Fontana and controls a majority of Fontana’s outstanding voting rights. The Company concluded that Fontana meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The

Company evaluated its relationship with Fontana and concluded it is the primary beneficiary of Fontana, as it has power over the activities that most significantly impact the economic performance of Fontana. As a result, the Company consolidates Fontana and all significant inter-company transactions have been eliminated. The portion of Fontana’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company may be obligated to repurchase all or a portion of the limited partner interest held by limited partners of Fontana upon request, subject to certain restrictions. The Company has not provided any financial or other support to Fontana that it was not contractually required to provide.
2025
During the three months ended March 31, 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to other third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana to other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 28.7% at March 31, 2025.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2025, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $64.8 million as a result of redemptions of the limited partner interest from third-party investors.
2024
During the three months ended March 31, 2024, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its limited partner interest in Fontana to third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at March 31, 2024.
During the three months ended March 31, 2024, RenaissanceRe received no subscriptions for the limited partner interest of Fontana by third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended
	March 31, 2025	March 31, 2024
Beginning balance	$469,439	$353,823
Redemption of capital from redeemable noncontrolling interest	(72,044)	—
Contribution of capital by redeemable noncontrolling interest	129,155	100,000
Net income (loss) attributable to redeemable noncontrolling interest	9,106	(2,426)
Ending balance	$535,656	$451,397

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
2025
During the three months ended March 31, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $25.3 million of capital to investors of Upsilon RFO Diversified I, II and III, including $Nil to the Company and returned $15.1 million to investors of Upsilon RFO Diversified IV, including $Nil to the Company. At March 31, 2025, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 13.5%.
At March 31, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $1.5 billion and $1.5 billion, respectively (December 31, 2024 - $2.4 billion and $2.4 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $47.9 million (December 31, 2024 - $60.5 million) is attributable to the Company, and $320.2 million (December 31, 2024 - $282.2 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $107.0 million (December 31, 2024 - $88.3 million) is attributable to third-party investors.
2024
During the three months ended March 31, 2024, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $109.3 million of capital to investors of Upsilon RFO Diversified I, II and III, including $13.0 million to the Company. At March 31, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 14.6%.
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
2025
During the three months ended March 31, 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $24.2 million of capital to investors. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.5 million at March 31, 2025 (December 31, 2024 - $0.5 million). At March 31, 2025, the total assets and total liabilities of Upsilon Diversified were $354.5 million and $37.3 million, respectively (December 31, 2024 - $440.6 million and $140.9 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $325.7 million at March 31, 2025 (December 31, 2024 - $304.0 million).
2024
During the three months ended March 31, 2024, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $90.0 million of capital to investors.
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
2025
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.7 million at March 31, 2025 (December 31, 2024 - $1.7 million). At March 31, 2025, the total assets and total liabilities of NOC1 were $175.4 million and $1.1 million, respectively (December 31, 2024 - $173.4 million and $2.2 million, respectively).
2024
During the three months ended March 31, 2024, investors subscribed for $20.0 million of non-voting preference shares.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At March 31, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $1.9 billion and $229.6 million, respectively (December 31, 2024 - $1.9 billion and $93.0 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.7 billion at March 31, 2025 (December 31, 2024 - $1.8 billion).

Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At March 31, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $2.4 billion and $1.7 billion, respectively (December 31, 2024 - $2.2 billion and $1.6 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $535.7 million at March 31, 2025 (December 31, 2024 - $469.4 million).
Mona Lisa Re Ltd.
Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled special purpose insurer (“SPI”), provides reinsurance capacity to subsidiaries of RenaissanceRe through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors.
Upon issuance of a series of notes by Mona Lisa Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”) and/or DaVinci Reinsurance underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $44.5 million and $11.2 million, respectively, during the three months ended March 31, 2025 (2024 - $18.9 million and $4.7 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $17.4 million and $4.4 million, respectively, during the three months ended March 31, 2025 (2024 - $8.3 million and $2.1 million, respectively).
At March 31, 2025, the total assets and total liabilities of Mona Lisa Re were $992.3 million and $992.3 million, respectively (December 31, 2024 - $936.1 million and $936.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $5.3 million at March 31, 2025 (December 31, 2024 - $7.0 million).
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
The only transactions related to Tailwind Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by certain former Validus entities, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance. The Company fully redeemed its investments in principal-at-risk variable rate notes issued by Tailwind Re in the first quarter of 2024 and has not provided financial or other support to Tailwind Re that it was not contractually required to provide.
The Company did not renew the ceded reinsurance contracts with Tailwind Re in the first quarter of 2025. The Company recognized ceded premiums written and ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $42.7 million and $10.6 million, respectively, during the three months ended March 31, 2024. At March 31, 2025, the total assets and total liabilities of Tailwind Re were $86.1 million and $86.1 million, respectively (December 31, 2024 - $416.8 million and $416.8 million, respectively).
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

The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $3.5 million at March 31, 2025 (December 31, 2024 - $3.6 million). At March 31, 2025, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $2.1 billion and $1.1 billion, respectively (December 31, 2024 - $3.0 billion and $1.3 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.40 per common share, payable to common shareholders of record on March 14, 2025, and the Company paid the dividends on March 31, 2025.
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
During the three months ended March 31, 2025, the Company paid $8.8 million in preference share dividends (2024 - $8.8 million) and $19.5 million in common share dividends (2024 - $20.5 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 5, 2025, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During the three months ended March 31, 2025, the Company repurchased 1,491,816 common shares at an aggregate cost of $361.1 million and an average price of $242.08 per common share. At March 31, 2025, $601.5 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program subsequent to March 31, 2025.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2025	March 31, 2024
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$161,147	$364,798
Amount allocated to participating common shareholders (1)	(2,365)	(5,273)
Net income (loss) allocated to RenaissanceRe common shareholders	$158,782	$359,525
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	48,334	51,678
Per common share equivalents of non-vested shares (2)	180	150
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	48,514	51,828
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$3.29	$6.96
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.27	$6.94

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,130,833	$2,024,670	$—	$4,155,503
Net premiums written	$1,690,994	$1,752,535	$—	$3,443,529
Net premiums earned	$1,247,950	$1,472,831	$—	$2,720,781
Net claims and claim expenses incurred	1,623,257	1,120,501	—	2,743,758
Acquisition expenses	167,645	479,790	—	647,435
Operational expenses	64,266	35,919	—	100,185
Underwriting income (loss)	$(607,218)	$(163,379)	$—	(770,597)
Net investment income			405,353	405,353
Net foreign exchange gains (losses)			(7,328)	(7,328)
Equity in earnings (losses) of other ventures			17,828	17,828
Other income (loss)			914	914
Net realized and unrealized gains (losses) on investments			332,940	332,940
Corporate expenses			(22,810)	(22,810)
Interest expense			(27,086)	(27,086)
Income (loss) before taxes				(70,786)
Income tax benefit (expense)			45,525	45,525
Net (income) loss attributable to redeemable noncontrolling interests			195,252	195,252
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$161,147

Net claims and claim expenses incurred – current accident year	$1,810,315	$1,129,317	$—	$2,939,632
Net claims and claim expenses incurred – prior accident years	(187,058)	(8,816)	—	(195,874)
Net claims and claim expenses incurred – total	$1,623,257	$1,120,501	$—	$2,743,758

Net claims and claim expense ratio – current accident year	145.1%	76.7%		108.0%
Net claims and claim expense ratio – prior accident years	(15.0)%	(0.6)%		(7.2)%
Net claims and claim expense ratio – calendar year	130.1%	76.1%		100.8%
Underwriting expense ratio	18.6%	35.0%		27.5%
Combined ratio	148.7%	111.1%		128.3%

Three months ended March 31, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,889,881	$2,100,803	$—	$3,990,684
Net premiums written	$1,397,618	$1,801,955	$—	$3,199,573
Net premiums earned	$936,083	$1,507,827	$—	$2,443,910
Net claims and claim expenses incurred	154,249	1,011,874	—	1,166,123
Acquisition expenses	185,782	445,139	—	630,921
Operational expenses	61,624	44,560	—	106,184
Underwriting income (loss)	$534,428	$6,254	$—	540,682
Net investment income			390,775	390,775
Net foreign exchange gains (losses)			(35,683)	(35,683)
Equity in earnings (losses) of other ventures			14,127	14,127
Other income (loss)			(50)	(50)
Net realized and unrealized gains (losses) on investments			(213,654)	(213,654)
Corporate expenses			(39,252)	(39,252)
Interest expense			(23,104)	(23,104)
Income (loss) before taxes				633,841
Income tax benefit (expense)			(15,372)	(15,372)
Net (income) loss attributable to redeemable noncontrolling interests			(244,827)	(244,827)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$364,798

Net claims and claim expenses incurred – current accident year	$248,916	$1,014,288	$—	$1,263,204
Net claims and claim expenses incurred – prior accident years	(94,667)	(2,414)	—	(97,081)
Net claims and claim expenses incurred – total	$154,249	$1,011,874	$—	$1,166,123

Net claims and claim expense ratio – current accident year	26.6%	67.3%		51.7%
Net claims and claim expense ratio – prior accident years	(10.1)%	(0.2)%		(4.0)%
Net claims and claim expense ratio – calendar year	16.5%	67.1%		47.7%
Underwriting expense ratio	26.4%	32.5%		30.2%
Combined ratio	42.9%	99.6%		77.9%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2025.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At March 31, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$1,392	$—	$1,392	Other assets	$—	$1,392
Foreign currency forward contracts (1)	7,132	—	7,132	Other assets	—	7,132
Foreign currency forward contracts (2)	2	—	2	Other assets	—	2
Credit default swaps	26	—	26	Other assets	—	26
Equity futures	4,737	—	4,737	Other assets	—	4,737
Commodity futures	9,871	—	9,871	Other assets	—	9,871
Total derivative instruments not designated as hedges	23,160	—	23,160		—	23,160
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,117	—	1,117	Other assets	—	1,117
Total	$24,277	$—	$24,277		$—	$24,277

	Derivative Liabilities
At March 31, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$4,198	$—	$4,198	Other liabilities	$3,996	$202
Foreign currency forward contracts (1)	7,518	—	7,518	Other liabilities	6,935	583
Foreign currency forward contracts (2)	5,824	—	5,824	Other liabilities	—	5,824
Credit default swaps	1,116	—	1,116	Other liabilities	1,116	—
Total derivative instruments not designated as hedges	18,656	—	18,656		12,047	6,609
Total	$18,656	$—	$18,656		$12,047	$6,609

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Three months ended March 31,		2025	2024
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$66,203	$(55,280)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	9,261	(4,481)
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(1,087)	(15,966)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	10,399	(21,304)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	(52,547)	—
Commodity options	Net realized and unrealized gains (losses) on investments	(483)	(370)
Commodity futures	Net realized and unrealized gains (losses) on investments	118,074	19,148
Total derivative instruments not designated as hedges		149,820	(78,253)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(365)	2,854
Total derivative instruments designated as hedges		(365)	2,854
Total		$149,455	$(75,399)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At March 31, 2025, the Company had $6.1 billion of notional long positions and $3.2 billion of notional short positions of primarily U.S. treasury and non-U.S. government bond futures contracts (December 31, 2024 - $7.1 billion and $3.1 billion, respectively).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At March 31, 2025, the Company had outstanding underwriting related foreign currency contracts of $587.5 million in notional long positions and $233.4 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $1.0 billion and $508.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At March 31, 2025, the Company had outstanding investment portfolio related foreign currency contracts of $360.9 million in notional long positions and $109.0 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $345.0 million and $107.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At March 31, 2025, the Company had outstanding credit default swaps of $1.3 billion in notional positions to protect the investment portfolio against increasing credit risk, denominated in U.S. dollars (December 31, 2024 - $1.4 billion).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At March 31, 2025, the Company had $885.3 million of notional long positions of equity futures (December 31, 2024 - $437.2 million).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio to assume or hedge risk. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At March 31, 2025, the Company had $863.8 million of notional long positions of commodity futures, including gold futures, denominated in U.S. dollars (December 31, 2024 - $684.3 million).
Commodity Options
The fair value of these derivatives is determined using market-based prices from pricing vendors. At March 31, 2025, the Company had $Nil of notional long positions of exchange traded commodity option contracts (December 31, 2024 - $0.5 million). The notional amounts for options are based on the fair value of the underlying commodities as if the options were exercised at the reporting date.
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
As of March 31, 2025 and 2024, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended
	March 31, 2025	March 31, 2024
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$58,921	$62,867
Derivative gains (losses)	$(365)	$2,854

NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2024.
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

NOTE 15. SUBSEQUENT EVENTS
On April 1, 2025, RenaissanceRe Finance repaid in full at maturity the aggregate principal amount of $300.0 million, plus applicable accrued interest, of the 3.700% Senior Notes due 2025.
Subsequent to March 31, 2025 and through the period ended April 21, 2025, the Company repurchased 278.0 thousand common shares at an aggregate cost of $65.3 million and an average price of $234.83 per common share.
RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S. and RREAG were party to an Amended and Restated Standby Letter of Credit Agreement, dated as of June 21, 2019, as amended (the “Wells Fargo Standby Letter of Credit Facility”) with Wells Fargo Bank, National Association, which provided for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the subsidiaries. On April 23, 2025, RenaissanceRe terminated the Wells Fargo Standby Letter of Credit Facility.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2025 and 2024, as well as our liquidity and capital resources at March 31, 2025. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2024. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) interest and dividends related to our debt, preference shares and common shares; and (6) income taxes. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. On December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax (“CIT”) which became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% CIT. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. These changes have impacted our results for the first quarter of 2025, and we expect our income taxes will increase in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claims related expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may be exacerbated by geopolitical factors and global supply chain issues or tariffs, among other factors, from time to time. Central bank policy and changes to interest rates may also increase the risk of inflationary pressures. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.

Launch of Medici UCITS
In March 2025 we launched Medici UCITS, a new Irish domiciled property catastrophe bond fund, a sub-fund of RenaissanceRe Medici ICAV. Medici UCITS is purpose-built to provide European and other global investors with access to RenaissanceRe’s catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. Medici UCITS launched with $341.5 million in total capital, made up of a combination of primarily existing partner capital, new partner capital and a $140.0 million co-investment from the Company. At launch, Medici UCITS was seeded by a transfer in kind of catastrophe bonds of Medici. Medici UCITS is intended to complement the Company’s existing catastrophe bond fund, Medici, and both Medici UCITS and Medici share substantially similar investment guidelines and risk appetites. Medici is consolidated within the results of the Company, whereas Medici UCITS is not controlled by the Company, and is therefore not consolidated within the results of the Company. The Company’s investment in Medici UCITS appears as a fund investment and is accounted for at fair value. The transactions related to the launch of Medici UCITS appear in the Company’s financial statements as a reduction in the overall net asset value of Medici of $316.5 million at March 31, 2025, and the Company’s investment in Medici UCITS appears as a fund investment of $141.1 million.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2024. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2024.

SUMMARY OF RESULTS OF OPERATIONS

Three months ended March 31,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$4,155,503	$3,990,684	$164,819
Net premiums written	$3,443,529	$3,199,573	$243,956
Net premiums earned	$2,720,781	$2,443,910	$276,871
Net claims and claim expenses incurred	2,743,758	1,166,123	1,577,635
Acquisition expenses	647,435	630,921	16,514
Operational expenses	100,185	106,184	(5,999)
Underwriting income (loss)	$(770,597)	$540,682	$(1,311,279)

Net investment income	$405,353	$390,775	$14,578
Net realized and unrealized gains (losses) on investments	332,940	(213,654)	546,594
Total investment result	$738,293	$177,121	$561,172

Net income (loss)	$(25,261)	$618,469	$(643,730)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$161,147	$364,798	$(203,651)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$3.27	$6.94	$(3.67)
Dividends per common share	$0.40	$0.39	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	108.0%	51.7%	56.3	pts
Net claims and claim expense ratio – prior accident years	(7.2)%	(4.0)%	(3.2)	pts
Net claims and claim expense ratio – calendar year	100.8%	47.7%	53.1	pts
Underwriting expense ratio	27.5%	30.2%	(2.7)	pts
Combined ratio	128.3%	77.9%	50.4	pts

Return on average common equity - annualized	6.6%	16.4%	(9.8)	pts

Book Value	March 31, 2025	December 31, 2024	Change
Book value per common share	$196.18	$195.77	$0.41
Accumulated dividends per common share	28.48	28.08	0.40
Book value per common share plus accumulated dividends	$224.66	$223.85	$0.81
Change in book value per common share plus change in accumulated dividends	0.4%

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $161.1 million in the first quarter of 2025, compared to $364.8 million in the first quarter of 2024, a decrease of $203.7 million. As a result, in the first quarter of 2025 we generated an annualized return on average common equity of 6.6%, and our book value per common share increased from $195.77 at December 31, 2024 to $196.18 at March 31, 2025, a 0.4% increase, after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the first quarter of 2025 included:
•Underwriting Results
–underwriting loss of $770.6 million, a decrease of $1.3 billion, driven primarily by the impact of the 2025 Large Loss Events
–combined ratio increased by 50.4 percentage points, primarily driven by 52.6 percentage points from the 2025 Large Loss Events
–$702.8 million net negative impact on net income available to RenaissanceRe common shareholders from the 2025 Large Loss Events, compared to $54.5 million in the first quarter of 2024 from the 2024 Large Loss Events
–gross premiums written increased by $164.8 million
•Investment Results
–total investment result increased by $561.2 million, driven by:
–increase of $546.6 million in net realized and unrealized gains on investments
–increase in net investment income of $14.6 million
•Fee Income
–income of $30.5 million, impacted by the 2025 Large Loss Events
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–loss of $195.3 million, compared to income of $244.8 million in the first quarter of 2024, primarily resulting from underwriting losses from the California Wildfires
•Income Tax Benefit (Expense)
–benefit of $45.5 million, compared to an expense of $15.4 million in the first quarter of 2024

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result, (2) redeemable noncontrolling interest and (3) income tax benefit (expense) beginning in the first quarter of 2025. Prior to January 1, 2025, net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders did not include any related income tax benefit (expense) as it was not meaningful prior to the implementation of the corporate income tax in Bermuda effective January 1, 2025.
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
Q1 2025 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our segment underwriting results and consolidated combined ratio in the first quarter of 2025.

Three months ended March 31, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(1,217,837)	$—	$(1,217,837)
Net negative impact on Casualty and Specialty segment underwriting result	(37,178)	(98,253)	(135,431)
Net negative impact on underwriting result	$(1,255,015)	$(98,253)	$(1,353,268)
Percentage point impact on consolidated combined ratio	48.4	3.5	52.6

The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our consolidated financial statements in the first quarter of 2025.

Three months ended March 31, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands)
Net claims and claims expenses incurred	$(1,592,897)	$(108,467)	$(1,701,364)
Assumed reinstatement premiums earned	335,009	11,362	346,371
Ceded reinstatement premiums earned	(22,650)	(1,148)	(23,798)
Earned (lost) profit commissions	25,523	—	25,523
Net negative impact on underwriting result	(1,255,015)	(98,253)	(1,353,268)
Redeemable noncontrolling interest	507,629	17,167	524,796
Income tax benefit (expense)	114,660	11,040	125,700
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(632,726)	$(70,046)	$(702,772)

(1)The “California Wildfires” were a series of wildfires that burned throughout southern California in January 2025.
(2)“Other 2025 Large Loss Events” represents: the crash of American Airlines flight 5342 in January 2025, and certain refinery fires in the first quarter of 2025.
(3)“2025 Large Loss Events” includes the California Wildfires and the Other 2025 Large Loss Events.

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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$2,130,833	$1,889,881	$240,952
Net premiums written	$1,690,994	$1,397,618	$293,376
Net premiums earned	$1,247,950	$936,083	$311,867
Net claims and claim expenses incurred	1,623,257	154,249	1,469,008
Acquisition expenses	167,645	185,782	(18,137)
Operational expenses	64,266	61,624	2,642
Underwriting income (loss)	$(607,218)	$534,428	$(1,141,646)

Net claims and claim expenses incurred – current accident year	$1,810,315	$248,916	$1,561,399
Net claims and claim expenses incurred – prior accident years	(187,058)	(94,667)	(92,391)
Net claims and claim expenses incurred – total	$1,623,257	$154,249	$1,469,008

Net claims and claim expense ratio – current accident year	145.1%	26.6%	118.5	pts
Net claims and claim expense ratio – prior accident years	(15.0)%	(10.1)%	(4.9)	pts
Net claims and claim expense ratio – calendar year	130.1%	16.5%	113.6	pts
Underwriting expense ratio	18.6%	26.4%	(7.8)	pts
Combined ratio	148.7%	42.9%	105.8	pts

Property Gross Premiums Written
•increased by $241.0 million, or 12.7%, driven by:
–an increase of $325.5 million, or 24.3%, in the catastrophe class, driven by $338.4 million of reinstatement premiums, primarily related to the California Wildfires;
–otherwise, gross premiums written in the catastrophe class remained relatively flat, with rate reductions at the January 1st renewals largely offset by other opportunities for growth.
–a decrease of $84.6 million, or 15.4%, in the other property class, driven by:
–downwards premium adjustments on prior underwriting years, largely in catastrophe exposed business.
Property Ceded Premiums Written

Three months ended March 31,	2025	2024	Change
(in thousands)
Ceded premiums written	$439,839	$492,263	$(52,424)

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

•Ceded premiums written decreased $52.4 million, or 10.6%, as part of our gross-to-net strategy, driven by:
–reduced ceded spend and limit purchased, largely within our other property class, and
–reduced utilization of Upsilon, which was not deployed at the January 1st renewals.
Property Net Premiums Written
•increased by $293.4 million, or 21.0%, driven by the increase in gross premiums written, partially offset by the decrease in ceded premiums written.
Property Underwriting Results
•Underwriting loss of $607.2 million, driven by:
–a $1.2 billion impact from the California Wildfires
•Net claims and claim expense ratio increased 113.6 percentage points, driven by:
–a 118.5 percentage points increase in the current accident year net claims and claim expense ratio
–this included a 117.2 percentage point impact from the California Wildfires, compared to 2.0 percentage points from the 2024 Large Loss Events in the first quarter of 2024.
–In the catastrophe class, the 164.7 percentage point increase in the current accident year net claims and claim expense ratio was primarily due to a 159.4 percentage point impact from the California Wildfires.
–In the other property class, the 28.6 percentage point increase in the current accident year net claims and claim expense ratio was primarily driven by a 29.6 percentage point impact from the California Wildfires, compared to the 2024 Large Loss Events which added 4.8 percentage points in the first quarter of 2024.
–included in the net claims and claim expense ratio was net favorable development of 15.0%, primarily driven by:
–net favorable development of $67.4 million from the catastrophe class, primarily driven by the weather-related large losses in 2021, 2022 and 2023; and
–net favorable development of $119.7 million in the other property class, primarily from attritional losses.
•Underwriting expense ratio decreased by 7.8 percentage points, driven by:
–a 6.4 percentage point decrease in the acquisition expense ratio, driven by:
–a 4.2 percentage point decrease from the increase in net reinstatement premiums primarily related to the California Wildfires; and
–a 1.7 percentage point decrease primarily reflecting an adjustment to profit commission as a result of the impact of the California Wildfires on the results of operations of DaVinci, which was principally offset in noncontrolling interests, resulting in no net earnings impact from this adjustment.
–a 1.4 percentage point decrease in the operating expense ratio, primarily due to net reinstatement premiums of $335.3 million.
•Combined ratio of 148.7%, which included a 113.5 percentage point impact from the California Wildfires.
•Net negative impact on the property segment underwriting result of $1.2 billion from the California Wildfires.
–compared to the 2024 Large Loss Events, which had a $19.1 million net negative impact on the property segment underwriting result and added 2.0 percentage points to the combined ratio in the first quarter of 2024.

See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$2,024,670	$2,100,803	$(76,133)
Net premiums written	$1,752,535	$1,801,955	$(49,420)
Net premiums earned	$1,472,831	$1,507,827	$(34,996)
Net claims and claim expenses incurred	1,120,501	1,011,874	108,627
Acquisition expenses	479,790	445,139	34,651
Operational expenses	35,919	44,560	(8,641)
Underwriting income (loss)	$(163,379)	$6,254	$(169,633)

Net claims and claim expenses incurred – current accident year	$1,129,317	$1,014,288	$115,029
Net claims and claim expenses incurred – prior accident years	(8,816)	(2,414)	(6,402)
Net claims and claim expenses incurred – total	$1,120,501	$1,011,874	$108,627

Net claims and claim expense ratio – current accident year	76.7%	67.3%	9.4	pts
Net claims and claim expense ratio – prior accident years	(0.6)%	(0.2)%	(0.4)	pts
Net claims and claim expense ratio – calendar year	76.1%	67.1%	9.0	pts
Underwriting expense ratio	35.0%	32.5%	2.5	pts
Combined ratio	111.1%	99.6%	11.5	pts

Casualty and Specialty Gross Premiums Written
•decreased by $76.1 million, or 3.6%, driven by:
–changes in premium estimates on business written in prior underwriting years, resulting in an increase in the general casualty class of 15.6% and decreases in the professional liability and other specialty classes of 36.0% and 11.3%, respectively; partially offset by
–an increase of 16.1% in the credit class, primarily due to growth on our existing mortgage book of business.
Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2025	2024	Change
(in thousands)
Ceded premiums written	$272,135	$298,848	$(26,713)

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
•Ceded premiums written decreased by $26.7 million, driven by:
–a decrease in gross premiums written subject to our retrocessional reinsurance programs.

Casualty and Specialty Net Premiums Written
•decreased by $49.4 million, or 2.7%, consistent with the changes in gross premiums written as discussed above.
Casualty and Specialty Underwriting Results
•Underwriting loss of $163.4 million, included:
–a $135.4 million impact from the 2025 Large Loss Events, and
–$33.7 million from purchase accounting related expense.
•Combined ratio increased 11.5 percentage points, primarily due to the impact of the 2025 Large Loss Events
–The current period combined ratio of 111.1% included a 9.2 percentage point impact from the 2025 Large Loss Events, and 2.3 percentage points, primarily related to premium adjustments and ceded impacts.
•Net claims and claim expense ratio increased by 9.0 percentage points, and included:
–a 9.4 percentage point increase in the current accident year net claims and claim expense ratio, which included 9.7 percentage points from the impact of the 2025 Large Loss Events
–a prior accident year net claims and claim expense ratio of 0.6 percentage points, reflecting net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes, partially offset by adverse development from the general liability line.
•Underwriting expense ratio increased 2.5 percentage points, driven by:
–a 3.0 percentage point increase in the acquisition expense ratio, principally driven by various items including changes in mix of business from increased mortgage premium, which carries higher acquisition costs, as well as ceded impacts and other premium development in the quarter; and partially offset by
–a decrease in the operating expense ratio mainly due to a decrease in performance based compensation expenses.
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

Fee Income

Three months ended March 31,	2025	2024	Change
(in thousands)
Management Fee Income
Joint ventures	$30,916	$38,391	$(7,475)
Structured reinsurance products and other	7,892	7,164	728
Managed funds	7,253	10,498	(3,245)
Total management fee income	46,061	56,053	(9,992)

Performance Fee Income (Loss)
Joint ventures	(15,079)	17,271	(32,350)
Structured reinsurance products and other	(6,351)	3,958	(10,309)
Managed funds	5,826	6,268	(442)
Total performance fee income (loss)	(15,604)	27,497	(43,101)
Total fee income	$30,457	$83,550	$(53,093)

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds include Upsilon Fund, Medici and Medici UCITS. In addition, we manage certain third party capital vehicles through AlphaCat Managers, which were acquired in connection with the Validus Acquisition. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
•total fee income decreased $53.1 million, due to:
–a decrease in management fee income of $10.0 million, driven by:
–a reduction in management fees from DaVinci as a result of the 2025 Large Loss Events, and
–recapture of previously deferred management fees in the prior quarter.
–a decrease in performance fees of $43.1 million as a result of the 2025 Large Loss Events, primarily impacting DaVinci and our structured reinsurance products.

The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended March 31,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$39,399	$14,694	$24,705
Equity in earnings (losses) of other ventures	—	(355)	355
Net income (loss) attributable to redeemable noncontrolling interest	(8,942)	69,211	(78,153)
Total fee income	$30,457	$83,550	$(53,093)

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. The $39.4 million includes $12.4 million of management fee income, recorded as a reduction to operational expenses and $27.0 million of performance fee income recorded as a reduction to acquisition expenses (2024 - $14.7 million, $15.1 million and an increase of $0.4 million, respectively). The $27.0 million of performance fee income includes an adjustment to profit commission as a result of the impact of the 2025 Large Loss Events on the results of operations of DaVinci, which was principally offset in noncontrolling interest, resulting in no net earnings impact from this adjustment.
In addition to the $39.4 million of fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended March 31,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$39,399	$14,694	$24,705
Underwriting income (loss) - additional fee income on other underwriting-related activities	17,614	19,321	(1,707)
Total fee income recorded through underwriting income (loss) (1)	$57,013	$34,015	$22,998
Impact of Total fee income recorded through underwriting income (loss) on the combined ratio	2.1%	1.4%	0.7	pts

(1)The $57.0 million includes $27.2 million of management fee income, recorded as a reduction to operational expenses and $29.8 million of performance fee income recorded as a reduction to acquisition expenses (2024 - $34.0 million, $32.5 million and $1.5 million, respectively).

Investment Results
Net Investment Income

Three months ended March 31,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$284,723	$257,289	$27,434
Short term investments	41,029	46,791	(5,762)
Equity investments
Fixed income exchange traded funds	1,184	—	1,184
Other equity investments	726	560	166
Other investments
Catastrophe bonds	54,754	58,249	(3,495)
Other	18,723	17,925	798
Cash and cash equivalents	11,110	14,722	(3,612)
	412,249	395,536	16,713
Investment expenses	(6,896)	(4,761)	(2,135)
Net investment income	$405,353	$390,775	$14,578

•Net investment income increased $14.6 million, primarily due to higher average invested assets in the fixed maturity investments portfolio.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended March 31,	2025	2024	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$38,961	$69,389	$(30,428)
Gross realized losses on fixed maturity investments trading	(28,926)	(59,593)	30,667
Net realized gains (losses) on fixed maturity investments trading	10,035	9,796	239
Net unrealized gains (losses) on fixed maturity investments trading	226,240	(211,996)	438,236
Net realized and unrealized gains (losses) on fixed maturity investments trading	236,275	(202,200)	438,475
Net realized and unrealized gains (losses) on investment-related derivatives (1)	141,646	(57,806)	199,452
Net realized gains (losses) on equity investments	8	—	8
Net unrealized gains (losses) on equity investments	2,950	13,097	(10,147)
Net realized and unrealized gains (losses) on equity investments	2,958	13,097	(10,139)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(40,413)	18,907	(59,320)
Net realized and unrealized gains (losses) on other investments - other	(7,526)	14,348	(21,874)
Net realized and unrealized gains (losses) on investments	$332,940	$(213,654)	$546,594

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
Principally impacting our net realized and unrealized gains on investments in the first quarter of 2025 were:
•net realized and unrealized gains on our fixed maturity investments trading portfolio, primarily due to:
–decreases in market yields in the first quarter of 2025 compared to increases in the first quarter of 2024;
•net realized and unrealized gains on investment-related derivatives, primarily as a result of:
–the impact of the market yield movements noted above on interest rate futures, and
–commodity price movements favorably impacting commodity futures, including gold futures;
•partially offset by increases in net realized and unrealized losses on catastrophe bonds, reflective of widening risk spreads and principal markdowns following wildfires exposures during the quarter.
–The net realized and unrealized losses are primarily reflected in the Medici portfolio, and are predominantly attributable to third-party investors and allocated through net income (loss) attributable to redeemable noncontrolling interest.
Net Foreign Exchange Gains (Losses)

Three months ended March 31,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$(7,328)	$(35,683)	$28,355

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
•a decrease in net foreign exchange losses of $28.4 million, driven by:
–losses on certain foreign exchange exposures related to our underwriting activities, partially offset by
–gains attributable to third-party investors in Medici which are allocated through net income (loss) attributable to redeemable noncontrolling interest.
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Form 10-K for the year ended December 31, 2024 for additional information related to our exposure to foreign currency risk and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$17,828	$14,127	$3,701

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

Corporate Expenses

Three months ended March 31,	2025	2024	Change
(in thousands)
Corporate expenses	$22,810	$39,252	$(16,442)

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
•decreased by $16.4 million, primarily driven by:
–lower expenses associated with the Validus Acquisition, with $1.4 million in the first quarter of 2025, compared to $20.3 million in the first quarter of 2024.
Income Tax Benefit (Expense)

Three months ended March 31,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$45,525	$(15,372)	$60,897

We are subject to income taxes in the jurisdictions in which we operate. Through December 31, 2024, we were not subject to any income taxes or capital gains taxes in Bermuda. The Bermuda CIT became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% CIT. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. Our consolidated effective tax rate has increased in 2025 as a result of these changes. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
•Income tax benefit of $45.5 million, compared to an expense of $15.4 million in the first quarter of 2024, primarily driven by:
–a $37.3 million tax benefit recorded due to the release of a valuation allowance against a specific deferred tax asset;
–a $125.7 million tax benefit due to the 2025 Large Loss Events; and partially offset by
–$117.5 million of net tax expense related to investment income, net mark-to-market gains and other items.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$(112,441)	$148,013	$(260,454)
Redeemable noncontrolling interest - Vermeer	(107,080)	52,971	(160,051)
Redeemable noncontrolling interest - Medici	15,163	46,269	(31,106)
Redeemable noncontrolling interest - Fontana	9,106	(2,426)	11,532
Net income (loss) attributable to redeemable noncontrolling interests	$(195,252)	$244,827	$(440,079)

Our net loss attributable to redeemable noncontrolling interests was $195.3 million in the first quarter of 2025, compared to income of $244.8 million in the first quarter of 2024, a decrease of $440.1 million. This decrease was primarily due to the following:
•DaVinci, which had a net loss in the first quarter of 2025 compared to net income in the first quarter of 2024, primarily resulting from underwriting losses from the 2025 Large Loss Events;
•Vermeer, which had a net loss in the first quarter of 2025 compared to net income in the first quarter of 2024, primarily resulting from underwriting losses from the California Wildfires;
•Medici, which had a decrease in net income in the first quarter of 2025 compared to the first quarter of 2024, primarily resulting from mark-to-market losses in its catastrophe bond portfolio, driven by the California Wildfires, as well as a decrease in the principal of its catastrophe bond portfolio as a result of a transfer in kind to Medici UCITS on March 3, 2025; and
•Fontana, which had net income in the first quarter of 2025 compared to a net loss in the first quarter of 2024, primarily resulting from improved total investment results in the current period.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2025. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, which provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of additional debt and equity securities. From time to time, we raise capital through public offerings pursuant to our registration statements. For example, in February 2025, we completed an offering of $500.0 million of 5.800% Senior Notes due April 2035 for net proceeds of approximately $493.5 million.
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

Letter of Credit and Revolving Credit Facilities
We and certain of our subsidiaries, joint ventures, and managed funds maintain secured and unsecured revolving credit facilities and letter of credit facilities that provide liquidity and allow us to satisfy certain collateral requirements. The outstanding amounts issued or drawn under each of our significant credit facilities are set forth below:

At March 31, 2025	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	75,000
Bilateral Letter of Credit Facilities
Secured	216,171
Unsecured	306,316
$597,487

(1)At March 31, 2025, no amounts were issued or drawn under this facility.
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
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2025, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £707.6 million (December 31, 2024 - £714.8 million). Actual FAL posted for Syndicate 1458 at March 31, 2025 by RenaissanceRe Corporate Capital (UK) Limited was $977.9 million (December 31, 2024 - $952.3 million), supported by a $977.9 million deposit of cash and fixed maturity securities (December 31, 2024 - $952.3 million).
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of March 31, 2025, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the multi-beneficiary reinsurance trusts.

	At March 31, 2025		At December 31, 2024
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$756,309	$472,618	$954,114	$554,119
DaVinci Reinsurance	58,824	39,354	179,849	47,179
RREAG	1,482,764	1,271,073	1,463,275	1,312,796

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At March 31, 2025		At December 31, 2024
	Assets held under trust	Minimum amount required	Assets held under trust	Minimum amount required
Renaissance Reinsurance	$114,097	$72,800	$187,742	$83,622
DaVinci Reinsurance	132,085	65,522	220,542	73,210
RREAG	101,801	64,145	101,252	67,671

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2024. As of March 31, 2025, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2024, except as otherwise disclosed. Refer to Note 7. “Debt and Credit Facilities” and Note 15. “Subsequent Events” for additional information related to the Company’s debt obligations and credit facilities.
Cash Flows

Three months ended March 31,	2025	2024
(in thousands)
Net cash provided by (used in) operating activities	$157,773	$683,460
Net cash provided by (used in) investing activities	(499,429)	(304,450)
Net cash provided by (used in) financing activities	290,356	(644,575)
Effect of exchange rate changes on foreign currency cash	7,495	(5,214)
Net increase (decrease) in cash and cash equivalents	(43,805)	(270,779)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,632,799	$1,606,739

2025
During the three months ended March 31, 2025, our cash and cash equivalents decreased by $43.8 million, to $1.6 billion at March 31, 2025, compared to $1.7 billion at December 31, 2024.
Cash flows provided by operating activities
Cash flows provided by operating activities during the three months ended March 31, 2025 were $157.8 million, compared to $683.5 million during the three months ended March 31, 2024. Cash flows provided by operating activities during the three months ended March 31, 2025 were primarily the result of certain adjustments to reconcile our net loss of $25.3 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.0 billion due to gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reserve for claims and claim expenses of $1.6 billion, principally reflected by an increase in our Property segment due to the 2025 Large Loss Events, as well as an increase in our Casualty and Specialty segment, largely driven by additional premiums earned during the three months ended March 31, 2025;
•an increase in premiums receivable of $1.1 billion due to the timing of receipts and an increase in our gross premiums written;
•net realized and unrealized gains on investments of $191.3 million, primarily driven by higher net realized and unrealized gains on fixed maturity investments resulting from declining market yields in 2025; and

•an increase in prepaid reinsurance premiums of $325.5 million due to the January 1, 2025 renewal of our ceded book, which drove growth in our prepaid reinsurance premiums.
Cash flows used in investing activities
During the three months ended March 31, 2025, our cash flows used in investing activities were $499.4 million, principally reflecting net purchases of equity investments of $766.4 million, which were predominantly in fixed income exchange traded funds, and net purchases of short term investments of $500.6 million. The net purchases of fixed income exchange traded funds and short term investments were partially funded by net sales of fixed maturity investments trading of $890.6 million, with the remaining funded by cash flows provided by operating activities, as described above.
Cash flows provided by financing activities
Our cash flows provided by financing activities in the three months ended March 31, 2025 were $290.4 million, and were principally the result of:
•net outflows of $168.4 million primarily related to net third-party redeemable noncontrolling interest share and capital transactions in Medici, Fontana and DaVinci;
•common share repurchases of $357.7 million;
•issuance of debt of $791.3 million related to the issuance of 5.950% Senior Notes due 2035 of DaVinci and 5.800% Senior Notes due 2035 of RenaissanceRe; and
•drawdown of the Medici Revolving Credit Facility of $75.0 million.
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
Cash flows used in investing activities
During the three months ended March 31, 2024, our cash flows used in investing activities were $304.5 million, principally reflecting net purchases of fixed maturity investments trading of $384.7 million and short term investments of $13.9 million, partially offset by cash flows from net sales of other investments of $94.9 million. The net purchases of fixed maturity investments trading and short term investments were primarily funded by cash flows provided by operating activities, as described above.

Cash flows used in financing activities
Our cash flows used in financing activities in the three months ended March 31, 2024 were $644.6 million, and were principally the result of:
•net outflows of $518.9 million primarily related to net third-party redeemable noncontrolling interest share transactions in DaVinci, Medici and Vermeer; and
•repayment of $75.0 million on the Medici Revolving Credit Facility.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At March 31, 2025	At December 31, 2024	Change
(in thousands)
Common shareholders’ equity	$9,598,503	$9,824,012	$(225,509)
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$10,348,503	$10,574,012	$(225,509)

5.950% Senior Notes due 2035 (DaVinci) (1)	$297,593	$—	$297,593
5.800% Senior Notes due 2035	493,704	—	493,704
5.750% Senior Notes due 2033	742,300	742,068	232
3.600% Senior Notes due 2029	396,279	396,051	228
3.450% Senior Notes due 2027	298,888	298,765	123
3.700% Senior Notes due 2025 (2)	300,000	299,908	92
4.750% Senior Notes due 2025 (DaVinci) (1)	149,974	149,897	77
Total senior notes	2,678,738	1,886,689	792,049
Medici Revolving Credit Facility (3)	75,000	—	75,000
Total debt	$2,753,738	$1,886,689	$867,049

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
(2)The 3.700% Senior Notes due 2025 were repaid in full at maturity on April 1, 2025.
(3)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions.

Our total shareholders’ equity attributable to RenaissanceRe decreased $225.5 million during the three months ended March 31, 2025 principally as a result of:
•repurchase of common shares at an aggregate cost of $361.1 million; partially offset by
•our comprehensive income attributable to RenaissanceRe of $169.9 million.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 for additional information related to our common and preference shares.
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
Refer to “Note 6. Reserve for Claims and Claim Expenses” included herein and “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Summary of Critical Accounting Estimates, Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2024 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our actual results versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2025		December 31, 2024		Change
(in thousands, except percentages)
U.S. treasuries	$11,199,657	33.4%	$11,001,893	33.7%	$197,764
Corporate (1)	7,795,056	23.2%	7,862,423	24.1%	(67,367)
Asset-backed	1,396,178	4.2%	1,707,056	5.2%	(310,878)
Residential mortgage-backed	1,393,065	4.1%	1,422,393	4.4%	(29,328)
Agencies	617,537	1.8%	623,489	1.9%	(5,952)
Non-U.S. government	600,986	1.8%	618,809	1.9%	(17,823)
Commercial mortgage-backed	307,729	0.9%	326,451	1.0%	(18,722)
Total fixed maturity investments trading, at fair value	23,310,208	69.4%	23,562,514	72.2%	(252,306)
Short term investments, at fair value	5,054,254	15.0%	4,531,655	13.9%	522,599
Fixed income exchange traded funds	764,191	2.3%	—	—%	764,191
Other equity investments	123,317	0.4%	117,756	0.4%	5,561
Total equity investments, at fair value	887,508	2.7%	117,756	0.4%	769,752
Fund investments	2,379,128	7.1%	2,128,499	6.5%	250,629
Catastrophe bonds	1,653,148	4.9%	1,984,396	6.1%	(331,248)
Direct private equity investments	207,676	0.6%	211,866	0.6%	(4,190)
Total other investments, at fair value	4,239,952	12.6%	4,324,761	13.2%	(84,809)
Investments in other ventures, under equity method	101,227	0.3%	102,770	0.3%	(1,543)
Total investments	$33,593,149	100.0%	$32,639,456	100.0%	$953,693

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
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect, from time to time, to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investments are highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities reflected on our consolidated balance sheet as equity investments and an allocation to other investments (including catastrophe bonds, fund investments and direct private equity investments).

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2025	December 31, 2024	Change
(in thousands)
Fund investments	$2,379,128	$2,128,499	$250,629
Catastrophe bonds	1,653,148	1,984,396	(331,248)
Direct private equity investments	207,676	211,866	(4,190)
Total other investments	$4,239,952	$4,324,761	$(84,809)

We account for our other investments at fair value in accordance with FASB ASC Topic 825, Financial Instruments. The fair value of our fund investments, which include private equity funds, private credit funds, hedge funds and insurance-linked securities funds, is recorded on our consolidated balance sheets in other investments, and is generally established on the basis of the net asset value per share (or its equivalent), determined by the managers of these investments in accordance with the applicable governing documents. Many of our fund investments are subject to restrictions on redemptions and sales which limit our ability to liquidate these investments in the short term.
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of up to one month for our hedge funds and insurance-linked securities funds, and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statements of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded net income of $9.5 million for the three months ended March 31, 2025 (2024 - $12.1 million), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers.
Our other investments also include investments in catastrophe bonds and direct private equity investments which are recorded at fair value. Our estimate of the fair value of catastrophe bonds is based on broker or underwriter bid indications. The fair value of direct private equity investments is based on quoted prices for similar assets, where available, or on the use of internal valuation models, Refer to “Note 4. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding the fair value measurement of our investments.
We have committed capital to direct private equity investments, fund investments, term loans and investments in other ventures of $4.7 billion, of which $2.8 billion has been contributed at March 31, 2025 (December 31, 2024 - $4.5 billion and $2.5 billion, respectively). Our remaining commitments to these investments at March 31, 2025 totaled $2.0 billion (December 31, 2024 - $2.0 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
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
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of April 21, 2025 are presented below.

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
On March 28, 2025, S&P affirmed RenaissanceRe’s and DaVinci’s issuer credit and financial strength ratings and revised its outlook on RenaissanceRe and its subsidiaries to positive from stable. As of April 21, 2025, there were no other material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2024.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, is the issuer of certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027, each of which are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe and rank equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe, which may be outstanding from time to time. Each series of notes contain various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our outstanding debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 and “Note 7. Debt and Credit Facilities” included herein. On April 1, 2025, RenaissanceRe Finance repaid in full at maturity the aggregate principal amount of $300.0 million, plus applicable accrued interest, of its 3.700% Senior Notes due 2025.
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
Summarized Balance Sheets

(in thousands)	March 31, 2025	December 31, 2024
Assets
Receivables due from non-obligor subsidiaries	$2,130,991	$2,216,081
Other current assets	909,580	435,661
Total current assets	$3,040,571	$2,651,742

Goodwill and other intangibles	$98,197	$98,662
Loan receivable from non-obligor subsidiaries	691,949	646,830
Other noncurrent assets	3,874	14,820
Total noncurrent assets	$794,020	$760,312

Liabilities
Payables due to non-obligor subsidiaries	$28,151	$17,804
Other current liabilities	93,214	118,442
Total current liabilities	$121,365	$136,246

Loan payable to non-obligor subsidiaries	$601,080	$205,255
Other noncurrent liabilities	2,332,954	1,839,502
Total noncurrent liabilities	$2,934,034	$2,044,757

Summarized Statement of Operations

(in thousands)	Three months ended March 31, 2025
Revenues
Intercompany revenue with non-obligor subsidiaries	$42,917
Other revenue	6,961
Total revenues	49,878
Expenses
Intercompany expense with non-obligor subsidiaries	13,251
Other expense	17,845
Total expenses	31,096
Income tax benefit (expense)	(12,210)
Net income (loss)	6,572
Dividends on RenaissanceRe preference shares	(8,844)
Net income (loss) attributable to Obligor Group	$(2,272)

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
For both RenaissanceRe and the industry, the first quarter of 2025 is likely to represent one of the largest quarters for catastrophic losses in history. Additionally, global socio-political and geopolitical events have increased macroeconomic volatility. As a reinsurer, we are paid to assume volatility, and are intentionally designed to withstand it. The largest risks that we protect against, such as hurricanes and earthquakes, do not correlate to financial cycles and need to be protected against in good or bad economic times. Due to these factors, we believe that our Company is generally “anti-correlated” to the current macroeconomic environment, including political and economic factors such as tariffs, that are weighing on other industries and companies more heavily.
We believe that we are in a strong capital position, even after recent catastrophe losses. Our capital position provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.
Reinsurance Market Trends and Developments
We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. We are in a period of heightened macroeconomic volatility, and we believe that it is in times of uncertainty where RenaissanceRe’s expertise, partnership-approach and coordination across teams differentiates us as a reinsurance leader. Typically, insurance is a necessary or required purchase, and by extension we expect that demand for reinsurance will persist.
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
Our strategy focuses on delivering a value proposition composed of leadership, expertise and partnership, through our operation as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management. We leverage our strengths in risk selection and capital management to build portfolios designed to be resilient against a spectrum of tail-risk scenarios. This allows us to price our products accordingly and to maintain our position as a consistent incumbent for our customers.
We plan to continue to seek to take advantage of additional available opportunities and think that the strategic decisions we have made in prior periods have laid the foundation for these initiatives. Our clients value our ability to be a long-term partner who brings access to multiple forms of capital and innovative, large-scale solutions.
General Economic Conditions
We think that the stresses in the global economy will continue and that this may result in increased market volatility. Global events and geopolitical instability have contributed to widespread economic inflation over the past few years compared to recent historical norms. We consider the anticipated effects of inflation, including social, economic, and event-driven, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas. To the extent that tariffs or inflation exacerbate demand surge, we believe we have the tools to appropriately price for the impact.
Central bank policy and changes to interest rates may also increase the risk of inflationary pressure. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment.
The risk of a global recession is a continuing concern. However, we think that our business model is well positioned to be less sensitive to an inflationary or recessionary environment. Several factors are driving recent volatility, including concerns regarding tariffs, trade, inflation and recession. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, coupled with access to diverse sources of both capital and risk continue to position us favorably in the current environment.
Tax Updates
On December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax, which became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% CIT. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. These changes have impacted our results for the first quarter of 2025, and we expect our income taxes will increase in the future. On January 15, 2025, the OECD issued administrative guidance, which, if incorporated into the laws of the jurisdictions in which we operate, could cause additional top-up taxes to the extent the net deferred tax asset that we established upon enactment of the CIT in 2023 pursuant to the economic transition adjustment is utilized after 2026. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
Three Drivers of Profit
Despite significant capital market disruptions and elevated first quarter catastrophes, we believe that our three drivers of profit demonstrated the resilience of our earnings. Having three distinct sources of income makes us more resilient to catastrophe activity, and we believe this resilience will reward our shareholders with superior returns over the long term. The benefit of this approach is evident in our results this quarter, as we were able to absorb one of the largest catastrophe losses in history in our quarterly earnings. As we have developed increased income diversification over time, it has reduced the impact of large loss activity on our results. Losses that used to impact annual results to a significant extent now only impact quarterly results to a more limited extent due to our increased scale and diversified and sustainable earnings streams.
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

We have created a large, well-diversified combined portfolio with deep partnerships with brokers and clients. Even at our increased scale, we continue to remain focused on staying nimble to enable us to capture attractive opportunities as they arise, while exercising discipline to effectively manage our portfolio.
Looking forward to the remainder of 2025, we believe that demand in the market will continue to grow due to several factors, including the impact of recent catastrophe events, the inflation of insured values and cedants adjusting their reinsurance budgets. The fact that the California Wildfires occurred in the first quarter does not change our overall strategy for the year. Our focus on continuing to grow business where it makes sense remains, and we believe there is ample latent demand in markets and are prepared to grow where we see opportunities. We believe that we are well positioned to meet this expected demand due to our flexible underwriting platform, our risk expertise, and the strength and durability of our partnerships with clients and brokers.
Property
With the global impact of climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and, in general, exacerbate disaster risk. The impact from these factors was apparent in the California Wildfires. However, we think that the underwriting changes that we have made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
At the January 1, 2025 renewals, demand increased at the top end of programs, as did competition for attractive placements. Overall, we deployed property catastrophe capacity with key clients and had a favorable renewal with terms and conditions remaining attractive. Growth was greatest in the property catastrophe class where risk-adjusted returns have been strongest and where we were able to capture incremental opportunities. Given the ongoing attractive market, we have appetite to grow in the property catastrophe class and plan to deploy additional limit through the mid-year. Our primary focus, however, is on margin. Competition has been increasing in the other property class, and we intend to deploy the tools at our disposal to construct a book of business complementary to our property catastrophe book and accretive to our overall underwriting portfolio.
In our Property segment, we have focused on constructing a portfolio that has appropriate attachment points for each of our customers, and we expect this dynamic to persist through 2025, supporting a healthy reinsurance market and the consistent protection our customers need. Looking forward, we expect that the property catastrophe reinsurance market will be impacted by the past several quarters of elevated catastrophe events. These have affected, and we expect will continue to affect, the supply-demand balance, placing upward pressure on rates, and providing us with new opportunities to deploy capacity to support our customers. Our strong capital position provides us with the flexibility so that we can move quickly to offer capacity to our partners at attractive rates.
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
We have seen favorable underlying conditions in the specialty class where we achieved desirable results, even with increasing competition and some downward pressure on rates, and maintained our strong leadership in specialty and credit lines at the January 1, 2025 renewals. Trends from these renewals generally continued at the April 1, 2025 renewals. In the professional liability market, capacity is starting to withdraw from the market after several quarters of rate decreases. In the casualty class, we retained the majority of our portfolio and had discussions with clients on casualty trends, while continuing to reduce lines on some treaties where exposure to loss inflation or loss trends was greatest. Within classes, we saw greater movement driven by prior year premium adjustments across lines. We typically make these types of premium adjustments on quota share deals based on annual reporting by cedents on actual premiums written.
Our portfolio management and robust reserving process has provided us with overall stability in the Casualty and Specialty segment, allowing the segment to remain a substantial contributor to our financial results. This diversification has also been beneficial when certain classes of business or underwriting years have experienced increasing loss trends and required more reserves.
We believe that we have a prudent reserving process for our Casualty and Specialty segment and remain confident in our reserves. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights into our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions.
Across our Casualty and Specialty segment, we have experienced, and expect to continue to experience, movements up or down across different lines of business over time. This is the nature of the business and part of managing a diversified underwriting book. In our casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. We typically manage our casualty business over a 10-year cycle and continue to manage our exposure given the loss trend in this business. As a reinsurer, we believe that we are better placed to identify current trends and best practices because we have a broad overview of the market and can see the differentiated approaches of our customers. Over the last two and a half years, we have added approximately $400 million to our general liability prior year reserves, with 40% of this in underwriting years between 2020 and 2023. We have been encouraged to see progress across the industry and believe that many insurance companies are improving their underwriting and claims management as well as accelerating rate increases.
During the quarter, our Casualty and Specialty segment was impacted by several large losses, including the California Wildfires, the crash of American Airlines flight 5342, and certain refinery fires. We do not believe that these losses are indicative of any longer-term trend.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses.
Our Capital Partners unit continues to grow into an attractive market and benefits from increased access to desirable risk. This was evident in the successful launch of Medici UCITS, a new Irish domiciled property catastrophe bond fund purpose-built to provide European and other global investors with access to RenaissanceRe’s successful catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. We view fee income as a growing and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the quarter, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees.
Investment Income
In 2024 and into 2025, we benefited from high interest rates and growth in this driver of profit as a result of our proactive rotation of the portfolio into higher yielding securities when we saw increases in interest rates. This was enhanced by the increased size of our investment portfolio.
We continue to maintain a relatively conservative position for our investment portfolio. In anticipation of increasing economic uncertainty, we increased our investment portfolio’s resilience to inflation by managing the shape of our yield curve, among other proactive actions. This relatively conservative posture enabled us to lean into opportunities presented in the market, including moderately increasing our allocations to riskier assets such as equities and high yield.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2024, during the three months ended March 31, 2025. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2024 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2024.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2024.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on February 5, 2025. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended March 31, 2025, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$287,671
January 1 - 31, 2025	673,675	$248.90	—	$—	673,675	$248.90	119,993
February 1 - 28, 2025 (1)	546,889	$233.12	63,308	$230.93	483,581	$233.41	682,132
March 1 - 31, 2025	363,071	$240.74	28,511	$238.88	334,560	$240.90	601,536
Total	1,583,635	$241.58	91,819	$233.40	1,491,816	$242.08	$601,536

(1)On February 5, 2025, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended March 31, 2025, we repurchased 1.5 million common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $361.1 million and an average price of $242.08 per common share. At March 31, 2025, $601.5 million remained available for repurchase under the share repurchase program. Subsequent to March 31, 2025 and through the period ended April 21, 2025, we repurchased 278.0 thousand common shares at an aggregate cost of $65.3 million and an average price of $234.83 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S. and RREAG were party to an Amended and Restated Standby Letter of Credit Agreement, dated as of June 21, 2019, as amended (the “Wells Fargo Standby Letter of Credit Facility”) with Wells Fargo Bank, National Association, which provided for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the subsidiaries. On April 23, 2025, RenaissanceRe terminated the Wells Fargo Standby Letter of Credit Facility.

ITEM 6.        EXHIBITS

4.1
Senior Indenture, dated as of April 2, 2019, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated herein by reference to Exhibit 4.1 to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K filed with the SEC on April 2, 2019.

4.2
Third Supplemental Indenture, dated as of February 25, 2025, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2025.

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
Certain instruments relating to long-term debt are not filed as exhibits herewith pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. The registrant will furnish copies of such instruments to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RENAISSANCERE HOLDINGS LTD.

Date: April 24, 2025    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 24, 2025    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)