Form 10-Q
period 2025-06-30
RENAISSANCERE HOLDINGS LTD
filed 2025-07-24
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at July 21, 2025 was 47,066,214.

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

“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), and the Other 2025 Large Loss Events
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“Bermuda CIT”	Bermuda Corporate Income Tax Act 2023
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on Base Erosion Profit Shifting
“IRS”	United States Internal Revenue Service
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Moody’s”	Moody’s Investors Service
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342 in January 2025, and certain refinery fires in the first quarter of 2025
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $23,179,116 at June 30, 2025 (December 31, 2024 – $23,750,540) (Notes 3 and 4)	$23,332,063	$23,562,514
Short term investments, at fair value – amortized cost $5,663,505 at June 30, 2025 (December 31, 2024 – $4,532,166) (Notes 3 and 4)	5,663,239	4,531,655
Equity investments, at fair value (Notes 3 and 4)	912,445	117,756
Other investments, at fair value (Notes 3 and 4)	4,476,056	4,324,761
Investments in other ventures, under equity method	112,580	102,770
Total investments	34,496,383	32,639,456
Cash and cash equivalents	1,428,681	1,676,604
Premiums receivable (Note 5)	9,105,612	7,290,228
Prepaid reinsurance premiums (Note 5)	1,415,647	888,332
Reinsurance recoverable (Notes 5 and 6)	4,300,973	4,481,390
Accrued investment income	228,826	238,290
Deferred acquisition costs and value of business acquired	1,732,278	1,552,359
Deferred tax asset	699,675	701,053
Receivable for investments sold	281,115	91,669
Other assets	369,582	444,037
Goodwill and other intangible assets	668,751	704,132
Total assets	$54,727,523	$50,707,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,913,763	$21,303,491
Unearned premiums	7,561,155	5,950,415
Debt (Note 7)	2,263,379	1,886,689
Reinsurance balances payable	3,047,964	2,804,344
Payable for investments purchased	492,063	150,721
Other liabilities	606,398	1,060,129
Total liabilities	36,884,722	33,155,789
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	7,043,107	6,977,749
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at June 30, 2025 (December 31, 2024 – 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value – 47,369,822 shares issued and outstanding at June 30, 2025 (December 31, 2024 – 50,180,987) (Note 10)	47,370	50,181
Additional paid-in capital (Note 10)	791,004	1,512,435
Accumulated other comprehensive income (loss)	(13,766)	(14,756)
Retained earnings (Note 10)	9,225,086	8,276,152
Total shareholders’ equity attributable to RenaissanceRe	10,799,694	10,574,012
Total liabilities, noncontrolling interests and shareholders’ equity	$54,727,523	$50,707,550

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2025 and 2024
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues
Gross premiums written (Note 5)	$3,421,180	$3,425,495	$7,576,683	$7,416,179
Net premiums written (Note 5)	$2,770,270	$2,838,511	$6,213,799	$6,038,084
Decrease (increase) in unearned premiums	(358,116)	(297,196)	(1,080,864)	(1,052,859)
Net premiums earned (Note 5)	2,412,154	2,541,315	5,132,935	4,985,225
Net investment income (Note 3)	413,108	410,845	818,461	801,620
Net foreign exchange gains (losses)	8,660	(8,815)	1,332	(44,498)
Equity in earnings (losses) of other ventures	20,333	12,590	38,161	26,717
Other income (loss)	2,624	169	3,538	119
Net realized and unrealized gains (losses) on investments (Note 3)	349,720	(127,584)	682,660	(341,238)
Total revenues	3,206,599	2,828,520	6,677,087	5,427,945
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	1,042,123	1,309,502	3,785,881	2,475,625
Acquisition expenses	642,605	644,438	1,290,040	1,275,359
Operational expenses	125,738	108,039	225,923	214,223
Corporate expenses	23,781	35,159	46,591	74,411
Interest expense (Note 7)	31,793	23,609	58,879	46,713
Total expenses	1,866,040	2,120,747	5,407,314	4,086,331
Income (loss) before taxes	1,340,559	707,773	1,269,773	1,341,614
Income tax benefit (expense)	(176,869)	20,848	(131,344)	5,476
Net income (loss)	1,163,690	728,621	1,138,429	1,347,090
Net (income) loss attributable to redeemable noncontrolling interests	(328,339)	(224,731)	(133,087)	(469,558)
Net income (loss) attributable to RenaissanceRe	835,351	503,890	1,005,342	877,532
Dividends on preference shares (Note 10)	(8,844)	(8,844)	(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$826,507	$495,046	$987,654	$859,844
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$17.25	$9.44	$20.37	$16.39
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$17.20	$9.41	$20.30	$16.35

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Comprehensive income (loss)
Net income (loss)	$1,163,690	$728,621	$1,138,429	$1,347,090
Change in net unrealized gains (losses) on investments, net of tax	163	(183)	(136)	166
Foreign currency translation adjustments, net of tax	915	552	1,126	636
Comprehensive income (loss)	1,164,768	728,990	1,139,419	1,347,892
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(328,339)	(224,731)	(133,087)	(469,558)
Comprehensive income (loss) attributable to RenaissanceRe	$836,429	$504,259	$1,006,332	$878,334

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	48,928	52,908	50,181	52,694
Repurchase of shares (Note 10)	(1,554)	(485)	(3,046)	(485)
Issuance of performance share and restricted stock awards (Note 10)	(4)	(2)	235	212
Ending balance	47,370	52,421	47,370	52,421
Additional paid-in capital
Beginning balance	1,146,653	2,137,343	1,512,435	2,144,459
Repurchase of shares (Note 10)	(374,969)	(108,049)	(734,623)	(108,049)
Change in redeemable noncontrolling interests	(345)	660	(285)	(76)
Issuance of performance share and restricted stock awards (Note 10)	19,665	18,967	13,477	12,587
Ending balance	791,004	2,048,921	791,004	2,048,921
Accumulated other comprehensive income (loss)
Beginning balance	(14,844)	(13,778)	(14,756)	(14,211)
Change in net unrealized gains (loss) on investments, net of tax	163	(183)	(136)	166
Foreign currency translation adjustments, net of tax	915	552	1,126	636
Ending balance	(13,766)	(13,409)	(13,766)	(13,409)
Retained earnings
Beginning balance	8,417,766	6,866,312	8,276,152	6,522,016
Net income (loss)	1,163,690	728,621	1,138,429	1,347,090
Net (income) loss attributable to redeemable noncontrolling interests	(328,339)	(224,731)	(133,087)	(469,558)
Dividends on common shares (Note 10)	(19,187)	(20,396)	(38,720)	(40,898)
Dividends on preference shares (Note 10)	(8,844)	(8,844)	(17,688)	(17,688)
Ending balance	9,225,086	7,340,962	9,225,086	7,340,962
Total shareholders’ equity attributable to RenaissanceRe	$10,799,694	$10,178,895	$10,799,694	$10,178,895

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2025	June 30, 2024
Cash flows provided by (used in) operating activities
Net income (loss)	$1,138,429	$1,347,090
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	9,156	25,989
Equity in undistributed (earnings) losses of other ventures	(8,601)	10,023
Net realized and unrealized (gains) losses on investments	(365,719)	293,806
Change in:
Premiums receivable	(1,815,384)	(1,511,719)
Prepaid reinsurance premiums	(527,315)	(509,190)
Reinsurance recoverable	180,417	489,551
Deferred acquisition costs and value of business acquired	(179,919)	(64,180)
Reserve for claims and claim expenses	1,610,272	254,059
Unearned premiums	1,610,740	1,560,845
Reinsurance balances payable	243,620	201,310
Other	(268,362)	(201,819)
Net cash provided by (used in) operating activities	1,627,334	1,895,765
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	7,036,234	15,281,927
Purchases of fixed maturity investments trading	(6,198,055)	(16,531,701)
Proceeds from sales of equity investments	601	29
Purchases of equity investments	(766,571)	(215)
Proceeds from sales of short term investments	17,305,747	16,020,340
Purchases of short term investments	(18,387,556)	(15,732,094)
Proceeds from sales of other investments	619,059	614,583
Purchases of other investments	(859,651)	(883,740)
Purchases of investments in other ventures	(565)	(53,237)
Return of investments in other ventures	203	500
Net cash provided by (used in) investing activities	(1,250,554)	(1,283,608)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(38,720)	(40,898)
Dividends paid – preference shares	(17,688)	(17,688)
RenaissanceRe common share repurchases	(731,358)	(108,534)
Repayment of debt	(450,000)	—
Issuance of debt, net of expenses	789,992	—
Repayment of Medici Revolving Credit Facility	(40,000)	(75,000)
Drawdown of Medici Revolving Credit Facility	75,000	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	103,825	92,438
Redemptions of third-party redeemable noncontrolling interest shares	(296,645)	(757,616)
Taxes paid on withholding shares	(21,533)	(21,442)
Net cash provided by (used in) financing activities	(627,127)	(853,740)
Effect of exchange rate changes on foreign currency cash	2,424	(8,788)
Net increase (decrease) in cash and cash equivalents	(247,923)	(250,371)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,428,681	$1,627,147

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At June 30, 2025	At December 31, 2024
U.S. treasuries	$10,823,622	$11,001,893
Corporate (1)	8,101,393	7,862,423
Asset-backed	1,454,458	1,422,393
Residential mortgage-backed	1,378,022	1,707,056
Non-U.S. government	698,646	618,809
Agencies	581,653	623,489
Commercial mortgage-backed	294,269	326,451
Total fixed maturity investments trading	$23,332,063	$23,562,514

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,762,786	$1,765,856	$1,374,089	$1,373,838
Due after one through five years	12,765,842	12,904,956	12,139,153	12,131,114
Due after five through ten years	5,169,662	5,236,010	6,339,563	6,246,506
Due after ten years	323,579	298,492	387,413	355,156
Mortgage-backed	1,707,665	1,672,291	2,094,190	2,033,507
Asset-backed	1,449,582	1,454,458	1,416,132	1,422,393
Total	$23,179,116	$23,332,063	$23,750,540	$23,562,514

Equity Investments
The following table summarizes the fair value of equity investments:

	At June 30, 2025	At December 31, 2024
Fixed income exchange traded funds	$776,295	$—
Financials	133,732	116,400
Industrial, utilities and energy	1,453	312
Basic materials	451	595
Communications and technology	279	263
Consumer	136	154
Healthcare	99	32
Total	$912,445	$117,756

Pledged Investments
At June 30, 2025, $9.0 billion (December 31, 2024 - $10.3 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.4 billion (December 31, 2024 - $3.1 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At June 30, 2025, the Company held $151.1 million (December 31, 2024 - $169.4 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Fixed maturity investments trading	$282,173	$273,900	$566,896	$531,189
Short term investments	48,415	48,386	89,444	95,177
Equity investments
Fixed income exchange traded funds	6,528	—	7,712	—
Other equity investments	615	589	1,341	1,149
Other investments
Catastrophe bonds	47,948	58,436	102,702	116,685
Other	21,692	20,663	40,415	38,588
Cash and cash equivalents	12,333	15,399	23,443	30,121
	419,704	417,373	831,953	812,909
Investment expenses	(6,596)	(6,528)	(13,492)	(11,289)
Net investment income	$413,108	$410,845	$818,461	$801,620

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross realized gains on fixed maturity investments trading	$13,922	$17,617	$52,883	$87,006
Gross realized losses on fixed maturity investments trading	(15,689)	(83,430)	(44,615)	(143,023)
Net realized gains (losses) on fixed maturity investments trading	(1,767)	(65,813)	8,268	(56,017)
Net unrealized gains (losses) on fixed maturity investments trading	96,346	(24,848)	322,586	(236,844)
Net realized and unrealized gains (losses) on fixed maturity investments trading	94,579	(90,661)	330,854	(292,861)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	175,431	10,374	317,077	(47,432)
Net realized gains (losses) on equity investments	64	15	72	15
Net unrealized gains (losses) on equity investments	23,807	(5,507)	26,757	7,590
Net realized and unrealized gains (losses) on equity investments	23,871	(5,492)	26,829	7,605
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(14,016)	(34,107)	(54,429)	(15,200)
Net realized and unrealized gains (losses) on other investments - other	69,855	(7,698)	62,329	6,650
Net realized and unrealized gains (losses) on investments	$349,720	$(127,584)	$682,660	$(341,238)

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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,823,622	$10,823,622	$—	$—
Corporate (1)	8,101,393	—	8,101,393	—
Asset-backed	1,454,458	—	1,413,522	40,936
Residential mortgage-backed	1,378,022	—	1,378,022	—
Non-U.S. government	698,646	—	698,646	—
Agencies	581,653	—	581,653	—
Commercial mortgage-backed	294,269	—	294,269	—
Total fixed maturity investments trading	23,332,063	10,823,622	12,467,505	40,936
Short term investments	5,663,239	25,475	5,637,764	—
Equity investments
Fixed income exchange traded funds	776,295	776,295	—	—
Other equity investments	136,150	136,150	—	—
Total equity investments	912,445	912,445	—	—
Other investments
Catastrophe bonds	1,686,786	—	1,686,786	—
Direct private equity investments	226,317	—	191,009	35,308
	1,913,103	—	1,877,795	35,308
Fund investments (2)	2,562,953	—	—	—
Total other investments	4,476,056	—	1,877,795	35,308
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(150)	—	—	(150)
Derivative assets (4)	47,069	19,199	27,870	—
Derivative liabilities (4)	(26,126)	(15,093)	(11,033)	—
Total other assets and (liabilities)	20,793	4,106	16,837	(150)
	$34,404,596	$11,765,648	$19,999,901	$76,094

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
(3)Included in assumed and ceded (re)insurance contracts at June 30, 2025 was $0.2 million of other assets and $0.3 million of other liabilities.
(4)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$11,001,893	$11,001,893	$—	$—
Corporate (1)	7,862,423	—	7,862,423	—
Residential mortgage-backed	1,707,056	—	1,707,056	—
Asset-backed	1,422,393	—	1,422,393	—
Agencies	623,489	—	623,489	—
Non-U.S. government	618,809	—	618,809	—
Commercial mortgage-backed	326,451	—	326,451	—
Total fixed maturity investments trading	23,562,514	11,001,893	12,560,621	—
Short term investments	4,531,655	99,343	4,432,312	—
Equity investments
Other equity investments	117,756	117,756	—	—
Other investments
Catastrophe bonds	1,984,396	—	1,984,396	—
Direct private equity investments	211,866	—	168,089	43,777
	2,196,262	—	2,152,485	43,777
Fund investments (2)	2,128,499	—	—	—
Total other investments	4,324,761	—	2,152,485	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(405)	—	—	(405)
Derivative assets (4)	34,538	10,614	23,924	—
Derivative liabilities (4)	(75,878)	(7,872)	(68,006)	—
Total other assets and (liabilities)	(41,745)	2,742	(44,082)	(405)
	$32,494,941	$11,221,734	$19,101,336	$43,372

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
U.S. Treasuries
Level 1 - At June 30, 2025, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 3.9% and a weighted average credit quality of AA (December 31, 2024 - 4.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At June 30, 2025, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 5.0% and a weighted average credit quality of BBB (December 31, 2024 - 5.5% and BBB, respectively).
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
Agencies
Level 2 - At June 30, 2025, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.5% and a weighted average credit quality of AA (December 31, 2024 - 4.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At June 30, 2025, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.1% and a weighted average credit quality of AA (December 31, 2024 - 4.5% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At June 30, 2025, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.2%, a weighted average credit quality of AA, and a weighted average life of 7.3 years (December 31, 2024 - 5.4%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market, which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At June 30, 2025, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 5.3%, a weighted average credit quality of AAA, and a weighted average life of 3.6 years (December 31, 2024 - 5.7%, AAA and 3.8 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At June 30, 2025, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 5.8%, a weighted average credit quality of AA and a weighted average life of 2.8 years (December 31, 2024 - 5.9%, AAA and 4.7 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short Term Investments
Level 1 - At June 30, 2025, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 4.2% and a weighted average credit quality of AA (December 31, 2024 - 4.2% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At June 30, 2025, the Company’s other short term investments had a weighted average yield to maturity of 4.3% and a weighted average credit quality of AAA (December 31, 2024 - 4.4% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - At June 30, 2025, the Company’s other investments included $191.0 million (December 31, 2024 - $168.1 million) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At June 30, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Asset-backed	$40,936	Discounted cash flow	Discount rate	11.3%
Total fixed maturity investments trading	40,936
Other investments
Direct private equity investments	35,308	Internal valuation model	Discount rate	14.0%
			Liquidity discount	10.0%
Total other investments	35,308
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(150)	Internal valuation model	Net undiscounted cash flows	$12,746
			Expected loss ratio	0.6%
			Discount rate	3.8%
Total other assets and (liabilities)	(150)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$76,094

At December 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$43,777	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Total other investments	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(405)	Internal valuation model	Net undiscounted cash flows	$12,657
			Expected loss ratio	1.2%
			Discount rate	4.4%
Total other assets and (liabilities)	(405)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$43,372

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - April 1, 2025	$—	$38,987	$(234)	$38,753
Net investment income	—	70	—	70
Net realized and unrealized gains (losses) on investments	—	(3,778)	—	(3,778)
Other income (loss)	—	—	126	126
Net foreign exchange gains (losses)	—	29	—	29
Purchases	41,459	—	—	41,459
Settlements	(523)	—	(42)	(565)
Balance - June 30, 2025	$40,936	$35,308	$(150)	$76,094

	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$—	$43,777	$(405)	$43,372
Net investment income	—	139	—	139
Net realized and unrealized gains (losses) on investments	—	(8,651)	—	(8,651)
Other income (loss)	—	—	493	493
Net foreign exchange gains (losses)	—	43	—	43
Purchases	41,459	—	—	41,459
Settlements	(523)	—	(238)	(761)
Balance - June 30, 2025	$40,936	$35,308	$(150)	$76,094

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - April 1, 2024	$59,964	$97,433	$(517)	$156,880
Net realized and unrealized gains (losses) on investments	(14,687)	—	—	(14,687)
Other income (loss)	—	—	178	178
Net foreign exchange gains (losses)	1	—	—	1
Settlements	—	(794)	(101)	(895)
Balance - June 30, 2024	$45,278	$96,639	$(440)	$141,477

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Net investment income	63	—	—	63
Net realized and unrealized gains (losses) on investments	(14,687)	—	—	(14,687)
Other income (loss)	—	—	35	35
Net foreign exchange gains (losses)	(3)	—	—	(3)
Purchases	—	—	141	141
Settlements	—	(1,019)	(101)	(1,120)
Balance - June 30, 2024	$45,278	$96,639	$(440)	$141,477

Fixed Maturity Investments
Asset-backed
Level 3 - At June 30, 2025, the Company’s asset-backed fixed maturity investments included $40.9 million (December 31, 2024 - $Nil) of a small number of investments with the fair value obtained through the use of discounted cash flow models, due to a lack of observable pricing inputs. The underlying collateral for these investments consists of a diversified pool of fund obligations.

Other Investments
Direct Private Equity Investments
Level 3 - At June 30, 2025, the Company’s other investments included $35.3 million (December 31, 2024 - $43.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value, excluding mark-to-market impacts on invested assets, of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - During the fourth quarter of 2024, the Company disposed of its investment in a term loan. At June 30, 2024, the Company’s other investments included a $96.6 million investment which was recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model were the cash flow projection of the associated term loan and the discount rate. The discount rate used was based on the Secured Overnight Financing Rate (“SOFR”), which was then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At June 30, 2025, the Company had a $0.2 million net liability (December 31, 2024 - $0.4 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows. The contract period and acquisition expense ratio are considered an observable input, as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at June 30, 2025 were debt obligations of $2.3 billion (December 31, 2024 - $1.9 billion). At June 30, 2025, the fair value of the Company’s debt obligations was $2.3 billion (December 31, 2024 - $1.9 billion).
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

	At June 30, 2025	At December 31, 2024
Other investments	$4,476,056	$4,324,761
Other assets	$167	$2,029
Other liabilities	$317	$2,434

The change in fair value of other investments resulted in net unrealized gains on investments for the three and six months ended June 30, 2025 of $68.7 million and $19.8 million, respectively (June 30, 2024 - losses of $37.5 million and $11.4 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At June 30, 2025	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,337,818	$1,433,962	See below	See below	See below
Private equity funds	702,066	677,191	See below	See below	See below
Hedge funds	379,615	—	See below	See below	See below
Insurance-linked securities funds	143,454	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,562,953	$2,111,153

At December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,181,146	$1,284,699	See below	See below	See below
Private equity funds	609,105	664,234	See below	See below	See below
Hedge funds	338,248	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,128,499	$1,948,933

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
Private Equity Funds
The Company’s investments in private equity funds include limited partnership or similar interests that invest in certain private equity asset classes, including U.S. and global leveraged buyouts. The Company generally has no right to redeem its interest in any of these private equity funds in advance of dissolution of the applicable limited partnerships. Instead, distributions are received by the Company in connection with the exit from the underlying private equity investments of the fund. It is estimated that the majority of the underlying assets of the limited partnerships would liquidate over 5 to 10 years from inception of the limited partnership.
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
During the six months ended June 30, 2025, investors subscribed for $348.7 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company. For the three and six months ended June 30, 2025, net income of $2.4 million and $3.5 million from Medici UCITS was attributable to the Company. At June 30, 2025, the total net asset value of Medici UCITS was $372.3 million, of which $143.5 million was attributable to the Company, and the Company’s ownership in Medici UCITS was 38.5%.
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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
Other Investments	Carrying Amount	Unfunded Commitments	Total
At June 30, 2025	$2,295,939	$2,023,882	$4,319,821
At December 31, 2024	$1,993,362	$1,863,142	$3,856,504

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Premiums Written
Direct	$230,764	$298,787	$474,420	$619,444
Assumed	3,190,416	3,126,708	7,102,263	6,796,735
Ceded	(650,910)	(586,984)	(1,362,884)	(1,378,095)
Net premiums written	$2,770,270	$2,838,511	$6,213,799	$6,038,084
Premiums Earned
Direct	$246,999	$259,581	$498,893	$539,323
Assumed	2,614,285	2,717,610	5,469,612	5,314,808
Ceded	(449,130)	(435,876)	(835,570)	(868,906)
Net premiums earned	$2,412,154	$2,541,315	$5,132,935	$4,985,225
Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,067,108	$1,459,511	$4,171,950	$2,619,134
Claims and claim expenses recovered	(24,985)	(150,009)	(386,069)	(143,509)
Net claims and claim expenses incurred	$1,042,123	$1,309,502	$3,785,881	$2,475,625

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
Premiums receivable reflects premiums written based on contract and policy terms and include estimates based on information received from both insureds and ceding companies, supplemented by the Company’s estimates of premiums that are written but not reported. Due to the nature of reinsurance, ceding companies routinely report and remit premiums subsequent to the contract coverage period, although the time lag involved in the process of reporting and collecting premiums is typically shorter than the lag in reporting losses.
At June 30, 2025, the Company’s premiums receivable balance was $9.1 billion (December 31, 2024 - $7.3 billion). Of the Company’s premiums receivable balance as of June 30, 2025, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.3 million at June 30, 2025 (December 31, 2024 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$3,955	$4,964	$4,631	$3,514
Provision for (release of) allowance	(683)	(418)	(1,359)	1,032
Ending balance	$3,272	$4,546	$3,272	$4,546

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At June 30, 2025, the Company’s reinsurance recoverable balance was $4.3 billion (December 31, 2024 - $4.5 billion). Of the Company’s reinsurance recoverable balance at June 30, 2025, 49.7% is fully collateralized by the Company’s reinsurers, 49.4% is recoverable from reinsurers rated A- or higher by major rating agencies and 0.9% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2024 - 55.7%, 43.2% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 11.2%, 9.0% and 8.9%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2025 (December 31, 2024 - 12.6%, 11.0% and 8.3%, respectively). The provision for current expected credit losses was $10.8 million at June 30, 2025 (December 31, 2024 - $11.7 million). The three largest company-specific components of the provision for current expected credit losses represented 21.2%, 7.2% and 6.2%, respectively, of the Company’s total provision for current expected credit losses at June 30, 2025 (December 31, 2024 - 23.9%, 7.2% and 5.9%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$10,823	$11,989	$11,730	$13,280
Provision for (release of) allowance	(15)	1,593	(922)	302
Ending balance	$10,808	$13,582	$10,808	$13,582

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At June 30, 2025	Case Reserves	ACR	IBNR	Total
Property	$2,067,007	$2,099,468	$2,813,905	$6,980,380
Casualty and Specialty	3,303,372	226,786	12,403,225	15,933,383
Total	$5,370,379	$2,326,254	$15,217,130	$22,913,763

At December 31, 2024
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

Activity in the reserve for claims and claim expenses is summarized as follows:

	Six months ended
	June 30, 2025	June 30, 2024
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$16,822,101	$15,142,583
Net incurred related to:
Current year	4,251,465	2,680,977
Prior years	(465,584)	(205,352)
Total net incurred	3,785,881	2,475,625
Net paid related to:
Current year	678,357	100,022
Prior years	1,598,704	1,614,571
Total net paid	2,277,061	1,714,593
Foreign exchange and other (1)	281,869	(17,422)
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,612,790	15,886,193
Reinsurance recoverable, end of period	4,300,973	4,854,735
Reserve for claims and claim expenses, end of period	$22,913,763	$20,740,928

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
The following table details the Company’s prior year net development by segment of its net claims and claim expenses:

	(Favorable) Adverse Development
Six months ended June 30,	2025	2024
Property	$(453,634)	$(179,058)
Casualty and Specialty	(11,950)	(26,294)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(465,584)	$(205,352)

Changes to prior year estimated net claims and claim expenses increased net income by $465.6 million during the six months ended June 30, 2025 (2024 - $205.4 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the prior year net development of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and other catastrophe events and attritional loss movements:

Six months ended June 30,	2025
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2024 Large Loss Events (1)	$(10,415)
2023 Large Loss Events (2)	(52,710)
2022 Weather-Related Large Losses (3)	(63,586)
2021 Weather-Related Large Losses (4)	(27,372)
2020 Weather-Related Large Loss Events (5)	(144)
2019 Large Loss Events (6)	(1,074)
2018 Large Loss Events (7)	(4,874)
2017 Large Loss Events (8)	(14,664)
Total large catastrophe events	(174,839)
Total other catastrophe events and attritional loss movements	(245,695)
Total catastrophe and attritional net claims and claim expenses	(420,534)
Actuarial assumption changes	(33,100)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(453,634)

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
The net favorable development on other catastrophe events and attritional loss movements was primarily related to the other property class where the Company principally estimates net claims and claim expenses using traditional actuarial methods, in addition to net favorable development related to actuarial assumption changes within the catastrophe and other property classes.

Six months ended June 30,	2024
(Favorable) Adverse Development
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events	$(20,720)
2022 Weather-Related Large Losses	(29,577)
2021 Weather-Related Large Losses	(56,537)
2020 Weather-Related Large Loss Events	(5,303)
2019 Large Loss Events	(5,724)
2018 Large Loss Events	(12,408)
2017 Large Loss Events	(14,756)
Total large catastrophe events	(145,025)
Total other catastrophe events and attritional loss movements	(43,995)
Total catastrophe and attritional net claims and claim expenses	(189,020)
Actuarial assumption changes	9,962
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(179,058)

The net favorable development of prior accident years net claims and claim expenses was primarily driven by better than expected loss emergence across the 2017 to 2023 accident years.
The net favorable development on other catastrophe events and attritional loss movements was primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development related to actuarial assumption changes.
Casualty and Specialty Segment
The following table details the net development of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

	(Favorable) Adverse Development
Six months ended June 30,	2025	2024
Actuarial methods - actual reported claims less than expected claims	$(31,789)	$(49,665)
Actuarial assumption changes	19,839	23,371
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(11,950)	$(26,294)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the six months ended June 30, 2025, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses. Net favorable development arose principally within the Company’s other specialty, professional liability and credit classes, partially offset by adverse development in the general liability line of business.
The net favorable development of prior accident years net claims and claim expenses in the six months ended June 30, 2024 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes, partially offset by actuarial assumption changes.

NOTE 7. DEBT AND CREDIT FACILITIES
At June 30, 2025, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2024, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At June 30, 2025, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At June 30, 2025		At December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.950% Senior Notes due 2035 (DaVinci) (1)	$301,065	$296,859	$—	$—
5.800% Senior Notes due 2035	511,435	493,466	—	—
5.750% Senior Notes due 2033	771,743	742,535	755,693	742,068
3.600% Senior Notes due 2029	387,136	396,508	376,816	396,051
3.450% Senior Notes due 2027	295,605	299,011	290,070	298,765
3.700% Senior Notes due 2025 (2)	—	—	299,550	299,908
4.750% Senior Notes due 2025 (DaVinci) (1) (3)	—	—	149,363	149,897
Total senior notes	2,266,984	2,228,379	1,871,492	1,886,689
Medici Revolving Credit Facility (4)	35,000	35,000	—	—
Total debt	$2,301,984	$2,263,379	$1,871,492	$1,886,689

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
(3)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(4)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions.
5.950% Senior Notes due 2035 of DaVinci
On March 5, 2025, DaVinciRe Holdings Ltd. (“DaVinci”) issued $300.0 million principal amount of its 5.950% Senior Notes due April 15, 2035, with interest on the notes payable on April 15 and October 15, commencing with October 15, 2025 (the “2035 DaVinci Senior Notes”). The 2035 DaVinci Senior Notes, which are senior obligations, may be redeemed prior to maturity, subject to the payment of a “make-whole” premium if the notes are redeemed before January 15, 2035. The 2035 DaVinci Senior Notes contain various covenants including restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries, limitations on mergers, amalgamations and consolidations, limitations on third-party investor redemptions, a leverage covenant and a covenant to maintain certain ratings. The net proceeds from this offering were used to repay, in full, the $150.0 million outstanding principal amount of DaVinci’s 4.750% Senior Notes due 2025 at maturity on May 1, 2025, and the remainder of the net proceeds were used for general corporate purposes.
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
DaVinci Senior Notes
On May 4, 2015, DaVinci issued $150.0 million principal amount of its 4.750% Senior Notes due May 1, 2025, with interest on the notes payable on May 1 and November 1, commencing with November 1, 2015 (the “DaVinci Senior Notes”). On May 1, 2025, DaVinci repaid in full at maturity the aggregate principal amount of $150.0 million, plus applicable accrued interest of the 4.750% DaVinci Senior Notes.
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At June 30, 2025	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	35,000
Bilateral Letter of Credit Facilities
Secured	205,758
Unsecured	304,902
$545,660

(1)At June 30, 2025, no amounts were issued or drawn under this facility.
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

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At June 30, 2025	At December 31, 2024
Redeemable noncontrolling interest - DaVinci	$3,210,791	$3,061,708
Redeemable noncontrolling interest - Medici	1,532,990	1,646,745
Redeemable noncontrolling interest - Vermeer	1,750,202	1,799,857
Redeemable noncontrolling interest - Fontana	549,124	469,439
Redeemable noncontrolling interests	$7,043,107	$6,977,749

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Redeemable noncontrolling interest - DaVinci	$218,453	$152,511	$106,012	$300,524
Redeemable noncontrolling interest - Medici	38,993	13,249	54,156	59,518
Redeemable noncontrolling interest - Vermeer	57,425	56,624	(49,655)	109,595
Redeemable noncontrolling interest - Fontana	13,468	2,347	22,574	(79)
Net income (loss) attributable to redeemable noncontrolling interests	$328,339	$224,731	$133,087	$469,558

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”). RenaissanceRe owns a noncontrolling economic interest in DaVinci; however, because RenaissanceRe controls a majority of DaVinci’s outstanding voting rights, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 24.3% at June 30, 2025 (December 31, 2024 - 25.4%).
DaVinci shareholders are party to a shareholders’ agreement which provides DaVinci shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinci of such shareholder’s desire for DaVinci to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinci’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinci’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinci before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on loss reserves. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value and can be subject to a true-up for potential development on loss reserves.
2025
During the six months ended June 30, 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 24.3%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2025, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $26.9 million as a result of redemptions of shares from and distributions to third-party investors.
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
During the six months ended June 30, 2024, RenaissanceRe received no subscriptions of shares in DaVinci by third-party investors, and paid $381.7 million as a result of redemptions of shares from third-party investors.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$2,992,338	$2,634,555	$3,061,708	$2,541,482
Redemption of shares from redeemable noncontrolling interests	—	(26,147)	(26,929)	(381,849)
Sale of shares to redeemable noncontrolling interests, net of adjustments	—	(755)	70,000	300,007
Net income (loss) attributable to redeemable noncontrolling interest	218,453	152,511	106,012	300,524
Ending balance	$3,210,791	$2,760,164	$3,210,791	$2,760,164

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
2025
During the six months ended June 30, 2025, investors subscribed for $192.9 million of the participating, non-voting common shares of Medici, including $50.1 million from the Company. In addition, investors redeemed $495.5 million of the participating, non-voting common shares of Medici, including $200.0 million from the Company. Of the total redemption of $495.5 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company. Third party investors also received $15.3 million in dividends. As a result of these transactions, the Company’s noncontrolling economic ownership in Medici was 9.7% at June 30, 2025. Refer to Note 4. “Fair Value Measurements” for additional information related to the Company’s investment in Medici UCITS.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2025, RenaissanceRe received cash inflows of $103.8 million from subscriptions of shares in Medici by third-party investors and paid $359.6 million as a result of redemptions of shares from and dividends to third-party investors.
2024
During the six months ended June 30, 2024, third-party investors subscribed for $167.2 million, and redeemed $227.3 million, of the participating, non-voting common shares of Medici. Investors also received $18.4 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 12.4% at June 30, 2024.
During the six months ended June 30, 2024, RenaissanceRe received cash inflows of $92.4 million from subscriptions of shares in Medici by third-party investors, and paid $200.9 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$1,469,402	$1,778,763	$1,646,745	$1,650,229
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(56,734)	(181,983)	(295,529)	(227,550)
Sale of shares to redeemable noncontrolling interests	81,329	21,479	142,932	167,721
Net income (loss) attributable to redeemable noncontrolling interest	38,993	13,249	54,156	59,518
Dividends on common shares	—	—	(15,314)	(18,410)
Ending balance	$1,532,990	$1,631,508	$1,532,990	$1,631,508

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
2025
During the six months ended June 30, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
2024
During the six months ended June 30, 2024, Vermeer declared and paid dividends of $175.0 million to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.

The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$1,692,777	$1,433,268	$1,799,857	$1,555,297
Dividends on common shares	—	—	—	(175,000)
Net income (loss) attributable to redeemable noncontrolling interest	57,425	56,624	(49,655)	109,595
Ending balance	$1,750,202	$1,489,892	$1,750,202	$1,489,892

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
2025
During the six months ended June 30, 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to other third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana from other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 28.7% at June 30, 2025.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2025, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $72.0 million as a result of redemptions of the limited partner interest from third-party investors.
2024
During the six months ended June 30, 2024, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its limited partner interest in Fontana to third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at June 30, 2024.
During the six months ended June 30, 2024, RenaissanceRe received no subscriptions for the limited partner interest of Fontana by third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.

The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Beginning balance	$535,656	$451,397	$469,439	$353,823
Redemption of capital from redeemable noncontrolling interest	—	—	(72,044)	—
Contribution of capital by redeemable noncontrolling interest	—	—	129,155	100,000
Net income (loss) attributable to redeemable noncontrolling interest	13,468	2,347	22,574	(79)
Ending balance	$549,124	$453,744	$549,124	$453,744

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
2025
During the six months ended June 30, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $191.7 million of capital to investors of Upsilon RFO Diversified I, II and III, including $23.6 million to the Company and returned $21.9 million to investors of Upsilon RFO Diversified IV. At June 30, 2025, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.6%.
At June 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $1.3 billion and $1.3 billion, respectively (December 31, 2024 - $1.9 billion and $1.9 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $34.8 million (December 31, 2024 - $60.5 million) is attributable to the Company, and

$253.6 million (December 31, 2024 - $282.2 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $108.0 million (December 31, 2024 - $115.9 million) is attributable to third-party investors.
2024
During the six months ended June 30, 2024, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $190.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $33.0 million to the Company. At June 30, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.5%.
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
2025
During the six months ended June 30, 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $177.4 million of capital to investors, including $0.2 million to the Company. In addition, third-party investors subscribed for $17.5 million of non-voting preference shares. The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.4 million at June 30, 2025 (December 31, 2024 - $0.5 million). At June 30, 2025, the total assets and total liabilities of Upsilon Diversified were $307.4 million and $79.3 million, respectively (December 31, 2024 - $440.6 million and $140.9 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $231.4 million at June 30, 2025 (December 31, 2024 - $304.0 million).
2024
During the six months ended June 30, 2024, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $165.1 million of capital to investors. In addition, third-party investors subscribed for $16.9 million of non-voting preference shares.
NOC1
NOC1 is a segregated account of Upsilon Fund formed in 2023, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. The Company concluded that NOC1 meets the definition of a VIE as the voting rights are not proportional with the obligations to absorb losses and rights to receive residual returns. The Company evaluated its relationship with NOC1 and concluded it is not the primary beneficiary of NOC1, as it does not have the obligation to absorb expected losses and the right to receive expected benefits that could be significant to NOC1, in accordance with the accounting guidance. As a result, the Company does not consolidate the financial position or results of operations of NOC1. The Company does not have, and does not expect to have, a material investment in NOC1 and expects its absolute and relative ownership in NOC1 to remain minimal. Other than its current equity investment in NOC1, the Company has not provided financial or other support to NOC1 that it was not contractually required to provide.
2025
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.8 million at June 30, 2025 (December 31, 2024 - $1.7 million). At June 30, 2025, the total assets and total liabilities of NOC1 were $178.2 million and $0.4 million, respectively (December 31, 2024 - $173.4 million and $2.2 million, respectively).
2024
During the six months ended June 30, 2024, investors subscribed for $20.0 million of non-voting preference shares.
Vermeer
Vermeer provides capacity focused on risk remote layers in the U.S. property catastrophe market. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Vermeer.
At June 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $2.2 billion and $477.3 million, respectively (December 31, 2024 - $1.9 billion and $93.0 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.8 billion at June 30, 2025 (December 31, 2024 - $1.8 billion).
Fontana
Fontana provides reinsurance capacity focused on business written within the Company’s Casualty and Specialty segment. Refer to “Note 8. Noncontrolling Interests” for additional information regarding Fontana.
At June 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $2.6 billion and $1.8 billion, respectively (December 31, 2024 - $2.2 billion and $1.6 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $549.1 million at June 30, 2025 (December 31, 2024 - $469.4 million).
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

The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by Renaissance Reinsurance and DaVinci Reinsurance, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance, and the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Mona Lisa Re, the Company has not provided financial or other support to Mona Lisa Re that it was not contractually required to provide.
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $57.5 million and $14.3 million, respectively, during the six months ended June 30, 2025 (2024 - $31.2 million and $7.8 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $35.7 million and $8.9 million, respectively, during the six months ended June 30, 2025 (2024 - $17.0 million and $4.2 million, respectively).
At June 30, 2025, the total assets and total liabilities of Mona Lisa Re were $975.0 million and $975.0 million, respectively (December 31, 2024 - $936.1 million and $936.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $4.3 million at June 30, 2025 (December 31, 2024 - $7.0 million).
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
The Company did not renew the ceded reinsurance contracts with Tailwind Re at the January 1, 2025 renewal. The Company recognized ceded premiums written and ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $42.7 million and $21.2 million, respectively, during the six months ended June 30, 2024. At June 30, 2025, the total assets and total liabilities of Tailwind Re were

$0.1 million and $0.1 million, respectively (December 31, 2024 - $416.8 million and $416.8 million, respectively).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $3.2 million at June 30, 2025 (December 31, 2024 - $3.6 million). At June 30, 2025, the total assets and total liabilities of the AlphaCat Funds, AlphaCat Re and OmegaCat Re were $1.5 billion and $0.9 billion, respectively (December 31, 2024 - $3.0 billion and $1.3 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.40 per common share, payable to common shareholders of record on March 14, 2025 and June 13, 2025, and the Company paid the dividends on March 31, 2025 and June 30, 2025, respectively.
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
During the six months ended June 30, 2025, the Company paid $17.7 million in preference share dividends (2024 - $17.7 million) and $38.7 million in common share dividends (2024 - $40.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 7, 2025, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During the six months ended June 30, 2025, the Company repurchased 3,046,222 common shares at an aggregate cost of $737.6 million and an average price of $242.13 per common share. At June 30, 2025, $520.2 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program subsequent to June 30, 2025.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$826,507	$495,046	$987,654	$859,844
Amount allocated to participating common shareholders (1)	(13,344)	(7,322)	(15,269)	(12,573)
Net income (loss) allocated to RenaissanceRe common shareholders	$813,163	$487,724	$972,385	$847,271
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	47,140	51,680	47,737	51,679
Per common share equivalents of non-vested shares (2)	146	134	163	142
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	47,286	51,814	47,900	51,821
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$17.25	$9.44	$20.37	$16.39
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$17.20	$9.41	$20.30	$16.35

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,731,935	$1,689,245	$—	$3,421,180
Net premiums written	$1,325,557	$1,444,713	$—	$2,770,270
Net premiums earned	$868,010	$1,544,144	$—	$2,412,154
Net claims and claim expenses incurred	(7,930)	1,050,053	—	1,042,123
Acquisition expenses	174,200	468,405	—	642,605
Operational expenses	71,569	54,169	—	125,738
Underwriting income (loss)	$630,171	$(28,483)	$—	601,688
Net investment income			413,108	413,108
Net foreign exchange gains (losses)			8,660	8,660
Equity in earnings (losses) of other ventures			20,333	20,333
Other income (loss)			2,624	2,624
Net realized and unrealized gains (losses) on investments			349,720	349,720
Corporate expenses			(23,781)	(23,781)
Interest expense			(31,793)	(31,793)
Income (loss) before taxes				1,340,559
Income tax benefit (expense)			(176,869)	(176,869)
Net (income) loss attributable to redeemable noncontrolling interests			(328,339)	(328,339)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$826,507

Net claims and claim expenses incurred – current accident year	$258,646	$1,053,187	$—	$1,311,833
Net claims and claim expenses incurred – prior accident years	(266,576)	(3,134)	—	(269,710)
Net claims and claim expenses incurred – total	$(7,930)	$1,050,053	$—	$1,042,123

Net claims and claim expense ratio – current accident year	29.8%	68.2%		54.4%
Net claims and claim expense ratio – prior accident years	(30.7)%	(0.2)%		(11.2)%
Net claims and claim expense ratio – calendar year	(0.9)%	68.0%		43.2%
Underwriting expense ratio	28.3%	33.8%		31.9%
Combined ratio	27.4%	101.8%		75.1%

Six months ended June 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,862,768	$3,713,915	$—	$7,576,683
Net premiums written	$3,016,551	$3,197,248	$—	$6,213,799
Net premiums earned	$2,115,960	$3,016,975	$—	$5,132,935
Net claims and claim expenses incurred	1,615,327	2,170,554	—	3,785,881
Acquisition expenses	341,845	948,195	—	1,290,040
Operational expenses	135,835	90,088	—	225,923
Underwriting income (loss)	$22,953	$(191,862)	$—	(168,909)
Net investment income			818,461	818,461
Net foreign exchange gains (losses)			1,332	1,332
Equity in earnings of other ventures			38,161	38,161
Other income (loss)			3,538	3,538
Net realized and unrealized gains (losses) on investments			682,660	682,660
Corporate expenses			(46,591)	(46,591)
Interest expense			(58,879)	(58,879)
Income (loss) before taxes and redeemable noncontrolling interests				1,269,773
Income tax benefit (expense)			(131,344)	(131,344)
Net (income) loss attributable to redeemable noncontrolling interests			(133,087)	(133,087)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$987,654

Net claims and claim expenses incurred – current accident year	$2,068,961	$2,182,504	$—	$4,251,465
Net claims and claim expenses incurred – prior accident years	(453,634)	(11,950)	—	(465,584)
Net claims and claim expenses incurred – total	$1,615,327	$2,170,554	$—	$3,785,881

Net claims and claim expense ratio – current accident year	97.8%	72.3%		82.8%
Net claims and claim expense ratio – prior accident years	(21.5)%	(0.4)%		(9.0)%
Net claims and claim expense ratio – calendar year	76.3%	71.9%		73.8%
Underwriting expense ratio	22.6%	34.5%		29.5%
Combined ratio	98.9%	106.4%		103.3%

Three months ended June 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,753,098	$1,672,397	$—	$3,425,495
Net premiums written	$1,358,660	$1,479,851	$—	$2,838,511
Net premiums earned	$980,834	$1,560,481	$—	$2,541,315
Net claims and claim expenses incurred	273,354	1,036,148	—	1,309,502
Acquisition expenses	188,345	456,093	—	644,438
Operational expenses	67,425	40,614	—	108,039
Underwriting income (loss)	$451,710	$27,626	$—	479,336
Net investment income			410,845	410,845
Net foreign exchange gains (losses)			(8,815)	(8,815)
Equity in earnings (losses) of other ventures			12,590	12,590
Other income (loss)			169	169
Net realized and unrealized gains (losses) on investments			(127,584)	(127,584)
Corporate expenses			(35,159)	(35,159)
Interest expense			(23,609)	(23,609)
Income (loss) before taxes				707,773
Income tax benefit (expense)			20,848	20,848
Net (income) loss attributable to redeemable noncontrolling interests			(224,731)	(224,731)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$495,046

Net claims and claim expenses incurred – current accident year	$357,745	$1,060,028	$—	$1,417,773
Net claims and claim expenses incurred – prior accident years	(84,391)	(23,880)	—	(108,271)
Net claims and claim expenses incurred – total	$273,354	$1,036,148	$—	$1,309,502

Net claims and claim expense ratio – current accident year	36.5%	67.9%		55.8%
Net claims and claim expense ratio – prior accident years	(8.6)%	(1.5)%		(4.3)%
Net claims and claim expense ratio – calendar year	27.9%	66.4%		51.5%
Underwriting expense ratio	26.0%	31.8%		29.6%
Combined ratio	53.9%	98.2%		81.1%

Six months ended June 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,642,979	$3,773,200	$—	$7,416,179
Net premiums written	$2,756,278	$3,281,806	$—	$6,038,084
Net premiums earned	$1,916,917	$3,068,308	$—	$4,985,225
Net claims and claim expenses incurred	427,603	2,048,022	—	2,475,625
Acquisition expenses	374,127	901,232	—	1,275,359
Operational expenses	129,049	85,174	—	214,223
Underwriting income (loss)	$986,138	$33,880	$—	1,020,018
Net investment income			801,620	801,620
Net foreign exchange gains (losses)			(44,498)	(44,498)
Equity in earnings of other ventures			26,717	26,717
Other income (loss)			119	119
Net realized and unrealized gains (losses) on investments			(341,238)	(341,238)
Corporate expenses			(74,411)	(74,411)
Interest expense			(46,713)	(46,713)
Income (loss) before taxes and redeemable noncontrolling interests				1,341,614
Income tax benefit (expense)			5,476	5,476
Net (income) loss attributable to redeemable noncontrolling interests			(469,558)	(469,558)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$859,844

Net claims and claim expenses incurred – current accident year	$606,661	$2,074,316	$—	$2,680,977
Net claims and claim expenses incurred – prior accident years	(179,058)	(26,294)	—	(205,352)
Net claims and claim expenses incurred – total	$427,603	$2,048,022	$—	$2,475,625

Net claims and claim expense ratio – current accident year	31.6%	67.6%		53.8%
Net claims and claim expense ratio – prior accident years	(9.3)%	(0.9)%		(4.1)%
Net claims and claim expense ratio – calendar year	22.3%	66.7%		49.7%
Underwriting expense ratio	26.3%	32.2%		29.8%
Combined ratio	48.6%	98.9%		79.5%

NOTE 13. DERIVATIVE INSTRUMENTS
The Company may enter into derivative instruments to manage its foreign currency exposure, obtain exposure to a particular financial market, or for trading and to assume or hedge risk. The Company’s derivative instruments are primarily exchange traded futures, centrally cleared credit default swaps or over-the-counter foreign currency forward contracts. The over-the-counter derivatives are generally traded under International Swaps and Derivatives Association master agreements, which establish the terms of the transactions entered into with the Company’s derivative counterparties. In the event a party becomes insolvent or otherwise defaults on its obligations, a master agreement generally permits the non-defaulting party to accelerate and terminate all outstanding transactions and net the transactions’ marked-to-market values so that a single sum in a single currency will be owed by, or owed to, the non-defaulting party. Effectively, this contractual close-out netting reduces credit exposure from gross to net exposure. Where the Company has entered into master netting agreements with counterparties, or the Company has the legal and contractual right to offset positions, the derivative positions are generally netted by counterparty and are reported accordingly in other assets and other liabilities.
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2025.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At June 30, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$8,818	$—	$8,818	Other assets	$—	$8,818
Foreign currency forward contracts (1)	20,006	—	20,006	Other assets	—	20,006
Foreign currency forward contracts (2)	654	—	654	Other assets	—	654
Credit default swaps	7,210	—	7,210	Other assets	—	7,210
Equity futures	4,914	—	4,914	Other assets	—	4,914
Commodity futures	5,467	—	5,467	Other assets	—	5,467
Total derivative instruments not designated as hedges	47,069	—	47,069		—	47,069
Total	$47,069	$—	$47,069		$—	$47,069

	Derivative Liabilities
At June 30, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$14,888	$—	$14,888	Other liabilities	$13,834	$1,054
Foreign currency forward contracts (1)	4,912	—	4,912	Other liabilities	4,444	468
Foreign currency forward contracts (2)	5,119	—	5,119	Other liabilities	—	5,119
Credit default swaps	139	—	139	Other liabilities	139	—
Equity futures	205	—	205	Other liabilities	205	—
Total derivative instruments not designated as hedges	25,263	—	25,263		18,622	6,641
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	863	—	863	Other liabilities	—	863
Total	$26,126	$—	$26,126		$18,622	$7,504

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Three months ended June 30,		2025	2024
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$37,692	$2,931
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	35,673	8,554
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(1,788)	(3,886)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	17,239	(1,725)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	87,247	10
Warrants	Net realized and unrealized gains (losses) on investments	—	(1,046)
Commodity options	Net realized and unrealized gains (losses) on investments	(2,119)	(1,879)
Commodity futures	Net realized and unrealized gains (losses) on investments	35,372	12,083
Total derivative instruments not designated as hedges		209,316	15,042
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(3,012)	(1,361)
Total		$206,304	$13,681

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
(5)Contracts designated as hedges of net investments in a foreign operation.

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Six months ended June 30,		2025	2024
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$103,895	$(52,349)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	44,934	4,073
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(2,875)	(19,852)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	27,638	(23,029)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	34,700	10
Warrants	Net realized and unrealized gains (losses) on investments	—	(1,046)
Commodity options	Net realized and unrealized gains (losses) on investments	(2,602)	(2,249)
Commodity futures	Net realized and unrealized gains (losses) on investments	153,446	31,231
Total derivative instruments not designated as hedges		359,136	(63,211)
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(3,377)	1,493
Total		$355,759	$(61,718)

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At June 30, 2025, the Company had $7.2 billion of notional long positions and $3.3 billion of notional short positions of primarily U.S. treasury and non-U.S. government bond futures contracts (December 31, 2024 - $7.1 billion and $3.1 billion, respectively).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At June 30, 2025, the Company had outstanding underwriting related foreign currency contracts of $794.6 million in notional long positions and $178.5 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $1.0 billion and $508.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At June 30, 2025, the Company had outstanding investment portfolio related foreign currency contracts of $425.6 million in notional long positions and $108.2 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $345.0 million and $107.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At June 30, 2025, the Company had outstanding credit default swaps of $343.0 million in notional positions to protect against increasing credit risk, denominated in U.S. dollars (December 31, 2024 - $1.4 billion).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At June 30, 2025, the Company had $1.1 billion of notional long positions of equity futures (December 31, 2024 - $437.2 million).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio to assume or hedge risk. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At June 30, 2025, the Company had $899.7 million of notional long positions of gold futures, denominated in U.S. dollars (December 31, 2024 - $684.3 million).
Commodity Options
The fair value of these derivatives is determined using market-based prices from pricing vendors. At June 30, 2025, the Company had no exposure to exchange traded commodity option contracts (December 31, 2024 - $0.5 million). The notional amounts for options are based on the fair value of the underlying commodities as if the options were exercised at the reporting date.
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
As of June 30, 2025 and December 31, 2024, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$60,870	$60,752	$59,507	$61,570
Derivative gains (losses)	$(3,012)	$(1,361)	$(3,377)	$1,493

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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to June 30, 2025 and through the period ended July 21, 2025, the Company repurchased 293.8 thousand common shares at an aggregate cost of $70.2 million and an average price of $239.03 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2025 and 2024, as well as our liquidity and capital resources at June 30, 2025. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2024. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily though delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds, which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new ventures, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) interest and dividends related to our debt, preference shares and common shares; and (6) income taxes. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. On December 27, 2023, the Government of Bermuda announced the implementation of a 15% corporate income tax (“CIT”), which became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% CIT. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. These changes have, and are expected to, impact our results in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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

Launch of Medici UCITS
In March 2025 we launched Medici UCITS, a new Irish domiciled property catastrophe bond fund, a sub-fund of RenaissanceRe Medici ICAV. Medici UCITS is purpose-built to provide European and other global investors with access to RenaissanceRe’s catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. Medici UCITS launched with $348.7 million in total capital, made up of a combination of primarily existing partner capital, new partner capital and a $140.0 million co-investment from the Company. At launch, Medici UCITS was seeded by a transfer in kind of catastrophe bonds of Medici. Medici UCITS is intended to complement the Company’s existing catastrophe bond fund, Medici, and both Medici UCITS and Medici share substantially similar investment guidelines and risk appetites. Medici is consolidated within the results of the Company, whereas Medici UCITS is not controlled by the Company, and is therefore not consolidated within the results of the Company. The Company’s investment in Medici UCITS appears as a fund investment and is accounted for at fair value. The transactions related to the launch of Medici UCITS appear in the Company’s financial statements as a reduction in the overall net asset value of Medici of $316.5 million at June 30, 2025, and the Company’s investment in Medici UCITS appears as a fund investment of $143.5 million.

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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2025, compared to the second quarter of 2024.

Three months ended June 30,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$3,421,180	$3,425,495	$(4,315)
Net premiums written	$2,770,270	$2,838,511	$(68,241)
Net premiums earned	$2,412,154	$2,541,315	$(129,161)
Net claims and claim expenses incurred	1,042,123	1,309,502	(267,379)
Acquisition expenses	642,605	644,438	(1,833)
Operational expenses	125,738	108,039	17,699
Underwriting income (loss)	$601,688	$479,336	$122,352

Net investment income	$413,108	$410,845	$2,263
Net realized and unrealized gains (losses) on investments	349,720	(127,584)	477,304
Total investment result	$762,828	$283,261	$479,567

Net income (loss)	$1,163,690	$728,621	$435,069
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$826,507	$495,046	$331,461
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$17.20	$9.41	$7.79
Dividends per common share	$0.40	$0.39	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	54.4%	55.8%	(1.4)	pts
Net claims and claim expense ratio – prior accident years	(11.2)%	(4.3)%	(6.9)	pts
Net claims and claim expense ratio – calendar year	43.2%	51.5%	(8.3)	pts
Underwriting expense ratio	31.9%	29.6%	2.3	pts
Combined ratio	75.1%	81.1%	(6.0)	pts

Return on average common equity - annualized	33.7%	21.4%	12.3	pts

Book Value	June 30, 2025	March 31, 2025	Change
Book value per common share	$212.15	$196.18	$15.97
Accumulated dividends per common share	28.88	28.48	0.40
Book value per common share plus accumulated dividends	$241.03	$224.66	$16.37
Change in book value per common share plus change in accumulated dividends	8.3%

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $826.5 million in the second quarter of 2025, compared to $495.0 million in the second quarter of 2024, an increase of $331.5 million. As a result, in the second quarter of 2025 we generated an annualized return on average common equity of 33.7%, and our book value per common share increased from $196.18 at March 31, 2025 to $212.15 at June 30, 2025, an 8.3% increase, after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the second quarter of 2025 included:
•Underwriting Results
–underwriting income of $601.7 million, an increase of $122.4 million, resulting in an improvement of 6.0 percentage points in the combined ratio, driven primarily by:
–a lower level of catastrophe losses in the second quarter of 2025, compared to the second quarter of 2024; and
–higher prior accident year net favorable development, predominantly in the Property segment.
–gross premiums written and net premiums written decreased by $4.3 million and $68.2 million, respectively.
•Investment Results
–total investment result increased by $479.6 million, driven by:
–an increase of $477.3 million in net realized and unrealized gains on investments; and
–an increase in net investment income of $2.3 million.
•Fee Income
–income of $95.0 million, an increase of $10.9 million.
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $328.3 million, an increase of $103.6 million, primarily resulting from strong underwriting results and net investment income in our joint ventures.
•Income Tax Benefit (Expense)
–expense of $176.9 million, compared to a benefit of $20.8 million in the second quarter of 2024, primarily driven by the Bermuda CIT, which became effective on January 1, 2025.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$1,731,935	$1,753,098	$(21,163)
Net premiums written	$1,325,557	$1,358,660	$(33,103)
Net premiums earned	$868,010	$980,834	$(112,824)
Net claims and claim expenses incurred	(7,930)	273,354	(281,284)
Acquisition expenses	174,200	188,345	(14,145)
Operational expenses	71,569	67,425	4,144
Underwriting income (loss)	$630,171	$451,710	$178,461

Net claims and claim expenses incurred – current accident year	$258,646	$357,745	$(99,099)
Net claims and claim expenses incurred – prior accident years	(266,576)	(84,391)	(182,185)
Net claims and claim expenses incurred – total	$(7,930)	$273,354	$(281,284)

Net claims and claim expense ratio – current accident year	29.8%	36.5%	(6.7)	pts
Net claims and claim expense ratio – prior accident years	(30.7)%	(8.6)%	(22.1)	pts
Net claims and claim expense ratio – calendar year	(0.9)%	27.9%	(28.8)	pts
Underwriting expense ratio	28.3%	26.0%	2.3	pts
Combined ratio	27.4%	53.9%	(26.5)	pts

Property Gross Premiums Written
•Gross premiums written reflected a successful mid-year renewal as we executed on market opportunities in the catastrophe class and optimized our property portfolio. The decrease of $21.2 million, or 1.2%, was primarily driven by:
–an increase in the catastrophe class of $98.1 million, or 7.8%, driven by strong mid-year renewals reflective of organic growth on existing clients as well as new underwriting opportunities, including in U.S. catastrophe-exposed business; and
–a decrease of $119.3 million, or 24.4%, in the other property class, primarily reflecting premium adjustments, in part due to rate decreases in the excess and surplus business.
Property Ceded Premiums Written

Three months ended June 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$406,378	$394,438	$11,940

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

•Ceded premiums written increased by $11.9 million, or 3.0%, as part of our gross-to-net strategy, driven by:
–an increase in ceded spend and limit purchased, including additional limit purchased in response to the California Wildfires and growth in the assumed catastrophe portfolio, partially offset by
–a reduced utilization of Upsilon through the June 1st renewals.
Property Net Premiums Earned
•Net premiums earned decreased by $112.8 million, or 11.5%, primarily driven by:
–reductions in gross premiums written in the other property class, in addition to an increase in ceded premiums written in 2024, which continued to impact net premiums earned in 2025.
Property Underwriting Results
•Net claims and claim expense ratio improved by 28.8 percentage points, driven by:
–a 6.7 percentage point improvement in the current accident year net claims and claim expense ratio, primarily due to:
–lower catastrophe losses in the quarter, compared to the second quarter of 2024 which included a 7.7 percentage point impact on the Property segment current accident year net claims and claim expense ratio from the Q2 2024 Large Loss Events.
–net favorable development of 30.7% in the net claims and claim expense ratio, driven by:
–net favorable development of $131.5 million in the catastrophe class, primarily from the weather-related large losses in 2021, 2022, and 2023; and
–net favorable development of $135.1 million in the other property class, primarily due to reported losses coming in lower than expected.
•Underwriting expense ratio increased by 2.3 percentage points, driven by:
–a 1.0 percentage point increase in the acquisition expense ratio and a 1.3 percentage point increase in the operating expense ratio, both primarily driven by the decrease in net premiums earned.
•Combined ratio improved by 26.5 percentage points from the second quarter of 2024 driven by an increase in prior accident year net favorable development in addition to a lower impact of large loss events in the quarter, with the Q2 2024 Large Loss Events adding 7.0 percentage points to the combined ratio in the second quarter of 2024.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$1,689,245	$1,672,397	$16,848
Net premiums written	$1,444,713	$1,479,851	$(35,138)
Net premiums earned	$1,544,144	$1,560,481	$(16,337)
Net claims and claim expenses incurred	1,050,053	1,036,148	13,905
Acquisition expenses	468,405	456,093	12,312
Operational expenses	54,169	40,614	13,555
Underwriting income (loss)	$(28,483)	$27,626	$(56,109)

Net claims and claim expenses incurred – current accident year	$1,053,187	$1,060,028	$(6,841)
Net claims and claim expenses incurred – prior accident years	(3,134)	(23,880)	20,746
Net claims and claim expenses incurred – total	$1,050,053	$1,036,148	$13,905

Net claims and claim expense ratio – current accident year	68.2%	67.9%	0.3	pts
Net claims and claim expense ratio – prior accident years	(0.2)%	(1.5)%	1.3	pts
Net claims and claim expense ratio – calendar year	68.0%	66.4%	1.6	pts
Underwriting expense ratio	33.8%	31.8%	2.0	pts
Combined ratio	101.8%	98.2%	3.6	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written increased by $16.8 million, or 1.0%, driven by:
–increases in the credit, professional liability and other specialty classes of 29.7%, 24.4% and 3.5%, respectively, which were principally driven by the impact of changes in premium estimates in the second quarter of 2024 on business underwritten in prior years; largely offset by
–a decrease within the general casualty class of 18.7% due to a reduction in the general liability line of business, primarily related to exposure reductions and reclassifications of premium between the general casualty and professional liability classes based on cedent reporting, in both the current and comparative quarter.
Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$244,532	$192,546	$51,986

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
•Ceded premiums written increased by $52.0 million, or 27.0%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased.

Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $35.1 million, or 2.4%, consistent with the increase in ceded premiums written.
Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio increased by 1.6 percentage points, and included:
–a 0.3 percentage point increase in the current accident year net claims and claim expense ratio due to the impact of higher attritional losses, primarily within the casualty lines of business, and partially offset by a lower impact from large losses compared to the second quarter of 2024;
–a prior accident year net claims and claim expense ratio of (0.2) percentage points, reflecting net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the professional liability, other specialty and credit classes, offset by adverse development from the general liability line of business.
•Underwriting expense ratio increased by 2.0 percentage points, driven by:
–a 1.1 percentage point increase in the acquisition expense ratio, principally driven by changes in mix of business from increased mortgage premium, which carries higher acquisition costs; and
–a 0.9 percentage point increase in the operating expense ratio mainly due to an increase in compensation expenses.
•Combined ratio of 101.8%, which included a 1.6 percentage point impact from large losses within the other specialty class, primarily related to the Air India crash.
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
Fee Income

Three months ended June 30,	2025	2024	Change
(in thousands)
Management Fee Income
Joint ventures	$41,435	$39,812	$1,623
Managed funds	7,595	8,204	(609)
Structured reinsurance products and other	7,377	7,311	66
Total management fee income	56,407	55,327	1,080

Performance Fee Income (Loss)
Joint ventures	25,047	20,905	4,142
Structured reinsurance products and other	9,107	7,521	1,586
Managed funds	4,396	324	4,072
Total performance fee income (loss)	38,550	28,750	9,800
Total fee income	$94,957	$84,077	$10,880

The table above shows total fee income earned through third-party capital management activities, including various joint ventures, managed funds and certain structured retrocession agreements to which we are a party. Performance fees are based on the performance of the individual vehicles or products and may be zero or negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees. Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana. Managed funds include Upsilon Fund, Medici and Medici UCITS. In addition, we manage certain third party capital vehicles through AlphaCat Managers, which was acquired in connection with the Validus Acquisition. Structured reinsurance products and other includes certain reinsurance contracts and certain other vehicles through which we transfer risk to third-party capital.
•Total fee income increased $10.9 million, due to:
–an increase in management fee income of $1.1 million, driven by:
–an increase in management fees from Fontana as a result of higher earned premiums;
–an increase in management fees from Upsilon as a result of prior year net favorable development; and partially offset by
–a decrease in management fees from AlphaCat Managers due to the continued release of trapped collateral to investors.
–an increase in performance fees of $9.8 million as a result of strong underwriting results and prior year net favorable development, primarily in DaVinci and Upsilon.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Three months ended June 30,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$12,492	$12,992	$(500)
Equity in earnings (losses) of other ventures	—	(343)	343
Net income (loss) attributable to redeemable noncontrolling interest	82,465	71,428	11,037
Total fee income	$94,957	$84,077	$10,880

(1)Reflects total fee income earned through third-party capital management as well as various joint ventures, managed funds and certain structured retrocession agreements to which we are a party, recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. Fee income on third-party capital management activities during the second quarter of 2025 of $12.5 million includes $12.5 million of management fee income, recorded as a reduction to operational expenses and nominal performance fee income recorded as a reduction to acquisition expenses (2024 - $13.0 million, $12.9 million and $0.1 million, respectively).

In addition to the fee income earned through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Three months ended June 30,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$12,492	$12,992	$(500)
Underwriting income (loss) - additional fee income on other underwriting-related activities	19,139	18,015	1,124
Total fee income recorded through underwriting income (loss) (1)	$31,631	$31,007	$624
Impact of total fee income recorded through underwriting income (loss) on the combined ratio	1.3%	1.2%	0.1	pts

(1)Fee income on third-party capital management activities during the second quarter of 2025 of $31.6 million includes $28.0 million of management fee income, recorded as a reduction to operational expenses and $3.7 million of performance fee income recorded as a reduction to acquisition expenses (2024 - $31.0 million, $25.9 million and $5.1 million, respectively).
Investment Results
Net Investment Income

Three months ended June 30,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$282,173	$273,900	$8,273
Short term investments	48,415	48,386	29
Equity investments
Fixed income exchange traded funds	6,528	—	6,528
Other equity investments	615	589	26
Other investments
Catastrophe bonds	47,948	58,436	(10,488)
Other	21,692	20,663	1,029
Cash and cash equivalents	12,333	15,399	(3,066)
	419,704	417,373	2,331
Investment expenses	(6,596)	(6,528)	(68)
Net investment income	$413,108	$410,845	$2,263

•Net investment income remained consistently strong, with an increase of $2.3 million, primarily due to:
–higher average invested assets in the fixed maturity investments portfolio, partially offset by
–decreases in market yields.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2025	2024	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$13,922	$17,617	$(3,695)
Gross realized losses on fixed maturity investments trading	(15,689)	(83,430)	67,741
Net realized gains (losses) on fixed maturity investments trading	(1,767)	(65,813)	64,046
Net unrealized gains (losses) on fixed maturity investments trading	96,346	(24,848)	121,194
Net realized and unrealized gains (losses) on fixed maturity investments trading	94,579	(90,661)	185,240
Net realized and unrealized gains (losses) on investment-related derivatives (1)	175,431	10,374	165,057
Net realized gains (losses) on equity investments	64	15	49
Net unrealized gains (losses) on equity investments	23,807	(5,507)	29,314
Net realized and unrealized gains (losses) on equity investments	23,871	(5,492)	29,363
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(14,016)	(34,107)	20,091
Net realized and unrealized gains (losses) on other investments - other	69,855	(7,698)	77,553
Net realized and unrealized gains (losses) on investments	$349,720	$(127,584)	$477,304

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 13. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. As part of this strategy, we may use investment-related derivatives to obtain exposure to a particular financial market or to hedge portfolio risk. A large majority of our investments are invested in the fixed income markets and, therefore, our realized and unrealized holding gains and losses on investments are highly correlated to fluctuations in interest rates. As interest rates decline, we will tend to have realized and unrealized gains from our investment portfolio, and as interest rates rise, we will tend to have realized and unrealized losses from our investment portfolio.
•Principally impacting our net realized and unrealized gains on investments in the second quarter of 2025 were:
–net realized and unrealized gains on our fixed maturity investments trading portfolio, primarily due to:
–decreases in some market yields and a general tightening of credit spreads in the second quarter of 2025 compared to increases in market yields and a general widening of credit spreads in the second quarter of 2024;
–net realized and unrealized gains on investment-related derivatives, primarily as a result of:
–the impact of the market yield movements on interest rate futures,
–equity market movements, favorably impacting equity futures, and
–commodity price movements favorably impacting gold futures;
–net realized and unrealized gains on other investments - other, primarily due to:
–fund investments generally being more favorably impacted by equity market movements in the second quarter of 2025, compared to the second quarter of 2024, and
–direct private equity investments valuations increasing in the second quarter of 2025, compared to decreases in the second quarter of 2024.

Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$8,660	$(8,815)	$17,475

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
•Net foreign exchange gains increased by $17.5 million, driven by:
–gains attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, partially offset by
–losses on certain foreign exchange exposures related to our underwriting activities.
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
Equity in Earnings (Losses) of Other Ventures

Three months ended June 30,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$20,333	$12,590	$7,743

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
•Equity in earnings of other ventures increased by $7.7 million, driven by:
–increased profitability of our equity investments during the second quarter of 2025, as certain insurance and insurance-related companies reported higher net income compared to the second quarter of 2024.
Corporate Expenses

Three months ended June 30,	2025	2024	Change
(in thousands)
Corporate expenses	$23,781	$35,159	$(11,378)

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
•Corporate expenses decreased by $11.4 million, primarily driven by:
–lower expenses associated with the Validus Acquisition, with $2.0 million in the second quarter of 2025, compared to $17.3 million in the second quarter of 2024, partially offset by increased compensation expenses.

Income Tax Benefit (Expense)

Three months ended June 30,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$(176,869)	$20,848	$(197,717)

We are subject to income taxes in the jurisdictions in which we operate. Through December 31, 2024, we were not subject to any income taxes or capital gains taxes in Bermuda. The Bermuda CIT became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. Our consolidated effective tax rate has increased in 2025 as a result of these changes. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
•Income tax expense of $176.9 million, primarily driven by the newly effective Bermuda CIT.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$218,453	$152,511	$65,942
Redeemable noncontrolling interest - Vermeer	57,425	56,624	801
Redeemable noncontrolling interest - Medici	38,993	13,249	25,744
Redeemable noncontrolling interest - Fontana	13,468	2,347	11,121
Net income (loss) attributable to redeemable noncontrolling interests	$328,339	$224,731	$103,608

•Net income attributable to redeemable noncontrolling interests increased by $103.6 million, primarily driven by:
–an increase in underwriting income across all vehicles, particularly DaVinci and Vermeer; and
–an increase in total investment results in the current period.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Six months ended June 30,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statement of operations highlights
Gross premiums written	$7,576,683	$7,416,179	$160,504
Net premiums written	$6,213,799	$6,038,084	$175,715
Net premiums earned	$5,132,935	$4,985,225	$147,710
Net claims and claim expenses incurred	3,785,881	2,475,625	1,310,256
Acquisition expenses	1,290,040	1,275,359	14,681
Operational expenses	225,923	214,223	11,700
Underwriting income (loss)	$(168,909)	$1,020,018	$(1,188,927)

Net investment income	$818,461	$801,620	$16,841
Net realized and unrealized gains (losses) on investments	682,660	(341,238)	1,023,898
Total investment result	$1,501,121	$460,382	$1,040,739

Net income (loss)	$1,138,429	$1,347,090	$(208,661)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$987,654	$859,844	$127,810
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$20.30	$16.35	$3.95
Dividends per common share	$0.80	$0.78	$0.02

Key ratios
Net claims and claim expense ratio – current accident year	82.8%	53.8%	29.0	pts
Net claims and claim expense ratio – prior accident years	(9.0)%	(4.1)%	(4.9)	pts
Net claims and claim expense ratio – calendar year	73.8%	49.7%	24.1	pts
Underwriting expense ratio	29.5%	29.8%	(0.3)	pts
Combined ratio	103.3%	79.5%	23.8	pts

Return on average common equity - annualized	20.1%	19.0%	1.1	pts

Book value	June 30, 2025	December 31, 2024	Change
Book value per common share	$212.15	$195.77	$16.38
Accumulated dividends per common share	28.88	28.08	0.80
Book value per common share plus accumulated dividends	$241.03	$223.85	$17.18
Change in book value per common share plus change in accumulated dividends	8.8%

Net income available to RenaissanceRe common shareholders was $1.0 billion in the six months ended June 30, 2025, compared to $859.8 million in the six months ended June 30, 2024. As a result of our net income available to RenaissanceRe common shareholders in the six months ended June 30, 2025, we generated an annualized return on average common equity of 20.1% and our book value per common share increased from $195.77 at December 31, 2024 to $212.15 at June 30, 2025, an 8.8% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the six months ended June 30, 2025, on a comparative basis to the six months ended June 30, 2024, include:
•Underwriting Results
–underwriting loss of $168.9 million in the six months ended June 30, 2025, compared to underwriting income of $1.0 billion in the six months ended June 30, 2024, resulting in an increase in the combined ratio of 23.8 percentage points, driven primarily by:
–a $717.4 million net negative impact on net income available to RenaissanceRe common shareholders from the 2025 Large Loss Events, compared to $105.2 million from the 2024 Large Loss Events; partially offset by
–higher prior accident year net favorable development, predominantly in the Property segment.
•Investment Results
–total investment result increased by $1.0 billion, driven by:
–an increase of $1.0 billion in net realized and unrealized gains on investments; and
–an increase in net investment income of $16.8 million.
•Fee Income
–income of $125.4 million, a decrease of $42.2 million, primarily due to the 2025 Large Loss Events.
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $133.1 million, a decrease of $336.5 million, primarily resulting from underwriting losses from the California Wildfires.
•Income Tax Benefit (Expense)
–expense of $131.3 million in the six months ended June 30, 2025, compared to a benefit of $5.5 million in the six months ended June 30, 2024, primarily driven by the Bermuda CIT, which became effective on January 1, 2025.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result, (2) redeemable noncontrolling interest and (3) income tax benefit (expense) beginning in the first quarter of 2025. Prior to January 1, 2025, net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders did not include any related income tax benefit (expense) as it was not meaningful prior to the implementation of the Bermuda CIT effective January 1, 2025.
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
2025 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our segment underwriting results and consolidated combined ratio in the six months ended June 30, 2025.

Six months ended June 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(1,219,941)	$—	$(1,219,941)
Net negative impact on Casualty and Specialty segment underwriting result	(40,293)	(108,591)	(148,884)
Net negative impact on underwriting result	$(1,260,234)	$(108,591)	$(1,368,825)
Percentage point impact on consolidated combined ratio	25.9	2.3	28.2

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the six months ended June 30, 2025 of the 2025 Large Loss Events.

Six months ended June 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands)
Net claims and claims expenses incurred	$(1,600,162)	$(114,153)	$(1,714,315)
Assumed reinstatement premiums earned	335,140	12,952	348,092
Ceded reinstatement premiums earned	(21,487)	(7,390)	(28,877)
Earned (lost) profit commissions	26,275	—	26,275
Net negative impact on underwriting result	(1,260,234)	(108,591)	(1,368,825)
Redeemable noncontrolling interest	505,367	19,711	525,078
Income tax benefit (expense)	114,232	12,130	126,362
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(640,635)	$(76,750)	$(717,385)

(1)The “California Wildfires” were a series of wildfires that burned throughout southern California in January 2025.
(2)“Other 2025 Large Loss Events” represents: the crash of American Airlines flight 5342 in January 2025 and certain refinery fires in the first quarter of 2025.
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

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$3,862,768	$3,642,979		$219,789
Net premiums written	$3,016,551	$2,756,278		$260,273
Net premiums earned	$2,115,960	$1,916,917		$199,043
Net claims and claim expenses incurred	1,615,327	427,603	1,187,724
Acquisition expenses	341,845	374,127	(32,282)
Operational expenses	135,835	129,049	6,786
Underwriting income (loss)	$22,953	$986,138		$(963,185)

Net claims and claim expenses incurred – current accident year	$2,068,961	$606,661		$1,462,300
Net claims and claim expenses incurred – prior accident years	(453,634)	(179,058)	(274,576)
Net claims and claim expenses incurred – total	$1,615,327	$427,603		$1,187,724

Net claims and claim expense ratio – current accident year	97.8%	31.6%	66.2	pts
Net claims and claim expense ratio – prior accident years	(21.5)%	(9.3)%	(12.2)	pts
Net claims and claim expense ratio – calendar year	76.3%	22.3%	54.0	pts
Underwriting expense ratio	22.6%	26.3%	(3.7)	pts
Combined ratio	98.9%	48.6%	50.3	pts

Property Gross Premiums Written
•Gross premiums written increased by $219.8 million, or 6.0%, driven by:
–an increase of $423.6 million, or 16.3%, in the catastrophe class, primarily due to an increase in reinstatement premiums, including $322.7 million related to the California Wildfires;
–otherwise, gross premiums written in the catastrophe class increased by $68.4 million, or 2.6%, driven by strong renewals reflective of organic growth on existing clients as well as new underwriting opportunities, including in U.S. catastrophe-exposed business;
–a decrease of $203.8 million, or 19.6%, in the other property class, primarily reflecting premium adjustments, in part due to rate decreases in the excess and surplus business.
Property Ceded Premiums Written

Six months ended June 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$846,217	$886,701	$(40,484)

•Ceded premiums written decreased by $40.5 million, or 4.6%, as part of our gross-to-net strategy, driven by:
–reduced utilization of Upsilon, which was not deployed at the January 1st renewals and with reduced deployment at the June 1st renewals; and
–reduced ceded spend and limit purchased within our other property class, partially offset by
–an increase in ceded spend and limit purchased, including additional limit purchased in response to the California Wildfires and growth in the assumed catastrophe portfolio.
Property Net Premiums Earned
•Net premiums earned increased by $199.0 million, or 10.4%, driven by:
–$352.2 million of net reinstatements, primarily from the California Wildfires, and partially offset by the decrease in gross premiums written within the other property class.
Property Underwriting Results
•Net claims and claim expense ratio increased 54.0 percentage points, driven by:
–a 66.2 percentage point increase in the current accident year net claims and claim expense ratio, which consisted of:
–a 69.1 percentage point impact from the California Wildfires, compared to 4.8 percentage points from the 2024 Large Loss Events in the six months ended June 30, 2024;
–a 98.6 percentage point increase in the catastrophe class current accident year net claims and claim expense ratio, which was primarily due to a 97.5 percentage point impact from the California Wildfires, compared to the 2024 Large Loss Events which added 4.9 percentage points in the six months ended June 30, 2024; and
–a 11.0 percentage point increase in the other property class current accident year net claims and claim expense ratio, which was primarily driven by a 15.9 percentage point impact from the California Wildfires, compared to the 2024 Large Loss Events which added 5.1 percentage points in the six months ended June 30, 2024.
–net favorable development of 21.5% in the net claims and claim expense ratio, driven by:
–net favorable development of $198.8 million in the catastrophe class, primarily from the weather-related large losses in 2021, 2022, and 2023; and
–net favorable development of $254.8 million in the other property class, primarily due to reported losses coming in lower than expected.
•Underwriting expense ratio improved by 3.7 percentage points, driven by:
–a 3.4 percentage point improvement in the acquisition expense ratio, driven by:
–a 2.3 percentage point improvement from the increase in net reinstatement premiums primarily related to the California Wildfires; and
–a 1.0 percentage point improvement primarily reflecting an adjustment to profit commission as a result of the impact of the California Wildfires on the results of operations of DaVinci, which was principally offset in noncontrolling interests, resulting in no net earnings impact from this adjustment.
–a 0.3 percentage point improvement in the operating expense ratio, primarily due to net reinstatement premiums of $352.2 million.
•Combined ratio of 98.9%, which included a 67.6 percentage point impact from the California Wildfires.

•Net negative impact on the property segment underwriting result of $1.2 billion from the California Wildfires
–compared to the 2024 Large Loss Events, which had a $81.5 million net negative impact on the property segment underwriting result and added 4.6 percentage points to the combined ratio in the six months ended June 30, 2024.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$3,713,915	$3,773,200		$(59,285)
Net premiums written	$3,197,248	$3,281,806		$(84,558)
Net premiums earned	$3,016,975	$3,068,308		$(51,333)
Net claims and claim expenses incurred	2,170,554	2,048,022	122,532
Acquisition expenses	948,195	901,232	46,963
Operational expenses	90,088	85,174	4,914
Underwriting income (loss)	$(191,862)	$33,880		$(225,742)

Net claims and claim expenses incurred – current accident year	$2,182,504	$2,074,316		$108,188
Net claims and claim expenses incurred – prior accident years	(11,950)	(26,294)	14,344
Net claims and claim expenses incurred – total	$2,170,554	$2,048,022		$122,532

Net claims and claim expense ratio – current accident year	72.3%	67.6%	4.7	pts
Net claims and claim expense ratio – prior accident years	(0.4)%	(0.9)%	0.5	pts
Net claims and claim expense ratio – calendar year	71.9%	66.7%	5.2	pts
Underwriting expense ratio	34.5%	32.2%	2.3	pts
Combined ratio	106.4%	98.9%	7.5	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $59.3 million, or 1.6%, driven by:
–decreases in the professional liability, other specialty, and general casualty classes of 13.9%, 4.8%, and 2.2%, respectively, driven principally by exposure reductions and changes in premium estimates on business underwritten in prior years; partially offset by
–an increase of 21.2% in the credit class, primarily due to growth on our existing mortgage book of business.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$516,667	$491,394	$25,273

•Ceded premiums written increased by $25.3 million, or 5.1%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased.

Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $84.6 million, or 2.6%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased.
Casualty and Specialty Underwriting Results
•Underwriting loss of $191.9 million, included:
–a $148.9 million impact from the 2025 Large Loss Events; and
–$70.3 million from purchase accounting related adjustments principally related to the Validus Acquisition.
•Net claims and claim expense ratio increased by 5.2 percentage points, and included:
–a 4.7 percentage point increase in the current accident year net claims and claim expense ratio principally driven by higher attritional losses, primarily within the casualty lines of business, and an increase in large loss events; and
–a prior accident year net claims and claim expense ratio of (0.4) percentage points, reflecting net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty, professional liability, and credit classes, partially offset by adverse development from the general liability line of business.
•Underwriting expense ratio increased by 2.3 percentage points, driven by:
–a 2.0 percentage point increase in the acquisition expense ratio, principally driven by changes in mix of business from increased mortgage premium, which carries higher acquisition costs, as well as ceded impacts.
•Combined ratio of 106.4%, which included a 5.0 percentage point impact from the 2025 Large Loss Events.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.
Fee Income

Six months ended June 30,	2025	2024	Change
(in thousands)
Management fee income
Joint ventures	$72,351	$78,203	$(5,852)
Structured reinsurance products and other	15,269	14,475	794
Managed funds	14,848	18,702	(3,854)
Total management fee income	102,468	111,380	(8,912)

Performance fee income
Managed funds	10,222	6,592	3,630
Joint ventures	9,968	38,176	(28,208)
Structured reinsurance products and other	2,756	11,479	(8,723)
Total performance fee income	22,946	56,247	(33,301)
Total fee income	$125,414	$167,627	$(42,213)

•Total fee income decreased $42.2 million, due to:
–a decrease in management fee income of $8.9 million, driven by:
–a reduction in management fees from DaVinci as a result of the recapture of previously deferred management fees during the six months ended June 30, 2024 that related to prior years, compared to no recapture related to prior years in the current period.
–a decrease in performance fees of $33.3 million as a result of the 2025 Large Loss Events, primarily impacting DaVinci and our structured reinsurance products.
The fees earned through third-party capital management activities are principally recorded through redeemable noncontrolling interest, or as an increase to underwriting income through a decrease in operational expenses or acquisition expenses. Below is a summary of the impact of fee income on the applicable financial statement line items.

Six months ended June 30,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities (1)	$51,891	$27,686	$24,205
Equity in earnings (losses) of other ventures	—	(698)	698
Net income (loss) attributable to redeemable noncontrolling interest	73,523	140,639	(67,116)
Total fee income	$125,414	$167,627	$(42,213)

(1)Reflects total fee income earned through third-party capital management activities recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. Fee income on third-party capital management activities during the six months ended June 30, 2025 of $51.9 million includes $24.9 million of management fee income, recorded as a reduction to operational expenses and $27.0 million of performance fee income recorded as a reduction to acquisition expenses (2024 - $27.7 million, $28.0 million and an increase of $0.3 million, respectively). The $27.0 million of performance fee income includes an adjustment to profit commission as a result of the impact of the 2025 Large Loss Events on the results of operations of DaVinci, which was principally offset in noncontrolling interest, resulting in no net earnings impact from this adjustment.
In addition to the fee income earned during the six months ended June 30, 2025 through our third-party capital management activities that was recorded through underwriting income (loss), as detailed above, we also earn additional fee income on certain other underwriting-related activities. These fees, in the aggregate, are recorded as a reduction to operational expenses or acquisition expenses, as applicable. The total fees recorded through underwriting income (loss) are detailed in the table below.

Six months ended June 30,	2025	2024	Change
(in thousands)
Underwriting income (loss) - fee income on third-party capital management activities	$51,891	$27,686	$24,205
Underwriting income (loss) - additional fee income on underwriting-related activities	36,753	37,336	(583)
Total fees recorded through underwriting income (loss)(1)	$88,644	$65,022	$23,622
Impact of total fees recorded through underwriting income (loss) on the combined ratio	1.7%	1.3%	0.4	pts

(1)Fee income on third-party capital management activities during the six months ended June 30, 2025 of $88.6 million includes $55.1 million of management fee income, recorded as a reduction to operational expenses and $33.5 million of performance fee income recorded as a reduction to acquisition expenses (2024 - $65.0 million, $58.4 million and $6.6 million, respectively).

Investment Results
Net Investment Income

Six months ended June 30,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$566,896	$531,189	$35,707
Short term investments	89,444	95,177	(5,733)
Equity investments
Fixed income exchange traded funds	7,712	—	7,712
Other equity investments	1,341	1,149	192
Other investments
Catastrophe bonds	102,702	116,685	(13,983)
Other	40,415	38,588	1,827
Cash and cash equivalents	23,443	30,121	(6,678)
	831,953	812,909	19,044
Investment expenses	(13,492)	(11,289)	(2,203)
Net investment income	$818,461	$801,620	$16,841

•Net investment income remained consistently strong, with an increase of $16.8 million, primarily due to:
–higher average invested assets in the fixed maturity investments portfolio, partially offset by
–decreases in market yields.
Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2025	2024	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$52,883	$87,006	$(34,123)
Gross realized losses on fixed maturity investments trading	(44,615)	(143,023)	98,408
Net realized gains (losses) on fixed maturity investments trading	8,268	(56,017)	64,285
Net unrealized gains (losses) on fixed maturity investments trading	322,586	(236,844)	559,430
Net realized and unrealized gains (losses) on fixed maturity investments trading	330,854	(292,861)	623,715
Net realized and unrealized gains (losses) on investment-related derivatives (1)	317,077	(47,432)	364,509
Net realized gains (losses) on equity investments	72	15	57
Net unrealized gains (losses) on equity investments	26,757	7,590	19,167
Net realized and unrealized gains (losses) on equity investments	26,829	7,605	19,224
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(54,429)	(15,200)	(39,229)
Net realized and unrealized gains (losses) on other investments - other	62,329	6,650	55,679
Net realized and unrealized gains (losses) on investments	$682,660	$(341,238)	$1,023,898

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 13. Derivative Instruments” for additional information.

•Principally impacting our net realized and unrealized gains on investments in the six months ended June 30, 2025 were:
–net realized and unrealized gains on our fixed maturity investments trading portfolio, primarily due to:
–decreases in market yields in the six months ended June 30, 2025 compared to increases in market yields in the six months ended June 30, 2024;
–net realized and unrealized gains on investment-related derivatives, primarily as a result of:
–the impact of the market yield movements on interest rate futures, and
–commodity price movements favorably impacting gold futures;
–net realized and unrealized gains on other investments - other, primarily due to:
–fund investments generally being more favorably impacted by equity market movements in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and
–direct private equity investments valuations increasing in the six months ended June 30, 2025, compared to decreases in the six months ended June 30, 2024.
Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$1,332	$(44,498)	$45,830

•Net foreign exchange gains increased by $45.8 million, driven by
–gains attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in the current period, compared to losses attributable to third-party investors in Medici in the prior period.
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
Equity in Earnings of Other Ventures

Six months ended June 30,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$38,161	$26,717	$11,444

•Equity in earnings of other ventures increased by $11.4 million, driven by:
–increased profitability of our equity investments during the six months ended June 30, 2025, as certain insurance and insurance-related companies reported higher net income compared to the six months ended June 30, 2024.
Corporate Expenses

Six months ended June 30,	2025	2024	Change
(in thousands)
Corporate expenses	$46,591	$74,411	$(27,820)

•Corporate expenses decreased by $27.8 million, primarily driven by:
–lower expenses associated with the Validus Acquisition, with $3.4 million in the six months ended June 30, 2025, compared to $37.6 million in the six months ended June 30, 2024, partially offset by increased compensation expenses.
Income Tax Benefit (Expense)

Six months ended June 30,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$(131,344)	$5,476	$(136,820)

•Income tax expense of $131.3 million, primarily driven by the newly effective Bermuda CIT.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$106,012	$300,524	$(194,512)
Redeemable noncontrolling interest - Vermeer	(49,655)	109,595	(159,250)
Redeemable noncontrolling interest - Medici	54,156	59,518	(5,362)
Redeemable noncontrolling interest - Fontana	22,574	(79)	22,653
Net income (loss) attributable to redeemable noncontrolling interests	$133,087	$469,558	$(336,471)

•Net income attributable to redeemable noncontrolling interests was $133.1 million compared to $469.6 million in the six months ended June 30, 2024, a decrease of $336.5 million. The decrease was primarily driven by the following:
–DaVinci and Vermeer, which had lower net income in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily resulting from underwriting losses from the 2025 Large Loss Events; partially offset by
–Fontana, which had net income in the six months ended June 30, 2025, compared to a net loss in the six months ended June 30, 2024, primarily resulting from improved total investment results in the current period.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2025. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024.
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

At June 30, 2025	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	35,000
Bilateral Letter of Credit Facilities
Secured	205,758
Unsecured	304,902
$545,660

(1)At June 30, 2025, no amounts were issued or drawn under this facility.
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
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At June 30, 2025, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £716.0 million (December 31, 2024 - £714.8 million). Actual FAL posted for Syndicate 1458 at June 30, 2025 by RenaissanceRe Corporate Capital (UK) Limited was $989.8 million (December 31, 2024 - $952.3 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of June 30, 2025, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

	At June 30, 2025		At December 31, 2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
RREAG	$1,488,084	$1,280,134	$1,463,275	$1,312,796
Renaissance Reinsurance	$768,353	$436,175	$954,114	$554,119
DaVinci Reinsurance	$59,320	$38,177	$179,849	$47,179

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At June 30, 2025		At December 31, 2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
DaVinci Reinsurance	$121,645	$59,144	$220,542	$73,210
Renaissance Reinsurance	$115,594	$66,781	$187,742	$83,622
RREAG	$101,848	$56,478	$101,252	$67,671

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2024. As of June 30, 2025, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2024, except as otherwise disclosed. Refer to Note 7. “Debt and Credit Facilities” for additional information related to the Company’s debt obligations and credit facilities.
Cash Flows

Six months ended June 30,	2025	2024
(in thousands)
Net cash provided by (used in) operating activities	$1,627,334	$1,895,765
Net cash provided by (used in) investing activities	(1,250,554)	(1,283,608)
Net cash provided by (used in) financing activities	(627,127)	(853,740)
Effect of exchange rate changes on foreign currency cash	2,424	(8,788)
Net increase (decrease) in cash and cash equivalents	(247,923)	(250,371)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,428,681	$1,627,147

2025
During the six months ended June 30, 2025, our cash and cash equivalents decreased by $247.9 million, to $1.4 billion at June 30, 2025, compared to $1.7 billion at December 31, 2024.
Cash flows provided by operating activities
Cash flows provided by operating activities during the six months ended June 30, 2025 were $1.6 billion, compared to $1.9 billion during the six months ended June 30, 2024. Cash flows provided by operating activities during the six months ended June 30, 2025 were primarily the result of certain adjustments to reconcile our net income of $1.1 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.6 billion due to gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reserve for claims and claim expenses of $1.6 billion, principally reflected by an increase in our Property segment due to the 2025 Large Loss Events, as well as an increase in our Casualty and Specialty segment, largely driven by additional premiums earned during the six months ended June 30, 2025;
•an increase in premiums receivable of $1.8 billion due to the timing of receipts and an increase in our gross premiums written;
•net realized and unrealized gains on investments of $365.7 million, primarily driven by higher net realized and unrealized gains on fixed maturity investments resulting from declining market yields in 2025; and

•an increase in prepaid reinsurance premiums of $527.3 million due to the renewal of our ceded book, which drove growth in our prepaid reinsurance premiums.
Cash flows used in investing activities
During the six months ended June 30, 2025, our cash flows used in investing activities were $1.3 billion, principally reflecting net purchases of equity investments of $766.0 million, which were predominantly in fixed income exchange traded funds, and net purchases of short term investments of $1.1 billion. The net purchases of fixed income exchange traded funds and short term investments were partially funded by net sales of fixed maturity investments trading of $838.2 million, with the remaining funded by cash flows provided by operating activities.
Cash flows used in financing activities
Our cash flows used in financing activities in the six months ended June 30, 2025 were $627.1 million, and were principally the result of:
•net outflows of $192.8 million primarily related to net third-party redeemable noncontrolling interest share and capital transactions in Medici, Fontana and DaVinci;
•common share repurchases of $731.4 million;
•issuance of debt of $790.0 million related to the issuance of 5.950% Senior Notes due 2035 of DaVinci and 5.800% Senior Notes due 2035 of RenaissanceRe;
•repayment of debt of $450.0 million, consisting of $300.0 million of 3.700% Senior Notes due 2025, and $150.0 million of DaVinci Senior Notes; and
•drawdown of the Medici Revolving Credit Facility of $75.0 million, partially offset by a repayment of $40.0 million.
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
During the six months ended June 30, 2024, our cash flows used in investing activities were $1.3 billion, principally reflecting net purchases of fixed maturity investments trading of $1.2 billion and other investments of $269.2 million, partially offset by cash flows from net sales of short term investments of $288.2 million. The net purchases of fixed maturity investments trading and other investments was primarily funded by cash flows provided by operating activities.
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At June 30, 2025	At December 31, 2024	Change
(in thousands)
Common shareholders’ equity	$10,049,694	$9,824,012	$225,682
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$10,799,694	$10,574,012	$225,682

5.950% Senior Notes due 2035 (DaVinci) (1)	$296,859	$—	$296,859
5.800% Senior Notes due 2035	493,466	—	493,466
5.750% Senior Notes due 2033	742,535	742,068	467
3.600% Senior Notes due 2029	396,508	396,051	457
3.450% Senior Notes due 2027	299,011	298,765	246
3.700% Senior Notes due 2025 (2)	—	299,908	(299,908)
4.750% Senior Notes due 2025 (DaVinci) (1) (3)	—	149,897	(149,897)
Total senior notes	2,228,379	1,886,689	341,690
Medici Revolving Credit Facility (4)	35,000	—	35,000
Total debt	$2,263,379	$1,886,689	$376,690

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
(3)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(4)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions.
Our total shareholders’ equity attributable to RenaissanceRe increased $225.7 million during the six months ended June 30, 2025 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $1.0 billion; partially offset by
•repurchase of common shares at an aggregate cost of $737.6 million
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 for additional information related to our common and preference shares.
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

Investments
The table below shows our invested assets:

	June 30, 2025		December 31, 2024		Change
(in thousands, except percentages)
U.S. treasuries	$10,823,622	31.3%	$11,001,893	33.7%	$(178,271)
Corporate (1)	8,101,393	23.5%	7,862,423	24.1%	238,970
Asset-backed	1,454,458	4.2%	1,707,056	5.2%	(252,598)
Residential mortgage-backed	1,378,022	4.0%	1,422,393	4.4%	(44,371)
Agencies	581,653	1.7%	623,489	1.9%	(41,836)
Non-U.S. government	698,646	2.0%	618,809	1.9%	79,837
Commercial mortgage-backed	294,269	0.9%	326,451	1.0%	(32,182)
Total fixed maturity investments trading, at fair value	23,332,063	67.6%	23,562,514	72.2%	(230,451)
Short term investments, at fair value	5,663,239	16.4%	4,531,655	13.9%	1,131,584
Fixed income exchange traded funds	776,295	2.3%	—	—%	776,295
Other equity investments	136,150	0.4%	117,756	0.4%	18,394
Total equity investments, at fair value	912,445	2.7%	117,756	0.4%	794,689
Fund investments	2,562,953	7.4%	2,128,499	6.5%	434,454
Catastrophe bonds	1,686,786	4.9%	1,984,396	6.1%	(297,610)
Direct private equity investments	226,317	0.7%	211,866	0.6%	14,451
Total other investments, at fair value	4,476,056	13.0%	4,324,761	13.2%	151,295
Investments in other ventures, under equity method	112,580	0.3%	102,770	0.3%	9,810
Total investments	$34,496,383	100.0%	$32,639,456	100.0%	$1,856,927

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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2025	December 31, 2024	Change
(in thousands)
Fund investments	$2,562,953	$2,128,499	$434,454
Catastrophe bonds	1,686,786	1,984,396	(297,610)
Direct private equity investments	226,317	211,866	14,451
Total other investments	$4,476,056	$4,324,761	$151,295

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of up to one month for our hedge funds and insurance-linked securities funds, and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statements of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded net income of $9.4 million for the six months ended June 30, 2025 (2024 - net loss of $12.9 million), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers.
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
We have committed capital to asset-backed fixed maturity investments, direct private equity investments, fund investments, term loans and investments in other ventures of $5.2 billion, of which $2.8 billion has been contributed at June 30, 2025 (December 31, 2024 - $4.5 billion and $2.5 billion, respectively). Our remaining commitments to these investments at June 30, 2025 totaled $2.4 billion (December 31, 2024 - $2.0 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
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
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of July 21, 2025 are presented below.

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
As of July 21, 2025, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2024.

SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, issued certain 3.700% Senior Notes due 2025 and 3.450% Senior Notes due 2027. On April 1, 2025, RenaissanceRe Finance repaid in full at maturity the aggregate principal amount of $300.0 million, plus applicable accrued interest, of its 3.700% Senior Notes due 2025. Each series of notes is or was fully and unconditionally guaranteed by RenaissanceRe. The guarantees are or were senior unsecured obligations of RenaissanceRe ranking equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe, which may be outstanding from time to time. Each series of notes has or had various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024 and “Note 7. Debt and Credit Facilities” included herein.
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
Summarized Balance Sheets

(in thousands)	June 30, 2025	December 31, 2024
Assets
Receivables due from non-obligor subsidiaries	$1,725,626	$2,216,081
Other current assets	228,490	435,661
Total current assets	$1,954,116	$2,651,742

Goodwill and other intangibles	$98,123	$98,662
Loan receivable from non-obligor subsidiaries	692,360	646,830
Other noncurrent assets	24,294	14,820
Total noncurrent assets	$814,777	$760,312

Liabilities
Payables due to non-obligor subsidiaries	$20,590	$17,804
Other current liabilities	79,238	118,442
Total current liabilities	$99,828	$136,246

Loan payable to non-obligor subsidiaries	$609,180	$205,255
Other noncurrent liabilities	2,033,767	1,839,502
Total noncurrent liabilities	$2,642,947	$2,044,757

Summarized Statement of Operations

(in thousands)	Six months ended June 30, 2025
Revenues
Intercompany revenue with non-obligor subsidiaries	$74,503
Other revenue	51,632
Total revenues	126,135
Expenses
Intercompany expense with non-obligor subsidiaries	32,129
Other expense	63,010
Total expenses	95,139
Income tax benefit (expense)	4,499
Net income (loss)	35,495
Dividends on RenaissanceRe preference shares	(17,688)
Net income (loss) attributable to Obligor Group	$17,807

CURRENT OUTLOOK
Over the last 10 years, we have made key strategic decisions to build the capabilities and scale to allow us to generate superior returns in an evolving marketplace. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. Our three drivers of profit put us in a differentiated position to absorb losses while still providing efficient capacity to our customers and producing strong returns for our shareholders. This has afforded us significant flexibility to react when the world changes.
For both RenaissanceRe and the industry, the first quarter of 2025 is likely to represent one of the largest quarters for catastrophic losses in history. Additionally, global socio-political and geopolitical events have increased macroeconomic volatility. As a reinsurer, we are paid to assume volatility, and are intentionally designed to withstand it. The largest risks that we protect against, such as hurricanes and earthquakes, do not correlate to financial cycles and need to be protected against in good or bad economic times. Due to these factors, we believe that our Company is generally “anti-correlated” to the current macroeconomic environment.
We believe that we are in a strong capital position, which provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders.
Reinsurance Market Trends and Developments
We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. We are in a period of heightened macroeconomic volatility, and we believe that it is in times of uncertainty when RenaissanceRe’s expertise, partnership-approach and coordination across teams differentiates us as a reinsurance leader.
We are uniquely positioned to write a variety of risks, leveraging the enhancements we have made over the last several years to our risk and capital management technology and underwriting expertise to cover additional lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We believe that our RenaissanceRe Risk Sciences team gives us an advantage in properly reflecting the evolving phenomenon of climate change in our models as compared to commercially available models. For example, our ability to rapidly update our California wildfire models to reflect an updated view of risk provided us with the confidence to grow into an increasing rate environment in California.
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
General Economic Conditions
We think that the stresses in the global economy will continue and that this may result in increased market volatility. Global events and geopolitical instability have contributed to widespread economic inflation over the past few years compared to recent historical norms. We consider the anticipated effects of inflation, including social, economic, and event-driven effects, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas. To the extent that tariffs or inflation exacerbate demand surge, we believe we have the tools to appropriately price for that scenario.
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
Tax Updates
The Bermuda CIT became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. Our consolidated effective tax rate has increased in 2025 as a result of these changes. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Three Drivers of Profit
Despite significant capital market disruptions and elevated first quarter catastrophes, we believe that our three drivers of profit demonstrated the resilience of our earnings in the second quarter. Having three distinct sources of income makes us more resilient to catastrophe activity, and we believe this resilience will reward our shareholders with superior returns over the long term. The benefit of this approach is evident in our results this year, as we were able to absorb one of the largest catastrophe losses in history in the first quarter and demonstrated our earnings power across all three drivers of profit in the second quarter. As we have developed increased income diversification over time, it has reduced the impact of large loss activity on our results. Losses that used to impact annual results to a significant extent now only impact quarterly results to a more limited extent due to our increased scale and diversified and sustainable earnings streams.
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
Each of our reportable segments has a different risk and volatility profile, which we believe contributes in distinct and important ways to our three drivers of profit, and in particular our underwriting income. The Property segment is inherently more volatile, but also provides meaningful underwriting income in lower catastrophe quarters as well as strong fee income from third-party capital. The Casualty and Specialty segment generally provides a more stable underwriting result over-time, along with significant investment income stemming from capital invested on longer tail risk in certain lines of business. These segments also provide us with diversification across our loss reserves and the tail of our risks, which allows us to better manage changes in loss trends, whether favorable or adverse, across our underwriting portfolio.
We have created a large, well-diversified combined portfolio with deep partnerships with brokers and clients. We continue to remain focused on staying nimble to enable us to capture attractive opportunities as they arise, while exercising discipline to effectively manage our portfolio.
We believe that the underwriting market remains attractive and that we outperformed at the mid-year renewal where we successfully achieved our objectives, including growing in property catastrophe exposure, while continuing to optimize our Casualty and Specialty segment portfolio. Our strong results in the quarter are connected to our underwriting strategy and the advantages that it brings, including our integrated operating model, deep risk expertise, and customer-centric approach. We believe that our unique position in the market, and the associated preferential access and deep client trust, allowed us to build a portfolio that positions us for continued strong performance.

With our 2025 portfolio largely set, we are now planning for 2026 where our focus is on continuing to grow business where it makes sense, and we believe there is ample latent demand in markets and are prepared to grow where we see opportunities. We believe that we are well positioned to meet this expected demand due to our flexible underwriting platform, our risk expertise, and the strength and durability of our partnerships with clients and brokers.
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
Across the mid-year renewals, we chose to grow in property catastrophe where we believe that we deployed leading capacity at rates and terms that outperformed the broader market. In Florida in particular, we believe the pricing environment, terms and conditions and tort reform have helped to stabilize the market – this provided us with an opportunity to deploy significant capacity, much of which was at private terms above market rates, bolstering our ability to produce stronger returns. In our other property book of business, we have been optimizing the mix and are now seeing the results of consecutive years of improving rates. Our strong capital position provides us with the flexibility to move quickly to offer capacity to our partners at attractive rates.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward. Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We continue to grow organically in certain credit and specialty lines of business where we are seeing the most attractive risk-adjusted returns. At the mid-year renewals, we continued to shape our specialty portfolio, and to reduce exposure in select casualty lines of business where we believe caution is warranted.
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
In our casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. While rates in general liability continue to increase and we believe this remains ahead of trend, we intend to continue to take a conservative approach and have reduced our general liability exposure over the last year. We typically manage our casualty business over a 10-year cycle and continue to manage our exposure given the loss trend in this business. During the last year we have worked closely with our clients with a partnership lens, enhancing our underwriting and claims information flow and structuring our lines to create the optimal portfolio for the next cycle.
Fee Income

We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses. We view fee income as a growing and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the first quarter, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees.
Investment Income
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Our investment portfolio is intended to complement our underwriting portfolio, and as we have grown and diversified our underwriting business, we have also grown our investment portfolio and have greater flexibility around duration and asset mix. Generally, we view investment income as being relatively less volatile and a diversifying source of income, and as we have increased the contribution of investment income through the increase in the size of our investment portfolio and an evolution in asset mix, it helps to reduce the overall volatility of our earnings.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2024, during the six months ended June 30, 2025. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2024 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on May 7, 2025. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended June 30, 2025, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$601,536
April 1 - 30, 2025	439,562	$235.89	—	$—	439,562	$235.89	497,846
May 1 - 31, 2025 (1)	585,131	$244.75	433	$237.20	584,698	$244.76	649,865
June 1 - 30, 2025	530,146	$244.53	—	$—	530,146	$244.53	520,226
Total	1,554,839	$242.17	433	$237.20	1,554,406	$242.18	$520,226

(1)On May 7, 2025, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended June 30, 2025, we repurchased 1.6 million common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $376.4 million and an average price of $242.18 per common share. At June 30, 2025, $520.2 million remained available for repurchase under the share repurchase program. Subsequent to June 30, 2025 and through the period ended July 21, 2025, we repurchased 293.8 thousand common shares at an aggregate cost of $70.2 million and an average price of $239.03 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.        OTHER INFORMATION
None.
ITEM 6.        EXHIBITS

2.1	Amendment No. 3 to the Stock Purchase Agreement, dated as of June 24, 2025, by and between American International Group, Inc. and RenaissanceRe Holdings Ltd.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101).
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

Date: July 24, 2025    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: July 24, 2025    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)