Form 10-Q
period 2025-09-30
RENAISSANCERE HOLDINGS LTD
filed 2025-10-29
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at October 24, 2025 was 46,109,518.

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

“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), and the Other 2025 Large Loss Events
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“Bermuda CIT”	Bermuda Corporate Income Tax Act 2023
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on Base Erosion Profit Shifting
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Moody’s”	Moody’s Investors Service
“OECD”	Organisation for Economic Co-operation and Development
“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342 in January 2025, and certain refinery fires in the first quarter of 2025
“Other Q3 2024 Large Loss Events”	a severe hailstorm which impacted Calgary in August 2024, Hurricane Debby, and Hurricane Beryl
“Q3 2024 Large Loss Events”	Hurricane Helene and the Other Q3 2024 Large Loss Events
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG

“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and American International Group, Inc., as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”	collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.
“U.K.”	United Kingdom
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Ltd., Validus Specialty, LLC, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Switzerland”	Validus Reinsurance (Switzerland) Ltd
“Vermeer”	Vermeer Reinsurance Ltd.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At September 30, 2025 and December 31, 2024
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value – amortized cost $23,554,856 at September 30, 2025 (December 31, 2024 – $23,750,540) (Notes 3 and 4)	$23,772,222	$23,562,514
Short term investments, at fair value – amortized cost $6,018,765 at September 30, 2025 (December 31, 2024 – $4,532,166) (Notes 3 and 4)	6,018,146	4,531,655
Equity investments, at fair value (Notes 3 and 4)	1,465,833	117,756
Other investments, at fair value (Notes 3 and 4)	4,432,389	4,324,761
Investments in other ventures, under equity method	115,597	102,770
Total investments	35,804,187	32,639,456
Cash and cash equivalents	1,701,568	1,676,604
Premiums receivable (Note 5)	8,130,508	7,290,228
Prepaid reinsurance premiums (Note 5)	1,216,757	888,332
Reinsurance recoverable (Notes 5 and 6)	4,085,093	4,481,390
Accrued investment income	225,254	238,290
Deferred acquisition costs and value of business acquired	1,656,042	1,552,359
Deferred tax asset	705,469	701,053
Receivable for investments sold	54,571	91,669
Other assets	267,297	444,037
Goodwill and other intangible assets	651,328	704,132
Total assets	$54,498,074	$50,707,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,712,860	$21,303,491
Unearned premiums	6,986,618	5,950,415
Debt (Note 7)	2,229,135	1,886,689
Reinsurance balances payable	2,703,090	2,804,344
Payable for investments purchased	298,908	150,721
Other liabilities	596,038	1,060,129
Total liabilities	35,526,649	33,155,789
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	7,469,059	6,977,749
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at September 30, 2025 (December 31, 2024 – 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value – 46,501,144 shares issued and outstanding at September 30, 2025 (December 31, 2024 – 50,180,987) (Note 10)	46,501	50,181
Additional paid-in capital (Note 10)	605,305	1,512,435
Accumulated other comprehensive income (loss)	(13,647)	(14,756)
Retained earnings (Note 10)	10,114,207	8,276,152
Total shareholders’ equity attributable to RenaissanceRe	11,502,366	10,574,012
Total liabilities, noncontrolling interests and shareholders’ equity	$54,498,074	$50,707,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2025 and 2024
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues
Gross premiums written (Note 5)	$2,323,626	$2,400,136	$9,900,309	$9,816,315
Net premiums written (Note 5)	$2,057,802	$2,162,504	$8,271,601	$8,200,588
Decrease (increase) in unearned premiums	376,003	420,465	(704,861)	(632,394)
Net premiums earned (Note 5)	2,433,805	2,582,969	7,566,740	7,568,194
Net investment income (Note 3)	438,354	423,859	1,256,815	1,225,479
Net foreign exchange gains (losses)	877	16,804	2,209	(27,694)
Equity in earnings (losses) of other ventures	12,551	5,718	50,712	32,435
Other income (loss)	705	680	4,243	799
Net realized and unrealized gains (losses) on investments (Note 3)	311,890	943,745	994,550	602,507
Total revenues	3,198,182	3,973,775	9,875,269	9,401,720
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	878,820	1,373,614	4,664,701	3,849,239
Acquisition expenses	659,723	690,338	1,949,763	1,965,697
Operational expenses	125,073	125,261	350,996	339,484
Corporate expenses	23,414	26,078	70,005	100,489
Interest expense (Note 7)	30,582	23,809	89,461	70,522
Total expenses	1,717,612	2,239,100	7,124,926	6,325,431
Income (loss) before taxes	1,480,570	1,734,675	2,750,343	3,076,289
Income tax benefit (expense)	(148,860)	(102,012)	(280,204)	(96,536)
Net income (loss)	1,331,710	1,632,663	2,470,139	2,979,753
Net (income) loss attributable to redeemable noncontrolling interests	(415,200)	(450,176)	(548,287)	(919,734)
Net income (loss) attributable to RenaissanceRe	916,510	1,182,487	1,921,852	2,060,019
Dividends on preference shares (Note 10)	(8,843)	(8,843)	(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$907,667	$1,173,644	$1,895,321	$2,033,488
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$19.47	$22.68	$39.60	$38.95
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$19.40	$22.62	$39.46	$38.84

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Comprehensive income (loss)
Net income (loss)	$1,331,710	$1,632,663	$2,470,139	$2,979,753
Change in net unrealized gains (losses) on investments, net of tax	201	84	65	250
Foreign currency translation adjustments, net of tax	(82)	298	1,044	934
Comprehensive income (loss)	1,331,829	1,633,045	2,471,248	2,980,937
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(415,200)	(450,176)	(548,287)	(919,734)
Comprehensive income (loss) attributable to RenaissanceRe	$916,629	$1,182,869	$1,922,961	$2,061,203

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	47,370	52,421	50,181	52,694
Repurchase of shares (Note 10)	(852)	(478)	(3,898)	(963)
Issuance of performance share and restricted stock awards (Note 10)	(17)	(3)	218	209
Ending balance	46,501	51,940	46,501	51,940
Additional paid-in capital
Beginning balance	791,004	2,048,921	1,512,435	2,144,459
Repurchase of shares (Note 10)	(204,551)	(106,293)	(939,174)	(214,342)
Change in redeemable noncontrolling interests	80	(1,518)	(205)	(1,594)
Issuance of performance share and restricted stock awards (Note 10)	18,772	17,951	32,249	30,538
Ending balance	605,305	1,959,061	605,305	1,959,061
Accumulated other comprehensive income (loss)
Beginning balance	(13,766)	(13,409)	(14,756)	(14,211)
Change in net unrealized gains (loss) on investments, net of tax	201	84	65	250
Foreign currency translation adjustments, net of tax	(82)	298	1,044	934
Ending balance	(13,647)	(13,027)	(13,647)	(13,027)
Retained earnings
Beginning balance	9,225,086	7,340,962	8,276,152	6,522,016
Net income (loss)	1,331,710	1,632,663	2,470,139	2,979,753
Net (income) loss attributable to redeemable noncontrolling interests	(415,200)	(450,176)	(548,287)	(919,734)
Dividends on common shares (Note 10)	(18,546)	(19,996)	(57,266)	(60,894)
Dividends on preference shares (Note 10)	(8,843)	(8,843)	(26,531)	(26,531)
Ending balance	10,114,207	8,494,610	10,114,207	8,494,610
Total shareholders’ equity attributable to RenaissanceRe	$11,502,366	$11,242,584	$11,502,366	$11,242,584

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2025 and 2024
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2025	September 30, 2024
Cash flows provided by (used in) operating activities
Net income (loss)	$2,470,139	$2,979,753
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	2,437	251,608
Equity in undistributed (earnings) losses of other ventures	(11,210)	13,113
Net realized and unrealized (gains) losses on investments	(496,597)	(552,405)
Change in:
Premiums receivable	(840,280)	(946,246)
Prepaid reinsurance premiums	(328,425)	(272,756)
Reinsurance recoverable	396,297	605,649
Deferred acquisition costs and value of business acquired	(103,683)	32,337
Reserve for claims and claim expenses	1,409,369	734,325
Unearned premiums	1,036,203	905,014
Reinsurance balances payable	(101,254)	(6,892)
Other	(222,864)	(357,594)
Net cash provided by (used in) operating activities	3,210,132	3,385,906
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	10,834,466	19,075,147
Purchases of fixed maturity investments trading	(10,265,197)	(21,805,719)
Proceeds from sales of equity investments	1,193	463
Purchases of equity investments	(1,313,401)	(217)
Proceeds from sales of short term investments	30,721,976	24,465,915
Purchases of short term investments	(32,139,997)	(24,080,234)
Proceeds from sales of other investments	803,391	784,065
Purchases of other investments	(942,036)	(1,164,589)
Purchases of investments in other ventures	(1,037)	(56,674)
Return of investments in other ventures	248	1,301
Net cash provided by (used in) investing activities	(2,300,394)	(2,780,542)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(57,266)	(60,894)
Dividends paid – preference shares	(26,531)	(26,531)
RenaissanceRe common share repurchases	(939,637)	(215,305)
Repayment of debt	(450,000)	—
Issuance of debt, net of expenses	789,903	—
Repayment of Medici Revolving Credit Facility	(75,000)	(100,000)
Drawdown of Medici Revolving Credit Facility	75,000	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	121,616	289,245
Redemptions of third-party redeemable noncontrolling interest shares	(304,655)	(851,495)
Taxes paid on withholding shares	(21,596)	(21,515)
Net cash provided by (used in) financing activities	(888,166)	(911,495)
Effect of exchange rate changes on foreign currency cash	3,392	1,524
Net increase (decrease) in cash and cash equivalents	24,964	(304,607)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,701,568	$1,572,911

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At September 30, 2025	At December 31, 2024
U.S. treasuries	$10,423,051	$11,001,893
Corporate (1)	8,127,496	7,862,423
Residential mortgage-backed	2,249,921	1,707,056
Asset-backed	1,456,067	1,422,393
Non-U.S. government	692,295	618,809
Agencies	521,942	623,489
Commercial mortgage-backed	301,450	326,451
Total fixed maturity investments trading	$23,772,222	$23,562,514

(1)Corporate fixed maturity investments include non-U.S. government-backed corporate fixed maturity investments.
Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,459,627	$1,462,105	$1,374,089	$1,373,838
Due after one through five years	12,585,181	12,742,119	12,139,153	12,131,114
Due after five through ten years	5,135,454	5,216,558	6,339,563	6,246,506
Due after ten years	362,812	344,002	387,413	355,156
Mortgage-backed	2,559,465	2,551,371	2,094,190	2,033,507
Asset-backed	1,452,317	1,456,067	1,416,132	1,422,393
Total	$23,554,856	$23,772,222	$23,750,540	$23,562,514

Equity Investments
The following table summarizes the fair value of equity investments:

	At September 30, 2025	At December 31, 2024
Fixed income exchange traded funds	$1,329,544	$—
Financials	134,177	116,400
Industrial, utilities and energy	1,402	312
Basic materials	437	595
Consumer	124	154
Healthcare	99	32
Communications and technology	50	263
Total	$1,465,833	$117,756

Pledged Investments
At September 30, 2025, $8.8 billion (December 31, 2024 - $10.3 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.0 billion (December 31, 2024 - $3.1 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At September 30, 2025, the Company held $234.4 million (December 31, 2024 - $169.4 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Fixed maturity investments trading	$287,139	$289,687	$854,035	$820,876
Short term investments	51,855	46,746	141,299	141,923
Equity investments
Fixed income exchange traded funds	15,876	—	23,588	—
Other equity investments	610	670	1,951	1,819
Other investments
Catastrophe bonds	50,503	61,175	153,205	177,860
Other	27,036	20,937	67,451	59,525
Cash and cash equivalents	12,045	10,226	35,488	40,347
	445,064	429,441	1,277,017	1,242,350
Investment expenses	(6,710)	(5,582)	(20,202)	(16,871)
Net investment income	$438,354	$423,859	$1,256,815	$1,225,479

Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Gross realized gains on fixed maturity investments trading	$31,036	$41,538	$83,919	$128,544
Gross realized losses on fixed maturity investments trading	(11,743)	(19,486)	(56,358)	(162,509)
Net realized gains (losses) on fixed maturity investments trading	19,293	22,052	27,561	(33,965)
Net unrealized gains (losses) on fixed maturity investments trading	66,796	590,309	389,382	353,465
Net realized and unrealized gains (losses) on fixed maturity investments trading	86,089	612,361	416,943	319,500
Net realized and unrealized gains (losses) on investment-related derivatives (1)	181,012	97,534	498,089	50,102
Net realized gains (losses) on equity investments	541	340	613	355
Net unrealized gains (losses) on equity investments	6,609	18,778	33,366	26,368
Net realized and unrealized gains (losses) on equity investments	7,150	19,118	33,979	26,723
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	44,592	66,291	(9,837)	51,091
Net realized and unrealized gains (losses) on other investments - other	(6,953)	148,441	55,376	155,091
Net realized and unrealized gains (losses) on investments	$311,890	$943,745	$994,550	$602,507

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 13. Derivative Instruments” for additional information.

NOTE 4. FAIR VALUE MEASUREMENTS
The use of fair value to measure certain assets and liabilities with resulting unrealized gains or losses is pervasive within the Company’s consolidated financial statements. Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between open market participants at the measurement date. The Company recognizes the change in unrealized gains or losses arising from changes in fair value in its consolidated statements of operations.
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

Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,423,051	$10,423,051	$—	$—
Corporate (1)	8,127,496	—	8,127,496	—
Residential mortgage-backed	2,249,921	—	2,249,921	—
Asset-backed	1,456,067	—	1,417,242	38,825
Non-U.S. government	692,295	—	692,295	—
Agencies	521,942	—	521,942	—
Commercial mortgage-backed	301,450	—	301,450	—
Total fixed maturity investments trading	23,772,222	10,423,051	13,310,346	38,825
Short term investments	6,018,146	3,846	6,014,300	—
Equity investments
Fixed income exchange traded funds	1,329,544	1,329,544	—	—
Other equity investments	136,289	136,289	—	—
Total equity investments	1,465,833	1,465,833	—	—
Other investments
Catastrophe bonds	1,709,277	—	1,709,277	—
Direct private equity investments	182,263	—	149,751	32,512
	1,891,540	—	1,859,028	32,512
Fund investments (2)	2,540,849	—	—	—
Total other investments	4,432,389	—	1,859,028	32,512
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(93)	—	—	(93)
Derivative assets (4)	25,652	17,191	8,461	—
Derivative liabilities (4)	(4,980)	(474)	(4,506)	—
Total other assets and (liabilities)	20,579	16,717	3,955	(93)
	$35,709,169	$11,909,447	$21,187,629	$71,244

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
(3)Included in assumed and ceded (re)insurance contracts at September 30, 2025 was $0.1 million of other assets and $0.2 million of other liabilities.
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
U.S. Treasuries
Level 1 - At September 30, 2025, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services and had a weighted average yield to maturity of 3.8% and a weighted average credit quality of AA (December 31, 2024 - 4.4% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At September 30, 2025, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations and had a weighted average yield to maturity of 4.8% and a weighted average credit quality of BBB (December 31, 2024 - 5.5% and BBB, respectively).
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
Agencies
Level 2 - At September 30, 2025, the Company’s agency fixed maturity investments had a weighted average yield to maturity of 4.4% and a weighted average credit quality of AA (December 31, 2024 - 4.7% and AA, respectively). The issuers of the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - At September 30, 2025, the Company’s non-U.S. government fixed maturity investments had a weighted average yield to maturity of 4.0% and a weighted average credit quality of AA (December 31, 2024 - 4.5% and AA, respectively). The issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At September 30, 2025, the Company’s residential mortgage-backed fixed maturity investments had a weighted average yield of maturity of 5.0%, a weighted average credit quality of AA, and a weighted average life of 6.8 years (December 31, 2024 - 5.4%, AA and 7.7 years, respectively). Residential mortgage-backed securities include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market, which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At September 30, 2025, the Company’s commercial mortgage-backed fixed maturity investments had a weighted average yield to maturity of 5.1%, a weighted average credit quality of AAA, and a weighted average life of 3.6 years (December 31, 2024 - 5.7%, AAA and 3.8 years, respectively). Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At September 30, 2025, the Company’s asset-backed fixed maturity investments had a weighted average yield to maturity of 5.5%, a weighted average credit quality of AA and a weighted average life of 2.9 years (December 31, 2024 - 5.9%, AAA and 4.7 years, respectively). The underlying collateral for the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.

Short Term Investments
Level 1 - At September 30, 2025, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services and had a weighted average yield to maturity of 3.9% and a weighted average credit quality of AA (December 31, 2024 - 4.2% and AA, respectively). When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At September 30, 2025, the Company’s other short term investments had a weighted average yield to maturity of 4.0% and a weighted average credit quality of AAA (December 31, 2024 - 4.4% and AAA, respectively). Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - At September 30, 2025, the Company’s other investments included $149.8 million (December 31, 2024 - $168.1 million) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At September 30, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Asset-backed	$38,825	Discounted cash flow	Discount rate	11.3%
Total fixed maturity investments trading	38,825
Other investments
Direct private equity investments	32,512	Internal valuation model	Discount rate	14.0%
			Liquidity discount	10.0%
Total other investments	32,512
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(93)	Internal valuation model	Net undiscounted cash flows	$12,791
			Expected loss ratio	0.3%
			Discount rate	3.7%
Total other assets and (liabilities)	(93)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$71,244

At December 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$43,777	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Total other investments	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(405)	Internal valuation model	Net undiscounted cash flows	$12,657
			Expected loss ratio	1.2%
			Discount rate	4.4%
Total other assets and (liabilities)	(405)
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$43,372

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - July 1, 2025	$40,936	$35,308	$(150)	$76,094
Net investment income	980	82	—	1,062
Net realized and unrealized gains (losses) on investments	—	(3,868)	—	(3,868)
Other income (loss)	—	—	90	90
Net foreign exchange gains (losses)	—	(10)	—	(10)
Purchases	222	1,000	—	1,222
Settlements	(3,313)	—	(33)	(3,346)
Balance - September 30, 2025	$38,825	$32,512	$(93)	$71,244

	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$—	$43,777	$(405)	$43,372
Net investment income	980	221	—	1,201
Net realized and unrealized gains (losses) on investments	—	(12,519)	—	(12,519)
Other income (loss)	—	—	583	583
Net foreign exchange gains (losses)	—	33	—	33
Purchases	41,681	1,000	—	42,681
Settlements	(3,836)	—	(271)	(4,107)
Balance - September 30, 2025	$38,825	$32,512	$(93)	$71,244

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - July 1, 2024	$45,278	$96,639	$(440)	$141,477
Net investment income	125	—	—	125
Net realized and unrealized gains (losses) on investments	5,298	—	—	5,298
Other income (loss)	—	—	151	151
Net foreign exchange gains (losses)	26	—	—	26
Purchases	577	—	3,499	4,076
Sales	(270)	—	(3,626)	(3,896)
Settlements	—	(2,064)	(81)	(2,145)
Balance - September 30, 2024	$51,034	$94,575	$(497)	$145,112

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Net investment income	188	—	—	188
Net realized and unrealized gains (losses) on investments	(9,389)	—	—	(9,389)
Other income (loss)	—	—	186	186
Net foreign exchange gains (losses)	23	—	—	23
Purchases	577	—	3,640	4,217
Sales	(270)	—	(3,626)	(3,896)
Settlements	—	(3,083)	(182)	(3,265)
Balance - September 30, 2024	$51,034	$94,575	$(497)	$145,112

Fixed Maturity Investments
Asset-backed
Level 3 - At September 30, 2025, the Company’s asset-backed fixed maturity investments included $38.8 million (December 31, 2024 - $Nil) of investments with the fair value obtained through the use of discounted cash flow models, due to a lack of observable pricing inputs. The underlying collateral for these investments consists of a diversified pool of fund obligations.

Other Investments
Direct Private Equity Investments
Level 3 - At September 30, 2025, the Company’s other investments included $32.5 million (December 31, 2024 - $43.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value, excluding mark-to-market impacts on invested assets, of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - During the fourth quarter of 2024, the Company disposed of its investment in a term loan. At September 30, 2024, the Company’s other investments included a $94.6 million investment which was recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model were the cash flow projection of the associated term loan and the discount rate. The discount rate used was based on the Secured Overnight Financing Rate (“SOFR”), which was then adjusted for credit risk and a risk premium. These adjustments may be impacted by market movements implied by transactions of similar or related assets, loan-to-value, tenor, liquidity, credit risk adjustment or other risk factors. Assumptions used in the valuation process may significantly impact the resulting fair value.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At September 30, 2025, the Company had a $0.1 million net liability (December 31, 2024 - $0.4 million net liability) related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows. The contract period and acquisition expense ratio are considered an observable input, as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
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
Debt
Included on the Company’s consolidated balance sheet at September 30, 2025 were debt obligations of $2.2 billion (December 31, 2024 - $1.9 billion). At September 30, 2025, the fair value of the Company’s debt obligations was $2.3 billion (December 31, 2024 - $1.9 billion).
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

	At September 30, 2025	At December 31, 2024
Other investments	$4,432,389	$4,324,761
Other assets	$104	$2,029
Other liabilities	$197	$2,434

The change in fair value of other investments resulted in net unrealized gains on investments for the three and nine months ended September 30, 2025 of $74.2 million and $94.0 million, respectively (2024 - gains of $208.5 million and $197.1 million, respectively).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At September 30, 2025	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,295,385	$1,438,925	See below	See below	See below
Private equity funds	689,750	680,049	See below	See below	See below
Hedge funds	404,735	50,000	See below	See below	See below
Insurance-linked securities funds	150,979	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,540,849	$2,168,974

At December 31, 2024	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period (Minimum Days)	Redemption Notice Period (Maximum Days)
Private credit funds	$1,181,146	$1,284,699	See below	See below	See below
Private equity funds	609,105	664,234	See below	See below	See below
Hedge funds	338,248	—	See below	See below	See below
Total other investments measured using net asset valuations	$2,128,499	$1,948,933

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
During the nine months ended September 30, 2025, investors subscribed for $356.5 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company. For the three and nine months ended September 30, 2025, net income of $7.5 million and $11.0 million from Medici UCITS was attributable to the Company. At September 30, 2025, the total net asset value of Medici UCITS was $398.3 million, of which $151.0 million was attributable to the Company, and the Company’s ownership in Medici UCITS was 37.9%.
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
The following table summarizes the aggregate carrying amount of the unconsolidated fund investments in VIEs included in other investments on the Company’s consolidated balance sheets, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
	Carrying Amount	Unfunded Commitments	Total
At September 30, 2025	$2,276,101	$2,073,224	$4,349,325
At December 31, 2024	$1,993,362	$1,863,142	$3,856,504

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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on net claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Premiums Written
Direct	$216,934	$288,892	$691,354	$908,336
Assumed	2,106,692	2,111,244	9,208,955	8,907,979
Ceded	(265,824)	(237,632)	(1,628,708)	(1,615,727)
Net premiums written	$2,057,802	$2,162,504	$8,271,601	$8,200,588
Premiums Earned
Direct	$223,861	$273,619	$722,754	$812,942
Assumed	2,674,658	2,783,423	8,144,270	8,098,231
Ceded	(464,714)	(474,073)	(1,300,284)	(1,342,979)
Net premiums earned	$2,433,805	$2,582,969	$7,566,740	$7,568,194
Claims and Claim Expenses
Gross claims and claim expenses incurred	$942,559	$1,450,118	$5,114,509	$4,069,252
Claims and claim expenses recovered	(63,739)	(76,504)	(449,808)	(220,013)
Net claims and claim expenses incurred	$878,820	$1,373,614	$4,664,701	$3,849,239

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
At September 30, 2025, the Company’s premiums receivable balance was $8.1 billion (December 31, 2024 - $7.3 billion). Of the Company’s premiums receivable balance as of September 30, 2025, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.3 million at September 30, 2025 (December 31, 2024 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$3,272	$4,546	$4,631	$3,514
Provision for (release of) allowance	63	(244)	(1,296)	788
Ending balance	$3,335	$4,302	$3,335	$4,302

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At September 30, 2025, the Company’s reinsurance recoverable balance was $4.1 billion (December 31, 2024 - $4.5 billion). Of the Company’s reinsurance recoverable balance at September 30, 2025, 48.6% is fully collateralized by the Company’s reinsurers, 50.1% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.3% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2024 - 55.7%, 43.2% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 11.8%, 9.4% and 8.2%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2025 (December 31, 2024 - 12.6%, 11.0% and 8.3%, respectively).
The provision for current expected credit losses was $13.0 million at September 30, 2025 (December 31, 2024 - $11.7 million). The three largest company-specific components of the provision for current expected credit losses represented 19.2%, 17.6% and 4.6%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2025 (December 31, 2024 - 23.9%, 7.2% and 5.9%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$10,808	$13,582	$11,730	$13,280
Provision for (release of) allowance	2,180	(406)	1,258	(104)
Ending balance	$12,988	$13,176	$12,988	$13,176

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At September 30, 2025	Case Reserves	ACR	IBNR	Total
Property	$1,910,587	$1,833,077	$2,516,670	$6,260,334
Casualty and Specialty	3,366,085	277,137	12,809,304	16,452,526
Total	$5,276,672	$2,110,214	$15,325,974	$22,712,860

At December 31, 2024
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

Activity in the reserve for claims and claim expenses is summarized as follows:

	Nine months ended
	September 30, 2025	September 30, 2024
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$16,822,101	$15,142,583
Net incurred related to:
Current year	5,510,336	4,347,097
Prior years	(845,635)	(497,858)
Total net incurred	4,664,701	3,849,239
Net paid related to:
Current year	763,095	252,103
Prior years	2,373,183	2,336,002
Total net paid	3,136,278	2,588,105
Foreign exchange and other (1)	277,243	78,840
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,627,767	16,482,557
Reinsurance recoverable, end of period	4,085,093	4,738,637
Reserve for claims and claim expenses, end of period	$22,712,860	$21,221,194

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
The following table details the Company’s net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

	Nine months ended
	September 30, 2025	September 30, 2024
Property	$(837,307)	$(470,801)
Casualty and Specialty	(8,328)	(27,057)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(845,635)	$(497,858)

Changes to prior year estimated net claims and claim expenses increased net income by $845.6 million during the nine months ended September 30, 2025 (2024 - $497.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s Property segment, allocated between large catastrophe events and other catastrophe events and attritional loss movements:

Nine months ended September 30,	2025
Catastrophe net claims and claim expenses
Large catastrophe events
2024 Large Loss Events (1)	$(43,057)
2023 Large Loss Events (2)	(77,391)
2022 Weather-Related Large Losses (3)	(207,672)
2021 Weather-Related Large Losses (4)	(29,458)
2020 Weather-Related Large Loss Events (5)	(10,629)
2019 Large Loss Events (6)	(8,233)
2018 Large Loss Events (7)	(20,089)
2017 Large Loss Events (8)	(37,307)
Total large catastrophe events	(433,836)
Total other catastrophe events and attritional loss movements	(370,371)
Total catastrophe and attritional net claims and claim expenses	(804,207)
Actuarial assumption changes	(33,100)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(837,307)

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
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2021 to 2024 accident years.
The net favorable development on other catastrophe events and attritional loss movements was primarily related to the other property class where the Company principally estimates net claims and claim expenses using traditional actuarial methods, in addition to net favorable development related to actuarial assumption changes within the catastrophe and other property classes.

Nine months ended September 30,	2024
Catastrophe net claims and claim expenses
Large catastrophe events
2023 Large Loss Events	$(21,316)
2022 Weather-Related Large Losses	(137,657)
2021 Weather-Related Large Losses	(69,618)
2020 Weather-Related Large Loss Events	(35,514)
2019 Large Loss Events	(15,864)
2018 Large Loss Events	(32,448)
2017 Large Loss Events	(17,631)
Total large catastrophe events	(330,048)
Total other catastrophe events and attritional loss movements	(150,715)
Total catastrophe and attritional net claims and claim expenses	(480,763)
Actuarial assumption changes	9,962
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(470,801)

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
Casualty and Specialty Segment
The following table details the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s Casualty and Specialty segment:

Nine months ended September 30,	2025	2024
Actuarial methods - actual reported claims less than expected claims	$(28,167)	$(62,170)
Actuarial assumption changes	19,839	35,113
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(8,328)	$(27,057)

The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2025, was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses. Net favorable development arose principally within the Company’s other specialty, professional liability and credit classes, partially offset by adverse development in the general liability line of business.
The net favorable development of prior accident years net claims and claim expenses in the nine months ended September 30, 2024 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes, partially offset by actuarial assumption changes.

NOTE 7. DEBT AND CREDIT FACILITIES
At September 30, 2025, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2024, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At September 30, 2025, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At September 30, 2025		At December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
5.950% Senior Notes due 2035 (DaVinci) (1)	$308,643	$296,890	$—	$—
5.800% Senior Notes due 2035	524,145	493,601	—	—
5.750% Senior Notes due 2033	788,295	742,772	755,693	742,068
3.600% Senior Notes due 2029	391,456	396,737	376,816	396,051
3.450% Senior Notes due 2027	296,769	299,135	290,070	298,765
3.700% Senior Notes due 2025 (2)	—	—	299,550	299,908
4.750% Senior Notes due 2025 (DaVinci) (1) (3)	—	—	149,363	149,897
Total senior notes	2,309,308	2,229,135	1,871,492	1,886,689
Medici Revolving Credit Facility (4)	—	—	—	—
Total debt	$2,309,308	$2,229,135	$1,871,492	$1,886,689

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
(3)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(4)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. If amounts are drawn under the Medici revolving credit facility, they are included in debt on the Company’s consolidated balance sheets.
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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At September 30, 2025	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (1) (2)	—
Bilateral Letter of Credit Facilities
Secured	200,730
Unsecured	297,268
$497,998

(1)At September 30, 2025, no amounts were issued or drawn under these facilities.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. If amounts are drawn under the Medici revolving credit facility, they are included in debt on the Company’s consolidated balance sheets.
Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”), Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”) and RenaissanceRe Europe AG (“RREAG”) were party to an Amended and Restated Standby Letter of Credit Agreement, dated as of June 21, 2019, as amended (the “Wells Fargo Standby Letter of Credit Facility”) with Wells Fargo Bank, National Association, which provided for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the subsidiaries. On April 23, 2025, RenaissanceRe terminated the Wells Fargo Standby Letter of Credit Facility.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At September 30, 2025	At December 31, 2024
Redeemable noncontrolling interest - DaVinci	$3,454,255	$3,061,708
Redeemable noncontrolling interest - Medici	1,623,315	1,646,745
Redeemable noncontrolling interest - Vermeer	1,821,183	1,799,857
Redeemable noncontrolling interest - Fontana	570,306	469,439
Redeemable noncontrolling interests	$7,469,059	$6,977,749

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Redeemable noncontrolling interest - DaVinci	$243,464	$223,288	$349,476	$523,812
Redeemable noncontrolling interest - Medici	79,573	123,497	133,729	183,015
Redeemable noncontrolling interest - Vermeer	70,981	73,534	21,326	183,129
Redeemable noncontrolling interest - Fontana	21,182	29,857	43,756	29,778
Net income (loss) attributable to redeemable noncontrolling interests	$415,200	$450,176	$548,287	$919,734

Redeemable Noncontrolling Interest – DaVinci
DaVinci is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance. DaVinci is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of DaVinci, as it has the power to direct the activities of DaVinci that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to DaVinci. Accordingly, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company’s noncontrolling economic ownership in DaVinci was 24.3% at September 30, 2025 (December 31, 2024 - 25.4%).
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

2025
During the nine months ended September 30, 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from other third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 24.3%.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2025, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $26.9 million as a result of redemptions of shares from and distributions to third-party investors.
At September 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of DaVinci of $7.5 billion and $2.9 billion, respectively (December 31, 2024 - $6.1 billion and $2.0 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with DaVinci of $3.5 billion at September 30, 2025 (December 31, 2024 - $3.1 billion).
2024
During the nine months ended September 30, 2024, RenaissanceRe sold an aggregate of $300.0 million of its shares in DaVinci to third-party investors and purchased an aggregate of $225.9 million of shares from other third-party investors. In addition, DaVinci distributed $180.6 million to third-party investors and $69.4 million to the Company. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 25.4% at September 30, 2024.
During the nine months ended September 30, 2024, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $225.9 million as a result of redemptions of shares from and distributions to third-party investors.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$3,210,791	$2,760,164	$3,061,708	$2,541,482
Redemption of shares from redeemable noncontrolling interests	—	(25,000)	(26,929)	(406,849)
Sale of shares to redeemable noncontrolling interests, net of adjustments	—	—	70,000	300,007
Net income (loss) attributable to redeemable noncontrolling interest	243,464	223,288	349,476	523,812
Ending balance	$3,454,255	$2,958,452	$3,454,255	$2,958,452

Redeemable Noncontrolling Interest - Medici
Medici is an exempted company, incorporated in Bermuda and registered as an institutional fund. Medici invests, primarily on behalf of third-party investors, in various instruments that have returns primarily tied to property catastrophe risk. Medici is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Medici, as it has the power to direct the activities of Medici that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to Medici. Accordingly, the Company consolidates Medici and all significant intercompany transactions have been eliminated. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici.

2025
During the nine months ended September 30, 2025, investors subscribed for $210.8 million of the participating, non-voting common shares of Medici, including $50.2 million from the Company. In addition, investors redeemed $502.7 million of the participating, non-voting common shares of Medici, including $200.0 million from the Company. Of the total redemption of $502.7 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company. Third party investors also received $15.3 million in dividends. As a result of these transactions, the Company’s noncontrolling economic ownership in Medici was 9.6% at September 30, 2025. Refer to Note 4. “Fair Value Measurements” for additional information related to the Company’s investment in Medici UCITS.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2025, RenaissanceRe received cash inflows of $121.6 million from subscriptions of shares in Medici by third-party investors and paid $367.7 million as a result of redemptions of shares from and dividends to third-party investors.
At September 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Medici of $1.8 billion and $4.0 million, respectively (December 31, 2024 - $2.1 billion and $151.8 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Medici of $1.6 billion at September 30, 2025 (December 31, 2024 - $1.6 billion).
2024
During the nine months ended September 30, 2024, investors subscribed for $233.0 million of the participating, non-voting common shares of Medici, including $50.6 million from the Company. In addition, investors redeemed $311.2 million of the participating, non-voting common shares of Medici, including $0.3 million from the Company. Investors also received $24.6 million in dividends. As a result of these net subscriptions, the Company’s noncontrolling economic ownership in Medici was 15.1% at September 30, 2024.
During the nine months ended September 30, 2024, RenaissanceRe received cash inflows of $114.2 million from subscriptions of shares in Medici by third-party investors, and paid $270.0 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$1,532,990	$1,631,508	$1,646,745	$1,650,229
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(7,143)	(83,614)	(302,672)	(311,164)
Sale of shares to redeemable noncontrolling interests	17,895	15,319	160,827	183,040
Net income (loss) attributable to redeemable noncontrolling interest	79,573	123,497	133,729	183,015
Dividends on common shares	—	(6,190)	(15,314)	(24,600)
Ending balance	$1,623,315	$1,680,520	$1,623,315	$1,680,520

Redeemable Noncontrolling Interest – Vermeer
Vermeer is a managed joint venture formed by RenaissanceRe to provide capacity focused on risk remote layers in the U.S. property catastrophe market. RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, owns 100% of the non-voting participating shares of Vermeer. Vermeer is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Vermeer, as it has power to direct the activities of Vermeer that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to Vermeer. Accordingly, the Company consolidates Vermeer and all significant intercompany transactions have been eliminated. As PFZW owns all of the participating shares of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2025
During the nine months ended September 30, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
At September 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Vermeer of $2.1 billion and $234.8 million, respectively (December 31, 2024 - $1.9 billion and $93.0 million, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Vermeer of $1.8 billion at September 30, 2025 (December 31, 2024 - $1.8 billion).
2024
During the nine months ended September 30, 2024, Vermeer declared and paid dividends of $175.0 million to PFZW. In addition, PFZW subscribed for $175.0 million of participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$1,750,202	$1,489,892	$1,799,857	$1,555,297
Dividends on common shares	—	—	—	(175,000)
Sale of shares to redeemable noncontrolling interest	—	175,000	—	175,000
Net income (loss) attributable to redeemable noncontrolling interest	70,981	73,534	21,326	183,129
Ending balance	$1,821,183	$1,738,426	$1,821,183	$1,738,426

Redeemable Noncontrolling Interest – Fontana
Fontana Holdings L.P. and its subsidiaries (collectively, “Fontana”) are a managed joint venture formed by the Company to assume casualty and specialty risks in line with the Company’s book of business. RenaissanceRe owns a noncontrolling economic interest in Fontana and controls a majority of Fontana’s outstanding voting rights. Fontana is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Fontana, as it has power to direct the activities of Fontana that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to Fontana. Accordingly, the Company consolidates Fontana and all significant intercompany transactions have been eliminated. The portion of Fontana’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company may be obligated to repurchase all or a portion of the limited partner interest held by limited partners of Fontana upon request, subject to certain restrictions. The Company has not provided any financial or other support to Fontana that it was not contractually required to provide.

2025
During the nine months ended September 30, 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to other third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana from other third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 28.7% at September 30, 2025.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2025, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $72.0 million as a result of redemptions of the limited partner interest from third-party investors.
At September 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Fontana of $2.7 billion and $1.9 billion, respectively (December 31, 2024 - $2.2 billion and $1.6 billion, respectively). In addition, the Company’s consolidated balance sheet included redeemable noncontrolling interests associated with Fontana of $570.3 million at September 30, 2025 (December 31, 2024 - $469.4 million).
2024
During the nine months ended September 30, 2024, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its limited partner interest in Fontana to third-party investors. As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 26.5% at September 30, 2024.
During the nine months ended September 30, 2024, RenaissanceRe received no subscriptions for the limited partner interest of Fontana by third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Beginning balance	$549,124	$453,744	$469,439	$353,823
Redemption of capital from redeemable noncontrolling interest	—	—	(72,044)	—
Contribution of capital by redeemable noncontrolling interest	—	—	129,155	100,000
Net income (loss) attributable to redeemable noncontrolling interest	21,182	29,857	43,756	29,778
Ending balance	$570,306	$483,601	$570,306	$483,601

NOTE 9. VARIABLE INTEREST ENTITIES
Managed Joint Ventures and Managed Funds
The Company has interests in various managed joint ventures and managed funds that are considered VIEs. The Company consolidates the results of DaVinci, Medici, Vermeer and Fontana, as the Company is deemed to be the primary beneficiary of each of those entities. Refer to “Note 8. Noncontrolling Interests” for additional information.
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
Upsilon RFO is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is the primary beneficiary of Upsilon RFO Diversified I, II and III as it has the power to direct the activities of those segregated accounts that most significantly impact their economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to those segregated accounts. Accordingly, the Company consolidates Upsilon RFO Diversified I, II and III and all significant intercompany transactions have been eliminated.
The Company is not the primary beneficiary of Upsilon RFO Diversified IV, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to that segregated account. Accordingly, the Company does not consolidate the financial position or results of operations of Upsilon RFO Diversified IV. The Company does not have, and does not expect to have, a material investment in Upsilon RFO Diversified IV. In addition, the Company expects its absolute and relative ownership in Upsilon RFO Diversified IV to remain minimal.
Other than its equity investments in Upsilon RFO, the Company has not provided financial or other support to Upsilon RFO that it was not contractually required to provide.
2025
During the nine months ended September 30, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $230.5 million of capital to investors of Upsilon RFO Diversified I, II and III, including $27.9 million to the Company and returned $29.5 million to investors of Upsilon RFO Diversified IV. At September 30, 2025, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.7%.
At September 30, 2025, the Company’s consolidated balance sheet included total assets and total liabilities of Upsilon RFO Diversified I, II and III of $1.1 billion and $1.1 billion, respectively (December 31, 2024 - $1.9 billion and $1.9 billion, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $32.4 million (December 31, 2024 - $60.5 million) is attributable to the Company, and $255.9 million (December 31, 2024 - $282.2 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $104.8 million (December 31, 2024 - $115.9 million) is attributable to third-party investors.
2024
During the nine months ended September 30, 2024, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $190.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $33.0 million to the Company, and returned $9.2 million of capital to investors of Upsilon RFO Diversified IV. At September 30, 2024, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.6%.

Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted company incorporated in Bermuda which is registered as a segregated accounts company and a Class A Professional Fund. Upsilon Diversified provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investments in Upsilon RFO and Medici. Upsilon Diversified is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to Upsilon Diversified. Accordingly, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company, and accordingly, is required to account for all of its investments, including its investments in Upsilon RFO and Medici, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2025
During the nine months ended September 30, 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $207.8 million of capital to investors, including $0.3 million to the Company. In addition, third-party investors subscribed for $17.5 million of non-voting preference shares.
The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.4 million at September 30, 2025 (December 31, 2024 - $0.5 million). At September 30, 2025, the total assets and total liabilities of Upsilon Diversified were $266.5 million and $33.4 million, respectively (December 31, 2024 - $440.6 million and $140.9 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $245.0 million at September 30, 2025 (December 31, 2024 - $304.0 million).
2024
During the nine months ended September 30, 2024, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $165.1 million of capital to investors, including $0.3 million to the Company. In addition, third-party investors subscribed for $16.9 million of non-voting preference shares.
NOC1
NOC1 is a segregated account of Upsilon Fund formed in 2023, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. NOC1 is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of NOC1, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to NOC1. Accordingly, the Company does not consolidate the financial position or results of operations of NOC1. The Company does not have, and does not expect to have, a material investment in NOC1 and expects its absolute and relative ownership in NOC1 to remain minimal. Other than its current equity investment in NOC1, the Company has not provided financial or other support to NOC1 that it was not contractually required to provide.
2025
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.9 million at September 30, 2025 (December 31, 2024 - $1.7 million). At September 30, 2025, the total assets and total liabilities of NOC1 were $188.8 million and $1.3 million, respectively (December 31, 2024 - $173.4 million and $2.2 million, respectively).

2024
During the nine months ended September 30, 2024, investors subscribed for $20.0 million of non-voting preference shares, including $0.2 million from the Company. During the nine months ended September 30, 2024, NOC1 redeemed $48.8 million of non-voting preference shares to existing investors, including $0.5 million to the Company.
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
Mona Lisa Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is not the primary beneficiary of Mona Lisa Re as it does not have the power to direct the activities of Mona Lisa Re that most significantly impact its economic performance. Accordingly, the financial position and results of operations of Mona Lisa Re are not consolidated by the Company.
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $56.2 million and $14.1 million, respectively, during the nine months ended September 30, 2025 (2024 - $45.7 million and $11.4 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $49.4 million and $12.4 million, respectively, during the nine months ended September 30, 2025 (2024 - $28.5 million and $7.1 million, respectively).
At September 30, 2025, the total assets and total liabilities of Mona Lisa Re were $702.5 million and $702.5 million, respectively (December 31, 2024 - $936.1 million and $936.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $4.3 million at September 30, 2025 (December 31, 2024 - $7.0 million).
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
Tailwind Re is considered a VIE as it has insufficient equity capital to finance its activities without additional financial support. The Company is not the primary beneficiary of Tailwind Re as it does not have the power to direct the activities of Tailwind Re that most significantly impact its economic performance. Accordingly, the financial position and results of operations of Tailwind Re are not consolidated by the Company.
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
The Company did not renew the ceded reinsurance contracts with Tailwind Re at the January 1, 2025 renewal. The Company recognized ceded premiums written and ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $42.7 million and $28.5 million, respectively, during the nine months ended September 30, 2024. At September 30, 2025, the total assets and total liabilities of Tailwind Re were $0.1 million and $0.1 million, respectively (December 31, 2024 - $416.8 million and $416.8 million, respectively).
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
The AlphaCat Funds, AlphaCat Re and OmegaCat Re are considered VIEs as the voting rights of their equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of the AlphaCat Funds, AlphaCat Re and OmegaCat Re as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to the AlphaCat Funds, AlphaCat Re and OmegaCat Re. Accordingly, the Company does not consolidate the financial position or results of operations of the AlphaCat Funds, AlphaCat Re and OmegaCat Re. The Company has not provided financial or other support to the AlphaCat Funds, AlphaCat Re and OmegaCat Re that it was not contractually required to provide.
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $2.2 million at September 30, 2025 (December 31, 2024 - $3.6 million). At September 30, 2025, AlphaCat Funds, AlphaCat Re and OmegaCat Re had combined total assets and total liabilities of $1.3 billion and $0.7 billion, respectively (December 31, 2024 - $3.0 billion and $1.3 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 4. Fair Value Measurements” for additional information.

NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.40 per common share, payable to common shareholders of record on March 14, 2025, June 13, 2025 and September 15, 2025, and the Company paid the dividends on March 31, 2025, June 30, 2025 and September 30, 2025, respectively.
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
During the nine months ended September 30, 2025, the Company paid $26.5 million in preference share dividends (2024 - $26.5 million) and $57.3 million in common share dividends (2024 - $60.9 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On July 30, 2025, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During the nine months ended September 30, 2025, the Company repurchased 3.9 million common shares at an aggregate cost of $942.8 million and an average price of $241.86 per common share. At September 30, 2025, $615.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program subsequent to September 30, 2025.

NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$907,667	$1,173,644	$1,895,321	$2,033,488
Amount allocated to participating common shareholders (1)	(15,019)	(17,850)	(29,905)	(30,042)
Net income (loss) allocated to RenaissanceRe common shareholders	$892,648	$1,155,794	$1,865,416	$2,003,446
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	45,845	50,959	47,106	51,439
Per common share equivalents of non-vested shares (2)	160	145	162	143
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	46,005	51,104	47,268	51,582
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$19.47	$22.68	$39.60	$38.95
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$19.40	$22.62	$39.46	$38.84

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended September 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$733,274	$1,590,352	$—	$2,323,626
Net premiums written	$694,125	$1,363,677	$—	$2,057,802
Net premiums earned	$936,933	$1,496,872	$—	$2,433,805
Net claims and claim expenses incurred	(133,504)	1,012,324	—	878,820
Acquisition expenses	192,347	467,376	—	659,723
Operational expenses	86,579	38,494	—	125,073
Underwriting income (loss)	$791,511	$(21,322)	$—	770,189
Net investment income			438,354	438,354
Net foreign exchange gains (losses)			877	877
Equity in earnings (losses) of other ventures			12,551	12,551
Other income (loss)			705	705
Net realized and unrealized gains (losses) on investments			311,890	311,890
Corporate expenses			(23,414)	(23,414)
Interest expense			(30,582)	(30,582)
Income (loss) before taxes				1,480,570
Income tax benefit (expense)			(148,860)	(148,860)
Net (income) loss attributable to redeemable noncontrolling interests			(415,200)	(415,200)
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$907,667

Net claims and claim expenses incurred – current accident year	$250,169	$1,008,702	$—	$1,258,871
Net claims and claim expenses incurred – prior accident years	(383,673)	3,622	—	(380,051)
Net claims and claim expenses incurred – total	$(133,504)	$1,012,324	$—	$878,820

Net claims and claim expense ratio – current accident year	26.7%	67.4%		51.7%
Net claims and claim expense ratio – prior accident years	(40.9)%	0.2%		(15.6)%
Net claims and claim expense ratio – calendar year	(14.2)%	67.6%		36.1%
Underwriting expense ratio	29.7%	33.8%		32.3%
Combined ratio	15.5%	101.4%		68.4%

Nine months ended September 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,596,042	$5,304,267	$—	$9,900,309
Net premiums written	$3,710,676	$4,560,925	$—	$8,271,601
Net premiums earned	$3,052,893	$4,513,847	$—	$7,566,740
Net claims and claim expenses incurred	1,481,823	3,182,878	—	4,664,701
Acquisition expenses	534,192	1,415,571	—	1,949,763
Operational expenses	222,414	128,582	—	350,996
Underwriting income (loss)	$814,464	$(213,184)	$—	601,280
Net investment income			1,256,815	1,256,815
Net foreign exchange gains (losses)			2,209	2,209
Equity in earnings of other ventures			50,712	50,712
Other income (loss)			4,243	4,243
Net realized and unrealized gains (losses) on investments			994,550	994,550
Corporate expenses			(70,005)	(70,005)
Interest expense			(89,461)	(89,461)
Income (loss) before taxes and redeemable noncontrolling interests				2,750,343
Income tax benefit (expense)			(280,204)	(280,204)
Net (income) loss attributable to redeemable noncontrolling interests			(548,287)	(548,287)
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$1,895,321

Net claims and claim expenses incurred – current accident year	$2,319,130	$3,191,206	$—	$5,510,336
Net claims and claim expenses incurred – prior accident years	(837,307)	(8,328)	—	(845,635)
Net claims and claim expenses incurred – total	$1,481,823	$3,182,878	$—	$4,664,701

Net claims and claim expense ratio – current accident year	76.0%	70.7%		72.8%
Net claims and claim expense ratio – prior accident years	(27.5)%	(0.2)%		(11.2)%
Net claims and claim expense ratio – calendar year	48.5%	70.5%		61.6%
Underwriting expense ratio	24.8%	34.2%		30.5%
Combined ratio	73.3%	104.7%		92.1%

Three months ended September 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$790,709	$1,609,427	$—	$2,400,136
Net premiums written	$701,222	$1,461,282	$—	$2,162,504
Net premiums earned	$994,777	$1,588,192	$—	$2,582,969
Net claims and claim expenses incurred	329,967	1,043,647	—	1,373,614
Acquisition expenses	192,439	497,899	—	690,338
Operational expenses	77,688	47,573	—	125,261
Underwriting income (loss)	$394,683	$(927)	$—	393,756
Net investment income			423,859	423,859
Net foreign exchange gains (losses)			16,804	16,804
Equity in earnings (losses) of other ventures			5,718	5,718
Other income (loss)			680	680
Net realized and unrealized gains (losses) on investments			943,745	943,745
Corporate expenses			(26,078)	(26,078)
Interest expense			(23,809)	(23,809)
Income (loss) before taxes				1,734,675
Income tax benefit (expense)			(102,012)	(102,012)
Net (income) loss attributable to redeemable noncontrolling interests			(450,176)	(450,176)
Dividends on preference shares			(8,843)	(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$1,173,644

Net claims and claim expenses incurred – current accident year	$621,710	$1,044,410	$—	$1,666,120
Net claims and claim expenses incurred – prior accident years	(291,743)	(763)	—	(292,506)
Net claims and claim expenses incurred – total	$329,967	$1,043,647	$—	$1,373,614

Net claims and claim expense ratio – current accident year	62.5%	65.8%		64.5%
Net claims and claim expense ratio – prior accident years	(29.3)%	(0.1)%		(11.3)%
Net claims and claim expense ratio – calendar year	33.2%	65.7%		53.2%
Underwriting expense ratio	27.1%	34.4%		31.6%
Combined ratio	60.3%	100.1%		84.8%

Nine months ended September 30, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,433,688	$5,382,627	$—	$9,816,315
Net premiums written	$3,457,500	$4,743,088	$—	$8,200,588
Net premiums earned	$2,911,694	$4,656,500	$—	$7,568,194
Net claims and claim expenses incurred	757,570	3,091,669	—	3,849,239
Acquisition expenses	566,566	1,399,131	—	1,965,697
Operational expenses	206,737	132,747	—	339,484
Underwriting income (loss)	$1,380,821	$32,953	$—	1,413,774
Net investment income			1,225,479	1,225,479
Net foreign exchange gains (losses)			(27,694)	(27,694)
Equity in earnings of other ventures			32,435	32,435
Other income (loss)			799	799
Net realized and unrealized gains (losses) on investments			602,507	602,507
Corporate expenses			(100,489)	(100,489)
Interest expense			(70,522)	(70,522)
Income (loss) before taxes and redeemable noncontrolling interests				3,076,289
Income tax benefit (expense)			(96,536)	(96,536)
Net (income) loss attributable to redeemable noncontrolling interests			(919,734)	(919,734)
Dividends on preference shares			(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,033,488

Net claims and claim expenses incurred – current accident year	$1,228,371	$3,118,726	$—	$4,347,097
Net claims and claim expenses incurred – prior accident years	(470,801)	(27,057)	—	(497,858)
Net claims and claim expenses incurred – total	$757,570	$3,091,669	$—	$3,849,239

Net claims and claim expense ratio – current accident year	42.2%	67.0%		57.4%
Net claims and claim expense ratio – prior accident years	(16.2)%	(0.6)%		(6.5)%
Net claims and claim expense ratio – calendar year	26.0%	66.4%		50.9%
Underwriting expense ratio	26.6%	32.9%		30.4%
Combined ratio	52.6%	99.3%		81.3%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2025.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value, including the location on the consolidated balance sheets of the Company’s principal derivative instruments:

	Derivative Assets
At September 30, 2025	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Balance Sheet Location	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,412	$—	$7,412	Other assets	$—	$7,412
Foreign currency forward contracts (1)	8,408	—	8,408	Other assets	—	8,408
Foreign currency forward contracts (2)	53	—	53	Other assets	—	53
Equity futures	4,586	—	4,586	Other assets	—	4,586
Commodity futures	5,193	—	5,193	Other assets	—	5,193
Total derivative instruments not designated as hedges	25,652	—	25,652		—	25,652
Total	$25,652	$—	$25,652		$—	$25,652

	Derivative Liabilities
At September 30, 2025	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Balance Sheet Location	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$474	$—	$474	Other liabilities	$429	$45
Foreign currency forward contracts (1)	2,291	—	2,291	Other liabilities	2,058	233
Foreign currency forward contracts (2)	633	—	633	Other liabilities	—	633
Credit default swaps	717	—	717	Other liabilities	717	—
Total derivative instruments not designated as hedges	4,115	—	4,115		3,204	911
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	865	—	865	Other liabilities	—	865
Total	$4,980	$—	$4,980		$3,204	$1,776

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

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations related to its principal derivative instruments are shown in the following table:

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Three months ended September 30,		2025	2024
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$(33,115)	$50,961
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	(4,027)	16,885
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(2,388)	12,803
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	(7,395)	(21,007)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	77,954	10,409
Commodity options	Net realized and unrealized gains (losses) on investments	—	(1,427)
Commodity futures	Net realized and unrealized gains (losses) on investments	143,568	58,598
Total derivative instruments not designated as hedges		174,597	127,222
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(571)	(2,181)
Total		$174,026	$125,041

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
(5)Contracts designated as hedges of net investments in a foreign operation.

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives
Nine months ended September 30,		2025	2024
Derivative instruments not designated as hedges
Interest rate futures (1)	Net realized and unrealized gains (losses) on investments	$70,780	$(1,388)
Foreign currency forward contracts (2)	Net foreign exchange gains (losses)	40,907	20,958
Foreign currency forward contracts (3)	Net foreign exchange gains (losses)	(5,263)	(7,049)
Credit default swaps (1)	Net realized and unrealized gains (losses) on investments	20,243	(44,036)
Equity futures (4)	Net realized and unrealized gains (losses) on investments	112,654	10,419
Warrants	Net realized and unrealized gains (losses) on investments	—	(1,046)
Commodity options	Net realized and unrealized gains (losses) on investments	(2,602)	(3,676)
Commodity futures	Net realized and unrealized gains (losses) on investments	297,014	89,829
Total derivative instruments not designated as hedges		533,733	64,011
Derivative instruments designated as hedges
Foreign currency forward contracts (5)	Accumulated other comprehensive income (loss)	(3,948)	(688)
Total		$529,785	$63,323

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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. At September 30, 2025, the Company had $6.9 billion of notional long positions and $3.4 billion of notional short positions of primarily U.S. treasury and non-U.S. government bond futures contracts (December 31, 2024 - $7.1 billion and $3.1 billion, respectively).
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

Underwriting and Non-investments Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting operations. The Company may determine not to match a portion of its projected underwriting related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes. At September 30, 2025, the Company had outstanding underwriting related foreign currency contracts of $941.4 million in notional long positions and $168.8 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $1.0 billion and $508.8 million, respectively).
Investment Portfolio Related Foreign Currency Forward Contracts
The Company’s investment operations are exposed to currency fluctuations through its investments in non-U.S. dollar fixed maturity investments, short term investments and other investments. From time to time, the Company may employ foreign currency forward contracts in its investment portfolio to either assume foreign currency risk or to economically hedge its exposure to currency fluctuations from these investments. The fair value of the Company’s investment portfolio related foreign currency forward contracts is determined using an interpolated rate based on closing forward market rates. At September 30, 2025, the Company had outstanding investment portfolio related foreign currency contracts of $428.5 million in notional long positions and $120.0 million in notional short positions, denominated in U.S. dollars (December 31, 2024 - $345.0 million and $107.0 million, respectively).
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
Credit Default Swaps
The fair value of the Company’s credit default swaps is determined using industry valuation models, broker bid indications or internal pricing valuation techniques. The fair value of these credit default swaps can change based on a variety of factors including changes in credit spreads, default rates and recovery rates, the correlation of credit risk between the referenced credit and the counterparty, and market rate inputs such as interest rates. At September 30, 2025, the Company had outstanding credit default swaps of $845.7 million in notional positions to protect against increasing credit risk, denominated in U.S. dollars (December 31, 2024 - $1.4 billion).
Equity Derivatives
Equity Futures
From time to time, the Company uses equity derivatives in its investment portfolio to either assume equity risk or hedge its equity exposure. The fair value of the Company’s equity futures is determined using market-based prices from pricing vendors. At September 30, 2025, the Company had $1.3 billion of notional long positions of equity futures (December 31, 2024 - $437.2 million).

Commodity Derivatives
The Company uses commodity derivatives within its investments portfolio to assume or hedge risk. Commodity derivatives expose the Company to potentially unfavorable price changes to the underlying commodities.
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. At September 30, 2025, the Company had $1.1 billion of notional long positions of gold futures, denominated in U.S. dollars (December 31, 2024 - $684.3 million).
Commodity Options
The fair value of these derivatives is determined using market-based prices from pricing vendors. At September 30, 2025, the Company had no exposure to exchange traded commodity option contracts (December 31, 2024 - $0.5 million). The notional amounts for options are based on the fair value of the underlying commodities as if the options were exercised at the reporting date.
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
As of September 30, 2025 and December 31, 2024, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions.
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

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average of U.S. dollar equivalent of foreign denominated net assets (liabilities)	$62,870	$61,544	$60,893	$62,205
Derivative gains (losses)	$(571)	$(2,181)	$(3,948)	$(688)

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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to September 30, 2025 and through the period ended October 24, 2025, the Company repurchased 388.3 thousand common shares at an aggregate cost of $100.0 million and an average price of $257.52 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2025 and 2024, as well as our liquidity and capital resources at September 30, 2025. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2024. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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
Impact of Redeemable Noncontrolling Interest on our Results
We manage several entities - DaVinci, Fontana, Medici, and Vermeer - where we control the decision making authority through ownership of the voting interests but do not own all of the economic interest. As a result of our control, we include the full financial results of these entities in our consolidated financial statements. However, since we do not own all of the economic interest in these entities, we do not ultimately retain all of the economic outcomes they generate. Rather, portions of these entities’ economic outcomes are due to third-party investors who hold noncontrolling interests in these entities and are ultimately allocated to such third-party investors.
These entities’ economic outcomes may include underwriting results, investment results, and foreign exchange impacts, among other items. For example, if one of these entities realizes a financial gain or loss from its underwriting or investment activities, the full amount of such gain or loss is shown in net income (loss) on our consolidated statements of operations. But only the portion of such gain or loss that represents our investment in such entity is reflected in net income (loss) attributable to RenaissanceRe. The remainder, which is ultimately allocated to such third-party investors in those entities, is shown separately in net (income) loss attributable to redeemable noncontrolling interests.
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
Launch of Medici UCITS
In March 2025 we launched Medici UCITS, a new Irish domiciled property catastrophe bond fund, a sub-fund of RenaissanceRe Medici ICAV. Medici UCITS is purpose-built to provide European and other global investors with access to RenaissanceRe’s catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. Medici UCITS launched with $341.5 million in total capital, made up of a combination of primarily existing partner capital, new partner capital and a $140.0 million co-investment from the Company. At launch, Medici UCITS was seeded by a transfer in kind of catastrophe bonds of Medici. Medici UCITS is intended to complement our existing catastrophe bond fund, Medici, and both Medici UCITS and Medici share substantially similar investment guidelines and risk appetites. Medici is consolidated within our results, whereas Medici UCITS is not controlled by us, and is therefore not consolidated within our results. RenaissanceRe’s investment in Medici UCITS appears as a fund investment and is accounted for at fair value. The transactions related to the launch of Medici UCITS appear in our financial statements as a reduction in the overall net asset value of Medici of $316.5 million at September 30, 2025, and our investment in Medici UCITS appears as a fund investment of $151.0 million at September 30, 2025.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2025, compared to the third quarter of 2024.

Three months ended September 30,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$2,323,626	$2,400,136	$(76,510)
Net premiums written	$2,057,802	$2,162,504	$(104,702)
Net premiums earned	$2,433,805	$2,582,969	$(149,164)
Net claims and claim expenses incurred	878,820	1,373,614	(494,794)
Acquisition expenses	659,723	690,338	(30,615)
Operational expenses	125,073	125,261	(188)
Underwriting income (loss)	$770,189	$393,756	$376,433

Net investment income	$438,354	$423,859	$14,495
Net realized and unrealized gains (losses) on investments	311,890	943,745	(631,855)
Total investment result	$750,244	$1,367,604	$(617,360)

Net income (loss)	$1,331,710	$1,632,663	$(300,953)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$907,667	$1,173,644	$(265,977)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$19.40	$22.62	$(3.22)
Dividends per common share	$0.40	$0.39	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	51.7%	64.5%	(12.8)	pts
Net claims and claim expense ratio – prior accident years	(15.6)%	(11.3)%	(4.3)	pts
Net claims and claim expense ratio – calendar year	36.1%	53.2%	(17.1)	pts
Underwriting expense ratio	32.3%	31.6%	0.7	pts
Combined ratio	68.4%	84.8%	(16.4)	pts

Return on average common equity - annualized	34.9%	47.1%	(12.2)	pts

Book Value	September 30, 2025	June 30, 2025	Change
Book value per common share	$231.23	$212.15	$19.08
Accumulated dividends per common share	29.28	28.88	0.40
Book value per common share plus accumulated dividends	$260.51	$241.03	$19.48
Quarterly change in book value per common share (1)	9.0%
Quarterly change in book value per common share plus change in accumulated dividends (1)	9.2%

(1)Represents the percentage change during the three months ended September 30, 2025.

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $907.7 million in the third quarter of 2025, compared to $1.2 billion in the third quarter of 2024, a decrease of $266.0 million. As a result, in the third quarter of 2025, we generated an annualized return on average common equity of 34.9%, and our book value per common share increased from $212.15 at June 30, 2025 to $231.23 at September 30, 2025, a 9.0% increase, or a 9.2% increase after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the third quarter of 2025 included:
•Underwriting Results
–underwriting income of $770.2 million, an increase of $376.4 million, resulting in an improvement of 16.4 percentage points in the combined ratio, driven primarily by:
–a lower level of catastrophe losses in the third quarter of 2025, compared to the third quarter of 2024; and
–higher prior accident year net favorable development in the Property segment.
–gross premiums written and net premiums written decreased by $76.5 million and $104.7 million, respectively.
•Investment Results
–total investment result decreased by $617.4 million, driven by:
–a decrease of $631.9 million in net realized and unrealized gains on investments; partially offset by
–an increase in net investment income of $14.5 million.
–net investment income of $438.4 million included $133.7 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $101.8 million, an increase of $19.7 million.
–included $88.7 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $415.2 million, a decrease of $35.0 million, primarily resulting from a decrease in the foreign exchange gains attributable to third-party investors in Medici.
–this represents the portion of our net income (loss) that is allocated to third-party investors and not retained by us.
•Income Tax Benefit (Expense)
–expense of $148.9 million, driven by strong profitability across our operating jurisdictions, including Bermuda.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$733,274	$790,709	$(57,435)
Net premiums written	$694,125	$701,222	$(7,097)
Net premiums earned	$936,933	$994,777	$(57,844)
Net claims and claim expenses incurred	(133,504)	329,967	(463,471)
Acquisition expenses	192,347	192,439	(92)
Operational expenses	86,579	77,688	8,891
Underwriting income (loss)	$791,511	$394,683	$396,828

Net claims and claim expenses incurred – current accident year	$250,169	$621,710	$(371,541)
Net claims and claim expenses incurred – prior accident years	(383,673)	(291,743)	(91,930)
Net claims and claim expenses incurred – total	$(133,504)	$329,967	$(463,471)

Net claims and claim expense ratio – current accident year	26.7%	62.5%	(35.8)	pts
Net claims and claim expense ratio – prior accident years	(40.9)%	(29.3)%	(11.6)	pts
Net claims and claim expense ratio – calendar year	(14.2)%	33.2%	(47.4)	pts
Underwriting expense ratio	29.7%	27.1%	2.6	pts
Combined ratio	15.5%	60.3%	(44.8)	pts

Property Gross Premiums Written
•Gross premiums written in the catastrophe class increased by $60.7 million, or 21.9%, without the impact of reinstatement premiums, reflecting underlying growth on new and existing clients, primarily in U.S. catastrophe-exposed business; offset by
–a decrease in gross reinstatement premiums of $116.3 million in the catastrophe class, reflecting a reduction in gross reinstatement premiums of $50.1 million in the third quarter of 2025, driven by the prior accident year favorable development, compared to $66.2 million of gross reinstatement premiums in the third quarter of 2024, which primarily related to the Q3 2024 Large Loss Events, resulting in a total decrease of $57.4 million, or 7.3%, in gross premiums written compared to the third quarter of 2024.
Property Ceded Premiums Written

Three months ended September 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$39,149	$89,487	$(50,338)

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

•Ceded premiums written decreased by $50.3 million, or 56.3%, driven by:
–a decrease in ceded reinstatement premiums of $34.9 million, principally driven by the increase in prior accident year favorable development, and
–a decrease in ceded spend due to the timing of ceded purchases as part of our gross-to-net strategy.
Property Net Premiums Earned
•Net premiums earned decreased by $57.8 million, or 5.8%, primarily driven by:
–the decrease in net reinstatement premiums, primarily in the catastrophe class, partially offset by growth in catastrophe gross premiums written as a result of strong mid-year renewals.
Property Underwriting Results
•Net claims and claim expense ratio improved by 47.4 percentage points, driven by:
–a 35.8 percentage point improvement in the current accident year net claims and claim expense ratio, primarily due to:
–lower catastrophe losses in the quarter, compared to the third quarter of 2024 which included a 35.0 percentage point impact on the Property segment current accident year net claims and claim expense ratio from the Q3 2024 Large Loss Events.
–net favorable development of 40.9% in the prior accident years net claims and claim expense ratio, driven by:
–net favorable development of $236.8 million in the catastrophe class, primarily from the weather-related large losses in 2022 and small events across accident years; and
–net favorable development of $146.8 million in the other property class, primarily due to reported losses coming in lower than expected from weather-related large losses in 2022 and 2024, and attritional loss experience.
•Underwriting expense ratio increased by 2.6 percentage points, driven by:
–a 1.2 percentage point increase in the acquisition expense ratio and a 1.4 percentage point increase in the operating expense ratio, both primarily driven by the decrease in net premiums earned due to the decrease in net reinstatement premiums compared to the third quarter of 2024.
•Combined ratio improved by 44.8 percentage points from the third quarter of 2024 driven by an increase in prior accident year net favorable development and a lower impact from large loss events in the quarter, with the Q3 2024 Large Loss Events adding 35.4 percentage points to the combined ratio in the third quarter of 2024.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$1,590,352	$1,609,427	$(19,075)
Net premiums written	$1,363,677	$1,461,282	$(97,605)
Net premiums earned	$1,496,872	$1,588,192	$(91,320)
Net claims and claim expenses incurred	1,012,324	1,043,647	(31,323)
Acquisition expenses	467,376	497,899	(30,523)
Operational expenses	38,494	47,573	(9,079)
Underwriting income (loss)	$(21,322)	$(927)	$(20,395)

Net claims and claim expenses incurred – current accident year	$1,008,702	$1,044,410	$(35,708)
Net claims and claim expenses incurred – prior accident years	3,622	(763)	4,385
Net claims and claim expenses incurred – total	$1,012,324	$1,043,647	$(31,323)

Net claims and claim expense ratio – current accident year	67.4%	65.8%	1.6	pts
Net claims and claim expense ratio – prior accident years	0.2%	(0.1)%	0.3	pts
Net claims and claim expense ratio – calendar year	67.6%	65.7%	1.9	pts
Underwriting expense ratio	33.8%	34.4%	(0.6)	pts
Combined ratio	101.4%	100.1%	1.3	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $19.1 million, or 1.2%, driven by decreases in the professional liability and general casualty classes, partially offset by increases in the credit and specialty classes.
–The decrease of 6.9% in the general casualty class was principally due to actions taken to reduce general liability exposure, partially offset by rate increases in this class.
–The increase of 18.7% in the credit class was principally from additional premium on seasoned mortgage deals from older underwriting years.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$226,675	$148,145	$78,530

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
•Ceded premiums written increased by $78.5 million, or 53.0%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased.

Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $97.6 million, or 6.7%, primarily driven by an increase in retrocessional purchases.
Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio increased by 1.9 percentage points reflecting the impact of higher attritional losses, primarily within the casualty lines of business.
–The net adverse development of 0.2 percentage points in the prior accident years net claims and claim expense ratio included an adverse impact of 0.5 percentage points from purchase accounting adjustments.
•Underwriting expense ratio decreased by 0.6 percentage points, driven by:
–a 0.4 percentage point decrease in the operating expense ratio.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.
Our relative mix of business between proportional business and excess of loss business has fluctuated in the past and will likely continue to do so in the future. Proportional business, which represents the majority of our Casualty and Specialty segment business, typically has a higher expense ratio and tends to be exposed to more attritional and frequent losses, while being subject to lower expected severity compared to traditional excess of loss business.
Fee Income
The table below shows the total fee income we earned from third-party capital management activities, including various joint ventures and managed funds, and certain structured reinsurance products.
Management fees are fees that we receive for the day-to-day management and oversight of our joint venture vehicles, managed funds and certain structured reinsurance products. Performance fees are based on the performance of the individual vehicles or products and may be zero or negative in a particular period. For example, large losses could potentially result in no performance fees or the reversal of previously accrued performance fees.

Three months ended September 30,	2025	2024	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$39,843	$40,583	$(740)
Managed funds (2)	5,628	7,063	(1,435)
Structured reinsurance products and other (3)	7,543	7,299	244
Total management fee income	53,014	54,945	(1,931)
Performance Fee Income (Loss)
Joint ventures (1)	29,693	17,188	12,505
Managed funds (2)	7,910	6,663	1,247
Structured reinsurance products and other (3)	11,193	3,269	7,924
Total performance fee income (loss)	48,796	27,120	21,676
Total fee income	$101,810	$82,065	$19,745

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.

•Total fee income increased by $19.7 million, due to:
–a decrease in management fee income of $1.9 million, primarily driven by a decrease in management fees from AlphaCat Managers due to the continued release of trapped collateral to investors.
–an increase in performance fees of $21.7 million as a result of:
–strong current year underwriting results in DaVinci; and
–prior accident years net favorable development, primarily in DaVinci, Upsilon, and certain structured reinsurance products.
•Total fee income included $88.7 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
The fee income we earned from third-party capital management activities and certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on the financial statements. Fee income recorded in net income (loss) attributable to redeemable noncontrolling interest is not included in underwriting income (loss).

Three months ended September 30,	2025	2024	Change
(in thousands)
Fee income recorded in net income (loss) attributable to redeemable noncontrolling interest	$88,689	$69,720	$18,969
Fee income recorded in underwriting income (loss) (1)	13,121	12,345	776
Total fee income	$101,810	$82,065	$19,745

(1)Reflects total fee income earned from third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the three months ended September 30, 2025, $10.5 million of management fee income was recorded as a reduction to operational expenses (2024 - $11.6 million) and $2.6 million of performance fee income was recorded as a reduction to acquisition expenses (2024 - $0.7 million).
Investment Results
Net Investment Income

Three months ended September 30,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$287,139	$289,687	$(2,548)
Short term investments	51,855	46,746	5,109
Equity investments
Fixed income exchange traded funds	15,876	—	15,876
Other equity investments	610	670	(60)
Other investments
Catastrophe bonds	50,503	61,175	(10,672)
Other	27,036	20,937	6,099
Cash and cash equivalents	12,045	10,226	1,819
	445,064	429,441	15,623
Investment expenses	(6,710)	(5,582)	(1,128)
Net investment income	$438,354	$423,859	$14,495

•Net investment income remained consistently strong, with an increase of $14.5 million, primarily due to:
–higher average invested assets in the fixed maturity investments portfolio; partially offset by
–decreases in market yields.

•Net investment income of $438.4 million included $133.7 million of income attributable to redeemable noncontrolling interests which was ultimately allocated to third-party investors and not retained by us.
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2025	2024	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$31,036	$41,538	$(10,502)
Gross realized losses on fixed maturity investments trading	(11,743)	(19,486)	7,743
Net realized gains (losses) on fixed maturity investments trading	19,293	22,052	(2,759)
Net unrealized gains (losses) on fixed maturity investments trading	66,796	590,309	(523,513)
Net realized and unrealized gains (losses) on fixed maturity investments trading	86,089	612,361	(526,272)
Net realized and unrealized gains (losses) on investment-related derivatives (1)	181,012	97,534	83,478
Net realized gains (losses) on equity investments	541	340	201
Net unrealized gains (losses) on equity investments	6,609	18,778	(12,169)
Net realized and unrealized gains (losses) on equity investments	7,150	19,118	(11,968)
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	44,592	66,291	(21,699)
Net realized and unrealized gains (losses) on other investments - other	(6,953)	148,441	(155,394)
Net realized and unrealized gains (losses) on investments	$311,890	$943,745	$(631,855)

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
•Net realized and unrealized gains on investments of $311.9 million were driven by:
–$181.0 million of net realized and unrealized gains on investment-related derivatives, primarily due to a combination of net gains on equity and gold futures; and
–$86.1 million of net realized and unrealized gains on fixed maturity investments trading, driven by market yields decreasing during the quarter.
•Net realized and unrealized gains on investments decreased by $631.9 million, mainly driven by:
–a decrease in net realized and unrealized gains on our fixed maturity investments trading portfolio of $526.3 million, primarily due to:
–decreases in market yields, which were generally less significant in the third quarter of 2025 compared to the third quarter of 2024;
–net realized and unrealized losses on other investments - other of $7.0 million in the third quarter of 2025, compared to net realized and unrealized gains of $148.4 million in the third quarter of 2024, primarily due to TWFG Inc.’s initial public offering in 2024; and

–an increase in net realized and unrealized gains on investment-related derivatives of $83.5 million, primarily due to:
–commodity price movements favorably impacting gold futures; and
–equity market movements, favorably impacting equity futures; partially offset by
–the impact of the market yield movements negatively impacting interest rate futures.
Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$877	$16,804	$(15,927)

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
•Net foreign exchange gains decreased by $15.9 million, driven by:
–gains on certain foreign exchange exposures related to our underwriting activities; partially offset by
–losses attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest in the third quarter of 2025, compared to gains attributable to third-party investors in Medici in the third quarter of 2024.
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$12,551	$5,718	$6,833

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
Corporate Expenses

Three months ended September 30,	2025	2024	Change
(in thousands)
Corporate expenses	$23,414	$26,078	$(2,664)

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
•Corporate expenses remained consistent with the third quarter of 2024.

Income Tax Benefit (Expense)

Three months ended September 30,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$(148,860)	$(102,012)	$(46,848)

We are subject to income taxes in the jurisdictions in which we operate. Through December 31, 2024, we were not subject to any income taxes or capital gains taxes in Bermuda. The Bermuda CIT became effective on January 1, 2025. As a result, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our consolidated joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. Our consolidated effective tax rate has increased in 2025 as a result of these changes. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
•Income tax expense increased by $46.8 million, primarily driven by:
–strong profitability across our operating jurisdictions, including Bermuda, partially offset by
–a decrease in tax expense related to our U.S. operations due to lower mark-to-market gains.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$243,464	$223,288	$20,176
Redeemable noncontrolling interest - Vermeer	70,981	73,534	(2,553)
Redeemable noncontrolling interest - Medici	79,573	123,497	(43,924)
Redeemable noncontrolling interest - Fontana	21,182	29,857	(8,675)
Net income (loss) attributable to redeemable noncontrolling interests	$415,200	$450,176	$(34,976)

•Net income attributable to redeemable noncontrolling interests decreased by $35.0 million, primarily driven by:
–a decrease in the foreign exchange gains attributable to third-party investors in Medici;
–a decrease in net realized and unrealized gains in our joint ventures following decreases in market yields, which were generally less significant in the third quarter of 2025 compared to the third quarter of 2024; and
–an increase in management and performance fee income; and partially offset by
–an increase in underwriting income in DaVinci and Vermeer; and
–an increase in net investment income in the investment portfolios of our joint ventures and managed funds.
•Net income attributable to redeemable noncontrolling interests of $415.2 million included $133.7 million of net investment income, partially offset by $88.7 million in management and performance fee income.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Nine months ended September 30,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$9,900,309	$9,816,315	$83,994
Net premiums written	$8,271,601	$8,200,588	$71,013
Net premiums earned	$7,566,740	$7,568,194	$(1,454)
Net claims and claim expenses incurred	4,664,701	3,849,239	815,462
Acquisition expenses	1,949,763	1,965,697	(15,934)
Operational expenses	350,996	339,484	11,512
Underwriting income (loss)	$601,280	$1,413,774	$(812,494)

Net investment income	$1,256,815	$1,225,479	$31,336
Net realized and unrealized gains (losses) on investments	994,550	602,507	392,043
Total investment result	$2,251,365	$1,827,986	$423,379

Net income (loss)	$2,470,139	$2,979,753	$(509,614)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$1,895,321	$2,033,488	$(138,167)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$39.46	$38.84	$0.62
Dividends per common share	$1.20	$1.17	$0.03

Key Ratios
Net claims and claim expense ratio – current accident year	72.8%	57.4%	15.4	pts
Net claims and claim expense ratio – prior accident years	(11.2)%	(6.5)%	(4.7)	pts
Net claims and claim expense ratio – calendar year	61.6%	50.9%	10.7	pts
Underwriting expense ratio	30.5%	30.4%	0.1	pts
Combined ratio	92.1%	81.3%	10.8	pts

Return on average common equity - annualized	25.1%	28.8%	(3.7)	pts

Book Value	September 30, 2025	December 31, 2024	Change
Book value per common share	$231.23	$195.77	$35.46
Accumulated dividends per common share	29.28	28.08	1.20
Book value per common share plus accumulated dividends	$260.51	$223.85	$36.66
Year to date change in book value per common share	18.1%
Year to date change in book value per common share plus change in accumulated dividends	18.7%

Net income available to RenaissanceRe common shareholders was $1.9 billion in the nine months ended September 30, 2025, compared to $2.0 billion in the nine months ended September 30, 2024. As a result, in the nine months ended September 30, 2025 we generated an annualized return on average common equity of 25.1% and our book value per common share increased from $195.77 at December 31, 2024 to $231.23 at September 30, 2025, an 18.1% increase, or an 18.7% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during the nine months ended September 30, 2025, on a comparative basis to the nine months ended September 30, 2024, include:
•Underwriting Results
–underwriting income of $601.3 million, a decrease of $812.5 million, resulting in an increase in the combined ratio of 10.8 percentage points, driven primarily by:
–a $717.2 million net negative impact on net income available to RenaissanceRe common shareholders from the 2025 Large Loss Events, compared to $354.3 million from the 2024 Large Loss Events; partially offset by
–higher prior accident year net favorable development, predominantly in the Property segment.
•Investment Results
–total investment result increased by $423.4 million, driven by:
–an increase of $392.0 million in net realized and unrealized gains on investments; and
–an increase in net investment income of $31.3 million.
–net investment income of $1.3 billion included $387.0 million attributable to redeemable noncontrolling interests which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $227.2 million, a decrease of $22.5 million, primarily due to the 2025 Large Loss Events.
–included $162.2 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interest, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $548.3 million, a decrease of $371.4 million, primarily resulting from underwriting losses from the California Wildfires.
–this represents the portion of our net income (loss) that is allocated to third-party investors and not retained by us.
•Income Tax Benefit (Expense)
–expense of $280.2 million, primarily driven by strong profitability across our operating jurisdictions, including Bermuda.

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
2025 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2025.

Nine months ended September 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(1,216,489)	$—	$(1,216,489)
Net negative impact on Casualty and Specialty segment underwriting result	(40,327)	(113,577)	(153,904)
Net negative impact on underwriting result	$(1,256,816)	$(113,577)	$(1,370,393)
Percentage point impact on consolidated combined ratio	17.7	1.6	19.3

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2025 of the 2025 Large Loss Events.

Nine months ended September 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands)
Net claims and claims expenses incurred	$(1,596,495)	$(120,933)	$(1,717,428)
Assumed reinstatement premiums earned	335,145	14,964	350,109
Ceded reinstatement premiums earned	(21,478)	(7,608)	(29,086)
Earned (lost) profit commissions	26,012	—	26,012
Net negative impact on underwriting result	(1,256,816)	(113,577)	(1,370,393)
Redeemable noncontrolling interest	505,362	19,808	525,170
Income tax benefit (expense)	115,222	12,835	128,057
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(636,232)	$(80,934)	$(717,166)

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
(2)“2024 Large Loss Events” includes: Hurricane Helene, and the “Other 2024 Large Loss Events.”

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$4,596,042	$4,433,688		$162,354
Net premiums written	$3,710,676	$3,457,500		$253,176
Net premiums earned	$3,052,893	$2,911,694		$141,199
Net claims and claim expenses incurred	1,481,823	757,570	724,253
Acquisition expenses	534,192	566,566	(32,374)
Operational expenses	222,414	206,737	15,677
Underwriting income (loss)	$814,464	$1,380,821		$(566,357)

Net claims and claim expenses incurred – current accident year	$2,319,130	$1,228,371		$1,090,759
Net claims and claim expenses incurred – prior accident years	(837,307)	(470,801)	(366,506)
Net claims and claim expenses incurred – total	$1,481,823	$757,570		$724,253

Net claims and claim expense ratio – current accident year	76.0%	42.2%	33.8	pts
Net claims and claim expense ratio – prior accident years	(27.5)%	(16.2)%	(11.3)	pts
Net claims and claim expense ratio – calendar year	48.5%	26.0%	22.5	pts
Underwriting expense ratio	24.8%	26.6%	(1.8)	pts
Combined ratio	73.3%	52.6%	20.7	pts

Property Gross Premiums Written
•Gross premiums written increased by $162.4 million, or 3.7%, driven by:
–an increase of $368.0 million, or 12.5%, in the catastrophe class, primarily due to an increase in reinstatement premiums, including $322.7 million related to the California Wildfires;
–otherwise, gross premiums written in the catastrophe class increased by $129.1 million, or 4.5%, driven by strong renewals reflective of growth on existing clients as well as new underwriting opportunities, including in U.S. catastrophe-exposed business;
–a decrease of $205.6 million, or 13.9%, in the other property class, primarily reflecting premium adjustments, in part due to rate decreases in the excess and surplus business.
Property Ceded Premiums Written

Nine months ended September 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$885,366	$976,188	$(90,822)

•Ceded premiums written decreased by $90.8 million, or 9.3%, as part of our gross-to-net strategy, driven by:
–reduced utilization of Upsilon, which was not deployed at the January 1 renewals and with reduced deployment at the mid-year renewals;

–reduced ceded spend and limit purchased within our other property class; and
–a reduction in ceded reinstatement premiums, largely driven by the increase in prior accident year favorable development; partially offset by
–an increase in ceded spend and limit purchased, including additional limit purchased in response to the California Wildfires and growth in the assumed catastrophe portfolio.
Property Net Premiums Earned
•Net premiums earned increased by $141.2 million, or 4.8%, driven by:
–$316.7 million of net reinstatements, primarily from the California Wildfires, and partially offset by the decrease in gross premiums written within the other property class.
Property Underwriting Results
•Net claims and claim expense ratio increased 22.5 percentage points, driven by:
–a 33.8 percentage point increase in the current accident year net claims and claim expense ratio, which consisted of a 47.9 percentage point impact from the California Wildfires, compared to 15.1 percentage points from the 2024 Large Loss Events in the nine months ended September 30, 2024, and included:
–a 55.9 percentage point increase in the catastrophe class current accident year net claims and claim expense ratio, which was primarily due to a 70.8 percentage point impact from the California Wildfires, compared to the 2024 Large Loss Events, which added 18.2 percentage points in the nine months ended September 30, 2024; partially offset by
–a 0.9 percentage point improvement in the other property class current accident year net claims and claim expense ratio, due to lower catastrophe losses in the nine months ended September 30, 2025, which included a 10.1 percentage point impact from the California Wildfires, compared to a 11.9 percentage point impact in the nine months ended September 30, 2024 from the 2024 Large Loss Events.
–net favorable development of 27.5% in the prior accident years net claims and claim expense ratio, driven by:
–net favorable development of $435.7 million in the catastrophe class, primarily from the weather-related large losses in 2021, 2022, and 2023; and
–net favorable development of $401.6 million in the other property class, primarily due to reported losses coming in lower than expected from weather-related large losses in 2022 and 2024, and attritional loss experience.
•Underwriting expense ratio improved by 1.8 percentage points, driven by:
–a 2.0 percentage point improvement in the acquisition expense ratio, driven by:
–a 0.9 percentage point improvement from the increase in net reinstatement premiums primarily related to the California Wildfires; and
–a 0.8 percentage point improvement primarily reflecting an adjustment to profit commission as a result of the impact of the California Wildfires on the results of operations of DaVinci, which was offset in noncontrolling interests, resulting in no net earnings impact from this adjustment, partially offset by
–a 0.2 percentage point increase in the operating expense ratio, driven by:
–an increase in operational expenses in addition to a reduction in management fees recorded through underwriting income (loss) as a reduction to operating expenses; partially offset by
–a 0.9 percentage point improvement from the increase in net reinstatement premiums primarily related to the California Wildfires.

•Combined ratio of 73.3%, which included a 47.2 percentage point impact from the California Wildfires, partially offset by an increase in prior accident year net favorable development.
•Net negative impact on the Property segment underwriting result of $1.2 billion from the California Wildfires,
–compared to the 2024 Large Loss Events, which had a $390.2 million net negative impact on the Property segment underwriting result and added 15.0 percentage points to the combined ratio in the nine months ended September 30, 2024.
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$5,304,267	$5,382,627		$(78,360)
Net premiums written	$4,560,925	$4,743,088		$(182,163)
Net premiums earned	$4,513,847	$4,656,500		$(142,653)
Net claims and claim expenses incurred	3,182,878	3,091,669	91,209
Acquisition expenses	1,415,571	1,399,131	16,440
Operational expenses	128,582	132,747	(4,165)
Underwriting income (loss)	$(213,184)	$32,953		$(246,137)

Net claims and claim expenses incurred – current accident year	$3,191,206	$3,118,726		$72,480
Net claims and claim expenses incurred – prior accident years	(8,328)	(27,057)	18,729
Net claims and claim expenses incurred – total	$3,182,878	$3,091,669		$91,209

Net claims and claim expense ratio – current accident year	70.7%	67.0%	3.7	pts
Net claims and claim expense ratio – prior accident years	(0.2)%	(0.6)%	0.4	pts
Net claims and claim expense ratio – calendar year	70.5%	66.4%	4.1	pts
Underwriting expense ratio	34.2%	32.9%	1.3	pts
Combined ratio	104.7%	99.3%	5.4	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $78.4 million, or 1.5%, driven by:
–decreases in the professional liability, general casualty and other specialty classes of 12.9%, 3.6% and 2.8%, respectively, driven principally by exposure reductions and changes in premium estimates on business underwritten in prior years; partially offset by
–an increase of 20.5% in the credit class, primarily due to growth on our existing mortgage book of business.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2025	2024	Change
(in thousands)
Ceded premiums written	$743,342	$639,539	$103,803

•Ceded premiums written increased by $103.8 million, or 16.2%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $182.2 million, or 3.8%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased.
Casualty and Specialty Underwriting Results
•Underwriting loss of $213.2 million, included:
–a $153.9 million impact from the 2025 Large Loss Events; and
–$101.5 million from purchase accounting related adjustments principally related to the Validus Acquisition.
•Net claims and claim expense ratio increased by 4.1 percentage points, and included:
–a 3.7 percentage point increase in the current accident year net claims and claim expense ratio principally driven by higher attritional losses, primarily within the casualty lines of business, and an increase in large loss events; and
–net favorable development of 0.2 percentage points in the prior accident year net claims and claim expense ratio, principally driven by:
–reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty, professional liability, and credit classes, and partially offset by adverse development from the general liability line of business.
•Underwriting expense ratio increased by 1.3 percentage points, driven by:
–a 1.4 percentage point increase in the acquisition expense ratio, principally driven by changes in mix of business from increased mortgage premium, which carries higher acquisition costs, as well as ceded impacts.
•Combined ratio of 104.7%, which included a 3.4 percentage point impact from the 2025 Large Loss Events.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income
The table below shows the total fee income we earned from third-party capital management activities, including various joint ventures and managed funds, and certain structured reinsurance products.

Nine months ended September 30,	2025	2024	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$112,194	$118,786	$(6,592)
Managed funds (2)	20,476	25,765	(5,289)
Structured reinsurance products and other (3)	22,812	21,774	1,038
Total management fee income	155,482	166,325	(10,843)
Performance Fee Income (Loss)
Joint ventures (1)	39,661	55,364	(15,703)
Managed funds (2)	18,132	13,255	4,877
Structured reinsurance products and other (3)	13,949	14,748	(799)
Total performance fee income (loss)	71,742	83,367	(11,625)
Total fee income	$227,224	$249,692	$(22,468)

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.
•Total fee income decreased by $22.5 million, due to:
–a decrease in management fee income of $10.8 million, driven by:
–a reduction in management fees from DaVinci as a result of the recapture of previously deferred management fees during the nine months ended September 30, 2024 that related to prior years, compared to no recapture related to prior years in the current period; and
–a decrease in management fees from AlphaCat Managers due to the continued release of trapped collateral to investors.
–a decrease in performance fees of $11.6 million as a result of the 2025 Large Loss Events, primarily impacting DaVinci and certain structured reinsurance products.
•Total fee income included $162.2 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interest, which is not included in our underwriting income (loss).

The fee income we earned through third-party capital management activities and from certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on the financial statements. Fee income recorded in net income (loss) attributable to redeemable noncontrolling interest is not included in underwriting income (loss).

Nine months ended September 30,	2025	2024	Change
(in thousands)
Fee income recorded within net income (loss) attributable to redeemable noncontrolling interest	$162,212	$210,360	$(48,148)
Fee income recorded within underwriting income (loss) (1)	65,012	40,030	24,982
Equity in earnings (losses) of other ventures	—	(698)	698
Total fee income	$227,224	$249,692	$(22,468)

(1)Reflects total fee income earned through third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the nine months ended September 30, 2025, $35.4 million of management fee income was recorded as a reduction to operational expenses (2024 - $39.6 million) and $29.6 million of performance fee income was recorded as a reduction to acquisition expenses (2024 - $0.4 million). The $29.6 million of performance fee income includes an adjustment to profit commission as a result of the impact of the 2025 Large Loss Events on the results of operations of DaVinci, which was principally offset in noncontrolling interest, resulting in no net earnings impact from this adjustment.
Investment Results
Net Investment Income

Nine months ended September 30,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$854,035	$820,876	$33,159
Short term investments	141,299	141,923	(624)
Equity investments
Fixed income exchange traded funds	23,588	—	23,588
Other equity investments	1,951	1,819	132
Other investments
Catastrophe bonds	153,205	177,860	(24,655)
Other	67,451	59,525	7,926
Cash and cash equivalents	35,488	40,347	(4,859)
	1,277,017	1,242,350	34,667
Investment expenses	(20,202)	(16,871)	(3,331)
Net investment income	$1,256,815	$1,225,479	$31,336

•Net investment income remained consistently strong, with an increase of $31.3 million, primarily due to:
–higher average invested assets in the fixed maturity investments portfolio; partially offset by
–decreases in market yields.
•Net investment income of $1.3 billion included $387.0 million of income attributable to redeemable noncontrolling interests, which was ultimately allocated to third-party investors and not retained by us.

Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2025	2024	Change
(in thousands)
Gross realized gains on fixed maturity investments trading	$83,919	$128,544	$(44,625)
Gross realized losses on fixed maturity investments trading	(56,358)	(162,509)	106,151
Net realized gains (losses) on fixed maturity investments trading	27,561	(33,965)	61,526
Net unrealized gains (losses) on fixed maturity investments trading	389,382	353,465	35,917
Net realized and unrealized gains (losses) on fixed maturity investments trading	416,943	319,500	97,443
Net realized and unrealized gains (losses) on investment-related derivatives (1)	498,089	50,102	447,987
Net realized gains (losses) on equity investments	613	355	258
Net unrealized gains (losses) on equity investments	33,366	26,368	6,998
Net realized and unrealized gains (losses) on equity investments	33,979	26,723	7,256
Net realized and unrealized gains (losses) on other investments - catastrophe bonds	(9,837)	51,091	(60,928)
Net realized and unrealized gains (losses) on other investments - other	55,376	155,091	(99,715)
Net realized and unrealized gains (losses) on investments	$994,550	$602,507	$392,043

(1)Net realized and unrealized gains (losses) on investment-related derivatives includes fixed maturity investments related derivatives, equity investments related derivatives and commodity related derivatives. See “Note 13. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information.
•Net realized and unrealized gains on investments of $994.6 million were driven by:
–$498.1 million of net realized and unrealized gains on investment-related derivatives, primarily due to a combination of net gains on gold, equity and interest rate futures; and
–$416.9 million of net realized and unrealized gains on our fixed maturity investments trading, driven by market yields decreasing during the period.
•Net realized and unrealized gains on investments increased by $392.0 million, primarily driven by:
–an increase in net realized and unrealized gains on our fixed maturity investments trading portfolio of $97.4 million, primarily due to:
–decreases in medium and long term market yields, which were generally more significant in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024;
–an increase in net realized and unrealized gains on investment-related derivatives of $448.0 million, primarily as a result of:
–increased exposure to gold futures and favorable price movements through 2025;
–increased exposure to equity futures and favorable price movements through 2025; and
–the impact of the market yield movements on interest rate futures in each period.
–a decrease in net realized and unrealized gains on other investments - other of $99.7 million, primarily due to TWFG Inc.’s initial public offering in 2024.

Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$2,209	$(27,694)	$29,903

•Net foreign exchange gains increased by $29.9 million, driven by:
–gains attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in the nine months ended September 30, 2025, compared to losses attributable to third-party investors in Medici in the nine months ended September 30, 2024; partially offset by
–losses on certain foreign exchange exposures related to our underwriting activities.
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Equity in Earnings (Losses) of Other Ventures

Nine months ended September 30,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$50,712	$32,435	$18,277

•Equity in earnings of other ventures increased by $18.3 million, driven by:
–increased profitability of our equity investments during the nine months ended September 30, 2025, as certain insurance and insurance-related companies reported higher net income compared to the nine months ended September 30, 2024.
Corporate Expenses

Nine months ended September 30,	2025	2024	Change
(in thousands)
Corporate expenses	$70,005	$100,489	$(30,484)

•Corporate expenses decreased by $30.5 million, primarily driven by:
–lower expenses associated with the Validus Acquisition, with $5.4 million in the nine months ended September 30, 2025, compared to $45.9 million in the nine months ended September 30, 2024, partially offset by increased compensation expenses.
Income Tax Benefit (Expense)

Nine months ended September 30,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$(280,204)	$(96,536)	$(183,668)

•Income tax expense increased by $183.7 million, primarily driven by:
–strong profitability across our operating jurisdictions, including Bermuda, which is subject to the Bermuda CIT.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$349,476	$523,812	$(174,336)
Redeemable noncontrolling interest - Vermeer	21,326	183,129	(161,803)
Redeemable noncontrolling interest - Medici	133,729	183,015	(49,286)
Redeemable noncontrolling interest - Fontana	43,756	29,778	13,978
Net income (loss) attributable to redeemable noncontrolling interests	$548,287	$919,734	$(371,447)

•Net income attributable to redeemable noncontrolling interests decreased by $371.4 million, primarily driven by:
–DaVinci and Vermeer, which had lower net income in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily resulting from underwriting losses from the 2025 Large Loss Events; partially offset by
–higher net investment income and net realized and unrealized gains on investments in DaVinci and Fontana in the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024; and
–a decrease in management and performance fee income.
•Net income attributable to redeemable noncontrolling interests of $548.3 million included $387.0 million of net investment income, partially offset by $162.2 million in management and performance fee income.

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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2025. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2024.
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high-quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. In 2024 and 2025, we received significant distributions of capital from many of our principal operating subsidiaries, both from earnings in the ordinary course and in connection with the integration of Validus and streamlining of our corporate structure following the Validus Acquisition. For example, we received dividends from Validus Re, Renaissance Reinsurance and RREAG, following the merger of Validus Switzerland and RREAG in June 2024 and in connection with the amalgamation of Validus Re and Renaissance Reinsurance in October 2024.
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

At September 30, 2025	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (1) (2)	—
Bilateral Letter of Credit Facilities
Secured	200,730
Unsecured	297,268
$497,998

(1)At September 30, 2025, no amounts were issued or drawn under these facilities.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. If amounts are drawn under the Medici revolving credit facility, they are included in debt on the Company’s consolidated balance sheets.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our significant debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2025, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £658.3 million (December 31, 2024 - £714.8 million). Actual FAL posted for Syndicate 1458 at September 30, 2025 by RenaissanceRe Corporate Capital (UK) Limited was $1.0 billion (December 31, 2024 - $952.3 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of September 30, 2025, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

	At September 30, 2025		At December 31, 2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
RREAG	$1,403,918	$1,229,598	$1,463,275	$1,312,796
Renaissance Reinsurance	$563,118	$427,347	$954,114	$554,119
DaVinci Reinsurance	$60,083	$33,987	$179,849	$47,179

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At September 30, 2025		At December 31, 2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
Renaissance Reinsurance	$117,191	$63,409	$187,742	$83,622
RREAG	$78,009	$53,840	$101,252	$67,671
DaVinci Reinsurance	$68,789	$54,761	$220,542	$73,210

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2024. As of September 30, 2025, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2024, except as otherwise disclosed. Refer to Note 7. “Debt and Credit Facilities” for additional information related to our debt obligations and credit facilities.
Cash Flows

Nine months ended September 30,	2025	2024
(in thousands)
Net cash provided by (used in) operating activities	$3,210,132	$3,385,906
Net cash provided by (used in) investing activities	(2,300,394)	(2,780,542)
Net cash provided by (used in) financing activities	(888,166)	(911,495)
Effect of exchange rate changes on foreign currency cash	3,392	1,524
Net increase (decrease) in cash and cash equivalents	24,964	(304,607)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,701,568	$1,572,911

2025
During the nine months ended September 30, 2025, our cash and cash equivalents increased by $25.0 million, to $1.7 billion at September 30, 2025, compared to $1.7 billion at December 31, 2024.
Cash flows provided by operating activities
Cash flows provided by operating activities during the nine months ended September 30, 2025 were $3.2 billion and were primarily the result of certain adjustments to reconcile our net income of $2.5 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.0 billion due to gross premiums written across both our Property and Casualty and Specialty segments;
•an increase in reserve for claims and claim expenses of $1.4 billion, principally due to:
–an increase in our Casualty and Specialty segment, largely driven by additional earned premiums, resulting in a corresponding increase in attritional reserves; and
–a decrease in our Property segment due to net favorable development of prior accident years, partially offset by an increase in reserves related to the California Wildfires.
•an increase in premiums receivable of $840.3 million due to the timing of receipts and an increase in our gross premiums written; and
•net realized and unrealized gains on investments of $496.6 million, primarily driven by higher net realized and unrealized gains on fixed maturity investments resulting from decreases in medium and long term market yields in 2025.

Cash flows used in investing activities
During the nine months ended September 30, 2025, our cash flows used in investing activities were $2.3 billion, principally reflecting net purchases of equity investments of $1.3 billion, which were predominantly in fixed income exchange traded funds, and net purchases of short term investments of $1.4 billion. The net purchases of fixed income exchange traded funds and short term investments were partially funded by net sales of fixed maturity investments trading of $569.3 million, with the remaining funded by cash flows provided by operating activities.
Cash flows used in financing activities
Our cash flows used in financing activities in the nine months ended September 30, 2025 were $888.2 million, and were principally the result of:
•common share repurchases of $939.6 million;
•net outflows of $183.0 million related to net third-party redeemable noncontrolling interest share and capital transactions in Medici, Fontana and DaVinci;
•issuance of debt of $789.9 million related to the issuance of 5.950% Senior Notes due 2035 of DaVinci and 5.800% Senior Notes due 2035 of RenaissanceRe; and partially offset by
•repayment of debt of $450.0 million, consisting of $300.0 million of 3.700% Senior Notes due 2025, and $150.0 million of DaVinci Senior Notes.
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At September 30, 2025	At December 31, 2024	Change
(in thousands)
Common shareholders’ equity	$10,752,366	$9,824,012	$928,354
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$11,502,366	$10,574,012	$928,354

5.950% Senior Notes due 2035 (DaVinci) (1)	$296,890	$—	$296,890
5.800% Senior Notes due 2035	493,601	—	493,601
5.750% Senior Notes due 2033	742,772	742,068	704
3.600% Senior Notes due 2029	396,737	396,051	686
3.450% Senior Notes due 2027	299,135	298,765	370
3.700% Senior Notes due 2025 (2)	—	299,908	(299,908)
4.750% Senior Notes due 2025 (DaVinci) (1) (3)	—	149,897	(149,897)
Total senior notes	2,229,135	1,886,689	342,446
Medici Revolving Credit Facility (4)	—	—	—
Total debt	$2,229,135	$1,886,689	$342,446

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
(3)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(4)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. However, RenaissanceRe does not guarantee or provide credit support for Medici, and RenaissanceRe’s financial exposure to Medici is limited to its investment in Medici’s shares and counterparty credit risk arising from reinsurance transactions. If amounts are drawn under the Medici revolving credit facility, they are included in debt on the Company’s consolidated balance sheets.
Our total shareholders’ equity attributable to RenaissanceRe increased by $928.4 million during the nine months ended September 30, 2025 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $1.9 billion; partially offset by
•repurchase of common shares at an aggregate cost of $942.8 million; and
•dividends on our common and preference shares of $57.3 million and $26.5 million, respectively.
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

Investments
The table below shows our invested assets:

	September 30, 2025		December 31, 2024		Change
(in thousands, except percentages)
U.S. treasuries	$10,423,051	29.2%	$11,001,893	33.7%	$(578,842)
Corporate (1)	8,127,496	22.7%	7,862,423	24.1%	265,073
Residential mortgage-backed	2,249,921	6.3%	1,422,393	4.4%	827,528
Asset-backed	1,456,067	4.1%	1,707,056	5.2%	(250,989)
Non-U.S. government	692,295	1.9%	618,809	1.9%	73,486
Agencies	521,942	1.5%	623,489	1.9%	(101,547)
Commercial mortgage-backed	301,450	0.8%	326,451	1.0%	(25,001)
Total fixed maturity investments trading, at fair value	23,772,222	66.5%	23,562,514	72.2%	209,708
Short term investments, at fair value	6,018,146	16.8%	4,531,655	13.9%	1,486,491
Fixed income exchange traded funds	1,329,544	3.7%	—	—%	1,329,544
Other equity investments	136,289	0.4%	117,756	0.4%	18,533
Total equity investments, at fair value	1,465,833	4.1%	117,756	0.4%	1,348,077
Fund investments	2,540,849	7.0%	2,128,499	6.5%	412,350
Catastrophe bonds	1,709,277	4.8%	1,984,396	6.1%	(275,119)
Direct private equity investments	182,263	0.5%	211,866	0.6%	(29,603)
Total other investments, at fair value	4,432,389	12.3%	4,324,761	13.2%	107,628
Investments in other ventures, under equity method	115,597	0.3%	102,770	0.3%	12,827
Total investments	$35,804,187	100.0%	$32,639,456	100.0%	$3,164,731

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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2025	December 31, 2024	Change
(in thousands)
Fund investments	$2,540,849	$2,128,499	$412,350
Catastrophe bonds	1,709,277	1,984,396	(275,119)
Direct private equity investments	182,263	211,866	(29,603)
Total other investments	$4,432,389	$4,324,761	$107,628

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
Our fund managers and their fund administrators are generally unable to provide final fund valuations as of our current reporting date. We typically experience a reporting lag to receive a final net asset value report of up to one month for our hedge funds and insurance-linked securities funds, and three months for both private equity funds and private credit funds, although we have occasionally experienced delays of up to six months, particularly at year end. In circumstances where there is a reporting lag, we estimate the fair value of these funds by starting with the prior month or quarter-end fund valuation, adjusting these valuations for actual capital calls, redemptions or distributions, as well as the impact of changes in foreign currency exchange rates, and then estimating the return for the current period. In circumstances in which we estimate the return for the current period, all information available to us is utilized. This principally includes using preliminary estimates reported to us by our fund managers where available, and estimating returns based on the performance of broad market indices, or other valuation methods. Actual final fund valuations may differ, perhaps materially, from our estimates and these differences are recorded in our consolidated statements of operations in the period in which they are reported to us as a change in estimate. Due to the lag in reporting discussed above, we recorded net income of $9.4 million for the nine months ended September 30, 2025 (2024 - net loss of $12.9 million), representing the difference between our estimate recorded at year end and the actual amount reported in the final net asset values provided by our fund managers.
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
We have committed capital to asset-backed fixed maturity investments, direct private equity investments, fund investments, term loans and investments in other ventures of $5.5 billion, of which $2.9 billion has been contributed at September 30, 2025 (December 31, 2024 - $4.5 billion and $2.5 billion, respectively). Our remaining commitments to these investments at September 30, 2025 totaled $2.6 billion (December 31, 2024 - $2.0 billion). In the future, we may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.

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
The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of October 24, 2025 are presented below.

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
As of October 24, 2025, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2024.

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
Summarized Balance Sheets

(in thousands)	September 30, 2025	December 31, 2024
Assets
Receivables due from non-obligor subsidiaries	$2,110,633	$2,216,081
Other current assets	503,983	435,661
Total current assets	$2,614,616	$2,651,742

Goodwill and other intangibles	$98,048	$98,662
Loan receivable from non-obligor subsidiaries	687,944	646,830
Other noncurrent assets	26,589	14,820
Total noncurrent assets	$812,581	$760,312

Liabilities
Payables due to non-obligor subsidiaries	$29,015	$17,804
Other current liabilities	79,374	118,442
Total current liabilities	$108,389	$136,246

Loan payable to non-obligor subsidiaries	$617,280	$205,255
Other noncurrent liabilities	2,034,436	1,839,502
Total noncurrent liabilities	$2,651,716	$2,044,757

Summarized Statement of Operations

(in thousands)	Nine months ended September 30, 2025
Revenues
Intercompany revenue with non-obligor subsidiaries	$128,221
Other revenue	56,641
Total revenues	184,862
Expenses
Intercompany expense with non-obligor subsidiaries	75,250
Other expense	107,880
Total expenses	183,130
Income tax benefit (expense)	8,662
Net income (loss)	10,394
Dividends on RenaissanceRe preference shares	(26,531)
Net income (loss) attributable to Obligor Group	$(16,137)

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
We believe that we are in a strong capital position, which provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. Over the past several quarters, we have returned significant capital to our shareholders through share repurchases at what we believe to be attractive valuations.
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
We are uniquely positioned to write a variety of risks, leveraging our enhanced risk and capital management technology and underwriting expertise to cover multiple lines of business. In particular, we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take. We believe that our RenaissanceRe Risk Sciences team gives us an advantage in properly reflecting the evolving phenomenon of climate change in our models compared to commercially available models.
Since the step change in reinsurance pricing in 2023, we believe that the market has appropriately balanced risk between insurers and reinsurers. That said, in the current market, not all risks are equally attractive, and returns can vary significantly between classes of business and deals within each class. This provides attractive opportunities for underwriters with strong access to risk. Our success throughout 2025 has been predicated on our application of our deep underwriting expertise to differentiate the best deals, and our strong customer value proposition to maintain our position as a consistent incumbent. This led to a highly successful mid-year renewal. Looking ahead to the January 1 renewals and planning for 2026, we intend to follow a similar disciplined playbook focused on engaging early with customers on their risk challenges, leveraging our underwriting excellence to identify the best opportunities, and deploying our owned and third-party balance sheets to construct an attractive portfolio.
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
Tax Updates
The Bermuda CIT became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, we generally expect that the profits generated in Bermuda on or after January 1, 2025 by our joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of provisions similar to the GloBE Rules by many of the jurisdictions in which we operate. These changes have impacted our results, and are expected to impact our results in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
Three Drivers of Profit
In the third quarter of 2025, we delivered another strong quarter in which all three drivers of profit performed well to contribute meaningfully to our results. Having three distinct sources of income makes us more resilient to catastrophe activity, and we believe this resilience will reward our shareholders with superior returns over the long term. The benefit of this approach is evident in our results this year, as we were able to absorb one of the largest catastrophe losses in history with the California Wildfires in the first quarter. As we have developed increased income diversification over time, it has reduced the impact of large loss activity on our results. Losses that used to impact annual results to a significant extent now only impact quarterly results to a more limited extent due to our increased scale and diversified and sustainable earnings streams.
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
We believe that the underwriting market remains attractive and that we outperformed at the mid-year renewal where we successfully achieved our objectives, including growing in property catastrophe exposure, while continuing to optimize our Casualty and Specialty segment portfolio. Our strong results in the quarter are connected to our underwriting strategy and the advantages that it brings, including our integrated operating model, deep risk expertise, and customer-centric approach. We believe that our unique position in the market, and the associated preferential access and deep client trust allowed us to build a portfolio that positions us for continued strong performance.
For 2026, our focus is on continuing to grow business where it makes sense. We believe that we are well positioned to access and underwrite attractive opportunities due to our flexible underwriting platform, risk expertise, and the strength and durability of our partnerships with clients and brokers. Within both segments, we continued to shape the portfolio and focus on preserving our underwriting margin. In 2026, we intend to continue to prioritize margin over growth. We prefer top-line growth when it makes sense, but reinsurance is a risk business where its more important to know when and where to grow the business to be able to deliver results for our shareholders over the long term.
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
We have grown into an attractive property catastrophe market where we believe that we deployed leading capacity at rates and terms that outperformed the broader market. Our strong capital position provides us with the flexibility to move quickly to offer capacity to our partners at attractive rates - this allowed us to capture an outsized market share of new demand this year. At the same time, we supported our customers in one of the largest industry losses in history, the California Wildfires. We have seen strong rate levels in the property catastrophe market, but expect some rate pressure at the January 1 renewals. In 2026, we still expect strong rates with stable terms and conditions and retentions that should produce attractive return levels.
Our gross to net strategy is another differentiator which we believe will support sustained attractive returns. We generally retain approximately half of our assumed property catastrophe premiums while sharing a portion with our third-party capital partner balance sheets, and earning fee income in exchange. Fee income is less sensitive to rate movements, and reduces the overall volatility of our returns.
Through 2025, we continued our disciplined approach to renewals in the other property book of business and expect that momentum to carry into 2026. This book includes a combination of catastrophe and non-catastrophe exposed business, and we adjust its composition and size based on market opportunities. While we are seeing increased competition in this area, we intend to manage our exposure based on expected profitability and opportunities in the market.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward. Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles. We continue to grow organically in the credit line of business where we are seeing the most attractive risk-adjusted returns.
We have continued to shape our casualty portfolio, reducing our exposure in select lines this year, such as in general casualty and professional liability. We did this in a way that was sensitive to the needs of our customers, while maintaining strategic flexibility. Our portfolio management and robust reserving process has provided us with overall stability in the Casualty and Specialty segment, allowing the segment to remain a substantial contributor to our financial results. This diversification has also been beneficial when certain classes of business or underwriting years have experienced increasing loss trends and required more reserves. We believe that we have a prudent reserving process for our Casualty and Specialty segment and remain confident in our reserves.
Across our Casualty and Specialty segment, we have experienced, and expect to continue to experience, movements up or down across different lines of business over time. This is the nature of the business and part of managing a diversified underwriting book. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights in our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions. In our casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. While rates in general liability have increased and we believe this remains ahead of trend, we intend to continue to take a conservative approach and have reduced our general liability exposure over the last year. We typically manage our casualty business over a 10-year cycle and continue to manage our exposure given the loss trend in this business. During the last year we have worked closely with our clients with a partnership lens, and have observed meaningful progress in their efforts to address social inflation trends, aiding us in structuring our lines to create the optimal portfolio for the next cycle.
Looking ahead to the January 1 renewals, which are significant for the Casualty and Specialty segment, we are confident that our risk expertise and customer relationships will allow us to select the best risks and construct an attractive portfolio, even with increased competition expected in certain lines. We intend to remain closely connected with our clients to understand trends and how they are managing claims. The Casualty and Specialty segment is strategically important to our vision of being the best underwriter as it allows us to trade with clients across classes and access the most attractive lines across property, casualty and specialty while also generating substantial float in an attractive interest rate environment.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. Over the past several years, this has been a growing, strong and consistent contributor to our financial results.
We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses. We view fee income as a growing and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the first quarter, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees. The fee income that we earn is recorded in multiple line items in our financial statements, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its impact, including for the proportion that is not included in underwriting income (loss).
Investment Income
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Our investment portfolio is intended to complement our underwriting portfolio, and as we have grown and diversified our underwriting business, we have also grown our investment portfolio and have greater flexibility around duration and asset mix to further shape our portfolio. Generally, we view investment income as being relatively less volatile and a diversifying source of income, and as we have increased the contribution of investment income through the increase in the size of our investment portfolio and an evolution in asset mix, it helps to reduce the overall volatility of our earnings.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2024, during the nine months ended September 30, 2025. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2024 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on July 30, 2025. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended September 30, 2025, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$520,226
July 1 - 31, 2025 (1)	293,797	$239.03	—	$—	293,797	$239.03	750,000
August 1 - 31, 2025	322,326	$242.55	258	$241.38	322,068	$242.55	671,881
September 1 - 30, 2025	236,083	$240.93	—	$—	236,083	$240.93	615,002
Total	852,206	$240.89	258	$241.38	851,948	$240.89	$615,002

(1)On July 30, 2025, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended September 30, 2025, we repurchased 851.9 thousand common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $205.2 million and an average price of $240.89 per common share. At September 30, 2025, $615.0 million remained available for repurchase under the share repurchase program. Subsequent to September 30, 2025 and through the period ended October 24, 2025, we repurchased 388.3 thousand common shares at an aggregate cost of $100.0 million and an average price of $257.52 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

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

Date: October 29, 2025    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: October 29, 2025    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)