Form 10-K
period 2025-12-31
RENAISSANCERE HOLDINGS LTD
filed 2026-02-11
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Act. Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of Common Shares held by nonaffiliates of the registrant at June 30, 2025 was $11.3 billion based on the closing sale price of the Common Shares on the New York Stock Exchange on that date.
The number of Common Shares, par value US $1.00 per share, outstanding at February 6, 2026 was 43,488,908.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2026 Annual General Meeting of Shareholders are incorporated by reference into Part III of this report.

RENAISSANCERE HOLDINGS LTD.

NOTE ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2025, of RenaissanceRe Holdings Ltd. contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. In particular, statements using words such as “may,” “should,” “estimate,” “expect,” “anticipate,” “intend,” “believe,” “predict,” “potential,” or words of similar import generally involve forward-looking statements. For example, we may include certain forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” with regard to trends in results, operations, underwriting performance, our segments or business units, reserves, market or economic conditions, investment results, margins, fees, risk management, and the consequences of our strategic decisions. This Form 10-K also contains forward-looking statements with respect to our business and industry, such as those relating to our strategy and management objectives, plans and expectations regarding our response and ability to adapt to changing economic conditions, market standing and product volumes, estimates of net negative impact and insured losses from loss events, competition in our industry, and government initiatives and regulatory matters affecting the (re)insurance industries.
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
•the effect of current or future macroeconomic or geopolitical events or trends, including the ongoing conflicts globally;
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
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily though delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds, which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new opportunities, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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
UNDERWRITING
Underwriting Income
Our first driver of profit is underwriting income, which we earn on our core underwriting business. Our underwriting results are reflected in our reportable segments: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds; and (2) Casualty and Specialty, which is comprised of general casualty, professional liability, credit and other specialty (re)insurance written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds. Our underwriting results reflect the full value of the business written on behalf of our consolidated operating subsidiaries, joint ventures and managed funds, before we reflect the interests of third-party investors in these entities that are not retained by us.
The following table shows gross premiums written by segment. Operating results relating to our segments are included in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year ended December 31,	2025		2024		2023
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property	$4,942,141	42.1%	$4,823,731	41.1%	$3,562,414	40.2%
Casualty and Specialty	6,796,279	57.9%	6,909,335	58.9%	5,299,952	59.8%
Total gross premiums written	$11,738,420	100.0%	$11,733,066	100.0%	$8,862,366	100.0%

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
As a result of our three competitive advantages, superior risk selection, superior customer relationships and superior capital management, combined with our financial strength, we are able to offer significant capacity across both our Property and Casualty and Specialty segments.
The following table shows gross premiums written by type of risk in each of our segments:

Year ended December 31, 2025	Property	Casualty and Specialty	Total
(in thousands)
Excess of loss	$3,616,178	$1,129,139	$4,745,317
Proportional	828,570	5,303,495	6,132,065
Delegated authority	497,393	363,645	861,038
Total gross premiums written	$4,942,141	$6,796,279	$11,738,420

Year ended December 31, 2024
(in thousands)
Excess of loss	$3,364,490	$1,134,177	$4,498,667
Proportional	821,955	5,308,224	6,130,179
Delegated authority	637,286	466,934	1,104,220
Total gross premiums written	$4,823,731	$6,909,335	$11,733,066

Year ended December 31, 2023
(in thousands)
Excess of loss	$2,468,566	$857,957	$3,326,523
Proportional	667,074	4,102,088	4,769,162
Delegated authority	426,774	339,907	766,681
Total gross premiums written	$3,562,414	$5,299,952	$8,862,366

Property Segment
Our Property segment includes our catastrophe class of business, principally comprised of excess of loss reinsurance and excess of loss retrocessional reinsurance, which insures insurance and reinsurance companies against natural and man-made catastrophes. It also includes our other property class of business, primarily comprised of proportional reinsurance, property per risk, property (re)insurance, delegated authority arrangements and regional U.S. multi-line reinsurance, which have exposure to natural and man-made catastrophes.
The following table shows gross premiums written in our Property segment allocated by class of business:

Year ended December 31,	2025		2024		2023
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Catastrophe	$3,318,186	67.1%	$2,996,890	62.1%	$2,146,323	60.2%
Other property	1,623,955	32.9%	1,826,841	37.9%	1,416,091	39.8%
Property segment gross premiums written	$4,942,141	100.0%	$4,823,731	100.0%	$3,562,414	100.0%

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

The following table shows gross premiums written in our Casualty and Specialty segment aggregated by class of business:

Year ended December 31,	2025		2024		2023
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
General casualty (1)	$2,145,495	31.6%	$2,280,818	33.0%	$1,730,102	32.6%
Professional liability (2)	1,076,897	15.8%	1,212,134	17.5%	1,212,393	22.9%
Credit (3)	1,224,716	18.0%	901,716	13.1%	769,321	14.5%
Other specialty (4)	2,349,171	34.6%	2,514,667	36.4%	1,588,136	30.0%
Casualty and Specialty segment gross premiums written	$6,796,279	100.0%	$6,909,335	100.0%	$5,299,952	100.0%

(1)Includes automobile liability, casualty clash, employers’ liability, umbrella or excess casualty, workers’ compensation and general liability.
(2)Includes directors and officers, medical malpractice, professional indemnity and transactional liability.
(3)Includes financial guaranty, mortgage guaranty, political risk, surety and trade credit.
(4)Includes accident and health, agriculture, aviation, construction, cyber, energy, marine, satellite and terrorism. Lines of business such as regional multi-line and whole account may have characteristics of various other lines of business, and are allocated accordingly.
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
Other
In addition to our two reportable segments, we have an Other category. Our Other category primarily includes the results of: (1) our investment unit which manages and invests the funds generated by our consolidated operations; (2) our share of strategic investments in certain markets we believe offer attractive risk-adjusted returns or where we believe our investment adds value, and where, rather than assuming exclusive management responsibilities ourselves, we partner with other market participants; and (3) corporate expenses, certain expenses related to acquisitions and dispositions, capital servicing costs, income tax benefit (expense) and noncontrolling interests.

Geographic Breakdown
Our exposures are generally diversified across geographic zones, but are also a function of market conditions and opportunities. Our largest exposure has historically been to the U.S. and Caribbean.
The following table sets forth the amounts and percentages of our gross premiums written by territory of coverage exposure:

Year ended December 31,	2025		2024		2023
(in thousands, except percentages)	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property
U.S. and Caribbean	$3,162,323	26.9%	$2,996,981	25.5%	$2,303,013	26.0%
Worldwide	1,038,625	8.8%	1,063,292	9.1%	798,623	9.0%
Europe	233,440	2.0%	244,523	2.1%	163,500	1.9%
Worldwide (excluding U.S.) (1)	152,653	1.3%	180,688	1.5%	70,646	0.8%
Japan	103,383	0.9%	106,533	0.9%	85,823	1.0%
Australia and New Zealand	94,161	0.8%	101,976	0.9%	70,107	0.8%
Other	157,556	1.4%	129,738	1.1%	70,702	0.8%
Total Property segment	4,942,141	42.1%	4,823,731	41.1%	3,562,414	40.3%
Casualty and Specialty
U.S. and Caribbean	3,127,671	26.6%	2,986,956	25.5%	2,333,096	26.3%
Worldwide	3,070,027	26.2%	3,217,662	27.3%	2,280,687	25.7%
Europe	274,346	2.3%	353,863	3.0%	197,228	2.2%
Worldwide (excluding U.S.) (1)	165,274	1.4%	195,489	1.7%	130,334	1.5%
Australia and New Zealand	22,076	0.2%	43,183	0.4%	27,397	0.3%
Other	136,885	1.2%	112,182	1.0%	331,210	3.7%
Total Casualty and Specialty segment	6,796,279	57.9%	6,909,335	58.9%	5,299,952	59.7%
Total gross premiums written	$11,738,420	100.0%	$11,733,066	100.0%	$8,862,366	100.0%

(1)The category “Worldwide (excluding U.S.)” consists of contracts that cover more than one geographic region (other than the U.S.).
Principal Wholly-Owned Operating Subsidiaries
Our principal wholly-owned operating subsidiaries are Renaissance Reinsurance, RREAG, Renaissance Reinsurance U.S., RenaissanceRe Specialty U.S., Syndicate 1458 and Renaissance Reinsurance of Europe DAC. Through these subsidiaries we write the property and casualty and specialty (re)insurance that drives our underwriting income.
Renaissance Reinsurance is our primary flagship balance sheet, through which we have broad exposure to a range of risks. Our other balance sheets allow us to optimize where and how we write specific risks, considering geographic location, regulatory flexibility, and the ability to access different markets of risk. For example, RREAG focuses on writing specialty risks across the European market and in other jurisdictions utilizing its branches and our reinsurance intermediaries. We utilize our integrated and flexible underwriting platform to ensure that risks are matched with the optimal principal wholly-owned operating subsidiary balance sheet.
CAPITAL PARTNERS
Fee Income
We pursue a number of other opportunities, including creating and managing our joint ventures and managed funds, executing structured reinsurance transactions to assume or cede risk and managing certain strategic investments, primarily through our Capital Partners unit. These opportunities aid us in generating our second driver of profit, the fee income that we earn on our third-party capital management activities. We earn two types of fee income managing third-party capital: management fee income and performance fee income. Management fees are fees that we receive for the day-to-day management and oversight of our joint venture vehicles, managed funds and certain structured reinsurance products. Performance fees are based on the performance of the individual vehicles or products. Compared to underwriting income, we view fee income, especially management fee income, as being a relatively less volatile and diversifying source of income.
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
We believe that we benefit from our ability to optimize our portfolio construction across our vehicles and business through superior risk selection. Our third-party capital partners benefit from our ability to access the best risk and construct high-quality portfolios in tailored geographies. At the same time, this business benefits our customers, as it allows us to write more risk in various forms across balance sheets with diversified counterparties. We are also able to offer additional investment opportunities to institutional and other investors to serve as our capital partners and make targeted investments in certain of the products that we offer.
Managed Joint Ventures and Managed Funds
We manage a number of joint ventures and managed funds which provide us with an additional presence in the market, enhance our client relationships and generate management fee income and performance fee income. Currently, our principal joint ventures and managed funds include DaVinci, Fontana, Medici, Medici UCITS, Vermeer, Top Layer and Upsilon.

		December 31, 2025
Entity	Consolidated	RenaissanceRe’s Economic Ownership (1)	Generates Management Fee Income (2)	Generates Performance Fee Income (3)
DaVinci	X (4)	24.3%	X	X
Fontana	X (4)	28.7%	X	X
Medici	X (4)	11.3%	X	—
Vermeer	X (4)	—	X	—
Medici UCITS	—	34.3%	X	—
Top Layer	—	50.0%	X	—
Upsilon	X (5)	12.9%	X	X

(1)Represents the Company’s noncontrolling economic ownership in each of the entities.
(2)Management fees are fees that we receive for the day-to-day management and oversight of our joint venture vehicles and managed funds.
(3)Performance fees may be negative in a particular period if, for example, large losses occur, which can potentially result in no performance fees or the reversal of previously accrued performance fees.
(4)As a result of our interests in these entities that are considered VIEs, and our determination that we are the primary beneficiary of each of those entities, we consolidate these entities in our financial statements. Accordingly, the third parties’ economic interest in the entities’ net assets and net income (loss) are reflected in our consolidated balance sheets and consolidated statements of operations in redeemable noncontrolling interests and net (income) loss attributable to redeemable noncontrolling interests, respectively.
(5)Upsilon includes Upsilon RFO and Upsilon Fund. We consolidate the financial results of certain segregated accounts of Upsilon RFO and account for the portion of its premium that we do not own as a ceded retrocession. We do not consolidate the financial results of Upsilon Fund.
DaVinci
DaVinci, which we formed in 2001, expands our capacity to provide property catastrophe reinsurance and certain lines of casualty and specialty reinsurance on a global basis. Third-party investors own a majority of the economic interest in DaVinci, which provides them with access to attractive risk while generating management fee income and performance fee income for us. In addition, we maintain a significant economic investment in DaVinci. DaVinci, DaVinci Reinsurance’s holding company, is considered a VIE and, as we are the primary beneficiary, we consolidate DaVinci in our financial results. RUM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive underwriting manager for DaVinci. Through our wholly-owned operating subsidiaries, we participate on every risk that DaVinci Reinsurance assumes, ensuring alignment. Often, our wholly-owned operating subsidiaries will write business for themselves and then cede a portion to DaVinci Reinsurance.
Fontana
Fontana assumes casualty and specialty risks, including long-tail lines. Third-party investors own a majority of the economic interest in Fontana, which provides them with access to attractive casualty and specialty risk while generating management fee income and performance fee income for us. Fontana also allows us to increase casualty and specialty capacity for our customers. Fontana is considered a VIE and, as we are the primary beneficiary, we consolidate Fontana in our financial results. Fontana assumes a whole account quota share of our global casualty and specialty book of business, including the credit portfolio, ensuring alignment. Fontana comprises a group of reinsurance operating companies and their holding companies, in which we maintain a significant economic investment.
Medici
Medici principally invests in property catastrophe bonds, although it may also invest in various other insurance-based investment instruments that have returns primarily correlated to property catastrophe risk. Third-party investors own a majority of the participating, non-voting common shares of Medici, pursuant to which they own a majority of Medici’s economic benefits, which provides them with access to attractive catastrophe bond risks while generating management fee income for us. Medici allows us to increase our participation in our customers’ catastrophe bond offerings and broaden our relationships with them. Medici is considered a VIE and, as we are the primary beneficiary, we consolidate Medici in our financial results. RFM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive investment fund manager of Medici. We maintain a significant investment in Medici.
Medici UCITS
Renaissance Medici UCITS Fund, an Irish domiciled property catastrophe bond fund, and a sub-fund of RenaissanceRe Medici ICAV, is purpose-built to provide European and other global investors with access to RenaissanceRe’s catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. Medici UCITS is intended to complement our existing catastrophe bond fund, Medici, and Medici UCITS and Medici share substantially similar investment guidelines and risk appetites. Third-party investors own a majority of the common shares of Medici UCITS, pursuant to which they own a majority of Medici UCITS’s economic benefits, which provides them with access to attractive catastrophe bond risks while generating management fee income for us. We do not control the voting rights of Medici UCITS and therefore it is not consolidated within our results. RFM, a wholly owned subsidiary of RenaissanceRe, acts as the exclusive investment fund manager of Medici UCITS. We maintain a significant investment in Medici UCITS.
Vermeer
Vermeer expands our ability to provide capacity focused on risk remote layers in the U.S. property catastrophe market. Vermeer is considered a VIE and, as we are the primary beneficiary, we consolidate Vermeer in our financial results. Stichting Pensioenfonds Zorg en Welzijn, a pension fund represented by PGGM, retains 100% of Vermeer’s economic benefits. RUM acts as the exclusive underwriting manager for Vermeer, which generates management fee income for us. Vermeer gives us the ability to provide additional capacity to the high excess U.S. property catastrophe market. We separately participate in the risks written by Vermeer through our wholly-owned operating subsidiaries and joint ventures.
Top Layer
We established Top Layer in 1999 to expand our ability to write high excess non-U.S. property catastrophe reinsurance. Top Layer is owned 50% by State Farm and 50% by Renaissance Reinsurance, although State Farm provides the majority of Top Layer’s underwriting capacity through a $3.9 billion stop-loss reinsurance agreement, and therefore, State Farm retains most of Top Layer’s underwriting results. Since we do not control Top Layer, we do not consolidate it in our financial results. RUM acts as the exclusive underwriting manager for Top Layer, which generates management fee income for us. We maintain a significant investment in Top Layer.
Upsilon
Upsilon is composed of Upsilon RFO and Upsilon Fund. Upsilon RFO is the risk bearing entity. As a segregated accounts company, Upsilon RFO holds identified pools of assets and liabilities in accounts that are each ring-fenced or segregated from any claims from the creditors of Upsilon RFO’s general account and from the creditors of other segregated accounts within Upsilon RFO. Upsilon RFO’s segregated accounts enter into collateralized reinsurance arrangements, and each account’s capital is sourced either directly from third-party investors, or from Upsilon Fund. Upsilon RFO is considered a VIE and, as we are the primary beneficiary of certain segregated accounts, we consolidate the financial results of those certain accounts of Upsilon RFO and account for the portion of its premium that we do not own as a ceded retrocession. Upsilon gives us the ability to provide additional capacity to the worldwide aggregate and per-occurrence primary and retrocessional markets on a collateralized basis, either directly, or through business written by Renaissance Reinsurance and then ceded to Upsilon RFO.
Upsilon Fund is also a segregated accounts company, and each account acts as either a pool of assets from multiple investors, such as Upsilon Diversified, or as a separately-managed account for an individual institutional investor, such as NOC1 and Stratos Fund. Upsilon Fund’s segregated accounts invest in either Upsilon RFO, or in other reinsurance risks, such as catastrophe bonds, that are managed by us. RFM acts as the exclusive investment manager for Upsilon Fund, which generates management fee income and performance fee income for us. We do not consolidate Upsilon Fund. We maintain a significant investment in Upsilon RFO.
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
The majority of our investments are highly-rated fixed income securities. We also hold a significant amount of short term investments which have a maturity of one year or less when purchased. In addition, we hold equity and commodity futures, and other investments, including catastrophe bonds, fund investments and direct private equity investments, which offer the potential for higher returns but with relatively higher levels of risk. Our investment portfolio takes into account the duration of our liabilities and the level of strategic asset risk we wish to assume over the medium- to long-term. We may from time to time re-evaluate our investment guidelines and explore investment allocations to other asset classes that either increase or decrease our overall asset risk. To further the sustainability of our investment portfolio, we consider certain environmental, social and governance factors within our investment strategy. Our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities.
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
COMPETITION
The markets in which we operate are highly competitive. Our competitors include independent reinsurance and insurance companies, subsidiaries, divisions and/or affiliates of globally recognized insurance companies, domestic and international underwriting operations, such as managing general agents, as well as a range of other entities offering risk transfer protection on a collateralized or other non-traditional basis. As our business and the (re)insurance industry continue to evolve, we expect our competitors to evolve as well, and we may face competition from other non-traditional participants, such as technology companies, among others.

We believe that our principal competitors are traditional insurance and reinsurance companies, but also include third-party capital managers. We also compete with certain Lloyd’s syndicates active in the London market. Hedge funds, pension funds and endowments, investment banks and other capital market participants may also be active in the reinsurance market and the market for related risk, either through the formation of reinsurance companies or through the use of financial products, such as catastrophe bonds and other insurance-linked securities.
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
ENVIRONMENTAL AND CLIMATE-RELATED RISK MATTERS
Our principal economic exposures arise from our coverages for natural disasters and catastrophes. We believe, and we believe the consensus view of current scientific studies substantiates, that changes in climate conditions, primarily global temperatures and expected sea levels, have increased, and are likely to continue to increase, the severity and frequency of weather-related natural disasters and catastrophes relative to the historical experience over the past 100 years. While it is difficult to distinguish between permanent climate change and transient climate variability, an ever-expanding body of research suggests that these trends are in fact man-made, and, if correct, we believe that this trend will not revert to the mean but continue to worsen. We believe that this increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. Accordingly, we expect an increase in both the frequency and magnitude of claims, especially from properties located in coastal areas.
The consideration of the impacts of climate-related risk, including climate change is integrated into our ERM process. We have taken measures to mitigate losses related to climate change through our underwriting process and by continuously monitoring and adjusting our risk management models to reflect the higher level of risk that we think will persist. We have been progressively integrating the consideration of the financial risk of climate change into our governance frameworks, risk management processes, and business strategies over the past several years. We monitor emerging regulatory expectations, as many of our regulators are increasingly focused on climate-related risk oversight and disclosures.
Additionally, as a (re)insurance company, we believe that we play a role in supporting the orderly transition to a lower-carbon economy through three primary channels: (i) through our underwriting activities, where we assume risk, in ways that help provide the liquidity and capital necessary to enable the orderly transition of industries, businesses and society towards a lower carbon future; (ii) through our investments portfolio, where, as an asset owner, we seek to allocate capital in a manner that supports long-term decarbonization and resilience; and (iii) through our own business operations, by working to reduce our operational carbon footprint and enhance the sustainability of our business practices.
Our Board and its committees are actively engaged in the oversight of sustainability initiatives and strategy, and receive regular updates from management on progress, risk and developments.
In addition to the impacts that environmental events may have on our business, we are subject to increasing governmental and regulatory initiatives and scrutiny related to climate-related risk and greenhouse gas emissions. Various jurisdictions have introduced, or are in the process of introducing, climate-related disclosure requirements that may affect our operations. For example, several jurisdictions are in the process of implementing the International Sustainability Standards Board requirements which requires disclosure of the risks and opportunities arising from social and environmental issues. Other regulators have also strengthened their expectations. In the United Kingdom, the Prudential Regulation Authority, has issued enhanced expectations for climate risk integration and disclosure. Similarly, Switzerland’s FINMA has adopted a new circular required phased implementation of climate and nature risk obligations beginning in 2026. The implementation of these, and other, requirements may increase compliance burdens and associated regulatory costs and complexity. Additionally, regulators may introduce similar requirements in the future.
RATINGS
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their capital models and rating methodologies, which could have a material impact on our ratings and business.
In addition, A.M. Best assesses and scores companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong,” which is the highest ERM score assigned.
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
Our brokers assess client needs and also perform data collection, contract preparation and other administrative tasks, enabling us to market our products cost effectively. Our distribution is reliant on a small number of broker relationships, which has continued to decrease in recent years as a result of consolidation in the broker sector. We expect this concentration to continue. In 2025, three brokerage firms accounted for 81.3% of our gross premiums written.
The following table shows the percentage of our Property and Casualty and Specialty segments’ gross premiums written generated through subsidiaries and affiliates of our largest brokers:

Year ended December 31, 2025	Property	Casualty and Specialty	Total
Aon plc	44.2%	27.4%	34.5%
Marsh & McLennan Companies, Inc.	30.4%	36.3%	33.8%
Arthur J. Gallagher	6.9%	17.5%	13.0%
Total of largest brokers	81.5%	81.2%	81.3%
All others	18.5%	18.8%	18.7%
Total	100.0%	100.0%	100.0%

HUMAN CAPITAL RESOURCES
Human Capital Resources Oversight
At RenaissanceRe, our people are our most valuable resource and are core to our success, and the effective execution of our strategy. We believe in fostering an open and collaborative culture that encourages employees to take ownership of their performance and development. Our executive management team oversees initiatives to create an environment in which employees can develop and succeed. The Corporate Governance and Human Capital Management Committee of our Board is actively engaged in the oversight of our human capital strategy, which includes employees, work environment, inclusion strategy and compensation practices, and receives regular updates from management on progress and developments. Our executive management team and Corporate Governance and Human Capital Management Committee receive regular reports on progress against our annual human resources tactical plans.

Employees
At February 6, 2026, we employed 1,040 people worldwide (February 7, 2025 - 945, February 14, 2024 - 925). Of these employees, 249 were located in Bermuda, 270 in the U.S. and Canada, 492 in Europe and 29 in the Asia-Pacific region.
Talent Acquisition, Development, and Retention
We strive to hire talented people and invest in their development to aid them in their professional and personal growth. As employees progress at RenaissanceRe, we provide structured opportunities to support them in mastering specific competencies at each career level. We also invest in the professional growth of our leaders through customized leadership development programs to build advanced skills and capabilities across a diverse set of participants within the organization. Our bespoke approach to development encourages continuous learning, supported by skills-based training, technical development programs and stretch assignments. We aim to attract, motivate, reward and retain the best people by aligning our performance management practices with our compensation and benefits programs.
Work Environment
We endeavor to provide a safe, healthy and supportive work environment that promotes the well-being of our employees and enables our people to contribute effectively across our global organization. We actively encourage open dialogue with our employees, and conduct engagement and culture surveys to gather feedback on employee satisfaction and engagement. Insights from these surveys inform targeted action, and we monitor follow-up progress, to support the provision of appropriate support and oversight of areas requiring improvement.
Our Commitment to Inclusion
At RenaissanceRe, we are committed to fostering an environment where every individual feels a sense of belonging and is empowered to contribute to our shared success. By collaborating and embracing a wide range of perspectives, we strengthen our ability to fulfill our purpose: protecting communities and enabling prosperity. To achieve this, our inclusion efforts focus on three key areas: supporting and developing talent, empowering inclusive and high-performing teams, and building stronger communities.
Compensation and Benefit Practices
We design our compensation and benefit programs to incorporate a range of components intended to attract and retain talented individuals and mitigate potential risks, while rewarding employees for pursuing our strategic and financial objectives through appropriate risk-taking, risk management and prudent tactical and strategic decision making. We aim to offer fair, competitive wages and benefits based on experience, skills, knowledge and geographic location. We do this by conducting regular market checks of our competitive pay and benefit programs in each of our operating locations, as well as an annual compensation review cycle where we assess pay levels for all employees.
REGULATION
Most countries and all U.S. states regulate (re)insurance business to varying degrees. We currently have significant (re)insurance operations in Australia, Bermuda, Ireland, Singapore, Switzerland, the U.K. and the U.S. Our operating subsidiaries and branches are principally regulated by the regulatory authorities of their respective jurisdictions, and may also be subject to regulation in the jurisdictions of their ceding companies. Expansion into additional (re)insurance markets could expose us or our subsidiaries to increasing regulatory oversight. However, we intend to continue to conduct our operations so as to minimize the likelihood that our Bermuda subsidiaries will become subject to direct U.S. regulation.
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
Our entities registered under the Insurance Act include:
•Class 4 general business insurers: Renaissance Reinsurance, and DaVinci Reinsurance
•Class 3B general business insurers: RenaissanceRe Specialty U.S., Vermeer and RREAG, Bermuda Branch
•Class 3A general business insurers: Top Layer, Fontana Re and Fontana US
•Class 3 general business insurer: AlphaCat Re, Mont Fort Re Ltd. and Shima Reinsurance Ltd.
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
The International Association of Insurance Supervisors, or IAIS, has adopted a Common Framework for the Supervision of Internationally Active Insurance Groups, or IAIGs, which is focused on both qualitative and quantitative measures that are expected to enhance the group-wide supervision of IAIGs. As part of ComFrame, the IAIS developed global risk-based insurance capital standards that, if applied to us, could increase our prescribed capital requirement, increase regulatory scrutiny on the level of capital we maintain, limit intercompany capital transactions, suspend debt repayments, and significantly increase our cost of regulatory compliance. The BMA embedded the ComFrame group-supervision requirements, including the risk-based insurance capital standards, and requirement for a recovery plan, in the Insurance Act and related regulations in January 2026.
Disclosure and Reporting Requirements
At the group level, the RenaissanceRe Group is required to submit to the BMA a quarterly financial return, as well as the following annual filings: group statutory financial statements, group capital and solvency return, audited group financial statements, and a group solvency self-assessment. At the entity level, our Bermuda registered insurers are required to submit to the BMA both general and statutory audited annual financial statements, which are available on the BMA’s website. Certain insurers and insurance groups are also required to prepare and publish a Financial Condition Report, or FCR. We file a consolidated group FCR, inclusive of Renaissance Reinsurance, RenaissanceRe Specialty U.S., DaVinci Reinsurance, Top Layer, Fontana Re, Fontana US and Vermeer. RREAG files a separate FCR in lieu of a standalone FCR for its Bermuda Branch. Our FCRs are available on our website. In addition, general business insurers are generally required to file an annual capital and solvency return, or BSCR, with the BMA. The BSCR is a risk-based capital model designed to give the BMA robust methods for determining an insurer’s capital adequacy. Our 2024 group BSCR exceeded the target capital level. We are currently completing our 2025 group BSCR, and at this time, we believe we will exceed the target capital, and that each entity that is required to file will exceed the minimum amount of regulatory capital required to be maintained under Bermuda law.
The Insurance Act requires that the BMA be notified in writing when any person becomes, or ceases to be, a “controller” (as defined by applicable regulations to include significant shareholders, managing directors, and chief executives of the registered insurer or its parent company) of any Bermuda registered insurer or an “officer” (as defined by applicable regulations) of any Bermuda registered insurer or its parent company. We must also file with the BMA any changes to an “officer” or “controller” (as such are defined by applicable regulations) of our insurance managers. All registered insurers, and in certain limited cases insurance groups, are required to give notice to the BMA of their intention to effect a material change within the meaning of the Insurance Act.
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
Restrictions on Dividends, Distributions and Reductions of Capital
Our Bermuda-registered insurers are generally prohibited from declaring or paying any dividends, if declaring or paying such dividend would cause them to fail to meet the required minimum solvency margin or minimum liquidity ratio, or if certain solvency requirements are not met. Additional restrictions apply to any dividend and any reduction in statutory capital over applicable thresholds.
Income Taxes
Through December 31, 2024, neither we nor our shareholders were required to pay Bermuda income or profits tax, withholding tax, capital gains tax, capital transfer tax, estate duty or inheritance tax in respect of our shares. However, on December 27, 2023, the Corporate Income Tax Act 2023 was enacted. As a result, certain Bermuda businesses which are part of large multinational groups became subject to a 15% corporate income tax in Bermuda for fiscal years beginning on or after January 1, 2025, regardless of any assurance given pursuant to the Exempted Undertakings Tax Protection Act 1966. Our profits generated on or after January 1, 2025 in Bermuda, except for profits earned by our joint ventures and managed funds, are subject to the 15% corporate income tax.
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

•Special Purpose Insurer and Collateralized Insurer Reporting Requirements. Unlike other (re)insurers, SPIs and collateralized insurers are fully funded to meet their (re)insurance obligations; therefore, the application and supervision processes are less burdensome than traditional registered general business insurers. However, these entities remain subject to annual financial statements and solvency reporting and disclosure requirements. Collateralized insurers are also subject to minimum solvency and enhanced capital requirements.
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
•Investment Fund Regulation. The Bermuda Investment Funds Act 2006 sets standards applicable to the establishment and operation of investment funds in Bermuda with a view to protecting investors. Each of our managed funds, including Medici and Upsilon Fund is registered or authorized under the Investment Funds Act and are supervised funds regulated by the BMA. Under the Investment Funds Act, registered funds and authorized funds are subject to offering disclosure requirements and obligations with respect to service providers, depositary functions, safekeeping obligations, valuations, and reporting to investors and the public, among other requirements.
•Investment Business Regulation. RFM operates under a Standard License, and AlphaCat Managers is registered as a Class B Registered Person under the Bermuda Investment Business Act 2003. As a result, RFM and AlphaCat Managers are subject to supervision by the BMA, including disclosure and reporting requirements and, in the case of RFM, minimum net asset and liquidity requirements.
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
Capital and Surplus Requirements
Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law, including risk-based capital requirements, and to submit an annual report regarding its risk-based capital levels to the MIA. As of December 31, 2025, we believe Renaissance Reinsurance U.S. exceeded all applicable Maryland minimum capital and surplus requirements.
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
RREAG, US Branch is licensed in New York and Kansas and it is an accredited reinsurer in 48 states, and the District of Columbia. The NYDFS is RREAG, US Branch’s insurance regulator in the U.S. RREAG, US Branch is subject to New York’s holding company laws as well as laws and regulations pertaining to solvency, capital and surplus, authorized investments, deposits of securities for the benefit of policyholders, cybersecurity, corporate governance and the financial risks related to climate-related risk, such as climate change. As of December 31, 2025, we believe RREAG, US Branch exceeded all applicable minimum capital and surplus requirements. The NYDFS may conduct periodic examinations of RREAG, US Branch and requires the filing of annual and other reports relating to RREAG, US Branch’s financial condition and risk-based capital levels. RREAG, US Branch does not pay ordinary dividends and would need approval from the NYDFS for any return of capital to RREAG.
Reinsurance Regulation
The insurance laws of each U.S. state indirectly regulate the sale of reinsurance to licensed ceding insurers by non-admitted alien reinsurers acting from locations outside the state through the state’s credit for reinsurance laws. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited.

Although reinsurance contract terms and rates are generally not subject to regulation by state insurance authorities, a U.S. insurance company ordinarily will enter into a reinsurance agreement only if it can obtain credit on its statutory financial statements for the reinsurance ceded. State insurance regulators permit U.S. ceding insurers to take credit for reinsurance ceded to non-admitted, non-U.S. reinsurers, or “alien reinsurers,” if the reinsurance contract contains certain minimum provisions and the alien reinsurer provides appropriate security for its outstanding obligations. The amount of security that an alien reinsurer may be required to provide and the form of that security varies significantly and depends on an alien reinsurer’s financial strength and its status in a given U.S. state. As alien reinsurers, Renaissance Reinsurance, DaVinci Reinsurance, Fontana US, RREAG, RenaissanceRe Specialty U.S., and Vermeer have each been approved by one or more U.S. states as a “Certified Reinsurer” or “Reciprocal Jurisdiction Reinsurer,” which permits it to post reduced or zero security, respectively, while still allowing its cedants to take financial statement credit for the reinsurance.
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
Lloyd’s Regulation
The operations of RSML are subject to oversight by Lloyd’s, substantially effected through the Council of Lloyd’s. RSML’s business plan for Syndicate 1458, including maximum underwriting capacity, requires annual approval by Lloyd’s. Lloyd’s may require changes to any business plan presented to it or additional capital to be provided to support the underwriting plan. We have deposited certain assets with Lloyd’s to support the underwriting business at Lloyd’s of RenaissanceRe CCL, the sole corporate member of Syndicate 1458. RenaissanceRe also participates in the writing of other syndicates at Lloyd’s (managed by third-party managing agents) through RenaissanceRe Corporate Member (No. 2) Limited.
The obligations of RenaissanceRe’s corporate members of Lloyd’s include the following:
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
•Intervention Powers. The Council of Lloyd’s has wide discretionary powers to regulate members’ underwriting at Lloyd’s, including, the power to withdraw a member’s permission to underwrite business or to underwrite a particular class of business and to change the basis on which syndicate expenses are allocated.
•Assessments. If the Council of Lloyd’s determines that additional resources are required for the Central Fund, it may require underwriting members to make additional contributions, including by calling all or part of members’ “callable contributions,” the level and calculation basis of which is set by the Council of Lloyd’s from time to time.
Disclosure and Reporting Requirements
RSML is required to provide Lloyd’s with annual financial statements for Syndicate 1458. These financial statements are then published and made publicly available by Lloyd’s on the Lloyd’s website.
Capital and Surplus Requirements
Following “Brexit,” with effect from December 31, 2024, the capital adequacy of insurers and reinsurers in the U.K., including Syndicates at Lloyd’s is determined under the PRA’s prudential regime for insurers commonly referred to as “Solvency UK.” Solvency UK reforms the PRA’s previous prudential regulation framework, Solvency II, which was established by EU law and transposed into U.K. law. Under Solvency UK, an insurer’s or reinsurer’s capital adequacy in relation to various insurance and business risks may be measured with an internal model developed by the insurer or reinsurer and approved for use by the PRA.
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
Change of Control
Prior approval from the PRA (with consent from the FCA) and Lloyd’s is required before any person or entity, together with its associates, acquires “control” of a regulated insurer, reinsurer, or Lloyd’s managing agent and prior approval is required from Lloyd’s in respect of a corporate member. Any company or individual that, together with its or his associates, acquires or controls 10% or more of the shares or voting power in a regulated insurer, reinsurer, Lloyd’s managing agent, or corporate member or its parent company, would be considered to have acquired control for these purposes, as would a person who had significant influence over the management of such entity or its parent company by virtue of their shareholding or voting power in either. A purchaser of 10% or more of RenaissanceRe’s common shares or voting power would therefore be considered to have acquired control of RSML or RenaissanceRe CCL.
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
Adequacy of Financial Resources
RREAG must comply with capital, solvency, and reserve requirements, such as the Swiss Solvency Test, or SST, under applicable Swiss regulations, including the Insurance Supervision Act and the Insurance Supervision Ordinance. Certain of these requirements may be determined by FINMA. The solvency requirement of the SST is met if the available risk-bearing capital exceeds the required target capital. The SST has been recognized by the EU as an equivalent standard to European standards. At December 31, 2025, we believe RREAG exceeded the minimum solvency and capital requirements required to be maintained under Swiss law. These and other regulations limit the amount of capital that RREAG may distribute to its holding company parent.
Additional Regulatory Requirements
RREAG is subject to additional regulatory requirements under Swiss law, including the following:
•Reporting and Disclosure Requirements. RREAG is required to submit an annual report (including audited financial statements and a management report), FCR, an annual supervisory report, and a forward-looking self-assessment of its risk situation and capital requirements, or ORSA, to FINMA each year. RREAG is also required to maintain and update with FINMA a regulatory business plan, including details on their organization, financials, qualified participants, management, oversight, control persons, and responsible actuary. RREAG must notify FINMA of any changes to its business plan, and FINMA is required to approve certain changes.
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
Irish Regulation
Renaissance Reinsurance of Europe DAC is a non-life insurance company licensed and supervised by the Central Bank of Ireland. As such, it is subject to the requirements of Solvency II. It must also comply with Irish insurance acts and regulations as well as with directions and guidance issued by the CBI. Renaissance Reinsurance of Europe DAC and Renaissance Services of Europe Ltd., our Dublin-based Irish service company, are both registered with the Companies Registration Office in Ireland and subject to the Companies Act 2014.
RenaissanceRe Medici ICAV is an Irish collective asset-management vehicle established pursuant to the Irish Collective Asset-management Vehicles Act 2015 and the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations 2011. The ICAV is authorized by the CBI as an umbrella fund with segregated liability between sub-funds.
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
•Australia: RREAG, Australia Branch, based in Sydney, Australia, provides coverage to insurers and reinsurers, principally, from Australia and New Zealand. The activities of RREAG, Australia Branch are licensed and regulated by APRA and the Australian Securities and Investments Commission. Pursuant to these regulations, RREAG, Australia Branch is subject to certain reporting and capital requirements in Australia.

GLOSSARY OF DEFINED TERMS

“2024 Large Loss Events”	Hurricanes Milton and Helene, and the Other 2024 Large Loss Events
“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), Hurricane Melissa and the Other 2025 Large Loss Events
“ACR”	additional case reserves
“AIG”	American International Group, Inc., a Delaware corporation and NYSE-listed company (together with its affiliates and subsidiaries)
“AlphaCat Funds”	collectively, certain third-party closed-end and open-end Bermuda mutual funds and one managed account that are managed by AlphaCat Managers.
“AlphaCat Managers”	AlphaCat Managers Ltd.
“AlphaCat Re”	AlphaCat Reinsurance Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“ACRA”	Accounting and Corporate Regulatory Authority
“APRA”	Australian Prudential Regulation Authority
“ASC”	Accounting Standards Codification
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“BEPS”	Base Erosion and Profit Shifting
“BMA”	Bermuda Monetary Authority
“Board”	the Board of Directors of RenaissanceRe Holdings Ltd.
“BSCR”	Bermuda solvency and capital requirement
“CIT”	Corporate Income Tax Act 2023
“Code of Ethics”	RenaissanceRe’s Code of Ethics and Conduct
“ComFrame”	Common Framework for the Supervision of Internationally Active Insurance Groups
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiaries
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ECR”	Enhanced Capital Requirement
“ERM”	enterprise risk management
“EU”	European Union
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCA”	U.K. Financial Conduct Authority
“FCR”	financial condition report
“FINMA”	Swiss Financial Market Supervisory Authority
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Fontana Re”	Fontana Reinsurance Ltd.
“Fontana US”	Fontana Reinsurance U.S. Ltd.
“Form 10-K”	this Annual Report on Form 10-K for the year ended December 31, 2025
“GAAP”	generally accepted accounting principles in the U.S.
“GloBE Rules”	global anti-base erosion model rules, approved by the OECD/G20 Inclusive Framework on BEPS
“IAIG”	Internationally Active Insurance Groups
“IAIS”	International Association of Insurance Supervisors

“IBNR”	incurred but not reported
“Insurance Act”	Bermuda Insurance Act 1978
“MIA”	Maryland Insurance Administration
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund
“Moody’s”	Moody’s Investors Service
“NOC1”	NOC1, a segregated account of Upsilon Fund
“NYDFS”	New York State Department of Financial Services
“NYSE”	New York Stock Exchange
“OECD”	Organisation for Economic Co-operation and Development
“OFAC”	U.S. Treasury’s Office of Foreign Assets Control
“ORSA”	Own Risk and Solvency Assessment
“Other 2024 Large Loss Events”
the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, Hurricanes Debby and Beryl, and certain aggregate loss contracts triggered during 2024

“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342, certain refinery fires in the first quarter of 2025, the crash of UPS Airlines flight 2976, and the Grasberg mine landslide
“PFIC”	passive foreign investment company
“PGGM”	PGGM Vermogensbeheer B.V.
“Pillar II Rules”	the GloBE Rules and the OECD commentary and administrative guidance interpreting and expanding the GloBE Rules
“Platinum”	Platinum Underwriters Holdings, Ltd.
“PRA”	U.K. Prudential Regulatory Authority
“Proxy Statement”	Proxy Statement for the Annual General Meeting of Shareholders to be held on May 5, 2026
“REMS©”	Renaissance Exposure Management System
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe CCL”	RenaissanceRe Corporate Capital (UK) Limited
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Group”	RenaissanceRe group of companies
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RFM”	RenaissanceRe Fund Management Ltd.
“RREAG”	RenaissanceRe Europe AG
“RREAG, Australia Branch”	RenaissanceRe Europe AG, Australia Branch
“RREAG, Bermuda Branch”
RenaissanceRe Europe AG, Bermuda Branch, an overseas company that has been granted a permit from the Minister of Finance to engage in or carry on any trade or business pursuant to the Companies Act and which is also registered to carry on insurance business as a Class 4 insurer pursuant to the Insurance Act in Bermuda

“RREAG, UK Branch”	RenaissanceRe Europe AG, UK Branch
“RREAG, US Branch”	RenaissanceRe Europe AG, US Branch
“RSML”	RenaissanceRe Syndicate Management Ltd.

“RUM”	Renaissance Underwriting Managers, Ltd.
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“SPI”	special purpose insurer
“SST”	Swiss Solvency Test
“State Farm”	State Farm Mutual Automobile Insurance Company
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and AIG, as amended
“Stratos”	Stratos, a segregated account of Upsilon Fund
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“TMR”	collectively, Tokio Millennium Re AG and certain associated entities and subsidiaries
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”
collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.

“U.K.”	United Kingdom
“U.S. persons”	a citizen or resident of the United States, a U.S. partnership or corporation, or an estate or trust that is not a foreign estate or trust
“U.S. Treasury”	U.S. Department of the Treasury
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund, a segregated account of Upsilon Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”	Validus Holdings, Validus Specialty, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Re and Validus Holdings (UK) Ltd), collectively
“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement.
“Validus Re”	Validus Reinsurance, Ltd.
“Validus Switzerland”	Validus Reinsurance (Switzerland) Ltd
“Vermeer”	Vermeer Reinsurance Ltd.
“VIE”	variable interest entity

GLOSSARY OF SELECTED (RE)INSURANCE TERMS

Accident year	Year of occurrence of a loss. Claim payments and reserves for claims and claim expenses are allocated to the year in which the loss occurred for losses occurring contracts and in the year the loss was reported for claims made contracts.

Acquisition expenses	The aggregate expenses incurred by a company for acquiring new business, including commissions, underwriting expenses, premium taxes and administrative expenses.

Additional case reserves; ACR	Additional case reserves represent management’s estimate of reserves for claims and claim expenses that are allocated to specific contracts, less paid and reported losses by the client.

Attachment point	The dollar amount of loss (per occurrence or in the aggregate, as the case may be) above which excess of loss reinsurance becomes operative.

Bordereaux	A report providing premium or loss data with respect to identified specific risks. This report is periodically furnished to a reinsurer by the ceding insurers or reinsurers.

Bound	A (re)insurance contract is considered bound, and the (re)insurer responsible for the risks of the contract, when both parties agree to the terms and conditions set forth in the contract.

Broker	An intermediary who negotiates contracts of insurance or reinsurance, receiving a commission for placement and other services rendered, between (1) a policy holder and a primary insurer, on behalf of the insured party, (2) a primary insurer and reinsurer, on behalf of the primary insurer, or (3) a reinsurer and a retrocessionaire, on behalf of the reinsurer.

Capacity	The percentage of surplus, or the dollar amount of exposure, that an insurer or reinsurer is willing or able to place at risk. Capacity may apply to a single risk, a program, a line of business or an entire book of business. Capacity may be constrained by legal restrictions, corporate restrictions or indirect restrictions.

Case reserves	Loss reserves, established with respect to specific, individual reported claims.

Casualty insurance or reinsurance	Insurance or reinsurance that is primarily concerned with the losses caused by injuries to third persons and their property (in other words, persons other than the policyholder) and the legal liability imposed on the insured resulting therefrom. Also referred to as liability insurance.

Catastrophe	A severe loss, typically involving multiple claimants. Common perils include earthquakes, hurricanes, hailstorms, severe winter weather, floods, fires, tornadoes, typhoons, explosions and other natural or man-made disasters. Catastrophe losses may also arise from acts of war, acts of terrorism and political instability.

Catastrophe excess of loss reinsurance	A form of excess of loss reinsurance that, subject to a specified limit, indemnifies the ceding company for the amount of loss in excess of a specified retention with respect to an accumulation of losses resulting from a “catastrophe.”

Catastrophe-linked securities; cat-linked securities	Cat-linked securities are generally privately placed fixed income securities where all or a portion of the repayment of the principal is linked to catastrophic events. This includes securities where the repayment is linked to the occurrence and/or size of, for example, one or more hurricanes or earthquakes, or insured industry losses associated with these catastrophic events.

Cede; cedant; ceding company	When a party reinsures its liability with another, it “cedes” business and is referred to as the “cedant” or “ceding company.”

Claim	Request by an insured or reinsured for indemnification by an insurance company or a reinsurance company for losses incurred from an insured peril or event.

Claims made contracts	Contracts that cover claims for losses occurring during a specified period that are reported during the term of the contract.

Claims and claim expense ratio, net	The ratio of net claims and claim expenses to net premiums earned determined in accordance with either statutory accounting principles or GAAP.

Claim reserves	Liabilities established by insurers and reinsurers to reflect the estimated costs of claim payments and the related expenses that the insurer or reinsurer will ultimately be required to pay in respect of insurance or reinsurance policies it has issued. Claims reserves consist of case reserves, established with respect to individual reported claims, additional case reserves and “IBNR” reserves. For reinsurers, loss expense reserves are generally not significant because substantially all of the loss expenses associated with particular claims are incurred by the primary insurer and reported to reinsurers as losses.

Combined ratio	The combined ratio is the sum of the net claims and claim expense ratio and the underwriting expense ratio. A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income. A combined ratio over 100% generally indicates unprofitable underwriting prior to the consideration of investment income.

Delegated authority	A contractual arrangement between an insurer or reinsurer and an agent whereby the agent is authorized to bind insurance or reinsurance on behalf of the insurer or reinsurer. The authority is normally limited to a particular class or classes of business and a particular territory. The exercise of the authority to bind insurance or reinsurance is normally subject to underwriting guidelines and other restrictions such as maximum premium income. Under the delegated authority, the agent is responsible for issuing policy documentation, the collection of premium and may also be responsible for the settlement of claims.

Excess of loss reinsurance or insurance	Reinsurance or insurance that indemnifies the reinsured or insured against all or a specified portion of losses on underlying insurance policies in excess of a specified amount, which is called a “level” or “retention.” Also known as non-proportional reinsurance. Excess of loss reinsurance is written in layers. A reinsurer or group of reinsurers accepts a layer of coverage up to a specified amount. The total coverage purchased by the cedant is referred to as a “program” and will typically be placed with predetermined reinsurers in pre-negotiated layers. Any liability exceeding the outer limit of the program reverts to the ceding company, which also bears the credit risk of a reinsurer’s insolvency.

Exclusions	Those risks, perils, or classes of insurance with respect to which the reinsurer will not pay loss or provide reinsurance, notwithstanding the other terms and conditions of reinsurance.

Expense override	An amount paid to a ceding company in addition to the acquisition cost to compensate for overhead expenses.

Frequency	The number of claims occurring during a given coverage period.

Funds at Lloyd’s	Funds of an approved form that are lodged and held in trust at Lloyd’s as security for a member’s underwriting activities. They comprise the members’ deposit, personal reserve fund and special reserve fund and may be drawn down in the event that the member’s syndicate level premium trust funds are insufficient to cover its liabilities. The amount of the deposit is related to the member’s premium income limit and also the nature of the underwriting account.

Generally Accepted Accounting Principles in the United States	Accounting principles as set forth in the statements of the Financial Accounting Standards Board and related guidance, which are applicable in the circumstances as of the date in question.

Gross premiums written	Total premiums for insurance written and assumed reinsurance during a given period.

Incurred but not reported; IBNR	Reserves for estimated losses that have been incurred by insureds and reinsureds but not yet reported to the insurer or reinsurer, including unknown future developments on losses that are known to the insurer or reinsurer.

Insurance-linked securities	Financial instruments whose values are driven by (re)insurance loss events. Our investments in insurance-linked securities are generally linked to property losses due to natural catastrophes.

International Financial Reporting Standards	Accounting principles, standards and interpretations as set forth in opinions of the International Accounting Standards Board which are applicable in the circumstances as of the date in question.

Layer	The interval between the retention or attachment point and the maximum limit of indemnity for which a reinsurer is responsible.

Line	The amount of excess of loss reinsurance protection provided to an insurer or another reinsurer, often referred to as limit.

Line of business	The general classification of insurance written by insurers and reinsurers, e.g., fire, allied lines, homeowners and surety, among others.

Lloyd’s	Depending on the context, this term may refer to (a) the society of individual and corporate underwriting members that insure and reinsure risks as members of one or more syndicates (i.e., Lloyd’s is not an insurance company); (b) the underwriting room in the Lloyd’s building in which managing agents underwrite insurance and reinsurance on behalf of their syndicate members (in this sense Lloyd’s should be understood as a market place); or (c) the Corporation of Lloyd’s which regulates and provides support services to the Lloyd’s market.

Loss; losses	An occurrence that is the basis for submission and/or payment of a claim. Whether losses are covered, limited or excluded from coverage is dependent on the terms of the policy.

Loss reserve	For an individual loss, an estimate of the amount the insurer expects to pay for the reported claim. For total losses, estimates of expected payments for reported and unreported claims. These may include amounts for claims expenses.

Managing agent	An underwriting agent which has permission from Lloyd’s to manage a syndicate and carry on underwriting and other functions for a member.

Net claims and claim expenses	The expenses of settling claims, net of recoveries, including legal and other fees and the portion of general expenses allocated to claim settlement costs (also known as claim adjustment expenses or loss adjustment expenses) plus losses incurred with respect to net claims.

Net claims and claim expense ratio	Net claims and claim expenses incurred expressed as a percentage of net premiums earned.

Net premiums earned	The portion of net premiums written during or prior to a given period that was actually recognized as income during such period.

Net premiums written	Gross premiums written for a given period less premiums ceded to reinsurers and retrocessionaires during such period.

Perils	This term refers to the causes of possible loss in the property field, such as fire, windstorm, collision, hail, etc. In the casualty field, the term “hazard” is more frequently used.

Profit commission	A provision found in some reinsurance agreements that provides for profit sharing. Parties agree to a formula for calculating profit, an allowance for the reinsurer’s expenses, and the cedant’s share of such profit after expenses.

Property insurance or reinsurance	Insurance or reinsurance that provides coverage to a person with an insurable interest in tangible property for that person’s property loss, damage or loss of use.

Property per risk	Reinsurance on a treaty basis of individual property risks insured by a ceding company.

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

Statutory accounting principles
Recording transactions and preparing financial statements in accordance with the rules and procedures prescribed or permitted by Bermuda, U.S. state insurance regulatory authorities including the National Association of Insurance Commissioners and/or in accordance with Lloyd’s specific principles, all of which generally reflect a liquidating, rather than going concern, concept of accounting.

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
Our largest estimated economic exposures arise from natural disasters and other catastrophes. We believe the consensus view of current scientific studies substantiates that the trend towards increased severity and frequency of weather-related natural disasters and catastrophes arises in part from climate change. In addition, we believe that climate-related change and shifting economic and demographic trends in catastrophe exposed regions may contribute to increases in the average economic value of expected losses. Further, we believe that the recent increase in catastrophic events is indicative of both permanent climate change impacts and transient climate variability.
A substantial portion of our property coverages may be adversely impacted by climate-related developments. While we have invested heavily to understand the influence of climate change on the weather and its impact on the risks that we take, we cannot predict with certainty the frequency or severity of tropical cyclones, wildfires or other natural catastrophes, and our risk assessments may not accurately reflect shifting environmental and climate-related risks. Unanticipated factors could lead to additional insured losses that exceed our current estimates, resulting in disruptions to or adverse impacts on our business, the market, or our clients. Further, some of our investments, such as catastrophe-linked securities and property catastrophe joint ventures or managed funds, could also be adversely affected by climate-related developments.
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
Unanticipated developments in the law as well as changes in social conditions could result in unexpected claims for coverage under our insurance and reinsurance contracts. These developments and changes may adversely affect us, perhaps materially, by, for example, imposing additional coverage obligations beyond our underwriting intent or increasing the number or size of claims to which we are subject. We believe that our underwriting results have been adversely impacted over recent periods by increasing fraud and abuses at the primary claims level, as well as other forms of social inflation, and that these trends may continue.

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
We market our insurance and reinsurance products worldwide through a limited number of insurance and reinsurance brokers, with three brokerage firms (Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher) accounting for 81.3% of our gross premiums written. As a result, the loss of a broker, through a merger, acquisition or otherwise, could result in the loss of a substantial portion of our business, which would reduce our premium volume and could have a material adverse effect on us. Further, due to the concentration of our brokers, they may have increased power to dictate the terms and conditions of our arrangements with them, which could have a negative impact on our business.
The (re)insurance industry is historically cyclical and the pricing and terms for our products may decline, which would affect our profitability and ability to maintain or grow premiums.
The (re)insurance industry has historically been cyclical by product and market. We are at a relatively attractive point in the cycle, characterized by price adequacy and stable terms and conditions. However, rates recently have, and may in the future, decrease in certain lines of business. If demand for our products falls or the supply of competing capacity continues to rise, our prospects for potential growth may be adversely affected. In particular, we might lose existing customers or suffer a decline in business during shifting market cycles, which we might not regain when industry conditions improve.
We believe the reinsurance industry will remain cyclical, and that we may return to soft market conditions in the future. Additionally, it is possible that increased access to capital, new technologies, including artificial intelligence, and other factors may reduce the duration or eliminate or significantly lessen the impact of any current or future hard reinsurance underwriting market. The cumulative impact of these risks could negatively impact our profitability and ability to maintain or grow premiums.
Retrocessional reinsurance may not be available to us on acceptable terms or provide the coverage we intended to obtain, or we may not be able to collect on claimed retrocessional coverage.
The retrocessional reinsurance that we purchase for our own account is generally subject to annual renewal. Even when reinsurance market conditions in general are strong, retrocessional market conditions may limit or prevent us from obtaining desired amounts of retrocessional reinsurance. For example, large catastrophe events have limited, and may in the future limit us from obtaining desired amounts of coverage on favorable terms. This could limit the amount of business we are willing to write or decrease the protection available to us following large loss events.
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
Competition and consolidation in the (re)insurance industry could adversely impact us. We face competition from a number of different sources, including insurers and reinsurers, nontraditional competitors and other entities funding reinsurance companies or using other financial products intended to compete with traditional reinsurance.
Competition for customers and access to risk has also increased and become more intense. We expect competition to continue to increase over time. Increased capital from competitors in the market has caused, and may in the future cause reductions in prices of our products or the duration or amplitude of attractive portions of the historical market cycles. Competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. Government sponsored (re)insurance funds or other initiatives may also adversely affect demand for insurance and reinsurance.
Along with increased competition, there has also been significant consolidation in the (re)insurance industry, including among our competitors, customers and brokers. If competitive pressures decrease the prices for our products, we would generally expect to reduce our future underwriting activities, resulting in lower premium volume and profitability. Any of the foregoing could adversely affect our business or results of operations.

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
Our success depends upon our ability to attract and retain our senior members of management and to attract and retain additional qualified personnel in the future. The loss of services of members of our senior management team and the uncertain transition of new members of our senior management team may strain our ability to execute our strategic initiatives, or make it more difficult to retain customers, attract or maintain our capital support, or meet other needs of our business. This risk may be particularly acute for us relative to some of our competitors because some of our senior executives work in countries where they are not citizens (such as Bermuda) and work permit and immigration issues could adversely affect the ability to retain or hire key persons.
The preparation of our consolidated financial statements requires us to make many estimates and judgments.
The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including claims and claim expense reserves), shareholders’ equity, revenues and expenses, and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to premiums written and earned, our net claims and claim expenses, reinsurance recoverable, fair value measurements and impairments and income taxes. We base our estimates on historical experience, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our judgments and estimates may not reflect, and may deviate materially from, our actual results. For more details on our estimates and judgments, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates.”
We are exposed to risks in connection with our management of capital on behalf of investors in joint ventures or other entities we manage.
Certain of our subsidiaries owe legal duties and obligations (including reporting, governance and allocation obligations) to third-party investors in our joint ventures and managed funds. In addition, certain of our operating subsidiaries are registered or authorized investment funds or licensed investment managers subject to laws and regulations relating to the management of third-party capital. Complying with these obligations, laws and regulations requires significant management time and attention. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable obligations, laws or regulations, which could result in significant liabilities, penalties or other losses to us and seriously harm our business and results of operations. We are also subject to risks stemming from our relationship to the entities through which we manage capital on behalf of, or transform risk for, investors, and the support that we are required to, or may, provide to them.
In addition, we are exposed to the risk that we may be unable to maintain, attract, or raise new capital for our joint ventures, managed funds and other private alternative investment vehicles, which could reduce our future fee income and market capacity, and thus negatively affect our results of operations and financial condition. For example, it is possible that substantial losses ceded to the alternative capital sector over a period of years, and restraints on capital return and maintenance of collateral for prior loss periods by a number of market participants, may contribute to a reduction in investor appetite to this product class in the near term.
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
Cybersecurity threats and incidents have increased in recent years, and we continue to be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platforms, including communications and data processing systems and our proprietary systems. We are also required to effect electronic transmissions with third parties including brokers, clients, vendors and others with whom we do business, as well as with our Board. We cannot guarantee that the controls and procedures we or third parties have in place to protect or recover our systems and information will be effective, successful or sufficiently rapid to avoid harm to our business or reputation. We also maintain cybersecurity insurance, but such coverage may not cover all costs associated with a breach, interruption or widespread failure of our information technology systems.
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
We have incurred indebtedness and may incur additional indebtedness in the future. For more details, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources—Capital Resources.”
The agreements governing our indebtedness require us and/or certain subsidiaries to comply with covenants that impose financial or operational restrictions, including requirements to maintain specific financial ratios or contain cross-default provisions to our other indebtedness. Failure to comply with these or other covenants could result in an event of default, an acceleration of repayment obligations, cross-default, or a loss of borrowing capacity if not cured or waived. Any such event could have a material adverse effect on our liquidity, financial condition, and results of operations.
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
We have historically derived a meaningful portion of our income from our invested assets, which are principally comprised of fixed maturity securities. Accordingly, our financial results are subject to a variety of investment risks, including risks relating to general economic conditions, inflation, market volatility, interest rate fluctuations, foreign currency risk, commodity risk, liquidity risk and credit and default risk. Volatility in global financial markets has impacted, and may continue to impact, the value of our investment portfolio and our strategic investments. Additionally, some of our investments are subject to prepayment or reinvestment risk. Our investment portfolio also includes securities with longer durations, which may be more susceptible to risks such as inflation. Changes in various factors, including prevailing interest rates and credit spreads may cause fluctuations in the market value of our fixed maturity investments. While the Federal Reserve reduced the federal funds target rate in 2025, further increases in interest rates could cause the market value of our investment portfolio to decrease, which could reduce our capital resources over the near-to medium-term. Conversely, any decline in interest rates could reduce our investment yield and net investment income, which would reduce our overall profitability over the medium- to long-term. Interest rates are highly sensitive to many factors, including governmental and monetary policies, inflation levels, domestic and international economic and political conditions, and other factors beyond our control.
A portion of our investment portfolio is allocated to other classes of investments including equity securities, catastrophe bonds, commodity derivatives, and interests in alternative investment vehicles such as private equity investments, private credit investments and hedge funds. For certain investments, under stressed financial conditions, the valuation on our consolidated balance sheets may differ significantly from the values that would be used if ready markets existed for the securities representing interests in the relevant investment vehicles. If we were to sell these assets (which may be necessary if we need liquidity to pay claims), it may be at significantly lower prices than we have recorded them. Furthermore, our interests in some of the investment classes described above are subject to restrictions on redemptions and sales that limit our ability to liquidate these investments in the short term. The performance of these classes of investments is also dependent on individual investment managers and investment strategies. It is possible that these investment managers managing these investments will leave, the investment strategies will become ineffective or that the managers will fail to follow our investment guidelines. Our investment portfolio may become concentrated in a limited number of issuers or have significant exposure to certain geographic areas, economic sectors or economic scenarios. Concentration of investments can increase investment risk and portfolio volatility. Any of the foregoing could result in a decline in our investment performance and capital resources, and accordingly, adversely affect our financial results.
We may be adversely impacted by inflation.
The principal markets in which we operate are susceptible to monetary inflation, which could cause loss costs to increase, impact the performance of our investment portfolio, and borrowing costs to increase. We believe the risks of inflation across our key markets are broadly balanced following a reduction in inflation in the United States and elsewhere. In particular, widespread economic factors such as government deficit spending, wage increases and supply chain disruptions have contributed to, and may continue to contribute to, significant inflationary pressures. The impact of inflation on loss costs could be more pronounced for those lines of business that are long tail in nature, as they require a relatively long period of time to finalize and settle claims. Changes in the level of inflation may also result in an increased level of uncertainty in our estimation of loss reserves, particularly for long tail lines of business, and may require us to strengthen reserves, with a corresponding reduction in our net income in the period in which the deficiency is identified. Unanticipated higher inflation could also lead to higher interest rates, which would decrease or create volatility in the value of our fixed income securities and potentially other investments. Higher inflation may lead to currency fluctuations, and we have in the past, and may in the future, experience increased volatility on foreign exchange gains and losses in our consolidated financial statements as a result. If inflation remains elevated for a prolonged period or increases further, any of the risks described above could be exacerbated, and the impact on the global economy generally and on our customers could negatively affect our business, financial condition and results of operations.
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
We may be affected by adverse economic factors outside of our control, including a weaker macroeconomic environment, and international socio-political and geopolitical events.
A slowdown in economic activity may result from macroeconomic volatility, central bank policies, and international events involving war or civil, political, or social unrest, or energy prices or from other factors outside of our control. For example, ongoing conflicts globally may expand, which could increase our potential exposures or have far-reaching impacts on the global economy. Additionally, governmental, business and societal responses to such events, such as sanctions, trade restrictions, increased unemployment, and supply chain disruptions could worsen the impact of such events and could have an impact on our business and on our customers’ businesses. Any such events could increase our probability of losses, which may be exacerbated by our exposure to certain lines of business that we write. These events could also reduce the demand for insurance and reinsurance, which would reduce our premium volume and could have a material adverse effect on our business and results of operations.
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
Our exposure to significant catastrophic events may cause significant volatility in our operating and capital needs. To the extent that our existing capital is insufficient to support our future operating requirements, we may need to raise additional funds through financings or limit our growth. Any further equity, debt or hybrid financings if available at all, may be on terms that are unfavorable to us. We are also exposed to the risk that the contingent capital facilities we have in place may not be available as expected. Changes to our credit ratings, or the capital models and rating methodologies used by ratings agencies, may also impact our ability to access capital.
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
Our operating subsidiaries conduct business globally and are subject to varying degrees of regulation and supervision in multiple jurisdictions. See “Part I, Item 1. Business—Regulation.” These statutes, regulations and policies may, among other things, restrict the ability of our subsidiaries, joint ventures or managed funds to write certain business, make certain investments and distribute funds. We may not be able to comply fully with, or obtain appropriate exemptions from, these statutes and regulations, which could result in restrictions on our ability to do business or undertake activities that are regulated in these jurisdictions, which could subject us to fines and/or penalties. Our current or future business strategy could cause one or more of our subsidiaries to become subject to some form of more onerous regulation in the future. Any failure to comply with current or future applicable laws or regulations could result in restrictions on our ability to do business or undertake activities that are regulated in these jurisdictions, which could subject us to fines and other penalties. In addition, changes in the laws or regulations to which our operating subsidiaries are subject or in their interpretation could have an adverse effect on our business.
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

The International Association of Insurance Supervisors has adopted a Common Framework for the Supervision of Internationally Active Insurance Groups, which is focused on both quantitative and qualitative measures that are expected to enhance the group-wide supervision of IAIGs. As part of ComFrame, the IAIS developed global risk-based insurance capital standards that, if applied to us, could increase our prescribed capital requirement, the level of regulatory scrutiny on the level of capital we maintain, limit intercompany capital transactions, suspend debt repayments, and significantly increase our cost of regulatory compliance. The BMA embedded the ComFrame group supervision requirements, including the risk-based insurance capital standards, in the Insurance Act and related regulations in December 2025.
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
We are incorporated in Bermuda and many of our operating companies are domiciled in Bermuda. Therefore, changes in Bermuda law and regulation may have an adverse impact on our operations, such as increased regulatory supervision or the imposition of corporate income tax. The Corporate Income Tax Act 2023, discussed below, is an example of a material change in Bermuda law.
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
The insurance and reinsurance regulatory framework is subject to heavy scrutiny by the U.S. and individual state governments, as well as a number of international authorities, and we believe it is likely this will continue into the foreseeable future.
We could also be adversely affected by proposals or enacted legislation that provide for reinsurance capacity in markets and to consumers that we target, expand the scope of coverage under existing policies for perils such as hurricanes or earthquakes or for a pandemic disease outbreak, mandate the terms of insurance and reinsurance policies, or establish a new federal insurance regulator or otherwise revise laws, regulations, or contracts under which we operate, which may disproportionately benefit the companies of one country over those of another. Moreover, government-backed entities may represent competition for the coverages we provide, either directly or by competing for the business of our customers, thereby reducing the potential amount of third-party private protection our clients may need or desire.
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
Our business may be affected by governmental and societal responses to climate-related matters.
In addition to the potential impacts that environmental events may have on our business, there are also risks to our business related to a transition to a lower carbon economy, including increased governmental and regulatory scrutiny related to climate-related risk and greenhouse gas emissions. Our investment assets may be affected by market shifts away from carbon-intensive sectors, increased costs of greenhouse gases, and reduced profitability in sectors that produce or rely on carbon-based fuels, or by societal or market shifts related to these trends. Additionally, demand for insurance coverage could be negatively impacted to the extent that carbon-intensive businesses are impacted by this transition, and claims and losses related to those industries could increase, either of which could have a material negative effect on our business and results of operations.
Climate-related concerns have led, and may continue to lead, to new regulatory responses. New laws and regulations relating to sustainability and climate-related matters have been adopted and continue to be considered in various jurisdictions. These laws and regulations include specific disclosure requirements or obligations, that may result in additional investments and implementation of new practices and reporting processes, all entailing additional compliance costs and risk. For example, various jurisdictions are in the process of implementing the International Sustainability Standards Board requirements which requires enhanced disclosure of climate and sustainability-related risks, opportunities and impacts. This directive, along with other current or proposed regulations, could significantly increase compliance burdens and associated regulatory costs and complexity.
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
U.S. persons may be subject to adverse U.S. federal income tax treatment with respect to an investment in our shares under the “controlled foreign corporation,” “related person insurance income,” or PFIC provisions of the U.S. Internal Revenue Code of 1986, as amended. Such provisions may apply to a U.S. person who owns (or is considered to own under applicable tax rules) 10% or more of our shares if RenaissanceRe or any of our non-U.S. subsidiaries is considered a controlled foreign corporation in any year, and to a U.S. person who owns any of our shares if RenaissanceRe is considered a PFIC or any of our non-U.S. subsidiaries generates gross related person insurance income that constitutes 20% or more of its gross insurance income in any year. RenaissanceRe and certain of our non-U.S. subsidiaries may be controlled foreign corporations for these purposes. Further, we believe that RenaissanceRe should not be characterized as a PFIC and currently anticipate that the gross related person insurance income of each of our non-U.S. insurance subsidiaries will constitute less than 20% of its gross insurance income for any taxable year in the foreseeable future. However, the application of these provisions is complex, subject to legal uncertainties and dependent on facts that may change from time to time and of which we may have limited knowledge. Accordingly, we can provide no assurances that any of these provisions will not apply for any taxable year.
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
In addition, in December 2021, the OECD/G20 Inclusive Framework on BEPS approved global anti-base erosion model rules (the “GloBE Rules”) that generally would require large multinational groups to calculate the effective tax rate in each of the jurisdictions in which they operate and pay an additional top-up tax where the group’s effective tax rate in a jurisdiction is below 15%. The OECD has issued and is expected to continue to issue commentary and administrative guidance interpreting and expanding the GloBE Rules. Certain jurisdictions where we operate have brought into effect laws implementing all or a portion of the Pillar II Rules or other changes in response to the Pillar II Rules, or are in the process of doing so, and other jurisdictions may do so in the future.
Further, in response to the Pillar II Rules, Bermuda adopted the Corporate Income Tax Act 2023, the “CIT” on December 27, 2023. Effective January 1, 2025, the CIT generally imposes a 15% income tax on our profits generated in Bermuda (except for profits earned by our joint ventures and managed funds), notwithstanding any assurances that may have been provided pursuant to the Exempted Undertakings Tax Protection Act 1966. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment or expected enactment of the Pillar II Rules by many of the jurisdictions in which we operate.
On January 15, 2025, the OECD issued administrative guidance on Article 9.1 of the Pillar II Rules. This guidance, if incorporated into the laws of the jurisdictions in which we operate, could cause additional top-up taxes pursuant to the Pillar II Rules to the extent the net deferred tax asset we established upon enactment of the CIT in 2023 pursuant to the economic transition adjustment (approximately $640 million as of December 31, 2025) reverses after 2026. It is uncertain whether Bermuda or the other jurisdictions in which we operate will amend their laws as a result of this guidance. To the extent the jurisdictions in which we operate incorporate this guidance into their own laws, our future cash tax savings from the reversal of the deferred tax asset could be limited to the portion of the deferred tax asset that is expected to reverse in 2026.

Our tax liabilities and reporting obligations have increased and may continue to increase as a result of the implementation of the CIT in Bermuda and the Pillar II Rules in other jurisdictions where we operate. These and any other changes in tax laws, tax treaties or tax regulations or the interpretation or enforcement thereof by taxation authorities in the jurisdictions in which we operate may materially adversely affect our results of operations.
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
Some provisions of our bye-laws may discourage third parties from making unsolicited takeover bids or prevent the removal of our current board of directors and management. In particular, our bye-laws prohibit transfers of our capital shares if the transfer would result in a person owning or controlling shares that constitute 9.9% or more of any class or series of our shares, unless otherwise waived at the discretion of the Board. In addition, our bye-laws reduce the total voting power of any shareholder owning, directly or indirectly, beneficially or otherwise, more than 9.9% of our common shares to not more than 9.9% of the total voting power of our shares unless otherwise waived at the discretion of the Board. These provisions may make it more difficult to acquire control of us by means of a tender offer, open market purchase, proxy contest or otherwise and could discourage a prospective acquirer from making a tender offer or otherwise attempting to obtain control of us, even if our shareholders might deem such transactions to be in their best interests. As a result, these provisions could limit the ability of shareholders to realize takeover premiums for their shares or depress the market price of the shares.
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
Some jurisdictions in which our insurance and reinsurance subsidiaries operate have laws and regulations that require regulatory approval of a change in control of an insurer or an insurer’s holding company. Where such laws apply to us and our subsidiaries, there can be no effective change in our control unless the person seeking to acquire control has filed a statement with the regulators and has obtained prior approval for the proposed change from such regulators. Under these laws, control is typically presumed when a person acquires, directly or indirectly, 10% or more of the voting power of the insurance company or its parent, although this presumption is rebuttable.
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
Information security and privacy are important concerns, with an escalating cyber-threat environment and evolving regulatory requirements driving continued investment in this area. Our information security program is designed to meet or exceed industry best practices and is integrated into our broader ERM framework. We are subject to a number of cybersecurity and data privacy laws and regulations, such as those promulgated by the BMA, Office of the Privacy Commission, NYDFS, MIA, and the EU. Pursuant to applicable regulations, we have established and maintain a cybersecurity program designed to protect our information technology systems and data. Our program is designed to comply with all applicable cybersecurity regulatory requirements, including disclosure requirements, and we continue to evaluate and assess our compliance in the changing regulatory environment. It is likely that we will be subject to new regulations that could adversely affect our operations or ability to write business profitably in one or more jurisdictions. We cannot predict what, if any, regulatory actions may be taken with regard to “big data” or emerging technologies, such as artificial intelligence, but any actions could have a material impact on our business, business processes, financial condition, and results of operations. In addition, we have at times obtained certain cybersecurity certifications, supported by independent third-party assessments.
We have in place, and seek to continuously improve, a comprehensive system of security controls, managed by a dedicated staff. We also engage reputable third parties to perform a variety of services, including continuous monitoring of our information systems, incident response or management services, cyber-forensic investigation services, and periodic security penetration testing. In addition, we are subject to independent assessment and review by regulators and external auditors, as well as periodic audits of our security controls by our independent internal audit team. We provide regular security risk education and awareness training sessions for all staff. We maintain an ongoing internal third-party cybersecurity risk assessment program to identify potential cybersecurity threats associated with our use of third-party service providers, and consider these assessments when selecting and engaging service providers with periodic re-evaluations. See “Part I, Item 1A. Risk Factors” for additional information on information technology and cybersecurity-related risks that may impact us and our financial results.
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
Our Board and its Audit Committee are supported in their oversight of information technology and cybersecurity matters and risks by two management committees, the Operational Risk and Resilience Committee and the Information Security Steering Committee (the “ISSC”), both of which regularly report to the Audit Committee. Our management team typically reports to the Board on cybersecurity matters on a quarterly basis. The ISSC is responsible for providing management oversight for our cybersecurity risk management program, and its membership includes our Chief Technology Officer and Chief Information

Security Officer, among other members of senior management. Our Chief Technology Officer and Chief Information Security Officer have each served in various roles in information technology and/or information security for many years, and have extensive information technology and cybersecurity experience. The Chief Technology Officer, and Chief Information Security Officer, alongside other multidisciplinary teams across the Company, work to implement the prevention, detection, mitigation and remediation of cybersecurity incidents. The broad, cross-functional management team leverages significant experience and expertise across a range of areas, including risk management, technology, and legal and regulatory affairs, among others, for assessing and managing cybersecurity risks.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND NUMBER OF HOLDERS
Our common shares are listed on the NYSE under the symbol “RNR.” On February 6, 2026, there were 97 holders of record of our common shares.
DIVIDENDS
On February 11, 2026, RenaissanceRe’s Board approved a quarterly dividend of $0.41 per common share on its common shares. The dividend is payable on March 31, 2026, to shareholders of record on March 13, 2026. The declaration and payment of future dividends is at the sole discretion of our Board after taking into account various factors, including our financial condition, settlement indemnifications, operating results, available cash and current and anticipated cash needs.
PERFORMANCE GRAPH
The following graph compares the cumulative return on our common shares, including reinvestment of our dividends on our common shares, to such return for the S&P 500 Index and the S&P Composite 1500 Property & Casualty Insurance Index for the five-year period commencing December 31, 2020 and ending December 31, 2025, assuming $100 was invested on December 31, 2020. Each measurement point on the graph below represents the cumulative shareholder return as measured by the last sale price at the end of each calendar year during the period from January 1, 2021 through December 31, 2025. As depicted in the graph below, during this period, the cumulative return was (1) 76.4% on our common shares; (2) 96.2% for the S&P 500 Index; and (3) 121.7% for the S&P Composite 1500 Property & Casualty Insurance Industry Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN

$220
$200
$180
$160
$140
$120
$100
$80
Dec 31, 2020
Dec 31, 2021
Dec 31, 2022
Dec 31, 2023
Dec 31, 2024
Dec 31, 2025
RNR
S&P 500
S&P 1500 P&C

ISSUER REPURCHASES OF EQUITY SECURITIES
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on November 5, 2025 and again on February 11, 2026. Unless terminated earlier by our Board, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the fourth quarter of 2025, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Repurchase Program		Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$615,002
October 1 - 31, 2025	1,627,646	$250.16	—	$—	1,627,646	$250.16	$207,832
November 1 - 30, 2025 (1)	519,595	$263.34	7,568	$254.09	512,027	$263.48	$648,093
December 1 - 31, 2025	396,672	$273.28	12	$263.96	396,660	$273.28	$539,694
Total	2,543,913	$256.46	7,580	$254.11	2,536,333	$256.46	$539,694

(1)On November 5, 2025, our Board approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During 2025, we repurchased 6,434,503 common shares at an aggregate cost of $1.6 billion and an average price of $247.62 per common share. At December 31, 2025, $539.7 million remained available for repurchase under the share repurchase program. Subsequent to December 31, 2025 and through the period ended February 6, 2026, we repurchased 470,930 common shares at an aggregate cost of $130.0 million and an average price of $276.04 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for 2025 compared to 2024, as well as our liquidity and capital resources at December 31, 2025. This discussion and analysis should be read in conjunction with the audited consolidated financial statements and notes thereto included in this filing. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.” For a discussion and analysis of our results of operations for 2024 compared to 2023, please refer to the disclosures set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 51-99 of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 12, 2025.
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
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily though delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds, which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new opportunities, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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
Our expenses primarily consist of: (1) net claims and claim expenses incurred on the policies of reinsurance and insurance we sell; (2) acquisition costs, which typically represent a percentage of the premiums we write; (3) operational expenses, which primarily consist of personnel expenses, rent and other expenses; (4) corporate expenses, which include certain executive, legal and consulting expenses, costs for research and development, transaction and integration-related expenses, and other miscellaneous costs, including those associated with operating as a publicly traded company; (5) interest and dividends related to our debt, preference shares and common shares; and (6) income taxes. Historically, the majority of our income has been earned in Bermuda, which did not have a corporate income tax, so the tax impact to our operations has been minimal. On December 27, 2023, the Government of Bermuda announced the implementation of a 15% CIT, which became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by our joint ventures and managed funds) are subject to a 15% corporate income tax. We generally expect that the profits generated in Bermuda on or after January 1, 2025 by our consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, will also be taxed at 15% as a result of the enactment Pillar II Rules by many of the jurisdictions in which we operate. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
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
Impact of Redeemable Noncontrolling Interest in our Results
We manage several entities - DaVinci, Fontana, Medici, and Vermeer - where we control the decision making authority through ownership of the voting interests but do not own all of the economic interest. As a result of our control, we include the full financial results of these entities in our consolidated financial statements. However, since we do not own all of the economic interest in these entities, we do not ultimately retain all of the economic outcomes they generate. Rather, portions of these entities’ economic outcomes are due to third-party investors who hold noncontrolling interests in these entities and are ultimately allocated to such third-party investors.
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
Launch of Medici UCITS
In March 2025 we launched Medici UCITS, a new Irish domiciled property catastrophe bond fund, a sub-fund of RenaissanceRe Medici ICAV. Medici UCITS is purpose-built to provide European and other global investors with access to RenaissanceRe’s catastrophe bond investment strategy through a dedicated European-regulated UCITS structure. Medici UCITS launched with $341.5 million in total capital, made up of a combination of primarily existing partner capital, new partner capital and a $140.0 million co-investment from the Company. At launch, Medici UCITS was seeded by a transfer in kind of catastrophe bonds of Medici. Medici UCITS is intended to complement our existing catastrophe bond fund, Medici, and both Medici UCITS and Medici share substantially similar investment guidelines and risk appetites. Medici is consolidated within our results, whereas Medici UCITS is not controlled by us, and is therefore not consolidated within our results. RenaissanceRe’s investment in Medici UCITS appears as a fund investment and is accounted for at fair value. The transactions related to the launch of Medici UCITS appear in our financial statements as a reduction in the overall net asset value of Medici of $316.5 million at December 31, 2025, and our investment in Medici UCITS appears as a fund investment of $154.5 million at December 31, 2025. Refer to “Note 5. Investments” in our “Notes to the Consolidated Financial Statements” for additional information related to our investment in Medici UCITS.

SELECTED CONSOLIDATED FINANCIAL DATA
The following tables set forth our selected consolidated financial data and other financial information at the end of and for each of the years in the five-year period ended December 31, 2025. The results of Validus are included in our consolidated financial data from November 1, 2023. The selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes thereto and the other information in this “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Year ended December 31,	2025	2024	2023	2022	2021
(in thousands, except share and per share data and percentages)
Statements of Operations Data:
Gross premiums written	$11,738,420	$11,733,066	$8,862,366	$9,213,540	$7,833,798
Net premiums written	9,870,200	9,952,216	7,467,813	7,196,160	5,939,375
Net premiums earned	9,901,182	10,095,760	7,471,133	6,333,989	5,194,181
Net investment income	1,703,475	1,654,289	1,253,110	559,932	319,479
Net realized and unrealized gains (losses) on investments	1,181,268	(27,840)	414,522	(1,800,485)	(218,134)
Net claims and claim expenses incurred	5,615,839	5,332,981	3,573,509	4,338,840	3,876,087
Acquisition expenses	2,550,823	2,643,867	1,875,034	1,568,606	1,214,858
Operational expenses	464,477	496,588	375,182	276,691	212,184
Underwriting income (loss)	1,270,043	1,622,324	1,647,408	149,852	(108,948)
Net income (loss)	3,617,743	2,960,532	3,620,127	(1,159,816)	(103,440)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	2,646,959	1,834,985	2,525,757	(1,096,578)	(73,421)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	56.03	35.21	52.27	(25.50)	(1.57)
Dividends per common share	1.60	1.56	1.52	1.48	1.44
Weighted average common shares outstanding – diluted	46,483	51,339	47,607	43,040	47,171
Return on average common equity	25.9%	19.3%	40.5%	(22.0)%	(1.1)%
Combined ratio	87.2%	83.9%	77.9%	97.7%	102.1%

At December 31,	2025	2024	2023	2022	2021
Balance Sheet Data:
Total investments	$36,073,209	$32,639,456	$29,216,143	$22,220,436	$21,442,659
Total assets	53,800,390	50,707,550	49,007,105	36,552,878	33,959,502
Reserve for claims and claim expenses	22,302,345	21,303,491	20,486,869	15,892,573	13,294,630
Unearned premiums	6,028,174	5,950,415	6,136,135	4,559,107	3,531,213
Debt	2,329,201	1,886,689	1,958,655	1,170,442	1,168,353
Capital leases	20,426	21,010	21,540	22,020	22,459
Preference shares	750,000	750,000	750,000	750,000	750,000
Total shareholders’ equity attributable to RenaissanceRe	11,608,657	10,574,012	9,454,958	5,325,274	6,624,281
Common shares outstanding	43,962	50,181	52,694	43,718	44,445

Book value per common share	$247.00	$195.77	$165.20	$104.65	$132.17
Accumulated dividends	29.68	28.08	26.52	25.00	23.52
Book value per common share plus accumulated dividends	$276.68	$223.85	$191.72	$129.65	$155.69
Change in book value per common share plus change in accumulated dividends	27.0%	19.4%	59.3%	(19.7)%	(3.5)%

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
The following table summarizes our reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At December 31, 2025	Case Reserves	ACR	IBNR	Total
(in thousands)
Property	$1,797,427	$1,679,848	$2,208,709	$5,685,984
Casualty and Specialty	3,393,451	327,941	12,894,969	16,616,361
Total	$5,190,878	$2,007,789	$15,103,678	$22,302,345

At December 31, 2024
(in thousands)
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

Activity in the reserve for claims and claim expenses is summarized as follows:

Year ended December 31,	2025	2024
(in thousands)
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$16,822,101	$15,142,583
Net incurred related to:
Current year	6,706,772	6,184,315
Prior years	(1,090,933)	(851,334)
Total net incurred	5,615,839	5,332,981
Net paid related to:
Current year	969,151	488,450
Prior years	3,359,634	3,109,360
Total net paid	4,328,785	3,597,810
Foreign exchange and other (1)	293,277	(55,653)
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,402,432	16,822,101
Reinsurance recoverable, end of period	3,899,913	4,481,390
Reserve for claims and claim expenses, end of period	$22,302,345	$21,303,491

(1)Reflects the impact of the foreign exchange revaluation of the reserve for claims and claim expenses, net of reinsurance recoverable, denominated in non-U.S. dollars as at the balance sheet date, as well as reinsurance transactions accounted for under retroactive reinsurance accounting.
The following table details our net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

Year ended December 31,	2025	2024
(in thousands)
Property	$(1,089,196)	$(818,852)
Casualty and Specialty	(1,737)	(32,482)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,090,933)	$(851,334)

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
Property Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Property segment is our estimate of incurred claims and claim expenses. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Property segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2025 differ from our initial accident year estimates and demonstrate that our most recent estimate of incurred claims and claim expenses are reasonably likely to vary from our initial estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development, in comparison, for accident years where our current estimates are higher than our original estimates we have experienced adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoveries. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims and claim expenses denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Property segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2025.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$586,563	$605,891	$576,554	$552,931	$524,648	$519,806	$537,039	$521,120	$520,790	$523,815
2017	—	1,964,244	1,826,456	1,699,976	1,682,099	1,619,508	1,576,459	1,544,122	1,520,082	1,483,791
2018	—	—	1,283,450	1,360,270	1,299,592	1,179,090	1,160,168	1,109,124	1,081,446	1,064,747
2019	—	—	—	1,188,587	1,167,401	1,068,259	1,007,367	949,443	954,719	946,725
2020	—	—	—	—	1,987,549	2,104,982	2,117,618	2,050,640	2,015,930	1,975,495
2021	—	—	—	—	—	2,854,523	2,887,782	2,787,188	2,563,026	2,498,844
2022	—	—	—	—	—	—	2,588,892	2,487,486	2,096,906	1,878,473
2023	—	—	—	—	—	—	—	1,481,513	1,391,373	1,127,806
2024	—	—	—	—	—	—	—	—	1,968,337	1,499,782
2025	—	—	—	—	—	—	—	—	—	2,530,317
Total										$15,529,795

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
Sensitivity Analysis
The table below shows the impact on our reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2025 of a reasonable range of possible outcomes associated with our estimates of gross ultimate losses for claims and claim expenses incurred within our Property segment. The reasonable range of possible outcomes is based on a distribution of outcomes of our ultimate incurred claims and claim expenses from large losses. In addition, we adjust the loss ratios and development curves in our other property lines of business in a similar fashion to the sensitivity analysis performed for our Casualty and Specialty segment, discussed in greater detail below. In general, our reserve for claims and claim expenses for more recent losses are subject to greater uncertainty and, therefore, greater variability and are likely to experience material changes from one period to the next. This is due to uncertainty with respect to the size of the industry losses, which contracts have been exposed to the loss and the magnitude of claims incurred by our clients. As our claims age, more information becomes available and we believe our estimates become more certain, although there is no assurance this trend will continue in the future. As a result, the sensitivity analysis below is based on the age of each accident year, our current estimated incurred claims and claim expenses for the losses occurring in each accident year, and a reasonable range of possible outcomes of our current estimates of claims and claim expenses by accident year. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, income tax benefit (expense), or redeemable noncontrolling interest.

(in thousands, except percentages)	Reserve for Claims and Claim Expenses at December 31, 2025	$ Impact of Change Reserve for Claims and Claim Expenses at December 31, 2025	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2025	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2025	% Impact of Change on Shareholders’ Equity at December 31, 2025
Higher	$6,184,837	$498,853	2.2%	(13.8)%	(4.3)%
Recorded	$5,685,984	$—	—%	—%	—%
Lower	$5,345,243	$(340,741)	(1.5)%	9.4%	2.9%

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
Casualty and Specialty Segment
Actual Results vs. Initial Estimates
As discussed above, the key assumption in estimating reserves for our Casualty and Specialty segment is our estimate of incurred claims and claim expenses. Standard actuarial techniques are used to calculate the ultimate claims and claim expenses. The key assumptions in the determination of ultimate claims and claim expenses include the estimated incurred claims and claim expenses ratio and the estimated loss reporting patterns. The table below shows our initial estimates of incurred claims and claim expenses for each accident year and how these initial estimates have developed over time. The initial estimate of accident year incurred claims and claim expenses represents our estimate of the ultimate settlement and administration costs for claims incurred in our Casualty and Specialty segment occurring during a particular accident year, and as reported as of December 31 of that year. The re-estimated incurred claims and claim expenses as of December 31 of subsequent years, represent our revised estimates as reported as of those dates. Our most recent estimates as reported at December 31, 2025 differ from our initial accident year estimates and demonstrates that our initial estimate of incurred claims and claim expenses are reasonably likely to vary from our most recent estimate, perhaps significantly. Changes in this estimate will be recorded in the period in which they occur. In accident years where our current estimates are lower than our initial estimates, we have experienced favorable development while accident years where our current estimates are higher than our original estimates indicate adverse development. The table is presented on a net basis and, therefore, includes the benefit of reinsurance recoverable. In addition, we have included historical incurred claims and claim expenses development information related to Platinum, TMR and Validus in the table below. For incurred accident year claims denominated in currencies other than USD, we have used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred accident year claims development information included in the table below.

The following table details our Casualty and Specialty segment incurred claims and claim expenses, net of reinsurance, as of December 31, 2025.

	Incurred Claims and Claim Expenses, Net of Reinsurance
(in thousands)	For the year ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$1,317,279	$1,308,376	$1,297,204	$1,291,085	$1,239,494	$1,257,200	$1,270,683	$1,256,933	$1,262,553	$1,272,131
2017	—	1,681,048	1,635,048	1,680,274	1,616,593	1,644,987	1,650,790	1,671,292	1,706,972	1,719,436
2018	—	—	1,669,048	1,815,006	1,810,237	1,808,702	1,809,309	1,893,904	1,931,984	1,970,296
2019	—	—	—	1,554,582	1,562,038	1,568,162	1,602,189	1,683,829	1,747,576	1,808,556
2020	—	—	—	—	2,445,460	2,335,016	2,335,202	2,382,073	2,349,355	2,332,324
2021	—	—	—	—	—	2,807,592	2,670,614	2,573,363	2,524,016	2,523,431
2022	—	—	—	—	—	—	3,391,205	3,243,085	3,112,166	3,131,988
2023	—	—	—	—	—	—	—	3,810,310	3,830,464	3,751,187
2024	—	—	—	—	—	—	—	—	4,210,408	4,132,698
2025	—	—	—	—	—	—	—	—	—	4,187,547
Total										$26,829,594

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
Sensitivity Analysis
The table below shows the impact on our Casualty and Specialty segment reserve for claims and claim expenses, net income (loss) and shareholders’ equity as of and for the year ended December 31, 2025, of a reasonable range of possible outcomes associated with a variety of reasonable actuarial assumptions for our estimates of gross ultimate claims and claim expense ratios and loss reporting patterns. The impact on net income (loss) and shareholders’ equity assumes no increase or decrease in reinsurance recoveries, loss related premium or profit commission, income tax benefit (expense), or redeemable noncontrolling interest.

(in thousands, except percentages)	Estimated Loss Reporting Pattern	$ Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2025	% Impact of Change on Reserve for Claims and Claim Expenses at December 31, 2025	% Impact of Change on Net Income (Loss) for the Year Ended December 31, 2025	% Impact of Change on Shareholders’ Equity at December 31, 2025
Increase expected claims and claim expense ratio by 10%	Slower reporting	$2,712,908	12.2%	(75.0)%	(23.4)%
Increase expected claims and claim expense ratio by 10%	Expected reporting	$1,628,436	7.3%	(45.0)%	(14.0)%
Increase expected claims and claim expense ratio by 10%	Faster reporting	$689,962	3.1%	(19.1)%	(5.9)%
Expected claims and claim expense ratio	Slower reporting	$988,480	4.4%	(27.3)%	(8.5)%
Expected claims and claim expense ratio	Expected reporting	$—	—%	—%	—%
Expected claims and claim expense ratio	Faster reporting	$(855,267)	(3.8)%	23.6%	7.4%
Decrease expected claims and claim expense ratio by 10%	Slower reporting	$(691,464)	(3.1)%	19.1%	6.0%
Decrease expected claims and claim expense ratio by 10%	Expected reporting	$(1,583,953)	(7.1)%	43.8%	13.6%
Decrease expected claims and claim expense ratio by 10%	Faster reporting	$(2,356,013)	(10.6)%	65.1%	20.3%

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
Premiums and Related Expenses
Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent revisions to premium estimates are recorded in the period in which they are determined. Unearned premiums represents the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Amounts are computed by pro rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms. Reinstatement premiums are earned when written.
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
We estimate our provision for current expected credit losses by applying specific percentages against each premiums receivable based on the counterparty’s credit ratings. The percentages applied are based on information received from both insureds and ceding companies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2025, our premiums receivable balance was $7.3 billion (2024 - $7.3 billion). Of this amount, the majority are receivables from highly rated counterparties. At December 31, 2025, the provision for current expected credit losses on premiums receivable was $3.2 million (2024 - $4.6 million).
Refer to “Note 7. Reinsurance,” in our “Notes to the Consolidated Financial Statements” for additional information on premiums receivable.
Reinsurance Recoverable
We enter into retrocessional reinsurance agreements in order to help reduce our exposure to large losses and to help manage our risk portfolio. Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed (re)insurance. For multi-year retrospectively rated contracts, we accrue amounts (either assets or liabilities) that are due to or from our retrocessionaires based on estimated contract experience. If we determine that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined.
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
We estimate our provision for current expected credit losses by applying specific percentages against each reinsurance recoverable based on our counterparty’s credit rating. The percentages applied are based on historical industry default statistics developed by major rating agencies and are then adjusted by us based on industry knowledge and our judgment and estimates. We then evaluate the overall adequacy of the provision for current expected credit losses based on other qualitative and judgmental factors. At December 31, 2025, our reinsurance recoverable balance was $3.9 billion (2024 - $4.5 billion). Of this amount, 46.9% is fully collateralized by our reinsurers, 51.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.6% is recoverable from reinsurers rated lower than A- by major rating agencies (2024 - 55.7%, 43.2% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 12.6%, 10.1% and 7.0%, respectively, of our reinsurance recoverable balance at December 31, 2025 (2024 - 12.6%, 11.0% and 8.3%, respectively). The provision for current expected credit losses recorded against reinsurance recoverable was $13.2 million at December 31, 2025 (2024 - $11.7 million). The three largest company-specific components of the provision for current expected credit losses represented 20.4%, 17.2% and 4.8%, respectively, of our total provision for current expected credit losses at December 31, 2025 (2024 - 23.9%, 7.2% and 5.9%, respectively).
Refer to “Note 7. Reinsurance,” in our “Notes to the Consolidated Financial Statements” for additional information on reinsurance recoverable.
Fair Value Measurements and Impairments
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
At December 31, 2025, we classified $182.1 million and $0.1 million of our assets and liabilities, respectively, at fair value on a recurring basis using Level 3 inputs (2024 - $45.8 million and $2.4 million, respectively). This represented 0.3% and 0.0% of our total assets and liabilities, respectively (2024 - 0.1% and 0.0%, respectively). Level 3 fair value measurements are based on valuation techniques that use at least one significant input that is unobservable. These measurements are made under circumstances in which there is little, if any, market activity for the asset or liability. We use valuation models or other pricing techniques that require a variety of inputs including contractual terms, market prices and rates, yield curves, credit curves, measures of volatility including credit spreads and projected cash flows, prepayment rates and correlations of such inputs, some of which may be unobservable, to value these Level 3 assets and liabilities.
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
As a result of our impairment assessment performed during the second half of 2025, the Company determined that there was no impairment during 2025, and therefore the Company recorded no intangible asset impairment or goodwill charge during the year ended December 31, 2025. Refer to “Note 4. Goodwill and Other Intangible Assets” in our “Notes to the Consolidated Financial Statements” for additional information.
As at December 31, 2025, excluding the amounts recorded in investments in other ventures, under the equity method, as noted below, our consolidated balance sheets include $300.5 million of goodwill (2024 - $300.5 million) and $332.6 million of other intangible assets (2024 - $403.6 million). Impairment charges related to these balances were $Nil during 2025 (2024 - $13.8 million). Refer to “Note 3. Acquisition of Validus” in our “Notes to the Consolidated Financial Statements” for additional information with respect to goodwill and intangible assets acquired in connection with the Validus Acquisition. In the future, it is possible we will hold more goodwill and intangible assets, which would increase the degree of judgment and uncertainty embedded in our financial statements, and potentially increase the volatility of our reported results.
Investments in Other Ventures, Under Equity Method
Investments in which we have significant influence over the operating and financial policies of the investee are classified as investments in other ventures, under equity method, and are accounted for under the equity method of accounting. Under this method, we record our proportionate share of income or loss from such investments in our results for the period. Any decline in the value of investments in other ventures, under equity method, including goodwill and other intangible assets arising upon acquisition of the investee, considered by management to be other-than-temporary, is reflected in our consolidated statements of operations in the period in which it is determined. As of December 31, 2025, we had $121.9 million (2024 - $102.8 million) in investments in other ventures, under equity method on our consolidated balance sheets, including $8.7 million of goodwill and $0.2 million of other intangible assets (2024 - $8.7 million and $0.2 million). The carrying value of our investments in other ventures, under equity method, individually or in the aggregate, may, and likely will, differ from the realized value we may ultimately attain, perhaps significantly so.
In determining whether an equity method investment is impaired, we take into consideration a variety of factors including the operating and financial performance of the investee, the investee’s future business plans and projections, recent transactions and market valuations of publicly traded companies where available, discussions with the investee’s management, and our intent and ability to hold the investment until it recovers in value. Accordingly, we make assumptions and estimates in assessing whether an impairment has occurred and if, in the future, our assumptions and estimates made in assessing the fair value of these investments change, this could result in a material decrease in the carrying value of these investments. This would cause us to write-down the carrying value of these investments and could have a material adverse effect on our results of operations in the period the impairment charge is taken. We do not have any current plans to dispose of these investments, and cannot assure you we will consummate future transactions in which we realize the value at which these holdings are reflected in our financial statements. During 2025, we recorded no impairment charge associated with our investments in other ventures, under equity method (2024 - $9.1 million).
Income Taxes
Income taxes have been determined in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in our consolidated financial statements and the tax basis of our assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to insurance-related assets and liabilities, investments, and deferred revenues and expenses, among others. The effect on deferred tax assets and liabilities of a change in tax laws or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized. Significant judgments, assumptions and estimates which are inherently subjective are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances. Refer to “Note 15. Taxation” in our “Notes to the Consolidated Financial Statements” for additional information.
Deferred Tax Assets and Liabilities
At December 31, 2025, our net deferred tax asset before valuation allowance and valuation allowance were $747.0 million and $80.1 million, respectively (2024 - $822.6 million and $147.1 million, respectively). At each balance sheet date, we assess the need to establish a valuation allowance that reduces the net deferred tax asset when it is more likely than not that all, or some portion, of the net deferred tax assets will not be realized. The valuation allowance assessment is performed separately in each taxable jurisdiction based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction.

Unrecognized Tax Benefits
We have unrecognized tax benefits of $Nil as of December 31, 2025 (2024 - $Nil). Interest and penalties related to unrecognized tax benefits would be recognized in income tax expense. At December 31, 2025, interest and penalties accrued on unrecognized tax benefits were $Nil (2024 - $Nil).

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for 2025, compared to 2024.

Year ended December 31,	2025	2024	Change
(in thousands, except per share amounts and percentages)
Statements of Operations Highlights
Gross premiums written	$11,738,420	$11,733,066	$5,354
Net premiums written	$9,870,200	$9,952,216	$(82,016)
Net premiums earned	$9,901,182	$10,095,760	$(194,578)
Net claims and claim expenses incurred	5,615,839	5,332,981	282,858
Acquisition expenses	2,550,823	2,643,867	(93,044)
Operational expenses	464,477	496,588	(32,111)
Underwriting income (loss)	$1,270,043	$1,622,324	$(352,281)

Net investment income	$1,703,475	$1,654,289	$49,186
Equity in earnings (losses) of other ventures (1)	71,332	47,087	24,245
Net realized and unrealized gains (losses) on investments	1,181,268	(27,840)	1,209,108
Total investment result (1)	$2,956,075	$1,673,536	$1,282,539

Net income (loss)	$3,617,743	$2,960,532	$657,211
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,646,959	$1,834,985	$811,974
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$56.03	$35.21	$20.82
Dividends per common share	$1.60	$1.56	$0.04

Key Ratios
Net claims and claim expense ratio – current accident year	67.7%	61.3%	6.4	pts
Net claims and claim expense ratio – prior accident years	(11.0)%	(8.5)%	(2.5)	pts
Net claims and claim expense ratio – calendar year	56.7%	52.8%	3.9	pts
Underwriting expense ratio	30.5%	31.1%	(0.6)	pts
Combined ratio	87.2%	83.9%	3.3	pts

Return on average common equity	25.9%	19.3%	6.6	pts

Book Value	December 31, 2025	December 31, 2024	Change
Book value per common share	$247.00	$195.77	$51.23
Accumulated dividends per common share	29.68	28.08	1.60
Book value per common share plus accumulated dividends	$276.68	$223.85	$52.83
Year to date change in book value per common share	26.2%
Year to date change in book value per common share plus change in accumulated dividends	27.0%

(1)In 2025, the Company revised its presentation of “total investment result” to include equity in earnings (losses) of other ventures. Comparative information for the prior periods presented have been updated to conform to the current presentation.

Net income available to RenaissanceRe common shareholders was $2.6 billion in 2025, compared to $1.8 billion in 2024. As a result, in 2025 we generated an annualized return on average common equity of 25.9% and our book value per common share increased from $195.77 at December 31, 2024 to $247.00 at December 31, 2025, an 26.2% increase, or an 27.0% increase, after considering the change in accumulated dividends paid to our common shareholders.
The most significant items affecting our financial performance during 2025, on a comparative basis to 2024, include:
•Underwriting Results
–underwriting income of $1.3 billion, a decrease of $352.3 million, and an increase in the combined ratio of 3.3 percentage points, driven primarily by:
–a $785.7 million net negative impact on net income available to RenaissanceRe common shareholders from the 2025 Large Loss Events, compared to $660.5 million from the 2024 Large Loss Events; partially offset by
–higher prior accident year net favorable development, driven by the Property segment.
•Investment Results
–total investment result increased by $1.3 billion, primarily driven by:
–an increase of $1.2 billion in net realized and unrealized gains on investments; and
–an increase in net investment income of $49.2 million.
–net investment income of $1.7 billion included $519.5 million attributable to redeemable noncontrolling interests which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $328.9 million, increased by $2.1 million primarily due to:
–an increase of $14.4 million in performance fees; and
–a decrease of $12.4 million in management fees.
–included $250.1 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interest, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $935.4 million, which represents the portion of our net income (loss) that is allocated to third-party investors and not retained by us.
–decreased by $154.8 million, primarily due to the increased impact of the large losses in 2025 as compared to 2024, despite strong underwriting results.
•Income Tax Benefit (Expense)
–expense of $396.3 million, an increase of $363.7 million, primarily driven by strong profitability across our operating jurisdictions, including Bermuda.

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
2025 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our segment underwriting results and consolidated combined ratio for 2025.

Year ended December 31, 2025	California Wildfires (1)	Hurricane Melissa	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(1,094,657)	$(86,558)	$(2,060)	$(1,183,275)
Net negative impact on Casualty and Specialty segment underwriting result	(40,442)	(2,006)	(188,139)	(230,587)
Net negative impact on underwriting result	$(1,135,099)	$(88,564)	$(190,199)	$(1,413,862)
Percentage point impact on consolidated combined ratio	12.3	0.9	2.1	15.3

The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our consolidated financial statements for 2025.

Year ended December 31, 2025	California Wildfires (1)	Hurricane Melissa	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands)
Net claims and claim expenses incurred	$(1,470,746)	$(100,426)	$(204,823)	$(1,775,995)
Assumed reinstatement premiums earned	332,733	12,215	28,307	373,255
Ceded reinstatement premiums earned	(20,983)	(133)	(13,683)	(34,799)
Earned (lost) profit commissions	23,897	(220)	—	23,677
Net negative impact on underwriting result	(1,135,099)	(88,564)	(190,199)	(1,413,862)
Redeemable noncontrolling interest	432,891	20,373	35,973	489,237
Income tax benefit (expense)	107,776	9,071	22,050	138,897
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(594,432)	$(59,120)	$(132,176)	$(785,728)

(1)The “California Wildfires” were a series of wildfires that burned throughout southern California in January 2025.
(2)“Other 2025 Large Loss Events” represents: the crash of American Airlines flight 5342, certain refinery fires in the first quarter of 2025, the crash of UPS Airlines flight 2976, and the Grasberg mine landslide.
(3)“2025 Large Loss Events” includes the California Wildfires, Hurricane Melissa and the Other 2025 Large Loss Events.

2024 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our segment underwriting results and consolidated financial statements for 2024.

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

The financial data below provides additional information detailing the net negative impact of the 2024 Large Loss Events on our consolidated financial statements for 2024.

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

(1)“Other 2024 Large Loss Events” includes: the Baltimore Bridge Collapse; a series of severe convective storms that impacted the Southern and Midwest United States; the Hualien earthquake which impacted Taiwan in April 2024; a severe hailstorm which impacted Calgary in August 2024, Hurricanes Debby and Beryl, and certain aggregate loss contracts triggered during 2024.
(2)“2024 Large Loss Events” includes: Hurricanes Milton and Helene, and the “Other 2024 Large Loss Events.”

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Year ended December 31,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$4,942,141	$4,823,731		$118,410
Net premiums written	$4,043,996	$3,833,636		$210,360
Net premiums earned	$3,971,669	$3,850,352		$121,317
Net claims and claim expenses incurred	1,426,015	1,141,726	284,289
Acquisition expenses	714,852	758,554	(43,702)
Operational expenses	297,481	302,360	(4,879)
Underwriting income (loss)	$1,533,321	$1,647,712		$(114,391)

Net claims and claim expenses incurred – current accident year	$2,515,211	$1,960,578		$554,633
Net claims and claim expenses incurred – prior accident years	(1,089,196)	(818,852)	(270,344)
Net claims and claim expenses incurred – total	$1,426,015	$1,141,726		$284,289

Net claims and claim expense ratio – current accident year	63.3%	50.9%	12.4	pts
Net claims and claim expense ratio – prior accident years	(27.4)%	(21.2)%	(6.2)	pts
Net claims and claim expense ratio – calendar year	35.9%	29.7%	6.2	pts
Underwriting expense ratio	25.5%	27.5%	(2.0)	pts
Combined ratio	61.4%	57.2%	4.2	pts

Property Gross Premiums Written
•Gross premiums written increased by $118.4 million, or 2.5%, driven by:
–an increase in the catastrophe class of $321.3 million, or 10.7%, and included:
–an increase of $145.8 million, or 5.0%, without the impact of reinstatement premiums, driven by strong mid-year renewals with growth on existing clients as well as new underwriting opportunities, including U.S. catastrophe exposed business; and
–an increase in reinstatement premiums of $175.5 million, due to the increased impact of the large losses in 2025 as compared to 2024; partially offset by
–a decrease of $202.9 million, or 11.1%, in the other property class, primarily reflecting premium adjustments, in part due to rate decreases in the excess and surplus business.
Property Ceded Premiums Written

Year ended December 31,	2025	2024	Change
(in thousands)
Ceded premiums written	$898,145	$990,095	$(91,950)

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
•Ceded premiums written decreased by $92.0 million, or 9.3%, as part of our gross-to-net strategy, driven by:
–reduced utilization of Upsilon, which was not deployed at the January 1 renewals and with reduced deployment at the mid-year renewals;
–reduced ceded spend and limit purchased within our other property class; and
–a reduction in ceded reinstatement premiums, largely driven by the increase in prior accident year favorable development; partially offset by
–an increase in ceded spend and limit purchased in our catastrophe class, including additional limit purchased in response to the California Wildfires and growth in the assumed catastrophe portfolio.
Property Net Premiums Earned
•Net premiums earned increased by $121.3 million, or 3.2%, driven by:
–$290.3 million of net reinstatement premiums, primarily from the 2025 Large Loss Events; partially offset by
–a decrease in gross premiums written within the other property class.
Property Underwriting Results
•Net claims and claim expense ratio increased by 6.2 percentage points, driven by:
–a 12.4 percentage point increase in the current accident year net claims and claim expense ratio, which consisted of a 36.1 percentage point impact from the 2025 Large Loss Events, compared to 23.0 percentage points from the 2024 Large Loss Events in 2024, and included:
–a 25.3 percentage point increase in the catastrophe class, which included a 53.2 percentage point impact from the 2025 Large Loss Events, compared to the 2024 Large Loss Events, which added 28.6 percentage points in 2024; partially offset by
–a 6.8 percentage point improvement in the other property class due to lower catastrophe losses in 2025, which included a 9.6 percentage point impact from the 2025 Large Loss Events, compared to a 16.7 percentage point impact in 2024 from the 2024 Large Loss Events.
–net favorable development of 27.4% in the prior accident years net claims and claim expense ratio, and included:
–net favorable development of $613.4 million in the catastrophe class, primarily from the large loss events across the 2021 to 2024 accident years; and
–net favorable development of $475.8 million in the other property class, primarily due to reported losses coming in lower than expected from large loss events in 2022 and 2024, and attritional loss experience.
•Underwriting expense ratio improved by 2.0 percentage points, driven by:
–a 1.6 percentage point improvement in the acquisition expense ratio, due to:
–a 0.7 percentage point improvement from the increase in net reinstatement premiums primarily related to the 2025 Large Loss Events; and
–a 0.9 percentage point improvement primarily reflecting an increase in profit commissions from Upsilon, driven by strong current underwriting year results as well as prior accident year favorable development.

–a 0.4 percentage point improvement in the operating expense ratio, due to:
–an increase in net reinstatement premiums primarily related to the 2025 Large Loss Events; and
–the Bermuda tax credits which were enacted in the fourth quarter of 2025; partially offset by
–an increase in compensation expenses in addition to a reduction in operating expenses recorded through underwriting income (loss).
•Combined ratio of 61.4%, which included a 35.7 percentage points impact from the 2025 Large Loss Events, partially offset by an increase in prior accident year net favorable development.
•Net negative impact on the Property segment underwriting result of $1.2 billion from the 2025 Large Loss Events,
–compared to the 2024 Large Loss Events, which had a $779.8 million net negative impact on the Property segment underwriting result and added 23.0 percentage points to the combined ratio in 2024.
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
Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Year ended December 31,	2025	2024	Change
(in thousands, except percentages)
Gross premiums written	$6,796,279	$6,909,335	$(113,056)
Net premiums written	$5,826,204	$6,118,580	$(292,376)
Net premiums earned	$5,929,513	$6,245,408	$(315,895)
Net claims and claim expenses incurred	4,189,824	4,191,255	(1,431)
Acquisition expenses	1,835,971	1,885,313	(49,342)
Operational expenses	166,996	194,228	(27,232)
Underwriting income (loss)	$(263,278)	$(25,388)	$(237,890)

Net claims and claim expenses incurred – current accident year	$4,191,561	$4,223,737	$(32,176)
Net claims and claim expenses incurred – prior accident years	(1,737)	(32,482)	30,745
Net claims and claim expenses incurred – total	$4,189,824	$4,191,255	$(1,431)

Net claims and claim expense ratio – current accident year	70.7%	67.6%	3.1	pts
Net claims and claim expense ratio – prior accident years	—%	(0.5)%	0.5	pts
Net claims and claim expense ratio – calendar year	70.7%	67.1%	3.6	pts
Underwriting expense ratio	33.7%	33.3%	0.4	pts
Combined ratio	104.4%	100.4%	4.0	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $113.1 million, or 1.6%, driven by:
–decreases in the professional liability, general casualty and other specialty classes of 11.2%, 5.9% and 6.6%, respectively, principally due to exposure reductions in the casualty lines of business and changes in premium estimates on business underwritten in prior years in the other specialty class, largely from rate pressure in cyber; partially offset by
–an increase of 35.8% in the credit class, primarily due to growth in our existing mortgage book of business.
Casualty and Specialty Ceded Premiums Written

Year ended December 31,	2025	2024	Change
(in thousands)
Ceded premiums written	$970,075	$790,755	$179,320

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
•Ceded premiums written increased by $179.3 million, or 22.7%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $292.4 million, or 4.8%, consistent with the changes in gross premiums written and quota share retrocessional coverage purchased.
Casualty and Specialty Underwriting Results
•Underwriting loss of $263.3 million, included:
–a $230.6 million impact from the 2025 Large Loss Events; and
–$119.1 million from purchase accounting related adjustments principally related to the Validus Acquisition.
•Net claims and claim expense ratio increased by 3.6 percentage points, and included:
–a 3.1 percentage point increase in the current accident year net claims and claim expense ratio, principally driven by:
–the 2025 Large Loss Events, which contributed 4.1 percentage points to the current accident year claims and claim expense ratio; and
–higher attritional losses, primarily within the casualty lines of business.
–net favorable development of $1.7 million in the prior accident year net claims and claim expense ratio, principally driven by:
–reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty, credit, and professional liability classes; partially offset by
–adverse development from the general liability line of business; and
–an adverse impact of 0.5 percentage points from purchase accounting adjustments.

•Underwriting expense ratio increased by 0.4 percentage points, principally driven by:
–changes in mix of business from increased mortgage premium, which carries higher acquisition costs; partially offset by
–the Bermuda tax credits which were enacted in the fourth quarter of 2025.
•Combined ratio of 104.4%, which included a 3.8 percentage point impact from the 2025 Large Loss Events.
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

Year ended December 31,	2025	2024	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$150,823	$157,427	$(6,604)
Managed funds (2)	26,338	33,228	(6,890)
Structured reinsurance products and other (3)	30,323	29,205	1,118
Total management fee income	207,484	219,860	(12,376)

Performance Fee Income (Loss)
Joint ventures (1)	70,721	74,903	(4,182)
Managed funds (2)	26,944	10,785	16,159
Structured reinsurance products and other (3)	23,703	21,248	2,455
Total performance fee income (loss)	121,368	106,936	14,432
Total fee income	$328,852	$326,796	$2,056

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.

•Total fee income increased by $2.1 million, due to:
–an increase in performance fees of $14.4 million, driven by strong current year underwriting results in DaVinci and Upsilon, and higher prior accident years net favorable development, primarily in Upsilon; partially offset by
–a decrease in management fee income of $12.4 million, driven by:
–a reduction in management fees from DaVinci as a result of the recapture of previously deferred management fees during 2024 that related to prior years, compared to no recapture related to prior years in 2025; and
–a decrease in management fees from AlphaCat Managers due to the continued release of trapped collateral to investors.
•Total fee income included $250.1 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interest, which is not included in our underwriting income (loss).
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

Year ended December 31	2025	2024	Change
(in thousands)
Fee income recorded in net income (loss) attributable to redeemable noncontrolling interest	$250,089	$283,873	$(33,784)
Fee income recorded in underwriting income (loss) (1)	78,763	42,923	35,840
Total fee income	$328,852	$326,796	$2,056

(1)Reflects total fee income earned from third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During 2025, $46.3 million of management fee income was recorded as a reduction to operational expenses (2024 - $51.0 million) and $32.4 million of performance fee income was recorded as a reduction to acquisition expenses (2024 - increase to acquisition expenses of $8.1 million).
Investment Results
Net Investment Income

Year ended December 31,	2025	2024	Change
(in thousands)
Fixed maturity investments trading	$1,144,271	$1,116,649	$27,622
Short term investments	190,549	183,153	7,396
Equity investments
Fixed income exchange traded funds	48,897	—	48,897
Common stock (1)	2,671	2,460	211
Other investments
Catastrophe bonds	200,465	238,844	(38,379)
Fund and direct private equity investments (2)	96,629	82,457	14,172
Cash and cash equivalents	47,379	54,241	(6,862)
	1,730,861	1,677,804	53,057
Investment expenses	(27,386)	(23,515)	(3,871)
Net investment income	$1,703,475	$1,654,289	$49,186

(1)In 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”

•Net investment income remained consistently strong, with an increase of $49.2 million, primarily due to:
–higher average invested assets in the fixed maturity investments portfolio; partially offset by
–decreases in market yields.
•Net investment income included $519.5 million of income attributable to redeemable noncontrolling interests, which was ultimately allocated to third-party investors and not retained by us.
Equity in Earnings (Losses) of Other Ventures

Year ended December 31,	2025	2024	Change
(in thousands)
Equity in earnings (losses) of other ventures	$71,332	$47,087	$24,245

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
•Equity in earnings of other ventures increased by $24.2 million, driven by:
–increased profitability of our equity investments during 2025, as certain insurance and insurance-related companies reported higher revenues and net income compared to 2024.
Net Realized and Unrealized Gains (Losses) on Investments

Year ended December 31,	2025	2024	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$504,000	$(382,580)	$886,580
Equity related-investments (1) (3)	188,270	13,309	174,961
Commodity-related investments (1) (4)	415,495	76,545	338,950
Other investments
Catastrophe bonds	(10,978)	62,353	(73,331)
Fund and direct private equity investments (5)	84,481	202,533	(118,052)
Net realized and unrealized gains (losses) on investments	$1,181,268	$(27,840)	$1,209,108

(1)Refer to “Note 19. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information on investment-related derivatives.
(2)Includes fixed maturity investments and investment-related derivatives, which includes interest rate futures, credit default swaps and interest rate swaps.
(3)Includes equity investments and investment-related derivatives, which includes equity futures and warrants.
(4)Represents commodity-related derivatives, which includes commodity futures and commodity options.
(5)In 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
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

•Net realized and unrealized gains on investments were driven by:
–$504.0 million of net realized and unrealized gains on fixed maturity-related investments, due to market yields decreasing during 2025, including net gains on interest rate futures;
–$415.5 million of net gains on commodity-related investments, principally gold futures; and
–$188.3 million of net realized and unrealized gains on equity-related investments, primarily due to increased exposure to equity futures and favorable price movements through 2025.
•Net realized and unrealized gains on investments increased by $1.2 billion, primarily driven by:
–an increase in net realized and unrealized gains on our fixed maturity-related investments of $886.6 million, primarily due to:
–$666.3 million of net realized and unrealized gains on our fixed maturity investments trading, driven by decreases in market yields in 2025, compared to increases in long term market yields in 2024;
–$220.3 million of net gains on interest rate futures and credit default swaps, due to the impact of the market yield movements in each period.
–an increase in net realized and unrealized gains on our equity-related investments of $175.0 million, primarily due to:
–increased exposure to equity futures and favorable price movements through 2025;
–an increase in net realized and unrealized gains on commodity-related investments of $339.0 million, primarily as a result of:
–increased exposure to gold futures and favorable price movements through 2025; partially offset by
–a decrease in net realized and unrealized gains on fund and direct private equity investments of $118.1 million, primarily due to TWFG Inc.’s initial public offering in 2024.
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to our exposure to market risk. In addition, refer to “Note 5. Investments” and “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.
Net Foreign Exchange Gains (Losses)

Year ended December 31,	2025	2024	Change
(in thousands)
Net foreign exchange gains (losses)	$(13,504)	$(76,076)	$62,572

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
•Net foreign exchange losses decreased by $62.6 million, driven by:
–gains attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest in 2025, compared to losses attributable to third-party investors in Medici in 2024; partially offset by
–a decrease in losses on certain foreign exchange exposures related to our underwriting activities.
Refer to “Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for additional information related to our exposure to foreign currency risk and “Note 19. Derivative Instruments” in our

“Notes to the Consolidated Financial Statements” for additional information related to the foreign currency derivatives we have entered into.
Corporate Expenses

Year ended December 31,	2025	2024	Change
(in thousands)
Corporate expenses	$82,008	$134,784	$(52,776)

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
•Corporate expenses decreased by $52.8 million, primarily driven by:
–lower expenses associated with the Validus Acquisition, with $5.4 million in 2025, compared to $61.9 million in 2024; and
–the Bermuda tax credits which were enacted in the fourth quarter of 2025; partially offset by
–increased compensation expenses.
Interest Expense and Preference Share Dividends

Year ended December 31,	2025	2024	Change
(in thousands)
Interest Expense
7.003% Senior Notes due 2035 (Fontana) (1)	$1,167	$—	$1,167
5.950% Senior Notes due 2035 (DaVinci) (2)	14,726	—	14,726
5.800% Senior Notes due 2035	24,489	—	24,489
5.750% Senior Notes due 2033	43,125	43,125	—
3.600% Senior Notes due 2029	14,400	14,400	—
3.450% Senior Notes due 2027	10,350	10,350	—
3.700% Senior Notes due 2025 (3)	2,775	11,100	(8,325)
4.750% Senior Notes due 2025 (DaVinci) (2) (4)	2,375	7,125	(4,750)
Medici Revolving Credit Facility (5)	1,826	2,502	(676)
Other	5,619	5,166	453
Total interest expense	120,852	93,768	27,084
Preference Share Dividends
5.750% Series F Preference Shares	14,375	14,375	—
4.20% Series G Preference Shares	21,000	21,000	—
Total preference share dividends	35,375	35,375	—
Total interest expense and preference share dividends	$156,227	$129,143	$27,084

(1)RenaissanceRe owns a noncontrolling economic interest in its joint venture Fontana. Because RenaissanceRe controls a majority of Fontana’s issued voting shares, the consolidated financial statements of Fontana are included in the consolidated financial statements of RenaissanceRe. RenaissanceRe has not provided any financial or other support to Fontana that it was not contractually required to provide. RenaissanceRe’s financial exposure to Fontana is limited to its investment in Fontana’s shares and counterparty credit risk arising from reinsurance transactions.
(2)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinci. Because RenaissanceRe controls a majority of DaVinci’s issued voting shares, the consolidated financial statements of DaVinci are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinci and RenaissanceRe’s financial exposure to DaVinci is limited to its investment in DaVinci’s shares and counterparty credit risk arising from reinsurance transactions.
(3)The 3.700% Senior Notes due 2025 were repaid in full at maturity on April 1, 2025.

(4)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(5)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. On December 18, 2025, the Medici Revolving Credit Facility was terminated.
•Interest expense increased $27.1 million, primarily driven by:
–additional interest expense resulting from the issuance of the 5.800% Senior Notes due 2035 and the 5.950% Senior Notes due 2035 (DaVinci); partially offset by
–a decrease in interest expense resulting from the maturity of the 3.700% Senior Notes due 2025 and the 4.750% Senior Notes due 2025 (DaVinci) in 2025.
Income Tax Benefit (Expense)

Year ended December 31,	2025	2024	Change
(in thousands)
Income tax benefit (expense)	$(396,332)	$(32,628)	$(363,704)

•Income tax expense increased by $363.7 million, primarily driven by:
–strong profitability across our operating jurisdictions, including Bermuda, which became subject to the CIT in 2025.
We are subject to income taxes in the jurisdictions in which we operate. Through December 31, 2024, we were not subject to any income taxes or capital gains taxes in Bermuda. The CIT became effective on January 1, 2025. As a result, our profits generated on or after January 1, 2025 in Bermuda (except for profits earned by joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, the profits generated in Bermuda on or after January 1, 2025 by our consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, are also generally taxed at 15% as a result of the enactment of Pillar II Rules by many of the jurisdictions in which we operate. Our consolidated effective tax rate has increased in 2025 as a result of these changes. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Year ended December 31,	2025	2024	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$596,851	$627,055	$(30,204)
Redeemable noncontrolling interest - Medici	162,676	202,941	(40,265)
Redeemable noncontrolling interest - Vermeer	122,574	244,560	(121,986)
Redeemable noncontrolling interest - Fontana	53,308	15,616	37,692
Net income (loss) attributable to redeemable noncontrolling interests	$935,409	$1,090,172	$(154,763)

•Net income attributable to redeemable noncontrolling interests decreased by $154.8 million, primarily driven by:
–DaVinci and Vermeer, which had lower net income in 2025 compared to 2024, primarily as a result of losses associated with the 2025 Large Loss Events; partially offset by
–higher net investment income and net realized and unrealized gains on investments in DaVinci and Fontana in 2025, compared to net investment income and net realized and unrealized losses on investments in 2024; and
–a decrease in management and performance fee income recorded in noncontrolling interests as a result of the recapture of previously deferred management fees during 2024 that related to prior years, compared to no recapture related to prior years in 2025, and lower underwriting income in 2025 compared to 2024.
•Net income attributable to redeemable noncontrolling interests of $935.4 million included $519.5 million of net investment income, partially offset by $250.1 million in management and performance fee income.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at December 31, 2025. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business—Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements.”
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
In the aggregate, our principal operating subsidiaries have historically produced sufficient cash flows to meet their expected claims payments and operational expenses and to provide dividend payments to us. In addition, our subsidiaries maintain a concentration of investments in high quality liquid securities, which management believes will provide additional liquidity for extraordinary claims payments should the need arise. In 2024 and 2025, we received significant distributions of capital from many of our principal operating subsidiaries, including Renaissance Reinsurance and RREAG, from earnings in the ordinary course and in connection with the integration of Validus and streamlining of our corporate structure.
However, in some circumstances, RenaissanceRe may determine it is necessary or advisable to contribute capital to our subsidiaries, or may be contractually required to contribute capital to our subsidiaries, joint ventures or managed funds. For example, in 2024, RenaissanceRe contributed capital to RenaissanceRe

Specialty U.S. to support growth in premiums. In addition, from time to time we invest in new managed joint ventures or managed funds, increase our investments in certain of our managed joint ventures or managed funds and contribute cash or assets to these entities, such as in connection with the launch of Medici UCITS in 2025. Examples of our contractual requirements to make capital contributions to our subsidiaries or joint ventures or managed funds include our net worth maintenance agreements with certain operating subsidiaries, and Renaissance Reinsurance’s obligation to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
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
Our “shelf” registration statement on Form S-3 under the Securities Act allows for the public offering of various types of securities, including common shares, preference shares and debt securities, which provides a source of liquidity. Because we are a “well-known seasoned issuer” as defined by the rules promulgated under the Securities Act, we are also eligible to file additional automatically effective registration statements on Form S-3 in the future for the potential offering and sale of additional debt and equity securities. From time to time, we raise capital through public offerings pursuant to our registration statements. For example, in February 2025, we completed an offering of $500.0 million of 5.800% Senior Notes due April 2035 for net proceeds of $493.5 million.
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

At December 31, 2025	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	206,515
Unsecured	322,271
$528,786

(1)At December 31, 2025, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. On December 18, 2025, the Medici Revolving Credit Facility was terminated.
Refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At December 31, 2025, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £577.8 million (2024 - £714.8 million). Actual FAL posted for Syndicate 1458 at December 31, 2025 by RenaissanceRe CCL was $912.0 million (2024 - $952.3 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of December 31, 2025, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

The table below shows certain of our current and long-term contractual obligations:

At December 31, 2025	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(in thousands)
Long term debt obligations (1)
7.003% Senior Notes due 2035 (Fontana) (2)	$168,863	$7,003	$14,006	$14,006	$133,848
5.950% Senior Notes due 2035 (DaVinci) (3)	465,856	17,850	35,700	35,700	376,606
5.800% Senior Notes due 2035	768,250	29,000	58,000	58,000	623,250
5.750% Senior Notes due 2033	1,070,443	43,125	86,250	86,250	854,818
3.600% Senior Notes due 2029	447,400	14,400	28,800	404,200	—
3.450% Senior Notes due 2027	315,525	10,350	305,175	—	—
Total long term debt obligations	3,236,337	121,728	527,931	598,156	1,988,522
Investment commitments (4)	3,918,485	3,918,485	—	—	—
Operating lease obligations	168,822	17,619	36,991	34,693	79,519
Capital lease obligations	7,468	2,661	4,807	—	—
Payable for investments purchased	533,101	533,101	—	—	—
Reserve for claims and claim expenses (5)	22,302,345	5,176,696	7,354,355	4,144,359	5,626,935
Total contractual obligations	$30,166,558	$9,770,290	$7,924,084	$4,777,208	$7,694,976

(1)Includes contractual interest payments.
(2)RenaissanceRe owns a noncontrolling economic interest in its joint venture Fontana. Because RenaissanceRe controls a majority of Fontana’s issued voting shares, the consolidated financial statements of Fontana are included in the consolidated financial statements of RenaissanceRe. RenaissanceRe has not provided any financial or other support to Fontana that it was not contractually required to provide. RenaissanceRe’s financial exposure to Fontana is limited to its investment in Fontana’s shares and counterparty credit risk arising from reinsurance transactions.
(3)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinci. Because RenaissanceRe controls a majority of DaVinci’s issued voting shares, the consolidated financial statements of DaVinci are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinci and RenaissanceRe’s financial exposure to DaVinci is limited to its investment in DaVinci’s shares and counterparty credit risk arising from reinsurance transactions.
(4)The investment commitments do not have a defined contractual commitment date and we have therefore included them in the less than one year category.
(5)The amount and timing of the cash flows associated with our policy liabilities are highly uncertain. Refer to “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for more information on our estimate of claims and claim expense reserves.
Cash Flows

Year ended December 31,	2025	2024
(in thousands)
Net cash provided by (used in) operating activities	$3,693,107	$4,164,822
Net cash provided by (used in) investing activities	(2,215,809)	(3,060,856)
Net cash provided by (used in) financing activities	(1,410,503)	(1,287,515)
Effect of exchange rate changes on foreign currency cash	(12,218)	(17,365)
Net increase (decrease) in cash and cash equivalents	54,577	(200,914)
Cash and cash equivalents, beginning of period	1,676,604	1,877,518
Cash and cash equivalents, end of period	$1,731,181	$1,676,604

2025
During 2025, our cash and cash equivalents increased by $54.6 million compared to December 31, 2024.

Cash flows provided by operating activities
Cash flows provided by operating activities during 2025 were $3.7 billion and were primarily the result of certain adjustments to reconcile our net income of $3.6 billion to net cash provided by operating activities, including:
•an increase in reserve for claims and claim expenses of $1.0 billion, principally due to:
–an increase in our Casualty and Specialty segment, largely driven by additional earned premiums, resulting in a corresponding increase in attritional loss reserves; and
–a decrease in our Property segment, primarily due to favorable development of prior accident years;
•a decrease in reinsurance recoverable of $581.5 million, primarily due to favorable development of prior accident years in the Property segment; partly offset by
•net realized and unrealized gains on investments of $1.2 billion, primarily driven by:
–$504.0 million of net realized and unrealized gains on fixed maturity-related investments resulting from decreases in market yields in 2025;
–$415.5 million of net gains on commodity-related investments, principally gold futures; and
–$188.3 million of net realized and unrealized gains on equity-related investments, primarily due to increased exposure to equity futures and favorable price movements through 2025.
Cash flows used in investing activities
During 2025, our cash flows used in investing activities were $2.2 billion, principally reflecting net purchases of equity investments of $1.6 billion, which were predominantly in fixed income exchange traded funds, net purchases of fixed maturity investments trading of $616.9 million and net purchases of other investments of $464.5 million, partially offset by net settlements of derivatives of $564.3 million. The net purchases of fixed income exchange traded funds, fixed maturity investments trading and other investments were primarily funded by cash flows provided by operating activities.
Cash flows used in financing activities
Our cash flows used in financing activities in 2025 were $1.4 billion, and were principally the result of:
•common share repurchases of $1.6 billion;
•net outflows of $116.2 million related to net third-party redeemable noncontrolling interest share and capital transactions in Medici, Fontana and DaVinci;
•raising capital of $889.1 million through the issuance of 5.950% Senior Notes due 2035 of DaVinci and 5.800% Senior Notes due 2035 of RenaissanceRe; and partially offset by
•repayment of debt of $450.0 million, consisting of $300.0 million of 3.700% Senior Notes due 2025, and $150.0 million of DaVinci Senior Notes.
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
•an increase in reserve for claims and claim expenses of $816.6 million, primarily resulting from an increase in reserves in our Casualty and Specialty segment, largely driven by an increase in earned premiums due to the renewal of business acquired in the Validus Acquisition and organic growth, resulting in additional attritional reserves, partially offset by a decrease in reserves in our Property segment primarily due to paid losses and prior year favorable development; partially offset by
•a decrease in reinsurance balances payable of $381.8 million, principally driven by the redemption of capital from Upsilon RFO and the timing of payments related to underwriting activity
Cash flows used in investing activities
During 2024, our cash flows used in investing activities were $3.1 billion, principally reflecting net purchases of fixed maturity investments trading of $2.8 billion and other investments of $358.2 million, partially offset by cash flows from net sales of short term investments of $174.5 million. The net purchases of fixed maturity investments trading and other investments was primarily funded by cash flows provided by operating activities, as described above.
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

Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

At December 31,	2025	2024	Change
(in thousands)
Common shareholders’ equity	$10,858,657	$9,824,012	$1,034,645
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$11,608,657	$10,574,012	$1,034,645

7.003% Senior Notes due 2035 (Fontana) (1)	$99,224	$—	$99,224
5.950% Senior Notes due 2035 (DaVinci) (2)	296,972	—	296,972
5.800% Senior Notes due 2035	493,770	—	493,770
5.750% Senior Notes due 2033	743,009	742,068	941
3.600% Senior Notes due 2029	396,966	396,051	915
3.450% Senior Notes due 2027	299,260	298,765	495
3.700% Senior Notes due 2025 (3)	—	299,908	(299,908)
4.750% Senior Notes due 2025 (DaVinci) (2)(4)	—	149,897	(149,897)
Total senior notes	2,329,201	1,886,689	442,512
Medici Revolving Credit Facility (5)	—	—	—
Total debt	$2,329,201	$1,886,689	$442,512

(1)    RenaissanceRe owns a noncontrolling economic interest in its joint venture Fontana. Because RenaissanceRe controls a majority of Fontana’s issued voting shares, the consolidated financial statements of Fontana are included in the consolidated financial statements of RenaissanceRe. RenaissanceRe has not provided any financial or other support to Fontana that it was not contractually required to provide. RenaissanceRe’s financial exposure to Fontana is limited to its investment in Fontana’s shares and counterparty credit risk arising from reinsurance transactions.
(2)    RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinci. Because RenaissanceRe controls a majority of DaVinci’s issued voting shares, the consolidated financial statements of DaVinci are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinci and RenaissanceRe’s financial exposure to DaVinci is limited to its investment in DaVinci’s shares and counterparty credit risk arising from reinsurance transactions.
(3)     The 3.700% Senior Notes due 2025 were repaid in full at maturity on April 1, 2025.
(4)    The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(5)    RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. On December 18, 2025, the Medici Revolving Credit Facility was terminated.
Our total shareholders’ equity attributable to RenaissanceRe increased $1.0 billion during 2025 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $2.7 billion; partially offset by
•the repurchase of our common shares at an aggregate cost of $1.6 billion; and
•$74.8 million of dividends on our common shares and $35.4 million of dividends on our preference shares.
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
Investments
The table below shows our invested assets:

At December 31,	2025		2024		Change
(in thousands, except percentages)
U.S. treasuries	$10,641,503	29.7%	$11,001,893	33.7%	$(360,390)
Corporate	8,528,828	23.6%	7,862,423	24.1%	666,405
Residential mortgage-backed	2,606,882	7.2%	1,707,056	5.2%	899,826
Asset-backed	1,606,790	4.5%	1,422,393	4.4%	184,397
Non-U.S. government	691,912	1.9%	618,809	1.9%	73,103
Agencies	486,817	1.3%	623,489	1.9%	(136,672)
Commercial mortgage-backed	321,591	0.9%	326,451	1.0%	(4,860)
Total fixed maturity investments trading, at fair value	24,884,323	69.1%	23,562,514	72.2%	1,321,809
Short term investments, at fair value	4,759,811	13.2%	4,531,655	13.9%	228,156
Fixed income exchange traded funds	1,582,811	4.4%	—	—%	1,582,811
Common stock (1)	150,179	0.4%	117,756	0.4%	32,423
Total equity investments, at fair value	1,732,990	4.8%	117,756	0.4%	1,615,234
Fund investments	2,775,499	7.6%	2,128,499	6.5%	647,000
Catastrophe bonds	1,613,710	4.5%	1,984,396	6.1%	(370,686)
Direct private equity investments	185,005	0.5%	211,866	0.6%	(26,861)
Total other investments, at fair value	4,574,214	12.6%	4,324,761	13.2%	249,453
Investments in other ventures, under equity method	121,871	0.3%	102,770	0.3%	19,101
Total investments	$36,073,209	100.0%	$32,639,456	100.0%	$3,433,753

(1)In 2025, we revised the description of our “other equity investments” to “common stock.”
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Notwithstanding the foregoing, our investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. Refer to “Note 5. Investments” and “Note 6. Fair Value Measurements” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and the related fair value measurement.
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
Weighted Average Effective Yield and Credit Rating
The following table summarizes the composition of our investment portfolio, including the fair value and credit ratings.

(in thousands, except percentages)		Credit Rating (1)
December 31, 2025	Fair Value	AAA	AA	A	BBB	Non- Investment Grade	Not Rated	Investments Not Subject to Credit Ratings
Fixed maturity investments trading, at fair value
U.S. treasuries	$10,641,503	$—	$10,641,503	$—	$—	$—	$—	$—
Corporate	8,528,828	167,093	274,849	3,387,274	3,589,630	1,088,759	21,223	—
Residential mortgage-backed	2,606,882	142,869	2,334,421	1,680	3,445	64,256	60,211	—
Asset-backed	1,606,790	1,206,744	198,911	127,934	63,251	—	9,950	—
Non-U.S. government	691,912	411,169	202,832	75,187	2,724	—	—	—
Agencies	486,817	—	486,380	—	—	437	—	—
Commercial mortgage-backed	321,591	265,933	54,348	1,235	—	—	75	—
Total fixed maturity investments trading, at fair value	24,884,323	2,193,808	14,193,244	3,593,310	3,659,050	1,153,452	91,459	—

Short term investments, at fair value	4,759,811	3,473,376	1,265,466	7,433	13,058	468	10	—

Equity investments, at fair value
Fixed income exchange traded funds (2)	1,582,811	—	366,828	230,276	—	985,707	—	—
Common stock (3)	150,179	—	—	—	—	—	—	150,179
Total equity investments, at fair value	1,732,990	—	366,828	230,276	—	985,707	—	150,179

Other investments, at fair value
Catastrophe bonds	1,613,710	—	—	—	—	1,613,710	—	—
Fund investments:
Private credit funds	1,445,158	—	—	—	—	—	—	1,445,158
Private equity funds	701,837	—	—	—	—	—	—	701,837
Hedge funds	473,990	—	—	—	—	—	—	473,990
Insurance-linked securities funds	154,514	—	—	—	—	—	—	154,514
Direct private equity investments	185,005	—	—	—	—	—	—	185,005
Total other investments, at fair value	4,574,214	—	—	—	—	1,613,710	—	2,960,504

Investments in other ventures, under equity method	121,871	—	—	—	—	—	—	121,871

Total investments	$36,073,209	$5,667,184	$15,825,538	$3,831,019	$3,672,108	$3,753,337	$91,469	$3,232,554
	100.0%	15.6%	43.9%	10.6%	10.2%	10.4%	0.3%	9.0%

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
(2)The fixed income exchange traded funds credit ratings included in this table are based on the weighted average credit rating of the underlying investments held by the exchange traded fund.
(3)In 2025, we revised the description of our “other equity investments” to “common stock.”
Fixed Maturity Investments and Short Term Investments
At December 31, 2025, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (2024 - AA) and a weighted average effective yield of 4.2% (2024 - 4.9%). At December 31, 2025, our non-investment grade and not-rated fixed maturity investments totaled $1.2 billion or 5.0% of our fixed maturity investments (2024 - $1.5 billion or 6.4%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At December 31, 2025, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $3.2 billion (2024 - $3.2 billion).
At December 31, 2025, we had $4.8 billion of short term investments (2024 - $4.5 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at December 31, 2025 was 2.8 years (2024 - 3.1 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

At December 31,	2025	2024	Change
(in thousands)
Fixed income exchange traded funds	$1,582,811	$—	$1,582,811
Common stock (1)
Financials	147,996	116,400	31,596
Other	2,183	1,356	827
Total common stock	150,179	117,756	32,423
Total equity investments	$1,732,990	$117,756	$1,615,234

(1)In 2025, we revised our presentation of equity investments to present all individual equity holdings as common stock. Comparative information for the prior periods presented have been updated to conform to the current presentation.
Our equity investments includes fixed income exchange traded funds and common stocks. Our fixed income exchange traded funds each invest into a combination of treasuries, corporate bonds or asset-backed and mortgage-backed fixed maturity investments. The value of our fixed income exchange traded funds will fluctuate with changes in the interest rate environment, credit risk and when changes occur in economic conditions or the investment markets.
Common stocks are managed pursuant to diversified public equity securities mandates with third-party investment managers and also includes more concentrated public equity positions that we invest in through our strategic investment portfolio. These investments are subject to a variety of risks including: company performance, the availability of strategic investment opportunities, and macro-economic, industry, and systemic risks of the equity markets overall. Consequently, the carrying value of our investment portfolio will vary over time as the value or size of our portfolio of strategic investments in marketable equity securities fluctuates. It is possible we will increase our equity allocation in the future, and it could, from time to time, have a material effect on our financial results.

Other Investments
The table below shows our portfolio of other investments:

At December 31,	2025	2024	Change
(in thousands)
Fund investments
Private credit funds	$1,445,158	$1,181,146	$264,012
Private equity funds	701,837	609,105	92,732
Hedge funds	473,990	338,248	135,742
Insurance-linked securities funds	154,514	—	154,514
Total fund investments	2,775,499	2,128,499	647,000
Catastrophe bonds	1,613,710	1,984,396	(370,686)
Direct private equity investments	185,005	211,866	(26,861)
Total other investments	$4,574,214	$4,324,761	$249,453

Refer to “Note 5. Investments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our portfolio of other investments.
Investments in Other Ventures, under Equity Method
The table below shows our investments in other ventures, under equity method:

At December 31,	2025			2024
(in thousands, except percentages)	Capital Invested	Ownership %	Carrying Value	Capital Invested	Ownership %	Carrying Value
Investments in other ventures, under equity method	$206,142	0.1% - 50.0%	$121,871	$205,373	0.1% - 50.0%	$102,770

The realized value we ultimately attain for our investments in other ventures, under equity method will likely differ from the carrying value, perhaps materially.
Ratings
Financial strength ratings are important to the competitive position of reinsurance and insurance companies. We have received high financial strength ratings from A.M. Best, S&P, Moody’s and Fitch. These ratings represent independent opinions of an insurer’s financial strength, operating performance and ability to meet policyholder obligations, and are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold any of our securities. Certain of our entities and the senior notes and preference shares issued by them also have credit ratings. Rating organizations continually review the financial positions of our principal operating subsidiaries and joint ventures and ratings may be revised or revoked by the agencies which issue them. Additionally, rating organizations may change their capital models and rating methodologies, which could have a material impact on our ratings and business.
In addition, A.M. Best assesses and scores companies’ ERM practices, which is an opinion on the many critical dimensions of risk that determine overall creditworthiness. RenaissanceRe has been assigned an ERM score of “Very Strong,” which is the highest ERM score assigned.

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of February 6, 2026 are presented below.

	A.M. Best (1)	S&P (2)	Moody’s (3)	Fitch (4)
Renaissance Reinsurance Ltd.	A+	A+	A1	A+
DaVinci Reinsurance Ltd.	A	A+	A2	—
Fontana Holdings L.P.	A	—	—	—
Renaissance Reinsurance of Europe DAC	A+	A+	—	—
Renaissance Reinsurance U.S. Inc.	A+	A+	—	—
RenaissanceRe Europe AG	A+	A+	—	—
RenaissanceRe Specialty U.S. Ltd.	A+	A+	—	—
Top Layer Reinsurance Ltd.	A+	AA	—	—
Vermeer Reinsurance Ltd.	A	—	—	—

RenaissanceRe Syndicate 1458	—	—	—	—
Lloyd’s Overall Market Rating	A+	AA-	—	AA-

RenaissanceRe ERM Score	Very Strong	—	—	—

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
A.M. Best
On October 2, 2025, A.M. Best revised the outlooks to positive from stable for the long-term issuer credit ratings of RenaissanceRe’s principal operating subsidiaries and joint ventures rated by A.M. Best. The outlook for all of our A.M. Best financial strength ratings is stable. “A+” is the second highest designation of A.M. Best’s rating levels. “A+” rated insurance companies are defined as “Superior” companies and are considered by A.M. Best to have a very strong ability to meet their obligations to policyholders. “A” is the third highest designation assigned by A.M. Best, representing A.M. Best’s opinion that the insurer has an “Excellent” ability to meet its ongoing obligations to policyholders.
S&P
The outlook for all of our S&P ratings is positive. The “A” range (“A+,” “A,” “A-”), which is the third highest rating assigned by S&P, indicates that S&P believes the insurers have strong capacity to meet their respective financial commitments but they are somewhat more susceptible to adverse effects or changes in circumstances and economic conditions than insurers rated higher.
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
Summarized Balance Sheets

At December 31,	2025
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$1,895,861
Other current assets	353,962
Total current assets	$2,249,823

Goodwill and other intangible assets	$97,332
Loan receivable from non-obligor subsidiaries	743,433
Other noncurrent assets	29,223
Total noncurrent assets	$869,988

Liabilities
Payables due to non-obligor subsidiaries	$24,829
Other current liabilities	84,194
Total current liabilities	$109,023

Loan payable to non-obligor subsidiaries	$625,380
Other noncurrent liabilities	2,035,158
Total noncurrent liabilities	$2,660,538

Summarized Statement of Operations

Year ended December 31,	2025
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$205,778
Other revenue	57,053
Total revenues	262,831
Expenses
Intercompany expense with non-obligor subsidiaries	103,468
Other expense	141,452
Total expenses	244,920
Income tax benefit (expense)	10,201
Net income (loss)	28,112
Dividends on RenaissanceRe preference shares	(35,375)
Net income (loss) attributable to Obligor Group	$(7,263)

CURRENT OUTLOOK
Over the past few years, we have grown RenaissanceRe into a company that is significantly more diversified – geographically, by line of business, and by source of income and capital. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. Our three drivers of profit put us in a differentiated position to absorb losses while still providing efficient capacity to our customers and producing strong returns for our shareholders.
We believe that we are in a strong capital position, which provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. Over the past several quarters, we have returned significant capital through share repurchases at what we believe to be attractive valuations.
In 2025, our focus was on building on the successful integration of Validus in 2024 with an emphasis on maintaining our underwriting portfolio and optimizing our operations. We achieved our goals by focusing on enhancing our access to risk, maintaining our best in class underwriting capabilities, focusing on preserving underwriting margin, and continuing to grow our investment income and fee income generating business. Looking ahead to 2026, we intend to take a similar disciplined approach while also continuing to execute our gross-to-net strategy. In addition, we are continuing to enhance our technology infrastructure and underwriting systems to enable us to better take advantage of future opportunities, including potential applications of artificial intelligence, as they arise.
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
Since the step change in reinsurance pricing in 2023, we believe that the market has appropriately balanced risk between insurers and reinsurers. That said, in the current market, not all risks are equally attractive, and returns can vary significantly between classes of business and deals within each class. This provides attractive opportunities for underwriters with strong access to risk. Our success in 2025 was predicated on the application of our deep underwriting expertise to differentiate the best deals, and our strong customer value proposition to maintain our position as a consistent incumbent.
At the January 1, 2026 renewals, we had two goals: (i) to deliver our market-leading value proposition to clients and brokers; and (ii) to construct the optimal underwriting portfolio to support our three drivers of profit and generate strong returns over the course of the cycle. We believe that we achieved both of these goals. Recent favorable reinsurance market results have increased competition and supply of reinsurance capacity, which has put some pressure on rates and margins. However, we remain confident in rate adequacy across our underwriting portfolio and in our belief that, relative to dynamics over the past 15 years, the market remains favorable.
General Economic Conditions
We think that the stresses in the global economy will continue, and could grow, and that this may result in increased market volatility. Global events and geopolitical instability have contributed to increased economic inflation over the past few years compared to recent historical norms. We consider the anticipated effects of inflation, including social, economic, and event-driven effects, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas. To the extent that tariffs or inflation exacerbate demand surge, we believe we have the tools to appropriately price for that scenario. Central bank policy and changes to interest rates may also increase the risk of inflationary pressure. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment.
As a reinsurer, we are paid to assume volatility, and are intentionally designed to withstand it. The largest risks that we protect against, such as hurricanes, wildfires and earthquakes, do not correlate to financial cycles and need to be protected against in good or bad economic times. Due to these factors, we believe that our Company is generally “anti-correlated” to the current macroeconomic environment. Notwithstanding the many uncertainties and challenges that lie ahead, we believe that our track record of responding to industry events, differentiated risk management and client service capabilities, coupled with access to diverse sources of both capital and risk continue to position us favorably in the current environment.
Tax Updates
The Bermuda CIT became effective on January 1, 2025. Therefore, our profits generated on or after January 1, 2025 in Bermuda (except for profits generated by our joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, the profits generated in Bermuda on or after January 1, 2025 by our consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, are generally taxed at 15% as a result of the enactment of Pillar II Rules by many of the jurisdictions in which we operate. The Bermuda government also introduced substance-based tax credits designed to encourage investment in Bermuda. Due to our significant presence in Bermuda, these tax credits benefited us in 2025, and we expect that they will continue to benefit us in future periods. Overall, these changes have impacted our results, and are expected to impact our results in the future. We believe that the flexible global operating model that we have utilized will continue to prove resilient.
Three Drivers of Profit
We had strong overall performance in 2025, and all three drivers of profit performed well and contributed meaningfully to our results. We believe that having three distinct sources of income allows us to maintain profitability throughout a wide range of market outcomes and makes us more resilient to catastrophe activity. The benefit of this approach is evident in our results this year, as we were able to absorb one of the largest catastrophe losses in history with the California Wildfires in the first quarter and still generate stable earnings for the year.
Ultimately, strong underwriting underpins our three drivers of profit, because each driver is ultimately fueled by our underwriting portfolio. Typically, our Property segment contributes primarily to underwriting and fee income, and our Casualty and Specialty segment to investment and fee income. This construction is by design, and we believe that it is the optimal way to generate returns in the current market. Underwriting is the core of our business and provides significant upside to the earnings base from fees and investments.
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
We believe that our larger size and greater diversification has allowed us to deliver strong financial results even as the underwriting market is facing headwinds, including the impact of large loss events, lower interest rates and softening rates in some classes. We have created a large, well-diversified combined portfolio with deep partnerships with brokers and clients. We continue to remain focused on capturing attractive opportunities as they arise, while exercising discipline to effectively shape our portfolio to maintain desired lines. Generally, we grew our property catastrophe exposure, held profitable positions in other property, specialty and credit, and reduced our exposure to casualty lines most exposed to social inflation.
In 2026, we intend to continue to prioritize margin over growth. We prefer top-line growth when it makes sense, but reinsurance is a risk business where it is more important to know when and where to grow the business to be able to deliver results for our shareholders over the long term.
Property
With the global impact of climate-related risks, including climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and, in general, exacerbate disaster risk. The impact from these factors was apparent in the California Wildfires. However, we think that the underwriting changes that we have made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
Throughout 2025, we grew into an attractive property catastrophe market where we believe that we deployed leading capacity at rates and terms that outperformed the broader market. Our strong capital position provided us with the flexibility to move quickly to offer capacity to our partners at attractive rates. At the same time, we supported our customers in one of the largest industry losses in history, the California Wildfires.
At the January 1, 2026 renewals, our aim was to maintain our existing portfolio and selectively deploy capacity in property catastrophe, and to optimize other property to reduce peak exposure and maintain attractive margin. Following several years of favorable reinsurance market results, reinsurance supply has increased, which put downward pressure on rates. Terms and conditions remained largely stable and attractive. In property catastrophe, we successfully retained and wrote desired lines. In other property, we maintained our positions while reducing in areas with the most pressure on rates. Our gross to net strategy is another differentiator which we believe will support sustained attractive returns. We generally retain approximately half of our assumed property catastrophe premiums while sharing a portion with our third-party capital partner balance sheets, and earning fee income in exchange. Fee income is less sensitive to rate movements, and reduces the overall volatility of our returns.
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
Over the course of the year, we continued to shape our casualty portfolio, reducing our exposure in select lines this year, such as in general casualty and professional liability. We did this in a way that was sensitive to the needs of our customers, while maintaining strategic flexibility. Our portfolio management and robust reserving process has provided us with overall stability in the Casualty and Specialty segment, allowing the segment to remain a substantial contributor to our financial results, primarily through the investment income that we generate from the segment’s reserves. This diversification has also been beneficial when certain classes of business or underwriting years have experienced increasing loss trends and required more reserves. We believe that we have a prudent reserving process for our Casualty and Specialty segment and remain confident in our reserves.
At the January 1, 2026 renewals, our aim was to maintain our strong leadership across specialty, increase our market share in credit, and to continue manage our exposure to areas most at risk of continued loss inflation in casualty. We believe that we succeeded in this regard.
We typically manage our casualty business over a 10-year cycle. Over this cycle, we expect there to be shifts between the generation of underwriting and investments results in this business – currently, the balance is skewed toward investment returns. This 10-year cycle is also the perspective from which we manage our exposure. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights in our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions. In our general casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. While rates in general liability have increased and we believe this remains ahead of trend, we intend to continue to take a conservative approach and have reduced our general liability exposure over the last year. During the last year we have worked closely with our clients with a partnership lens, and have observed meaningful progress in their efforts to address social inflation trends, aiding us in structuring our lines to create the optimal portfolio for the next cycle.
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
Investment Income
We structure our investment portfolio to emphasize the preservation of capital and the availability of liquidity to meet our claims obligations, to be well diversified across market sectors, and to generate relatively attractive returns on a risk-adjusted basis over time. Our investment portfolio is intended to complement our underwriting portfolio, and as we have grown and diversified our underwriting business, we have also grown our investment portfolio and have greater flexibility around duration and asset mix to further shape our portfolio. Generally, we view investment income as being relatively less volatile and a diversifying source of income, and as we have increased the contribution of investment income through the increase in the size of our investment portfolio and an evolution in asset mix, it helps to reduce the overall volatility of our operating earnings.
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
We are principally exposed to five types of market risk: interest rate risk; foreign currency risk; credit risk; equity price risk and commodity price risk. Our policies to address these risks in 2025 were not materially different than those used in 2024.
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
Interest Rate Risk
Interest rate risk is the price sensitivity of a security to changes in interest rates. Our investment portfolio includes fixed maturity investments, short term investments and fixed income exchange traded funds, as well as private credit funds which primarily invest in debt instruments. The fair values of these investments will fluctuate with changes in interest rates. As a result, we are exposed to interest rate risk with respect to our overall net economic asset position, and also from an accounting standpoint since the assets are carried at fair value.
We may utilize derivative instruments, for example via interest rate overlay strategies, to manage or optimize our duration and treasury curve exposures. In addition, we attempt to maintain adequate liquidity in our fixed maturity investments portfolio to fund operations, pay reinsurance and insurance liabilities and claims and provide funding for unexpected events.
The following tables summarize the aggregate hypothetical increase (decrease) in fair value of our investments from an immediate parallel shift in the treasury yield curve. Assuming credit spreads remain constant and an immediate time horizon, this presents the worst-case scenario:

	Interest Rate Shift in Basis Points
At December 31, 2025	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of investments (1)	$33,548,597	$33,110,778	$32,672,103	$32,232,625	$31,793,051
Net increase (decrease) in fair value	$876,493	$438,674	$—	$(439,479)	$(879,053)
Percentage change in fair value	2.7%	1.3%	—%	(1.3)%	(2.7)%

(1)Includes fixed maturity investments, short term investments, fixed income exchange traded funds and private credit funds.

	Interest Rate Shift in Basis Points
At December 31, 2024	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of investments (1)	$30,049,296	$29,662,274	$29,275,315	$28,888,629	$28,502,051
Net increase (decrease) in fair value	$773,981	$386,960	$—	$(386,686)	$(773,264)
Percentage change in fair value	2.6%	1.3%	—%	(1.3)%	(2.6)%

(1)Includes fixed maturity investments, short term investments and private credit funds.
As noted above, we use derivative instruments, primarily interest rate futures and interest rate swaps, within our portfolio of fixed maturity investments to manage our exposure to interest rate risk, which can include increasing or decreasing our exposure to this risk. At December 31, 2025, we had $7.6 billion of notional long positions and $4.2 billion of notional short positions of primarily U.S. treasury and non-US government bond futures contracts (2024 - $7.1 billion and $3.1 billion, respectively). In addition, at December 31, 2025, we had $29.6 million of notional positions paying a fixed rate denominated in U.S. dollar swap contracts (2024 - $Nil). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to the interest rate derivatives we have entered into.
At December 31, 2025, the aggregate hypothetical impact of an immediate upward parallel shift in the treasury yield curve of 100 basis points would be an increase in the market value of our net position in interest rate futures and swaps of approximately $2.4 million (2024 - a decrease of $105.0 million). Conversely, at December 31, 2025, the aggregate hypothetical impact of an immediate downward parallel shift in the treasury yield curve of 100 basis points would be a decrease in the market value of our net position in interest rate futures and swaps of approximately $8.5 million (2024 - an increase of $105.0 million). The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario. Credit spreads are assumed to remain constant in these hypothetical examples.
Foreign Currency Risk
Our functional currency for consolidated reporting purposes is the U.S. dollar. We routinely write a portion of our business in currencies other than U.S. dollars and invest a portion of our cash and investment portfolio in those currencies. In addition, certain of our entities have, or have had, non-U.S. dollar functional currencies. As a result, we may experience foreign exchange gains and losses in our consolidated financial statements. We are primarily impacted by the foreign currency risk exposures noted below, and may, from time to time, enter into foreign currency forward and option contracts to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities. Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to the foreign currency derivatives we have entered into.
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

The following tables summarize the principal currencies creating foreign exchange risk for us and our net foreign currency exposures and the impact of a hypothetical 10% change in our net foreign currency exposure, keeping all other variables constant, as of the dates indicated:

At December 31, 2025	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net assets (liabilities) denominated in foreign currencies	$36,465	$45,816	$(559,123)	$(107,873)	$(35,400)	$(5,668)	$(86,974)	$(712,757)
Net foreign currency derivatives notional amounts	(23,134)	(84,207)	626,446	110,338	24,860	(575)	82,203	735,931
Total net foreign currency exposure	$13,331	$(38,391)	$67,323	$2,465	$(10,540)	$(6,243)	$(4,771)	$23,174
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.1%	(0.3)%	0.6%	—%	(0.1)%	(0.1)%	—%	0.2%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(1,333)	$3,839	$(6,732)	$(247)	$1,054	$624	$477	$(2,317)

At December 31, 2024	AUD	CAD	EUR	GBP	JPY	NZD	Other	Total
(in thousands, except for percentages)
Net (liabilities) assets denominated in foreign currencies	$71,053	$126,520	$(541,557)	$(233,774)	$(63,163)	$9,210	$(129,188)	$(760,899)
Net foreign currency derivatives notional amounts	(26,097)	(76,318)	506,972	266,215	25,834	596	64,714	761,916
Total net foreign currency exposure	$44,956	$50,202	$(34,585)	$32,441	$(37,329)	$9,806	$(64,474)	$1,017
Net foreign currency exposure as a percentage of total shareholders’ equity attributable to RenaissanceRe	0.4%	0.5%	(0.3)%	0.3%	(0.4)%	0.1%	(0.6)%	—%
Impact of a hypothetical 10% change in total net foreign currency exposure	$(4,496)	$(5,020)	$3,459	$(3,244)	$3,733	$(981)	$6,447	$(102)

Credit Risk
Credit risk relates to the uncertainty of a counterparty’s ability to make timely payments in accordance with contractual terms of the instrument or contract and market risk associated with changes in credit spreads. We are primarily exposed to direct credit risk within our investment portfolio, and through customers and reinsurers in the form of premiums receivable and reinsurance recoverable, respectively, as discussed below.
Investment Portfolio
Credit risk, which we are exposed to through our fixed maturity investments, short term investments, fixed income exchange traded funds, as well as our private credit funds which primarily invest in debt instruments, is the exposure to adverse changes in the creditworthiness of individual investment holdings, issuers, groups of issuers, industries and countries. We manage credit risk in our fixed maturity and short term investments through credit research performed by our investment management service providers, our evaluation of these investment managers’ adherence to investment mandates provided to them, independent credit research and active monitoring of our credit exposure relative to broader economic fundamentals, valuations and technical measurements. The management of credit risk in the investment portfolio is integrated in our credit risk governance framework and the management of credit exposures and concentrations within the investment portfolio are carried out in accordance with our risk policies, limits and risk concentrations as overseen by the Investment and Risk Management Committee of our Board. In the investment portfolio, we review on a regular basis our asset concentration, credit quality and adherence to credit limit guidelines. In addition, we limit the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government, U.S. Government related entities, the Federal National

Mortgage Association, and money market securities, none of our fixed maturity and short term investments exceeded 10% of shareholders’ equity at December 31, 2025 and 2024.
At December 31, 2025, our fixed maturity investments and short term investment portfolio had a dollar-weighted average credit quality rating of AA (2024 - AA). The following table summarizes the ratings of our fixed maturity investments and short term investments (using ratings assigned by S&P and/or other rating agencies when S&P ratings were not available) as a percentage of the total of those investments as of the dates indicated:

At December 31,	2025	2024
AAA	19.1%	17.7%
AA	52.1%	56.0%
A	12.1%	10.6%
BBB	12.4%	10.4%
Non-investment grade	3.9%	5.1%
Not rated	0.4%	0.2%
Total	100.0%	100.0%

Fixed income exchange traded funds and private credit funds are not included in the table above. Our investments in fixed income exchange traded funds each invest into a combination of treasuries, corporate bonds or asset-backed and mortgage-backed fixed maturity investments. The weighted average credit rating of the underlying investments held by the exchange traded funds is BBB.
Our investments in private credit funds include limited partnership or similar interests that invest in certain private credit asset classes, including senior secured bank loan funds, U.S. direct lending, secondaries, mezzanine investments and distressed securities.
We consider the impact of credit spread movements on the fair value of our fixed maturity investments, short term investments, fixed income exchange traded funds and private credit funds. As credit spreads widen, the fair value of our fixed maturity investments, short term investments, fixed income exchange traded funds and private credit funds decreases, and vice versa.
The following tables summarize the aggregate hypothetical increase (decrease) in fair value of our investments from an immediate parallel shift in credit spreads. Assuming treasury yields remain constant, credit spreads cannot be negative and an immediate time horizon, this presents the worst-case scenario:

	Credit Spread Shift in Basis Points
At December 31, 2025	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of investments (1)	$33,055,085	$32,901,981	$32,672,103	$32,393,033	$32,112,208
Net increase (decrease) in fair value	$382,981	$229,877	$—	$(279,071)	$(559,896)
Percentage change in fair value	1.2%	0.7%	—%	(0.9)%	(1.7)%

(1)Includes fixed maturity investments, short term investments, fixed income exchange traded funds and private credit funds.

	Credit Spread Shift in Basis Points
At December 31, 2024	-100	-50	Base	50	100
(in thousands, except percentages)
Fair value of investments (1)	$29,567,525	$29,469,996	$29,275,315	$29,049,045	$28,822,654
Net increase (decrease) in fair value	$292,210	$194,681	$—	$(226,270)	$(452,661)
Percentage change in fair value	1.0%	0.7%	—%	(0.8)%	(1.5)%

(1)Includes fixed maturity investments, short term investments and private credit funds.
We also employ credit derivatives in our investment portfolio to either assume credit risk or hedge our credit exposure. At December 31, 2025, we had outstanding credit derivatives of $500.9 million in notional positions to protect the investment portfolio against increasing credit risk and $39.5 million in notional positions to assume credit risk, denominated in U.S. dollars (2024 - $1.0 billion and $Nil, respectively). Refer to “Note 19. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to our credit derivatives.
The aggregate hypothetical market value impact from an immediate tightening in credit spreads of 100 basis points would cause a decrease in the market value of our net position in these derivatives of approximately $19.4 million at December 31, 2025 (2024 - $34.0 million). Conversely, the aggregate hypothetical market value impact from an immediate widening in credit spreads of 100 basis points would cause an increase in the market value of our net position in these derivatives of approximately $18.5 million at December 31, 2025 (2024 - $42.3 million). For an immediate downward shift in credit spreads, we do not allow credit spreads to go negative in calculating the impact. The foregoing reflects the use of an immediate time horizon, since this presents the worst-case scenario.
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
Equity Price Risk
Equity price risk is the potential loss arising from changes in the market value of equity investments, excluding fixed income exchange traded funds, which are subject to interest rate and credit risk above. As detailed in the table below, we are directly exposed to this risk through our investments in common stock equity investments, including certain positions in our strategic investment portfolio, which are traded on nationally recognized stock exchanges; and indirectly exposed to this risk through other investments such as our direct private equity investments, private equity funds and hedge funds, whose exit strategies and market values often depend on the wider equity markets. We may, from time to time, use equity derivatives in our investment portfolio to either assume equity risk or hedge our equity exposure.
The following table summarizes a hypothetical 10% increase or decline in the market value of our private equity funds, hedge funds, direct private equity investments, and common stock, holding all other factors constant, at the dates indicated:

At December 31,	2025	2024
(in thousands, except for percentages)
Private equity funds	$701,837	$609,105
Hedge funds	473,990	338,248
Direct private equity investments	185,005	211,866
Common stock	150,179	117,756
Total carrying value of investments exposed to equity price risk	$1,511,011	$1,276,975

Impact of a hypothetical 10% increase in the carrying value of investments exposed to equity price risk	$151,101	$127,698
Impact of a hypothetical 10% decrease in the carrying value of investments exposed to equity price risk	$(151,101)	$(127,698)

Commodity Price Risk
Commodity price risk is the potential loss arising from changes in the market value of commodities. We are directly exposed to this risk through our investments in commodity derivative instruments, which are exchange traded, but may include over-the-counter derivative instruments when deemed appropriate. At December 31, 2025 the total notional amount of commodity contracts was $1.2 billion (2024 - $684.8 million), and the aggregate fair value of these contracts was a net liability position of $12.4 million (2024 - net asset position of $6.4 million). If the underlying exposure of each commodity derivative held at December 31, 2025 depreciated by 10%, it would have resulted in a reduction in net income of $118.9 million (2024 - $68.7 million). If the underlying exposure of each commodity derivative held at December 31, 2025 appreciated by 10%, it would have resulted in an increase in net income of $118.9 million (2024 - $68.9 million).
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Reference is made to Item 15 of this Report for the Consolidated Financial Statements of RenaissanceRe and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed our internal control over financial reporting as of December 31, 2025 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that RenaissanceRe’s internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers Ltd., the independent registered public accountants who audited our consolidated financial statements included in this Form 10-K, audited our internal control over financial reporting as of December 31, 2025 and their attestation report on our internal control over financial reporting is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to information found in our Proxy Statement for the Annual General Meeting of Shareholders to be held on May 5, 2026. We intend to file our Proxy Statement no later than 120 days after the close of the fiscal year.
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

4.3(a)
First Supplemental Indenture, dated as of June 29, 2017, among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

4.3(b)
Second Supplemental Indenture, March 25, 2019, by and among RenaissanceRe Finance Inc., as issuer, RenaissanceRe Holdings Ltd., as guarantor and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 26, 2019.

4.3(c)
Senior Debt Securities Guarantee Agreement, dated as of June 29, 2017, between RenaissanceRe Holdings Ltd., as guarantor, and Deutsche Bank Trust Company Americas, as guarantee trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

4.4
Senior Indenture, dated as of April 2, 2019, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 2, 2019.

4.4(a)
First Supplemental Indenture, dated as of April 2, 2019, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on April 2, 2019.

4.4(b)
Second Supplemental Indenture, dated as of June 5, 2023, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on June 5, 2023.

4.4(c)
Third Supplemental Indenture, dated as of February 25, 2025, by and between RenaissanceRe Holdings Ltd., as issuer, and Deutsche Bank Trust Company Americas, as trustee, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on February 25, 2025.

4.5	Description of Securities, incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K, filed with the Commission on February 4, 2022.

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

10.4*
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

10.5(a)*
Amendment Number One to the RenaissanceRe Holdings Ltd. First Amended and Restated 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings, Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

10.5(b)*
Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.5(c)*
Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on July 27, 2016.

10.5(d)*
Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2016 Long-Term Incentive Plan (for awards made in March 2020 and later), incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 7, 2020.

10.5(e)*	Performance Share Agreement with Kevin O’Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.5(f)*	Restricted Stock Agreement with Kevin O’Donnell, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 9, 2023.
10.6*	RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.
10.6(a)*
Form of Deferred Cash Award Agreement pursuant to which Deferred Cash Awards are granted under the RenaissanceRe Holdings Ltd. Deferred Cash Award Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 13, 2017.

10.7*	RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.7(a)*
Form of Restricted Stock Unit Agreement pursuant to which restricted stock unit grants are made under the RenaissanceRe Holdings Ltd. 2016 Restricted Stock Unit Plan, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 10, 2016.

10.8*
Form of Agreement Regarding Use of Aircraft Interest by and between RenaissanceRe Holdings Ltd. and Certain Executive Officers of RenaissanceRe Holdings Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 22, 2013.

10.9*
Form of Director Retention Agreement, dated as of November 8, 2002, entered into by each of the non-employee directors of RenaissanceRe Holdings Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the SEC on March 31, 2003 (SEC File Number 001-14428).

10.10
Standby Letter of Credit Agreement, dated as of October 3, 2024, by and among Renaissance Reinsurance Ltd., RenaissanceRe Europe AG, RenaissanceRe Holdings Ltd., as Guarantor, and Nordea Bank Abp, New York Branch, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on October 3, 2024.

10.11
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

10.11(a)
Guaranty Agreement, dated November 18, 2022, among RenaissanceRe Finance Inc., the various lending financial institutions and Wells Fargo Bank, National Association, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 22, 2022.

10.12
Facility Letter for Issuance of Payment Instruments, dated March 22, 2019, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.12(a)
Master Agreement for Issuance of Payment Instruments, dated March 22, 2019, between Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance Inc., RenaissanceRe Europe AG and Citibank Europe plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 25, 2019.

10.12(b)
Amendment to Master Agreement for Issuance of Payment Instruments, dated November 1, 2023, by and among Renaissance Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance U.S. Inc., and RenaissanceRe Europe AG, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.13
Secured Facility Letter, dated December 19, 2022, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.13(a)
Deed of Amendment to Facility Letter (Committed), dated November 1, 2023, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 2, 2023.

10.13(b)
Deed of Amendment to Facility Letter (Committed), dated December 23, 2024, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 23, 2024.

10.13(c)
Deed of Amendment to Facility Letter (Committed), dated December 22, 2025, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe Plc, incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on December 22, 2025.

10.14
Waiver, dated as of November 15, 2016, by and between RenaissanceRe Holdings Ltd. and BlackRock, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on November 18, 2016.

10.15
Waiver, dated as of May 11, 2018, by and between RenaissanceRe Holdings Ltd. and The Vanguard Group, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on May 16, 2018.

10.16
Waiver, dated as of February 6, 2023, by and between RenaissanceRe Holdings Ltd. and T. Rowe Price Associates, Inc., incorporated by reference to RenaissanceRe Holdings Ltd.’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on February 8, 2023.

10.17
Reserve Development Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG, and Tokio Millennium Re (UK) Limited and Tokio Marine & Nichido Fire Insurance Co., Ltd., incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 22, 2019.

10.18
Retrocession Agreement, dated as of March 22, 2019, by and between Tokio Millennium Re AG and Tokio Marine & Nichido Fire Insurance Co., Ltd., Incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the SEC on March 22, 2019.

19.1	RenaissanceRe Holdings Ltd. Insider Trading Policy.
21.1	List of Subsidiaries of the Registrant.
22.1	Issuers of Registered Guaranteed Debt Securities.
23.1	Consent of PricewaterhouseCoopers Ltd.
31.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Kevin J. O’Donnell, Chief Executive Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert Qutub, Chief Financial Officer of RenaissanceRe Holdings Ltd., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Date:	February 11, 2026	RENAISSANCERE HOLDINGS LTD.
/s/ Kevin J. O’Donnell
Kevin J. O’Donnell
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. O’Donnell	Chief Executive Officer, President and Director (Principal Executive Officer)	February 11, 2026
Kevin J. O’Donnell

/s/ Robert Qutub	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 11, 2026
Robert Qutub

/s/ James C. Fraser	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 11, 2026
James C. Fraser

/s/ James L. Gibbons	Non-Executive Chair of the Board of Directors	February 11, 2026
James L. Gibbons

/s/ David C. Bushnell	Director	February 11, 2026
David C. Bushnell

/s/ Shyam Gidumal	Director	February 11, 2026
Shyam Gidumal

/s/ Duncan P. Hennes	Director	February 11, 2026
Duncan P. Hennes

/s/ Torsten Jeworrek	Director	February 11, 2026
Torsten Jeworrek

/s/ Henry Klehm, III	Director	February 11, 2026
Henry Klehm, III

/s/ Loretta J. Mester	Director	February 11, 2026
Loretta J. Mester

/s/ Valerie Rahmani	Director	February 11, 2026
Valerie Rahmani

/s/ Carol P. Sanders	Director	February 11, 2026
Carol P. Sanders

/s/ Cynthia Trudell	Director	February 11, 2026
Cynthia Trudell

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of RenaissanceRe Holdings Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of RenaissanceRe Holdings Ltd. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing on page S-1 (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Reserve for Claims and Claim Expenses

As described in Notes 2 and 8 to the consolidated financial statements, the Company’s reserve for claims and claim expenses represents management’s estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses was $22.3 billion at December 31, 2025. In determining management’s estimate of the reserve for claims and claim expenses, management’s analysis includes consideration of loss development patterns, historical ultimate loss ratios, and the presence of individual large losses. Management’s analysis incorporates available information derived from claims information from certain customers and brokers, industry assessments of losses, proprietary models, and the terms and conditions of the Company’s contracts. The estimate for the casualty and specialty segment is sensitive to the selection of actuarial methods, expected trends in claim severity and frequency, the time lag inherent in reporting information, and industry or event trends. The estimate for the property segment is sensitive to the preliminary nature of the information available, the magnitude and relative infrequency of the events, the expected duration of the respective claims development period, inadequacies in the data provided to the relevant date by industry participants and the potential for further reporting lags or insufficiencies, and, in certain instances, significant uncertainty as to the form of the claims and legal issues under the relevant terms of insurance and reinsurance contracts.

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
February 11, 2026

We have served as the Company’s auditor since 2022.

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At December 31, 2025 and 2024
(in thousands of United States Dollars, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets
Fixed maturity investments trading, at fair value - amortized cost $24,658,351 at December 31, 2025 (2024 - $23,750,540) (Notes 5 and 6)	$24,884,323	$23,562,514
Short term investments, at fair value - amortized cost $4,760,027 at December 31, 2025 (2024 - $4,532,166) (Notes 5 and 6)	4,759,811	4,531,655
Equity investments, at fair value (Notes 5 and 6)	1,732,990	117,756
Other investments, at fair value (Notes 5 and 6)	4,574,214	4,324,761
Investments in other ventures, under equity method (Note 5)	121,871	102,770
Total investments	36,073,209	32,639,456
Cash and cash equivalents	1,731,181	1,676,604
Premiums receivable (Note 7)	7,252,454	7,290,228
Prepaid reinsurance premiums	993,781	888,332
Reinsurance recoverable (Notes 7 and 8)	3,899,913	4,481,390
Accrued investment income	233,688	238,290
Deferred acquisition costs and value of business acquired	1,538,540	1,552,359
Deferred tax asset (Note 15)	701,927	701,053
Receivable for investments sold	414,523	91,669
Other assets	328,087	444,037
Goodwill and other intangible assets (Note 4)	633,087	704,132
Total assets	$53,800,390	$50,707,550
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 8)	$22,302,345	$21,303,491
Unearned premiums	6,028,174	5,950,415
Debt (Note 9)	2,329,201	1,886,689
Reinsurance balances payable	2,540,518	2,804,344
Payable for investments purchased	533,101	150,721
Other liabilities	856,302	1,060,129
Total liabilities	34,589,641	33,155,789
Commitments and contingencies (Note 20)
Redeemable noncontrolling interests (Note 10)	7,602,092	6,977,749
Shareholders’ Equity
Preference shares: $1.00 par value – 30,000 shares issued and outstanding at December 31, 2025 (2024 – 30,000) (Note 12)	750,000	750,000
Common shares: $1.00 par value – 43,961,539 shares issued and outstanding at December 31, 2025 (2024 – 50,180,987) (Note 12)	43,962	50,181
Additional paid-in capital (Note 12)	—	1,512,435
Accumulated other comprehensive income (loss)	(12,626)	(14,756)
Retained earnings (Note 12)	10,827,321	8,276,152
Total shareholders’ equity attributable to RenaissanceRe	11,608,657	10,574,012
Total liabilities, noncontrolling interests and shareholders’ equity	$53,800,390	$50,707,550
See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2025, 2024, and 2023
(in thousands of United States Dollars, except per share amounts)

	2025	2024	2023
Revenues
Gross premiums written (Note 7)	$11,738,420	$11,733,066	$8,862,366
Net premiums written (Note 7)	$9,870,200	$9,952,216	$7,467,813
Decrease (increase) in unearned premiums	30,982	143,544	3,320
Net premiums earned (Note 7)	9,901,182	10,095,760	7,471,133
Net investment income (Note 5)	1,703,475	1,654,289	1,253,110
Net foreign exchange gains (losses)	(13,504)	(76,076)	(41,479)
Equity in earnings (losses) of other ventures (Note 5)	71,332	47,087	43,474
Other income (loss)	4,321	1,928	(6,152)
Net realized and unrealized gains (losses) on investments (Note 5)	1,181,268	(27,840)	414,522
Total revenues	12,848,074	11,695,148	9,134,608
Expenses
Net claims and claim expenses incurred (Notes 7 and 8)	5,615,839	5,332,981	3,573,509
Acquisition expenses	2,550,823	2,643,867	1,875,034
Operational expenses	464,477	496,588	375,182
Corporate expenses	82,008	134,784	127,642
Interest expense (Note 9)	120,852	93,768	73,181
Total expenses	8,833,999	8,701,988	6,024,548
Income (loss) before taxes	4,014,075	2,993,160	3,110,060
Income tax benefit (expense) (Note 15)	(396,332)	(32,628)	510,067
Net income (loss)	3,617,743	2,960,532	3,620,127
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(935,409)	(1,090,172)	(1,058,995)
Net income (loss) attributable to RenaissanceRe	2,682,334	1,870,360	2,561,132
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,646,959	$1,834,985	$2,525,757
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 13)	$56.23	$35.31	$52.40
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 13)	$56.03	$35.21	$52.27

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the years ended December 31, 2025, 2024 and 2023
(in thousands of United States Dollars)

	2025	2024	2023
Comprehensive income (loss)
Net income (loss)	$3,617,743	$2,960,532	$3,620,127
Change in net unrealized gains (losses) on investments, net of tax	331	1,045	1,082
Foreign currency translation adjustments, net of tax	1,799	(1,590)	169
Comprehensive income (loss)	3,619,873	2,959,987	3,621,378
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(935,409)	(1,090,172)	(1,058,995)
Comprehensive income (loss) attributable to RenaissanceRe	$2,684,464	$1,869,815	$2,562,383

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the years ended December 31, 2025, 2024 and 2023
(in thousands of United States Dollars)

	2025	2024	2023
Preference shares
Balance – January 1	$750,000	$750,000	$750,000
Balance – December 31	750,000	750,000	750,000
Common shares
Balance – January 1	50,181	52,694	43,718
Issuance of shares (Note 12)	—	—	8,568
Repurchase of shares (Note 12)	(6,435)	(2,711)	—
Issuance of performance share and restricted stock awards (Notes 12 and 17)	216	198	408
Balance – December 31	43,962	50,181	52,694
Additional paid-in capital
Balance – January 1	1,512,435	2,144,459	475,647
Issuance of shares (Note 12)	—	—	1,628,209
Repurchase of shares (Note 12)	(1,566,319)	(675,453)	—
Change in redeemable noncontrolling interest	(834)	(5,029)	(1,404)
Issuance of performance share and restricted stock awards (Notes 12 and 17)	54,718	48,458	42,007
Balance – December 31	—	1,512,435	2,144,459
Accumulated other comprehensive income (loss)
Balance – January 1	(14,756)	(14,211)	(15,462)
Change in net unrealized gains (loss) on investments, net of tax	331	1,045	1,082
Foreign currency translation adjustments, net of tax	1,799	(1,590)	169
Balance – December 31	(12,626)	(14,756)	(14,211)
Retained earnings
Balance – January 1	8,276,152	6,522,016	4,071,371
Net income (loss)	3,617,743	2,960,532	3,620,127
Net (income) loss attributable to redeemable noncontrolling interests (Note 10)	(935,409)	(1,090,172)	(1,058,995)
Repurchase of shares (Note 12)	(20,947)	—	—
Dividends on common shares (Note 12)	(74,843)	(80,849)	(75,112)
Dividends on preference shares (Note 12)	(35,375)	(35,375)	(35,375)
Balance – December 31	10,827,321	8,276,152	6,522,016
Total shareholders’ equity attributable to RenaissanceRe	$11,608,657	$10,574,012	$9,454,958

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2025, 2024 and 2023
(in thousands of United States Dollars)

	2025	2024	2023
Cash flows provided by (used in) operating activities
Net income (loss)	$3,617,743	$2,960,532	$3,620,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(14,122)	258,456	(134,753)
Equity in undistributed (earnings) losses of other ventures	(17,218)	9,035	(7,642)
Net realized and unrealized (gains) losses on investments	(1,181,974)	(29,439)	(482,794)
Change in:
Premiums receivable	37,774	(9,546)	(126,852)
Prepaid reinsurance premiums	(105,449)	36,445	223,385
Reinsurance recoverable	581,477	862,896	663,909
Deferred acquisition costs and value of business acquired	13,819	199,078	37,301
Reserve for claims and claim expenses	998,854	816,622	(34,656)
Unearned premiums	77,759	(185,720)	(227,001)
Reinsurance balances payable	(263,826)	(381,830)	(1,040,110)
Other	(51,730)	(371,707)	(579,280)
Net cash provided by (used in) operating activities	3,693,107	4,164,822	1,911,634
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	12,687,277	23,515,450	21,796,577
Purchases of fixed maturity investments trading	(13,304,154)	(26,296,842)	(24,771,411)
Proceeds from sales of short term investments	45,559,744	31,772,072	41,152,880
Purchases of short term investments	(45,694,376)	(31,597,588)	(39,309,700)
Proceeds from sales of equity investments	1,602	463	566,040
Purchases of equity investments	(1,564,947)	(205)	(1,715)
Proceeds from sales of other investments	1,010,790	1,087,445	489,658
Purchases of other investments	(1,475,319)	(1,445,666)	(1,217,158)
Purchases of investments in other ventures	(1,089)	(57,335)	(25,265)
Return of investments in other ventures	321	41,349	5,554
Net settlements of derivatives	564,342	(79,999)	(74,350)
Net purchase of Validus	—	—	(2,433,746)
Net cash provided by (used in) investing activities	(2,215,809)	(3,060,856)	(3,822,636)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(74,843)	(80,849)	(75,112)
Dividends paid – preference shares	(35,375)	(35,375)	(35,375)
RenaissanceRe common share repurchases	(1,599,680)	(666,921)	—
RenaissanceRe common share issuance, net of expenses	—	—	1,351,608
Repayment of debt	(450,000)	(75,000)	(30,000)
Issuance of debt, net of expenses	889,114	—	740,581
Repayment of Medici Revolving Credit Facility	(75,000)	(75,000)	—
Drawdown of Medici Revolving Credit Facility	75,000	75,000	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	212,240	537,433	982,914
Redemptions of third-party redeemable noncontrolling interest shares	(328,437)	(943,223)	(400,458)
Taxes paid on withholding shares	(23,522)	(23,580)	(20,518)
Net cash provided by (used in) financing activities	(1,410,503)	(1,287,515)	2,588,639
Effect of exchange rate changes on foreign currency cash	(12,218)	(17,365)	5,542
Net increase (decrease) in cash and cash equivalents	54,577	(200,914)	683,179
Cash and cash equivalents, beginning of year	1,676,604	1,877,518	1,194,339
Cash and cash equivalents, end of year	$1,731,181	$1,676,604	$1,877,518

Supplemental disclosure of cash flow information
Interest paid	$111,830	$88,046	$73,543
Non-cash consideration (1)	$—	$—	$285,168
(1)Represents the non-cash component of the total Validus Acquisition consideration. Refer to “Note 3. Acquisition of Validus” for additional information related to the Validus Acquisition.
See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Premiums and Related Expenses
Premiums are recognized as income, net of any applicable reinsurance or retrocessional coverage purchased, over the terms of the related contracts and policies. Premiums written are based on contract and policy terms and include estimates based on information received from both insureds and ceding companies. Subsequent revisions to premium estimates are recorded in the period in which they are determined. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of contracts and policies in force. Amounts are computed by pro rata methods based on statistical data or reports received from ceding companies. Reinstatement premiums are estimated after the occurrence of a significant loss and are recorded in accordance with the contract terms. Reinstatement premiums are earned when written.
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
Reinsurance
Amounts recoverable from reinsurers are estimated in a manner consistent with the claims and claim expense reserves associated with the related assumed (re)insurance. For multi-year retrospectively rated contracts, the Company accrues amounts (either assets or liabilities) that are due to or from retrocessionaires based on estimated contract experience. If the Company determines that adjustments to earlier estimates are appropriate, such adjustments are recorded in the period in which they are determined. Reinsurance recoverable on dual trigger reinsurance contracts require the Company to estimate its ultimate losses applicable to these contracts as well as estimate the ultimate amount of insured industry losses that will be reported by the applicable statistical reporting agency, as per the contract terms. Amounts recoverable from reinsurers are recorded net of a provision for current expected credit losses to reflect expected credit losses.
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
Other Investments
The Company accounts for its other investments at fair value in accordance with FASB ASC Topic 825, Financial Instruments with interest and dividend income included in net investment income. Realized and unrealized gains and losses on other investments are included in net realized and unrealized gains (losses) on investments. The fair value of the Company’s fund investments, which include private equity funds, private credit funds, hedge funds and insurance-linked securities funds, is generally established on the basis of the net asset value (“NAV”) per share (or its equivalent) established by each respective fund investments manager, if applicable. The net asset value established by the respective fund investments manager is determined in accordance with the governing documents of such fund investments. The Company applies the practical expedient provided by the FASB ASC Topic 825, Financial Instruments relating to investments in certain entities that calculate NAV per share (or its equivalent) and therefore measure the fair value of the fund investments based on that NAV per share, or its equivalent. Fund investments are recorded on the consolidated balance sheets in other investments. Fund investments which are valued using NAV per share as a practical expedient are not categorized within the fair value hierarchy.
Certain of the Company’s fund investment managers, or their fund administrators, are unable to provide final fund valuations as of the Company’s current reporting date. The Company typically experiences a reporting lag to receive a final net asset value report of up to one month for hedge funds and insurance-linked securities funds, and three months for both private equity funds and private credit funds, although the Company has occasionally experienced delays of up to six months, particularly at year end.
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
Earnings Per Share
The Company calculates earnings per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic earnings per share are based on weighted average common shares and exclude any dilutive effects of restricted stock. Diluted earnings per share assumes the exercise of all dilutive restricted stock grants.
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
Taxation
Income taxes have been provided for in accordance with the provisions of FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities result from temporary differences between the amounts recorded in the consolidated financial statements and the tax basis of the Company’s assets and liabilities. Such temporary differences are primarily due to net operating loss and capital loss carryforwards and GAAP versus tax basis accounting differences relating to insurance-related assets and liabilities, investments, and deferred revenues and expenses, among others. The effect on deferred tax assets and liabilities of a change in tax law or tax rates is recognized in income in the period in which the change is enacted. A valuation allowance against net deferred tax assets is recorded if it is more likely than not that all, or some portion, of the benefits related to net deferred tax assets will not be realized. Significant judgments, assumptions and estimates, which are inherently subjective, are required in determining income tax expense, temporary differences, the deferred tax impact of a change in law, and valuation allowances.
Uncertain tax positions are also accounted for in accordance with FASB ASC Topic 740, Income Taxes. Uncertain tax positions must meet a more likely than not recognition threshold to be recognized.

Government Grants
The Company has or will claim substance-based government grants and refundable tax credits it is eligible for in Bermuda, Ireland, and Canada. These government grants and refundable tax credits are generally based on a percentage of eligible expenditures related to compensation costs, other operating expenses and corporate expenses. The Company recognizes the benefit of government grants and refundable tax credits as reductions to the related expenses in the consolidated statement of operations in the period it is probable the conditions for receiving the grant or refundable tax credit will be satisfied.
Recently Adopted Accounting Pronouncements
Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). Among other things, ASU 2023-09 addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis, with the option to apply retrospectively. The Company adopted ASU 2023-09 for the annual reporting period beginning on January 1, 2025 on a prospective basis. The adoption of ASU 2023-09 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). Among other things, ASU 2024-03 addresses investor requests for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions (such as cost of sales; selling, general and administrative expenses and research and development). The amendments in ASU 2024-03 are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.
Government Grants
In December 2025, the FASB issued ASU No. 2025-10, Accounting for Government Grants Received by Business Entities (“ASU 2025-10”). ASU 2025-10 establishes authoritative guidance for recognition, measurement and presentation of government grants. The amendments in ASU 2025-10 are effective for public business entities for annual reporting periods beginning after December 15, 2028, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

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
The Company recorded $5.4 million of corporate expenses associated with the acquisition of Validus during 2025 (2024 - $61.9 million). Included in these expenses are compensation, transaction and integration-related costs.

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
Identifiable indefinite lived and finite lived intangible assets consisted of the following and are included in goodwill and other intangible assets on the Company’s consolidated balance sheet:

	Amount	Economic Useful Life
Agent relationships - top four	$195,000	15 years
Agent relationships - other	9,000	5 years
Managing General Agent (“MGA”) relationships	3,000	15 years
Trade name	5,000	0.5 years
Renewal rights	215,000	15 years
Asset management contracts	20,000	4 years
Insurance licenses	13,884	Indefinite
Gross identifiable intangible assets related to the acquisition of Validus, at November 1, 2023	460,884
Accumulated amortization (from November 1, 2023 through December 31, 2025), net of foreign exchange	128,789
Impairment loss on insurance licenses	13,767
Net identifiable intangible assets related to the acquisition of Validus at December 31, 2025	$318,328

Amortization from the acquisition date, November 1, 2023, through December 31, 2023 was included in the Company’s consolidated statements of operations for 2023.
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
Financial Results
The following table summarizes the unaudited net contribution from the acquisition of Validus since November 1, 2023 that was included in the Company’s consolidated statements of operations and comprehensive income (loss) for 2023. Operating activities of Validus from the acquisition date, November 1, 2023, through December 31, 2023 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for 2023.
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

Supplemental Pro Forma Information
The following table presents unaudited pro forma consolidated financial information for the year ended December 31, 2023 and assumes the acquisition of Validus occurred on January 1, 2022. The unaudited pro forma consolidated financial information is provided for informational purposes only and is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the transaction been completed as of January 1, 2022 or that may be achieved in the future. The unaudited pro forma consolidated financial information does not give consideration to the impact of possible revenue enhancements, expense efficiencies, synergies or asset dispositions that may result from the acquisition of Validus. In addition, unaudited pro forma consolidated financial information does not include the effects of costs associated with any restructuring or integration activities resulting from the acquisition of Validus, as they are nonrecurring.

Year ended December 31,	2023
Total revenues	$11,611,682
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,926,518

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
Defined Benefit Pension Plan
The Validus group entities have a contributory defined benefit pension plan for employees, which was not material to RenaissanceRe’s results of operations, financial condition or cash flows for 2025.
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
At December 31, 2025, the net balance sheet liability was $1.0 million, comprising $12.5 million of projected benefit obligation and $11.5 million of plan assets at fair value (2024 - $1.6 million, $10.5 million, and $8.8 million, respectively).
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The following tables show an analysis of goodwill and other intangible assets, net of foreign currency translation adjustments, included in goodwill and other intangible assets on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets
At December 31,	2025	2024
Goodwill, net	$300,534	$300,507
Other intangible assets, net	332,553	403,625
Total goodwill and other intangible assets	$633,087	$704,132

Included in goodwill and other intangible assets on the Company’s consolidated balance sheet at December 31, 2025 was gross goodwill of $302.8 million (2024 - $302.8 million, 2023 - $302.8 million). Included in goodwill, net at December 31, 2025 was accumulated impairment losses of $2.3 million (2024 - $2.3 million).

In addition, the Company has also recorded goodwill and other intangible assets included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill and Other Intangible Assets Included in Investments in Other Ventures, Under Equity Method
At December 31,	2025	2024
Goodwill, net	$8,724	$8,724
Other intangible assets, net	183	207
Total goodwill and other intangible assets	$8,907	$8,931

Included in investments in other ventures, under equity method on the Company’s consolidated balance sheet at December 31, 2025 was gross goodwill of $13.2 million (2024 - $13.2 million, 2023 - $15.3 million). Included in gross goodwill and gross other intangible assets was a reduction of $2.1 million and $6.9 million, respectively, related to a change in the classification of the Company’s investment in TWFG, from investment in other ventures, under equity method to fair value, as a result of TWFG, Inc’s initial public offering in 2024. Included in goodwill, net at December 31, 2025, was accumulated impairment losses of $4.5 million (2024 - $4.5 million).
Goodwill
The following table shows a roll forward of goodwill included in goodwill and other intangible assets and goodwill included in investments in other ventures, under equity method on the Company’s consolidated balance sheets:

	Goodwill
	Goodwill and Other Intangible Assets	Investments in Other Ventures, Under Equity Method
Balance at December 31, 2023, net	$300,542	$10,808
Adjustments	—	(2,084)
Foreign currency translation	(35)	—
Balance at December 31, 2024, net	300,507	8,724
Foreign currency translation	27	—
Balance at December 31, 2025, net	$300,534	$8,724

Other Intangible Assets
The gross carrying value, accumulated amortization and accumulated impairment losses by major category of other intangible assets included in goodwill and other intangible assets and investments in other ventures, under equity method on the Company’s consolidated balance sheets are shown below:

	Other Intangible Assets
At December 31, 2025	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net
Customer relationships and customer lists	$530,534	$(216,129)	$(1,403)	$313,002
Licenses (1)	30,951	—	(20,567)	10,384
Value of business acquired	20,200	(20,200)	—	—
Asset management contracts	20,000	(10,833)	—	9,167
Software	12,230	(12,230)	—	—
Patents and intellectual property	4,500	(1,875)	(2,625)	—
Covenants not-to-compete	4,030	(4,030)	—	—
Trademarks and trade names	6,710	(6,527)	—	183
	$629,155	$(271,824)	$(24,595)	$332,736

(1)Licenses is comprised of $10.4 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2025

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

(1)Licenses is comprised of $10.4 million of indefinite lived other intangible assets, included in other intangible assets, net, as of December 31, 2024
The Company recorded amortization expense of $71.1 million and an impairment loss of $Nil related to other intangible assets during 2025 (2024 - $57.6 million and $13.8 million, respectively).
In performing the impairment assessment, the Company first assessed qualitative factors to determine whether it was necessary to perform a quantitative impairment test. Based on its qualitative assessment, the Company determined it was not more likely than not that the fair value of the goodwill and other intangible assets in question were less than their respective carrying amounts. The qualitative assessment included the following factors which the Company determined had not significantly deteriorated given specific facts and circumstances: macroeconomic conditions; industry and market conditions; costs factors; and overall financial performance. Other than normal course amortization of intangible assets, in accordance with the Company’s established accounting policy, there were no adjustments to carried goodwill and other intangible assets during 2025.
During 2024, the Company amalgamated and merged certain Validus Re entities into the Company. As a result of management’s review and analysis, it was determined that certain licenses associated with these entities were either cancelled upon amalgamation or merger, or that there was no new business written using these licenses in 2024, and no new business would be incepting using these licenses on a go forward basis. Accordingly, and in connection with the Company’s impairment testing performed, it was determined that certain licenses associated with these acquired Validus entities, which were initially reflected as indefinite lived intangible assets of $13.9 million at the time of the acquisition of Validus, should be written down to $Nil. The Company recorded an intangible asset impairment charge of $13.8 million during 2024.
The remaining useful life of intangible assets with finite lives ranges from 1.83 years to 12.83 years, with a weighted-average amortization period of 11.89 years. Expected amortization of the other intangible assets, including other intangible assets recorded in investments in other ventures, under equity method, is shown below:

	Other Intangible Assets
	Other Intangibles Assets	Investments in Other Ventures, Under Equity Method	Total
2026	$61,324	$24	$61,348
2027	53,505	24	53,529
2028	42,492	24	42,516
2029	34,386	24	34,410
2030	28,787	24	28,811
2031 and thereafter	101,675	63	101,738
Total remaining amortization expense	322,169	183	322,352
Indefinite lived	10,384	—	10,384
Total	$332,553	$183	$332,736

NOTE 5. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

At December 31.	2025	2024
U.S. treasuries	$10,641,503	$11,001,893
Corporate	8,528,828	7,862,423
Residential mortgage-backed	2,606,882	1,707,056
Asset-backed	1,606,790	1,422,393
Non-U.S. government	691,912	618,809
Agencies	486,817	623,489
Commercial mortgage-backed	321,591	326,451
Total fixed maturity investments trading	$24,884,323	$23,562,514

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2025		At December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$2,072,111	$2,081,003	$1,374,089	$1,373,838
Due after one through five years	12,450,807	12,606,212	12,139,153	12,131,114
Due after five through ten years	5,039,803	5,109,842	6,339,563	6,246,506
Due after ten years	573,271	552,003	387,413	355,156
Mortgage-backed	2,920,644	2,928,473	2,094,190	2,033,507
Asset-backed	1,601,715	1,606,790	1,416,132	1,422,393
Total	$24,658,351	$24,884,323	$23,750,540	$23,562,514

Equity Investments
The following table summarizes the fair value of equity investments:

At December 31.	2025	2024
Fixed income exchange traded funds	$1,582,811	$—
Common stock (1)
Financials	147,996	116,400
Other	2,183	1,356
Total common stock	150,179	117,756
Total equity investments	$1,732,990	$117,756

(1)In 2025, the Company revised its presentation of equity investments to present all individual equity holdings as common stock. Comparative information for the prior periods presented have been updated to conform to the current presentation.
Pledged Investments
At December 31, 2025, $8.6 billion (2024 - $10.3 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.5 billion (2024 - $3.1 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.
Reverse Repurchase Agreements
At December 31, 2025, the Company held $59.2 million (2024 - $169.4 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.

Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

At December 31,	2025	2024
Fund investments
Private credit funds	$1,445,158	$1,181,146
Private equity funds	701,837	609,105
Hedge funds	473,990	338,248
Insurance-linked securities funds	154,514	—
Total fund investments	2,775,499	2,128,499
Catastrophe bonds	1,613,710	1,984,396
Direct private equity investments	185,005	211,866
Total other investments	$4,574,214	$4,324,761

Fund Investments
Fund investments are limited partnership or similar interests in private equity funds, private credit funds, hedge funds and insurance-linked securities funds managed by unrelated third parties.
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
Insurance-Linked Securities Funds
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
During 2025, investors subscribed for $399.0 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company. Net income from Medici UCITS attributable to the Company was $14.5 million in 2025. At December 31, 2025, the total net asset value of Medici UCITS was $449.9 million, of which $154.5 million was attributable to the Company, and the Company’s ownership in Medici UCITS was 34.3%.
Limited Partnerships Entities
The Company’s fund investments are primarily variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company has also invested into some of the same limited partnerships through debt investments included within fixed maturities investments trading. The Company determined that certain of these interests represent investments in the VIEs and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitment.
The following table summarizes the aggregate carrying amount of investments in unconsolidated VIEs on the Company’s consolidated balance sheets, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
	Carrying Amount	Unfunded Commitments	Total
At December 31, 2025	$2,665,801	$3,207,923	$5,873,724
At December 31, 2024	$1,993,362	$1,863,142	$3,856,504

Catastrophe Bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within 1 to 5 years.
Direct Private Equity Investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.
Investments in Other Ventures, under Equity Method
The table below shows the Company’s portfolio of investments in other ventures, under equity method:

	2025		2024
At December 31,	Ownership %	Carrying Value	Ownership %	Carrying Value
Investments in other ventures, under equity method	0.1% - 50.0%	$121,871	0.1% - 50.0%	$102,770

Net Investment Income
The components of net investment income are as follows:

Year ended December 31,	2025	2024	2023
Fixed maturity investments trading	$1,144,271	$1,116,649	$744,457
Short term investments	190,549	183,153	213,303
Equity investments
Fixed income exchange traded funds	48,897	—	4,306
Common stock (1)	2,671	2,460	2,955
Other investments
Catastrophe bonds	200,465	238,844	200,572
Fund and direct private equity investments (2)	96,629	82,457	87,296
Cash and cash equivalents	47,379	54,241	23,123
	1,730,861	1,677,804	1,276,012
Investment expenses	(27,386)	(23,515)	(22,902)
Net investment income	$1,703,475	$1,654,289	$1,253,110

(1)In 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)In 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”
Equity in Earnings (Losses) of Other Ventures
The table below shows the Company’s equity in earnings (losses) of other ventures:

Year ended December 31,	2025	2024	2023
Equity in earnings (losses) of other ventures	$71,332	$47,087	$43,474

During 2025, the Company received $53.2 million of distributions from its investments in other ventures, under equity method (2024 - $109.8 million, 2023 - $41.4 million). The equity in earnings (losses) of Top Layer Reinsurance Ltd. (“Top Layer”), a managed joint venture formed by the Company to write high excess non-U.S. property catastrophe reinsurance, is recorded on a current quarter basis. The equity in earnings (losses) of the Company’s investments in other ventures are reported one quarter in arrears.
Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

Year ended December 31,	2025	2024	2023
Fixed maturity investments trading	$419,857	$(246,423)	$292,054
Investment-related derivatives (1)	638,534	(57,279)	(68,272)
Equity investments	49,374	10,976	45,751
Other investments
Catastrophe bonds	(10,978)	62,353	101,897
Fund and direct private equity investments (2)	84,481	202,533	43,092
Net realized and unrealized gains (losses) on investments	$1,181,268	$(27,840)	$414,522

(1)Included in investment-related derivatives in 2025 are gains (losses) related to fixed maturity investment-related derivatives of $84.1 million (2024 - $(136.2) million, 2023 - $(67.0) million), equity investment-related derivatives of $138.9 million (2024 - $2.3 million, 2023 - $(1.9) million and commodity-related derivatives of $415.5 million (2024 - $76.5 million, 2023 - $0.7 million). Refer to “Note 19. Derivative Instruments” for additional information on investment-related derivatives.
(2)In 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”

Net realized and unrealized gains (losses) on fixed maturity investments trading and equity investments, is split between realized and unrealized gains (losses) as follows:

Year ended December 31,	2025	2024	2023
Fixed maturity investments trading
Net realized gains (losses)	$20,764	$(63,929)	$(393,041)
Net unrealized gains (losses)	399,093	(182,494)	685,095
Net realized and unrealized gains (losses)	$419,857	$(246,423)	$292,054

Equity investments
Net realized gains (losses)	$598	$355	$(27,492)
Net unrealized gains (losses)	48,776	10,621	73,243
Net realized and unrealized gains (losses)	$49,374	$10,976	$45,751

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,641,503	$10,641,503	$—	$—
Corporate	8,528,828	—	8,414,572	114,256
Residential mortgage-backed	2,606,882	—	2,606,882	—
Asset-backed	1,606,790	—	1,566,931	39,859
Non-U.S. government	691,912	—	691,912	—
Agencies	486,817	—	486,817	—
Commercial mortgage-backed	321,591	—	321,591	—
Total fixed maturity investments trading	24,884,323	10,641,503	14,088,705	154,115
Short term investments	4,759,811	959	4,758,852	—
Equity investments
Fixed income exchange traded funds	1,582,811	1,582,811	—	—
Common stock (1)	150,179	150,179	—	—
Total equity investments	1,732,990	1,732,990	—	—
Other investments
Catastrophe bonds	1,613,710	—	1,613,710	—
Direct private equity investments	185,005	—	157,010	27,995
	1,798,715	—	1,770,720	27,995
Fund investments (2)	2,775,499	—	—	—
Total other investments	4,574,214	—	1,770,720	27,995
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	—	—	(34)
Derivative assets (3)	18,347	7,400	10,947	—
Derivative liabilities (3)	(41,200)	(30,477)	(10,723)	—
Total other assets and (liabilities)	(22,887)	(23,077)	224	(34)
	$35,928,451	$12,352,375	$20,618,501	$182,076

(1)In 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)Fund investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(3)Refer to “Note 19. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$11,001,893	$11,001,893	$—	$—
Corporate	7,862,423	—	7,862,423	—
Residential mortgage-backed	1,707,056	—	1,707,056	—
Asset-backed	1,422,393	—	1,422,393	—
Agencies	623,489	—	623,489	—
Non-U.S. government	618,809	—	618,809	—
Commercial mortgage-backed	326,451	—	326,451	—
Total fixed maturity investments trading	23,562,514	11,001,893	12,560,621	—
Short term investments	4,531,655	99,343	4,432,312	—
Equity investments
Common stock (1)	117,756	117,756	—	—
Other investments
Catastrophe bonds	1,984,396	—	1,984,396	—
Direct private equity investments	211,866	—	168,089	43,777
	2,196,262	—	2,152,485	43,777
Fund investments (2)	2,128,499	—	—	—
Total other investments	4,324,761	—	2,152,485	43,777
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts (3)	(405)	—	—	(405)
Derivative assets (4)	34,538	10,614	23,924	—
Derivative liabilities (4)	(75,878)	(7,872)	(68,006)	—
Total other assets and (liabilities)	(41,745)	2,742	(44,082)	(405)
	$32,494,941	$11,221,734	$19,101,336	$43,372

(1)In 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)Fund investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
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
U.S. Treasuries
Level 1 - At December 31, 2025, the Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - At December 31, 2025, the Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations.
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
Agencies
Level 2 - At December 31, 2025, the Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.

Non-U.S. Government
Level 2 - At December 31, 2025, the Company’s non-U.S. government fixed maturity investments consisted of issuers of securities in this sector are non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - At December 31, 2025, the Company’s residential mortgage-backed fixed maturity investments include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - At December 31, 2025, the Company’s commercial mortgage-backed fixed maturity investments are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - At December 31, 2025, the Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - At December 31, 2025, the Company’s short term investments in U.S. treasuries were primarily priced by pricing services which utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - At December 31, 2025, amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.

Equity Investments
Level 1 - At December 31, 2025, the fair value of the Company’s portfolio of equity investments are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
Other Investments
Catastrophe Bonds
Level 2 - At December 31, 2025. the Company’s other investments include investments in catastrophe bonds which are recorded at fair value based on broker or underwriter bid indications.
Direct Private Equity Investments
Level 2 - At December 31, 2025, the Company’s other investments included $157.0 million (2024 - $168.1 million) of direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At December 31, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Corporate	$114,256	Recent transaction price	N/A	N/A
Asset-backed	39,859	Discounted cash flow	Discount rate	11.3%
Total fixed maturity investments trading	154,115
Other investments
Direct private equity investments	27,995	Internal valuation model	Discount rate	13.0%
			Liquidity discount	10.0%
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	Internal valuation model	Net undiscounted cash flows	$12,836
			Expected loss ratio	—%
			Discount rate	3.7%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$182,076

At December 31, 2024	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Other investments
Direct private equity investments	$43,777	Internal valuation model	Discount rate	10.0%
			Liquidity discount	15.0%
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(405)	Internal valuation model	Net undiscounted cash flows	$12,657
			Expected loss ratio	1.2%
			Discount rate	4.4%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$43,372

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs:

	Fixed Maturity Investments Trading		Other Investments
	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$—	$—	$43,777	$(405)	$43,372
Net investment income	—	2,104	304	—	2,408
Net realized and unrealized gains (losses) on investments	—	—	(17,120)	—	(17,120)
Other income (loss)	—	—	—	586	586
Net foreign exchange gains (losses)	—	—	34	—	34
Purchases	114,256	42,064	1,000	—	157,320
Settlements	—	(4,309)	—	(215)	(4,524)
Balance - December 31, 2025	$114,256	$39,859	$27,995	$(34)	$182,076

	Other Investments
	Direct Private Equity Investments	Term Loans	Other Assets and (Liabilities)	Total
Balance - January 1, 2024	$59,905	$97,658	$(515)	$157,048
Net investment income	258	—	—	258
Net realized and unrealized gains (losses) on investments	(16,686)	—	—	(16,686)
Other income (loss)	—	—	252	252
Net foreign exchange gains (losses)	(7)	—	—	(7)
Purchases	577	—	3,640	4,217
Sales	(270)	(94,321)	(3,626)	(98,217)
Settlements	—	(3,337)	(156)	(3,493)
Balance - December 31, 2024	$43,777	$—	$(405)	$43,372

Fixed Maturity Investments
Corporate
Level 3 - At December 31, 2025, the Company’s corporate fixed maturity investments included $114.3 million (2024 - $Nil) of investments with the fair value obtained through use of recent transaction price, due to lack of observable pricing inputs. These securities generally consist of privately rated debt issued by financial institutions.
Asset-backed
Level 3 - At December 31, 2025, the Company’s asset-backed fixed maturity investments included $39.9 million (2024 - $Nil) of investments with the fair value obtained through the use of discounted cash flow models, due to a lack of observable pricing inputs. The underlying collateral for these investments consists of a diversified pool of fund obligations.
Other Investments
Direct Private Equity Investments
Level 3 - At December 31, 2025, the Company’s other investments included $28.0 million (2024 - $43.8 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value, excluding mark-to-market impacts on invested assets, of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Term Loans
Level 3 - In 2024, the Company disposed of its investment in a term loan, which was recorded at fair value, with the fair value obtained through the use of a discounted cash flow model. The significant unobservable inputs included the projected cash flows and a discount rate based on the Secured Overnight Financing Rate (“SOFR”), adjusted for credit risk and a risk premium.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - At December 31, 2025 and 2024, the Company had a net liability related to assumed and ceded (re)insurance contracts accounted for at fair value, with the fair value obtained through the use of an internal valuation model. The inputs to the internal valuation model are principally based on proprietary data as observable market inputs are generally not available. The most significant unobservable inputs include the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows. The contract period and acquisition expense ratio are considered an observable input, as each is defined in the contract. Generally, an increase in the net expected cash flows and expected term of the contract and a decrease in the discount rate, expected loss ratio or acquisition expense ratio, would result in an increase in the expected profit and ultimate fair value of these assumed and ceded (re)insurance contracts.
The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for other investments and certain assumed and ceded (re)insurance contracts at fair value using the guidance under FASB ASC Topic 825, Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities.
The change in fair value of other investments resulted in net unrealized gains on investments in 2025 of $106.1 million (2024 - gains of $243.8 million, 2023 - gains of $137.3 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

At December 31,	2025		2024
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private credit funds	$1,445,158	$1,605,126	$1,181,146	$1,284,699
Private equity funds	701,837	661,159	609,105	664,234
Hedge funds	473,990	—	338,248	—
Insurance-linked securities funds	154,514	—	—	—
Total other investments measured using net asset valuations	$2,775,499	$2,266,285	$2,128,499	$1,948,933

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
Debt
Included in the Company’s consolidated balance sheet at December 31, 2025 were debt obligations with a carrying value of $2.3 billion (2024 - $1.9 billion), consisting of $2.2 billion classified as Level 2 and $99.2 million classified as Level 3 (2024 - $1.9 billion and $Nil). At December 31, 2025, the fair value of the Level 2 and Level 3 debt obligations were $2.3 billion and $100.2 million, respectively (2024 - $1.9 billion and $Nil).
The fair value of the Company’s Level 2 debt obligations is determined using indicative pricing obtained from independent third‑party pricing service providers. The fair value of the Company’s Level 3 debt obligations is obtained through the use of a discounted cash flow model. The significant unobservable inputs used in the discounted cash flow model were the cash flow projection of the associated debt obligations and the discount rate, adjusted for credit risk. There were no changes in the Company’s valuation techniques used to determine the fair value of the Company’s debt obligations during the period.
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on claims and claim expenses incurred:

Year ended December 31,	2025	2024	2023
Premiums Written
Direct	$871,854	$1,197,360	$865,771
Assumed	10,866,566	10,535,706	7,996,595
Ceded	(1,868,220)	(1,780,850)	(1,394,553)
Net premiums written	$9,870,200	$9,952,216	$7,467,813

Premiums Earned
Direct	$916,979	$1,097,726	$1,013,372
Assumed	10,746,974	10,815,336	8,072,193
Ceded	(1,762,771)	(1,817,302)	(1,614,432)
Net premiums earned	$9,901,182	$10,095,760	$7,471,133

Claims and Claim Expenses
Gross claims and claim expenses incurred	$6,154,570	$5,629,756	$3,950,362
Claims and claim expenses recovered	(538,731)	(296,775)	(376,853)
Net claims and claim expenses incurred	$5,615,839	$5,332,981	$3,573,509

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
At December 31, 2025, the Company’s premiums receivable balance was $7.3 billion (2024 - $7.3 billion). Of the Company’s premiums receivable balance as of December 31, 2025, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $3.2 million at December 31, 2025 (2024 - $4.6 million). The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

Year ended December 31,	2025	2024
Beginning balance	$4,631	$3,514
Provision for (release of) allowance	(1,450)	1,117
Ending balance	$3,181	$4,631

Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At December 31, 2025, the Company’s reinsurance recoverable balance was $3.9 billion (2024 - $4.5 billion). Of the Company’s reinsurance recoverable balance at December 31, 2025, 46.9% is fully collateralized by the Company’s reinsurers, 51.5% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.6% is recoverable from reinsurers rated lower than A- by major rating agencies (2024 - 55.7%, 43.2% and 1.0%, respectively). The reinsurers with the three largest balances accounted for 12.6%, 10.1% and 7.0%, respectively, of the Company’s reinsurance recoverable balance at December 31, 2025 (2024 - 12.6%, 11.0% and 8.3%, respectively). The provision for current expected credit losses was $13.2 million at December 31, 2025 (2024 - $11.7 million). The three largest company-specific components of the provision for current expected credit losses represented 20.4%, 17.2% and 4.8%, respectively, of the Company’s total provision for current expected credit losses at December 31, 2025 (2024 - 23.9%, 7.2% and 5.9%, respectively). The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

Year ended December 31,	2025	2024
Beginning balance	$11,730	$13,279
Provision for (release of) allowance	1,475	(1,549)
Ending balance	$13,205	$11,730

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At December 31, 2025	Case Reserves	ACR	IBNR	Total
Property	$1,797,427	$1,679,848	$2,208,709	$5,685,984
Casualty and Specialty	3,393,451	327,941	12,894,969	16,616,361
Total	$5,190,878	$2,007,789	$15,103,678	$22,302,345

At December 31, 2024
Property	$1,845,228	$1,905,553	$2,821,958	$6,572,739
Casualty and Specialty	3,081,081	295,074	11,354,597	14,730,752
Total	$4,926,309	$2,200,627	$14,176,555	$21,303,491

Activity in the reserve for claims and claim expenses is summarized as follows:

Year ended December 31,	2025	2024	2023
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$16,822,101	$15,142,583	$11,181,648
Net incurred related to:
Current year	6,706,772	6,184,315	4,024,116
Prior years	(1,090,933)	(851,334)	(450,607)
Total net incurred	5,615,839	5,332,981	3,573,509
Net paid related to:
Current year	969,151	488,450	364,793
Prior years	3,359,634	3,109,360	2,630,885
Total net paid	4,328,785	3,597,810	2,995,678
Foreign exchange and other (1)	293,277	(55,653)	62,902
Amounts acquired (2)	—	—	3,320,202
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,402,432	16,822,101	15,142,583
Reinsurance recoverable, end of period	3,899,913	4,481,390	5,344,286
Reserve for claims and claim expenses, end of period	$22,302,345	$21,303,491	$20,486,869

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
During 2025, the Company incurred losses related to the California Wildfires, Hurricane Melissa, the crash of American Airlines flight 5342, certain refinery fires in the first quarter of 2025, the crash of UPS Airlines flight 2976 and the Grasberg mine landslide (collectively, the “2025 Large Loss Events”).
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
Incurred and Paid Claims Development and Reserving Methodology
The information provided herein about incurred and paid accident year claims development for the years ended prior to December 31, 2025 on a consolidated basis and by segment is presented as supplementary information. The Company has applied a retrospective approach with respect to its acquisitions, presenting all relevant historical information for all periods presented. In addition, included in the incurred claims and claim expenses and cumulated paid claims and claim expenses tables below are reconciling items that represent the unamortized balance of fair value adjustments recorded in connection with the acquisition of TMR and Validus to reflect an increase in net claims and claim expenses due to the addition of a market based risk margin that represented the cost of capital required by a market participant to assume the net claims and claim expenses of TMR and Validus, partially offset by a decrease from discounting in connection with the acquisition of TMR and Validus, to reflect the time value of money.
For incurred and paid accident year claims denominated in currencies other than USD, the Company used the current year-end balance sheet foreign exchange rate for all periods provided, thereby eliminating the effects of changes in foreign currency translation rates from the incurred and paid accident year claims development information included in the tables below.

The following table details the Company’s consolidated incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2025, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$1,903,842	$1,914,267	$1,873,758	$1,844,016	$1,764,142	$1,777,006	$1,807,722	$1,778,053	$1,783,343	$1,795,946	$25,759
2017	—	3,645,292	3,461,504	3,380,250	3,298,692	3,264,495	3,227,249	3,215,414	3,227,054	3,203,227	83,911
2018	—	—	2,952,498	3,175,276	3,109,829	2,987,792	2,969,477	3,003,028	3,013,430	3,035,043	174,666
2019	—	—	—	2,743,169	2,729,439	2,636,421	2,609,556	2,633,272	2,702,295	2,755,281	276,619
2020	—	—	—	—	4,433,009	4,439,998	4,452,820	4,432,713	4,365,285	4,307,819	581,588
2021	—	—	—	—	—	5,662,115	5,558,396	5,360,551	5,087,042	5,022,275	824,659
2022	—	—	—	—	—	—	5,980,097	5,730,571	5,209,072	5,010,461	1,660,216
2023	—	—	—	—	—	—	—	5,291,823	5,221,837	4,878,993	2,273,750
2024	—	—	—	—	—	—	—	—	6,178,745	5,632,480	3,436,164
2025	—	—	—	—	—	—	—	—	—	6,717,864	5,011,013
Total										$42,359,389	$14,348,345

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$471,704	$907,718	$1,119,951	$1,298,756	$1,435,839	$1,541,169	$1,606,372	$1,635,307	$1,674,337	$1,699,007
2017	—	927,120	1,517,656	1,883,401	2,253,284	2,442,102	2,609,797	2,758,653	2,885,578	2,962,029
2018	—	—	675,978	1,209,912	1,619,635	1,931,671	2,152,113	2,273,982	2,419,476	2,569,509
2019	—	—	—	387,298	1,011,891	1,380,010	1,713,117	2,032,892	2,264,744	2,444,222
2020	—	—	—	—	762,441	1,831,017	2,353,282	2,838,219	3,299,195	3,498,907
2021	—	—	—	—	—	892,948	2,145,589	3,011,925	3,467,157	3,763,475
2022	—	—	—	—	—	—	284,670	1,471,694	2,305,733	2,954,390
2023	—	—	—	—	—	—	—	521,779	1,309,994	2,016,143
2024	—	—	—	—	—	—	—	—	484,541	1,454,388
2025	—	—	—	—	—	—	—	—	—	964,043
Total										$24,326,113
Outstanding liabilities from accident year 2015 and prior, net of reinsurance										371,166
Adjustment for unallocated loss adjustment expenses										140,072
Unamortized fair value and other adjustments recorded in connection with acquisitions										(142,082)
Liability for claims and claim expenses, net of reinsurance										$18,402,432

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
Reserving for most of the Company’s Property segment, in particular catastrophe exposure, generally does not involve the use of traditional actuarial techniques, although for certain classes, such as proportional Property classes, traditional actuarial techniques are applied. Rather, claims and claim expense reserves are estimated by management by completing an in-depth analysis of the individual contracts which may potentially be impacted by the loss. The in-depth analysis generally involves: 1) estimating the size of insured industry loss; 2) reviewing reinsurance contract portfolios to identify contracts which are exposed; 3) reviewing information reported or otherwise provided by customers and brokers; 4) discussing the loss with customers and brokers; and 5) estimating the ultimate expected cost to settle all claims and administrative costs arising from the loss on a contract-by-contract basis and in aggregate for the event. Once a loss has occurred, during the then current reporting period, the Company records its best estimate of the ultimate expected cost to settle all claims arising from the loss. The Company’s estimate of claims and claim expense reserves is then determined by deducting cumulative paid losses from its estimate of the ultimate expected loss. The Company’s estimate of IBNR is determined by deducting cumulative paid losses, case reserves and ACR from its estimate of the ultimate expected loss. Once the Company receives a valid notice of loss or payment request under a catastrophe reinsurance contract, it is generally able to process and pay such claims promptly.
Because losses from which claims arise under policies written within the Property segment are typically prominent, public events such as hurricanes and earthquakes, the Company is often able to use independent reports as part of its loss reserve estimation process. The Company also reviews catastrophe bulletins published by various statistical reporting agencies to assist in determining the size of the industry loss, although these reports may not be available for some time after an event. For smaller events including localized severe weather events such as windstorms, hail, ice, snow, flooding, freezing and tornadoes, which are not necessarily prominent, public occurrences, the Company uses standard actuarial techniques to set reserves as it does in other property. The assumptions used are monitored and reviewed through the year to ensure they reflect the level of small catastrophe activity experienced through the year and the exposure to the geographic regions involved. For these small events, the IBNR is run-off over time using Bornhuetter-Ferguson actuarial method, a standard actuarial technique. The loss development factors for the reported Bornhuetter-Ferguson actuarial method are selected based on a review of the Company’s historical experience. The reported loss development factors are typically reviewed annually.
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
The following table details the Company’s Property segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2025, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$586,563	$605,891	$576,554	$552,931	$524,648	$519,806	$537,039	$521,120	$520,790	$523,815	$2,839
2017	—	1,964,244	1,826,456	1,699,976	1,682,099	1,619,508	1,576,459	1,544,122	1,520,082	1,483,791	28,920
2018	—	—	1,283,450	1,360,270	1,299,592	1,179,090	1,160,168	1,109,124	1,081,446	1,064,747	37,286
2019	—	—	—	1,188,587	1,167,401	1,068,259	1,007,367	949,443	954,719	946,725	40,165
2020	—	—	—	—	1,987,549	2,104,982	2,117,618	2,050,640	2,015,930	1,975,495	223,805
2021	—	—	—	—	—	2,854,523	2,887,782	2,787,188	2,563,026	2,498,844	210,249
2022	—	—	—	—	—	—	2,588,892	2,487,486	2,096,906	1,878,473	341,749
2023	—	—	—	—	—	—	—	1,481,513	1,391,373	1,127,806	246,131
2024	—	—	—	—	—	—	—	—	1,968,337	1,499,782	570,690
2025	—	—	—	—	—	—	—	—	—	2,530,317	1,336,674
Total										$15,529,795	$3,038,508

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$145,590	$330,698	$413,532	$447,535	$474,232	$484,239	$489,700	$486,340	$488,731	$487,249
2017	—	619,995	941,195	1,123,865	1,234,519	1,254,539	1,302,445	1,325,192	1,334,997	1,359,418
2018	—	—	453,593	682,642	850,079	887,342	931,740	866,717	868,647	883,792
2019	—	—	—	165,743	465,755	646,132	734,169	793,751	835,786	837,929
2020	—	—	—	—	284,064	888,008	1,156,020	1,357,517	1,557,729	1,587,612
2021	—	—	—	—	—	587,972	1,408,883	1,920,230	2,069,054	2,045,054
2022	—	—	—	—	—	—	78,858	780,367	1,183,857	1,367,264
2023	—	—	—	—	—	—	—	234,388	548,220	711,004
2024	—	—	—	—	—	—	—	—	226,316	654,803
2025	—	—	—	—	—	—	—	—	—	735,600
Total										$10,669,725
Outstanding liabilities from accident year 2015 and prior, net of reinsurance										44,162
Adjustment for unallocated loss adjustment expenses										13,482
Unamortized fair value and other adjustments recorded in connection with acquisitions										(34,312)
Liability for claims and claim expenses, net of reinsurance										$4,883,402

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

The following table details the Company’s Casualty and Specialty segment incurred claims and claim expenses and cumulative paid claims and claim expenses as of December 31, 2025, net of reinsurance, as well as IBNR and ACR included within the net incurred claims amounts:

	Incurred Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,										At December 31, 2025
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	IBNR and ACR
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$1,317,279	$1,308,376	$1,297,204	$1,291,085	$1,239,494	$1,257,200	$1,270,683	$1,256,933	$1,262,553	$1,272,131	$22,920
2017	—	1,681,048	1,635,048	1,680,274	1,616,593	1,644,987	1,650,790	1,671,292	1,706,972	1,719,436	54,991
2018	—	—	1,669,048	1,815,006	1,810,237	1,808,702	1,809,309	1,893,904	1,931,984	1,970,296	137,380
2019	—	—	—	1,554,582	1,562,038	1,568,162	1,602,189	1,683,829	1,747,576	1,808,556	236,454
2020	—	—	—	—	2,445,460	2,335,016	2,335,202	2,382,073	2,349,355	2,332,324	357,783
2021	—	—	—	—	—	2,807,592	2,670,614	2,573,363	2,524,016	2,523,431	614,410
2022	—	—	—	—	—	—	3,391,205	3,243,085	3,112,166	3,131,988	1,318,467
2023	—	—	—	—	—	—	—	3,810,310	3,830,464	3,751,187	2,027,619
2024	—	—	—	—	—	—	—	—	4,210,408	4,132,698	2,865,474
2025	—	—	—	—	—	—	—	—	—	4,187,547	3,674,339
Total										$26,829,594	$11,309,837

	Cumulative Paid Claims and Claim Expenses, Net of Reinsurance
	For the year ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
2016	$326,114	$577,020	$706,419	$851,221	$961,607	$1,056,930	$1,116,672	$1,148,967	$1,185,606	$1,211,758
2017	—	307,125	576,461	759,536	1,018,765	1,187,563	1,307,352	1,433,461	1,550,581	1,602,611
2018	—	—	222,385	527,270	769,556	1,044,329	1,220,373	1,407,265	1,550,829	1,685,717
2019	—	—	—	221,555	546,136	733,878	978,948	1,239,141	1,428,958	1,606,293
2020	—	—	—	—	478,377	943,009	1,197,262	1,480,702	1,741,466	1,911,295
2021	—	—	—	—	—	304,976	736,706	1,091,695	1,398,103	1,718,421
2022	—	—	—	—	—	—	205,812	691,327	1,121,876	1,587,126
2023	—	—	—	—	—	—	—	287,391	761,774	1,305,139
2024	—	—	—	—	—	—	—	—	258,225	799,585
2025	—	—	—	—	—	—	—	—	—	228,443
Total										$13,656,388
Outstanding liabilities from accident year 2015 and prior, net of reinsurance										327,004
Adjustment for unallocated loss adjustment expenses										126,590
Unamortized fair value and other adjustments recorded in connection with acquisitions										(107,770)
Liability for claims and claim expenses, net of reinsurance										$13,519,030

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

The following table details the Company’s net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

Year ended December 31,	2025	2024	2023
Property	$(1,089,196)	$(818,852)	$(408,905)
Casualty and Specialty	(1,737)	(32,482)	(41,702)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,090,933)	$(851,334)	$(450,607)

Changes to prior year estimated net claims and claim expenses increased net income by $1.1 billion during 2025 (2024 - $851.3 million, 2023 - $450.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.
Property Segment
The following tables detail the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and small catastrophe events and attritional loss movements:

Year ended December 31,	2025	2024	2023
Catastrophe and attritional net claims and claim expenses
Large catastrophe events
2024 Large Loss Events (1)	$(131,056)	$—	$—
2023 Large Loss Events (2)	(84,617)	(31,899)	—
2022 Weather-Related Large Losses (3)	(258,848)	(284,327)	(85,653)
2021 Weather-Related Large Losses (4)	(32,502)	(180,028)	(36,949)
2020 Weather-Related Large Loss Events (5)	(15,294)	(47,512)	(42,577)
2019 Large Loss Events (6)	(5,130)	(14,445)	(43,850)
2018 Large Loss Events (7)	(19,424)	(38,295)	(40,050)
2017 Large Loss Events (8)	(34,084)	(25,692)	(46,404)
Other	—	—	(14,337)
Total large catastrophe events	(580,955)	(622,198)	(309,820)
Total small catastrophe events and attritional loss movements (9)	(475,141)	(206,616)	(99,925)
Total catastrophe and attritional net claims and claim expenses	(1,056,096)	(828,814)	(409,745)
Actuarial assumption changes	(33,100)	9,962	840
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,089,196)	$(818,852)	$(408,905)

(1)“2024 Large Loss Events” includes Hurricanes Milton, Helene, Debby and Beryl, the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, and certain aggregate loss contracts triggered during 2024.
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
(7)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricanes Florence and Michael, wildfires in California, and certain losses associated with aggregate loss contracts.
(8)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, wildfires in California and certain losses associated with aggregate loss contracts.
(9)In 2025, total small catastrophe events and attritional loss movements included amortization of fair value adjustments of $10.3 million, principally related to the Validus Acquisition (2024 - $15.2 million, 2023 - $4.0 million).
2025
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2017 to 2024 accident years.
The net favorable development on small catastrophe events and attritional loss movements was primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
2024
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was driven by better than expected loss emergence across the 2017 to 2023 accident years.
The net favorable development on small catastrophe events and attritional loss movements was primarily related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development related to actuarial assumption changes.
2023
The net favorable development of prior accident years net claims and claim expenses was driven by better than expected loss emergence.
The net favorable development on small catastrophe events and attritional loss movements was related to lines of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods. Partially offsetting these net favorable developments was net adverse development related to actuarial assumption changes.
Casualty and Specialty Segment
The following table details the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s prior accident years net claims and claim expenses for its Casualty and Specialty segment:

Year ended December 31,	2025	2024	2023
Actuarial methods - actual reported claims less than expected claims (1)	$(21,576)	$(67,595)	$(44,612)
Actuarial assumption changes	19,839	35,113	2,910
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,737)	$(32,482)	$(41,702)

(1)In 2025, actuarial methods included amortization of fair value adjustments of $30.8 million, principally related to the Validus Acquisition (2024 - $44.7 million, 2023 - $15.6 million).
The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.

The net favorable development of prior accident years net claims and claim expenses during the three-year period ended December 31, 2025 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty, credit and professional liability classes of business, partially offset by adverse experience in general liability.
Reconciliation of the Disclosure of Incurred and Paid Claims Development to the Reserve for Claims and Claim Expenses
The reconciliation of the net incurred and paid claims development tables to the reserve for claims and claim expenses in the consolidated balance sheet is as follows:

At December 31, 2025
Net Reserve for Claims and Claim Expenses
Property	$4,883,402
Casualty and Specialty	13,519,030
Net reserve for claims and claim expenses	$18,402,432

Reinsurance Recoverable
Property	$802,582
Casualty and Specialty	3,097,331
Reinsurance recoverable	3,899,913
Reserve for claims and claim expenses	$22,302,345

Historical Claims Duration
The following is unaudited supplementary information about average historical claims duration by segment:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance (Number of Years)
At December 31, 2025	1	2	3	4	5	6	7	8	9	10
Property	22.7%	30.0%	17.0%	7.7%	3.8%	1.1%	0.8%	0.7%	1.3%	(0.3)%
Casualty and Specialty	10.6%	15.7%	12.6%	13.4%	11.2%	8.4%	7.5%	5.7%	3.0%	2.1%

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

Assumed Reinsurance Contracts Classified As Deposit Contracts
Included in other income (loss) during 2025 was $0.2 million related to income earned on assumed reinsurance contracts that were classified as deposit contracts with underwriting risk only (2024 - $0.2 million, 2023 - $0.2 million). Deposit liabilities of $3.3 million are included in reinsurance balances payable at December 31, 2025 (2024 - $3.5 million).
NOTE 9. DEBT AND CREDIT FACILITIES
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At December 31, 2025, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.003% Senior Notes due 2035 (Fontana) (1)	$100,165	$99,224	$—	$—
5.950% Senior Notes due 2035 (DaVinci) (2)	310,182	296,972	—	—
5.800% Senior Notes due 2035	523,945	493,770	—	—
5.750% Senior Notes due 2033	786,518	743,009	755,693	742,068
3.600% Senior Notes due 2029	391,708	396,966	376,816	396,051
3.450% Senior Notes due 2027	297,474	299,260	290,070	298,765
3.700% Senior Notes due 2025 (3)	—	—	299,550	299,908
4.750% Senior Notes due 2025 (DaVinci) (2) (4)	—	—	149,363	149,897
Total senior notes	2,409,992	2,329,201	1,871,492	1,886,689
Medici Revolving Credit Facility (5)	—	—	—	—
Total debt	$2,409,992	$2,329,201	$1,871,492	$1,886,689

(1)RenaissanceRe owns a noncontrolling economic interest in its joint venture Fontana. Because RenaissanceRe controls a majority of Fontana’s issued voting shares, the consolidated financial statements of Fontana are included in the consolidated financial statements of RenaissanceRe. RenaissanceRe has not provided any financial or other support to Fontana that it was not contractually required to provide. RenaissanceRe’s financial exposure to Fontana is limited to its investment in Fontana’s shares and counterparty credit risk arising from reinsurance transactions.
(2)RenaissanceRe owns a noncontrolling economic interest in its joint venture DaVinci. Because RenaissanceRe controls a majority of DaVinci’s issued voting shares, the consolidated financial statements of DaVinci are included in the consolidated financial statements of RenaissanceRe. However, RenaissanceRe does not guarantee or provide credit support for DaVinci and RenaissanceRe’s financial exposure to DaVinci is limited to its investment in DaVinci’s shares and counterparty credit risk arising from reinsurance transactions.
(3)The 3.700% Senior Notes due 2025 were repaid in full at maturity on April 1, 2025.
(4)The 4.750% Senior Notes due 2025 (DaVinci) were repaid in full at maturity on May 1, 2025.
(5)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. On December 18, 2025, the Medici Revolving Credit Facility was terminated.
7.003% Senior Notes due 2035 of Fontana
On November 3, 2025, Fontana Holdings L.P. issued $100.0 million principal amount of its 7.003% Senior Notes due November 1, 2035, with interest on the notes payable on February 1, May 1, August 1 and November 1, commencing with February 1, 2026 (the “2035 Fontana Senior Notes”). The 2035 Fontana Senior Notes, which are senior obligations, may be redeemed at par at any time after November 1, 2030. The 2035 Fontana Senior Notes contain various covenants including restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries, limitations on mergers, amalgamations and consolidations, a leverage covenant and a covenant to maintain certain ratings. The net proceeds from this offering were used for general corporate purposes.

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
5.750% Senior Notes due 2033
On June 5, 2023, the Company issued $750.0 million of its 5.750% Senior Notes due June 5, 2033, with interest on the notes payable on June 5 and December 5 of each year, commencing on December 5, 2023. The notes are redeemable at the applicable redemption price, subject to the terms described in the indenture for the notes. However, the notes (i) may not be redeemed at any time prior to June 5, 2026 without approval of the BMA and (ii) may not be redeemed or repaid at any time if enhanced capital requirements, as established by the BMA, would be breached immediately before or after giving effect to the redemption or repayment of such notes, unless, in each case, RenaissanceRe replaces the capital represented by the notes to be redeemed or repaid with capital having equal or better capital treatment as the notes under applicable BMA rules. The notes contain various covenants including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, the stock of designated subsidiaries. The Company received net proceeds of approximately $741.0 million from the offering of senior notes after deducting the underwriting discounts and estimated offering expenses payable by the Company. The Company used the net proceeds from this offering to fund a portion of the cash consideration for the Validus Acquisition, which closed on November 1, 2023, to pay related costs and expenses, and for general corporate purposes. See “Note 3. Acquisition of Validus” for additional information regarding the Validus Acquisition.
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
Scheduled Debt Maturity
The following table sets forth the scheduled maturity of the Company’s aggregate amount of its debt obligation reflected on its consolidated balance sheet at December 31, 2025:

2026	$—
2027	300,000
2028	—
2029	400,000
2030	—
After 2030	1,650,000
Unamortized discount and debt issuance expenses	(20,799)
$2,329,201

Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At December 31, 2025	Issued or Drawn
Revolving Credit Facility (1)	$—
Medici Revolving Credit Facility (2)	—
Bilateral Letter of Credit Facilities
Secured	206,515
Unsecured	322,271
$528,786

(1)At December 31, 2025, no amounts were issued or drawn under this facility.
(2)RenaissanceRe owns a noncontrolling economic interest in Medici. Because RenaissanceRe controls all of Medici’s issued voting shares, the financial statements of Medici are included in RenaissanceRe’s consolidated financial statements. On December 18, 2025, the Medici Revolving Credit Facility was terminated.
RenaissanceRe Revolving Credit Facility
RenaissanceRe, Renaissance Reinsurance Ltd. (“Renaissance Reinsurance”), RenaissanceRe Specialty U.S. Ltd. (“RenaissanceRe Specialty U.S.”), Renaissance Reinsurance U.S. Inc. (“Renaissance Reinsurance U.S.”) and RenaissanceRe Europe AG (“RREAG”) are parties to a third amended and restated credit agreement dated November 18, 2022 (the “Revolving Credit Agreement”) with various banks, financial institutions and Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, which amended and restated a previous credit agreement. The Revolving Credit Agreement provides for a revolving commitment to RenaissanceRe of $500.0 million, with a right, subject to satisfying certain conditions, to increase the size of the facility to $700.0 million. Amounts borrowed under the Revolving Credit Agreement bear interest at a rate selected by RenaissanceRe equal to the Base Rate or Term SOFR (each as defined in the Revolving Credit Agreement) plus a margin. In addition to revolving loans, the Revolving Credit Agreement provides that the entire facility will also be available for the issuance of standby letters of credit, subject to the terms and conditions set forth therein, and swingline loans, which are capped at $50.0 million for each of the swingline lenders. At December 31, 2025, RenaissanceRe had $Nil outstanding under the Revolving Credit Agreement.
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
Bilateral Letter of Credit Facilities
Uncommitted, Secured Standby Letter of Credit Facility with Wells Fargo
RenaissanceRe and certain of its subsidiaries and affiliates, including Renaissance Reinsurance, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”), Renaissance Reinsurance U.S., RREAG and RenaissanceRe Specialty U.S. were parties to an Amended and Restated Standby Letter of Credit Agreement dated June 21, 2019, as amended, with Wells Fargo, which provided for a secured, uncommitted facility under which letters of credit may be issued from time to time for the respective accounts of the subsidiaries. On April 23, 2025, RenaissanceRe terminated the Wells Fargo Standby Letter of Credit Facility.
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
The letter of credit facility is scheduled to expire on December 31, 2027. At all times during which it is a party to the facility, each participant is obligated to pledge to Citibank Europe securities with a value that equals or exceeds the aggregate face amount of its then-outstanding letters of credit. In the case of an event of default under the facility with respect to a participant, Citibank Europe may exercise certain remedies, including terminating its commitment to such participant and taking certain actions with respect to the collateral pledged by such participant (including the sale thereof). In the facility letter, each participant makes representations and warranties that are customary for facilities of this type and agrees that it will comply with certain informational and other undertakings.
At December 31, 2025, $198.2 million aggregate face amount of letters of credit was outstanding and $121.8 million remained unused and available to the participants under this facility.
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
At December 31, 2025, the aggregate face amount of the payment instruments issued and outstanding under this facility was $241.3 million.
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
At December 31, 2025, letters of credit issued by Nordea under the agreement were outstanding in the face amount of $81.0 million.
Uncommitted Letter of Credit Facility with Société Générale
Renaissance Reinsurance was a party to a letter of credit reimbursement agreement with Société Générale, New York Branch (“SocGen”), dated September 8, 2022, which provided for a $250.0 million uncommitted letter of credit facility under which Renaissance Reinsurance was able to request either secured or unsecured letters of credit in multiple currencies. On December 17, 2025, Renaissance Reinsurance terminated the SocGen letter of credit facility.
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
At December 31, 2025, the aggregate face amount of letters of credit outstanding under this facility was $8.3 million.
Medici
Medici and RenaissanceRe Fund Management Ltd. (“RFM”) were parties to a revolving credit facility, as amended, pursuant to which National Australia Bank Limited provided for a revolving commitment to Medici of $75.0 million. The obligations of Medici and RFM under this facility were not guaranteed by RenaissanceRe. On December 18, 2025, Medici and RFM terminated this facility.
Top Layer
Renaissance Reinsurance is party to a collateralized letter of credit and reimbursement agreement in the amount of $37.5 million that supports the Company’s Top Layer joint venture. Renaissance Reinsurance is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital below a specified level.
NOTE 10. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

At December 31,	2025	2024
Redeemable noncontrolling interest - DaVinci	$3,701,637	$3,061,708
Redeemable noncontrolling interest - Medici	1,398,166	1,646,745
Redeemable noncontrolling interest - Vermeer	1,922,431	1,799,857
Redeemable noncontrolling interest - Fontana	579,858	469,439
Redeemable noncontrolling interests	$7,602,092	$6,977,749

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

Year ended December 31,	2025	2024	2023
Redeemable noncontrolling interest - DaVinci	$596,851	$627,055	$545,812
Redeemable noncontrolling interest - Medici	162,676	202,941	239,250
Redeemable noncontrolling interest - Vermeer	122,574	244,560	239,457
Redeemable noncontrolling interest - Fontana	53,308	15,616	34,476
Net income (loss) attributable to redeemable noncontrolling interests	$935,409	$1,090,172	$1,058,995

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
DaVinci shareholders are party to a shareholders’ agreement which provides DaVinci shareholders, excluding RenaissanceRe, with certain redemption rights that enable each shareholder to notify DaVinci of such shareholder’s desire for DaVinci to repurchase up to half of such shareholder’s initial aggregate number of shares held, subject to certain limitations, such as limiting the aggregate of all share repurchase requests to 25% of DaVinci’s capital in any given year and satisfying all applicable regulatory requirements. If total shareholder requests exceed 25% of DaVinci’s capital, the number of shares repurchased will be reduced among the requesting shareholders pro-rata, based on the amounts desired to be repurchased. Shareholders desiring to have DaVinci repurchase their shares must notify DaVinci before March 1 of each year. The repurchase price will be based on GAAP book value as of the end of the year in which the shareholder notice is given, and the repurchase will be effective as of December 31 of that year. The repurchase price can be subject to a holdback and true-up for potential development on loss reserves. Similarly, when shares are issued by DaVinci and sold to DaVinci shareholders, the sale price is based on GAAP book value and can be subject to a true-up for potential development on loss reserves. The Company has not provided any financial or other support to DaVinci that it was not contractually required to provide.
2025
During 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from other third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2025, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $26.9 million as a result of redemptions of shares from and distributions to third-party investors.
At December 31, 2025, DaVinci’s standalone consolidated balance sheet included total assets and total liabilities of $7.2 billion and $2.3 billion, respectively (2024 - $6.1 billion and $2.0 billion, respectively). The total assets included $6.2 billion of investments and $978.5 million of all other aggregated assets (2024 - $5.3 billion and $805.4 million, respectively). The total liabilities included $1.5 billion of reserve for claims and claim expenses, $297.0 million of debt and $554.8 million of all other aggregated liabilities (2024 - $1.4 billion, $149.9 million and $440.7 million, respectively). The Company’s noncontrolling economic ownership in DaVinci was 24.3% at December 31, 2025 (2024 - 25.4%).

Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in DaVinci subsequent to December 31, 2025.
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
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

Year ended December 31,	2025	2024
Beginning balance	$3,061,708	$2,541,482
Redemption of shares from redeemable noncontrolling interests	(26,929)	(406,849)
Sale of shares to redeemable noncontrolling interests, net of adjustments	70,007	300,020
Net income (loss) attributable to redeemable noncontrolling interest	596,851	627,055
Ending balance	$3,701,637	$3,061,708

Redeemable Noncontrolling Interest - Medici
Medici is an exempted company, incorporated in Bermuda and registered as an institutional fund. Medici invests, primarily on behalf of third-party investors, in various instruments that have returns primarily tied to property catastrophe risk. Medici is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Medici, as it has the power to direct the activities of Medici that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to Medici. Accordingly, the Company consolidates Medici and all significant intercompany transactions have been eliminated. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici. RenaissanceRe, Medici and RFM are parties to a revolving credit facility pursuant to which RenaissanceRe provides for a revolving commitment to Medici of up to $75.0 million. The Company has not provided any financial or other support to Medici that it was not contractually required to provide.
2025
During 2025, investors subscribed for $258.5 million of the participating, non-voting common shares of Medici, including $50.2 million from the Company. In addition, investors redeemed $804.4 million of the participating, non-voting common shares of Medici, including $200.0 million from the Company. Of the total redemption of $804.4 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company, and $260.4 million was immediately reinvested in Stratos. Third party investors also received $15.3 million in dividends. Refer to “Note 5. Investments” for additional information related to the Company’s investment in Medici UCITS and “Note 11. Variable Interest Entities” for additional information related to Stratos.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2025, RenaissanceRe received cash inflows of $212.2 million from subscriptions of shares in Medici by third-party investors and paid $639.9 million as a result of redemptions of shares from and dividends to third-party investors.
At December 31, 2025, Medici’s standalone balance sheet included total assets and total liabilities of $1.7 billion and $133.2 million, respectively (2024 - $2.1 billion and $151.1 million, respectively). The total assets included $1.7 billion of investments and $23.3 million of all other aggregated assets (2024 - $2.1 billion and $26.7 million, respectively). The total liabilities included $133.2 million of all other aggregated liabilities (2024 - $151.1 million). The Company’s noncontrolling economic ownership in Medici was 11.3% at December 31, 2025 (2024 - 15.8%).
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Medici subsequent to December 31, 2025.
2024
During 2024, investors subscribed for $250.2 million of the participating, non-voting common shares of Medici, including $50.6 million from the Company. In addition, investors redeemed $382.0 million of the participating, non-voting common shares of Medici, including $0.3 million from the Company. Investors also received $24.6 million in dividends.
During 2024, RenaissanceRe received cash inflows of $163.6 million from subscriptions of shares in Medici by third-party investors, and paid $361.8 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

Year ended December 31,	2025	2024
Beginning balance	$1,646,745	$1,650,229
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(604,392)	(406,644)
Sale of shares to redeemable noncontrolling interests	208,451	200,219
Net income (loss) attributable to redeemable noncontrolling interest	162,676	202,941
Dividends on common shares	(15,314)	—
Ending balance	$1,398,166	$1,646,745

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
2025
During 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
At December 31, 2025, Vermeer’s standalone balance sheet included total assets and total liabilities of $2.3 billion and $411.4 million, respectively (2024 - $1.9 billion and $93.0 million, respectively). The total assets included $2.0 billion of investments and $332.7 million of all other aggregated assets (2024 - $1.8 billion and $68.5 million, respectively). The total liabilities included $91.2 million of reserve for claims and claim expenses and $320.2 million of all other aggregated liabilities (2024 - $34.7 million and $58.4 million, respectively).
Refer to “Note 21. Subsequent Events” for additional information related to capital transactions in Vermeer subsequent to December 31, 2025.
2024
During 2025, Vermeer declared and paid dividends of $175.0 million to PFZW. In addition, PFZW subscribed for $175.0 million of participating, non-voting common shares of Vermeer.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

Year ended December 31,	2025	2024
Beginning balance	$1,799,857	$1,555,297
Dividends on common shares	—	(175,000)
Sale of shares to redeemable noncontrolling interest	—	175,000
Net income (loss) attributable to redeemable noncontrolling interest	122,574	244,560
Ending balance	$1,922,431	$1,799,857

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
2025
During 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to other third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana from other third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During 2025, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $72.0 million as a result of redemptions of the limited partner interest from third-party investors.
At December 31, 2025, Fontana’s standalone consolidated balance sheet included total assets and total liabilities of $2.9 billion and $2.1 billion, respectively (2024 - $2.2 billion and $1.6 billion, respectively). The total assets included $2.0 billion of investments and $889.0 million of all other aggregated assets (2024 - $1.3 billion and $943.0 million, respectively). The total liabilities included $1.4 billion of reserve for claims and claim expenses, $99.2 million of debt and $620.6 million of all other aggregated liabilities (2024 - $913.1 million, $Nil and $679.6 million, respectively). The Company’s noncontrolling economic ownership in Fontana was 28.7% at December 31, 2025 (2024 - 26.5%).
Refer to “Note 21. Subsequent Events” for additional information related to the Company’s noncontrolling economic ownership in Fontana subsequent to December 31, 2025.

2024
During 2024, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $50.0 million from the Company. In addition, RenaissanceRe sold an aggregate of $50.0 million of its limited partner interest in Fontana to third-party investors.
During 2024, RenaissanceRe received $129.2 million in subscriptions for the limited partner interest of Fontana by third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

Year ended December 31,	2025	2024
Beginning balance	$469,439	$353,823
Redemption of shares from redeemable noncontrolling interest	(72,044)	—
Sale of limited partner interest to redeemable noncontrolling interest	129,155	100,000
Net income (loss) attributable to redeemable noncontrolling interest	53,308	15,616
Ending balance	$579,858	$469,439

NOTE 11. VARIABLE INTEREST ENTITIES
Managed Joint Ventures and Managed Funds
The Company has interests in various managed joint ventures and managed funds that are considered VIEs. The Company consolidates the results of DaVinci, Medici, Vermeer and Fontana, as the Company is deemed to be the primary beneficiary of each of those entities. Refer to “Note 10. Noncontrolling Interests” for additional information on those entities. The Company also consolidates certain segregated accounts of Upsilon RFO Re Ltd. (“Upsilon RFO”), which includes Upsilon RFO Diversified I, II and III, as the Company is deemed to be the primary beneficiary, as detailed below. The assets of DaVinci, Medici, Vermeer, Fontana and Upsilon RFO Diversified I, II and III can only be used to settle their respective obligations. The liabilities of each of those entities are non‑recourse to the Company, and creditors do not have recourse to the general credit of the Company.
Upsilon RFO
Upsilon RFO is an exempted company incorporated in Bermuda. It is registered as a segregated accounts company and as a collateralized insurer. Upsilon RFO currently has four segregated accounts (Upsilon RFO Diversified I, II, III and IV). RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of three of the existing segregated accounts of Upsilon RFO (Upsilon RFO Diversified I, II and III) and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholder) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholder) indemnify Upsilon RFO against losses relating to insurance risk, and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance.
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
2025
During 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $287.1 million of capital to investors of Upsilon RFO Diversified I, II and III, including $34.5 million to the Company, and returned $36.9 million to investors of Upsilon RFO Diversified IV.
At December 31, 2025, Upsilon’s balance sheet included total assets and total liabilities of Diversified I, II and III of $653.0 million and $652.1 million, respectively (2024 - $1.2 billion and $1.2 billion, respectively). The total assets included $526.8 million of investments and $126.2 million of all other aggregated assets (2024 - $908.6 million and $270.0 million, respectively). The total liabilities included $305.8 million of reserves and $346.3 million of all other aggregated liabilities (2024 - $637.0 million and $540.7 million, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $32.7 million (2024 - $60.5 million) is attributable to the Company, and $264.8 million (2024 - $282.2 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $101.8 million (2024 - $115.9 million) is attributable to third-party investors. At December 31, 2025, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.7% (2024 - 12.7%).
2024
During 2024, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $397.6 million of capital to investors of Upsilon RFO Diversified I, II and III, including $59.8 million to the Company, and returned $16.3 million of capital to investors of Upsilon RFO Diversified IV.
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
2025
During 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $255.5 million of capital to investors, including $0.4 million to the Company. In addition, third-party investors subscribed for $17.5 million of non-voting preference shares.
The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.4 million at December 31, 2025 (2024 - $0.5 million). At December 31, 2025, the total assets and total liabilities of Upsilon Diversified were $278.4 million and $42.6 million, respectively (2024 - $440.6 million and $140.9 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $254.7 million at December 31, 2025 (2024 - $304.0 million).

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
2025
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.9 million at December 31, 2025 (2024 - $1.7 million). At December 31, 2025, the total assets and total liabilities of NOC1 were $192.7 million and $0.5 million, respectively (2024 - $173.4 million and $2.2 million, respectively).
2024
During 2024, investors subscribed for $20.0 million of non-voting preference shares, including $0.2 million from the Company. During 2024, NOC1 redeemed $48.8 million of non-voting preference shares from existing investors, including $0.5 million to the Company.
Stratos
Stratos is a segregated account of Upsilon Fund formed in 2025, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. Stratos is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of Stratos, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to Stratos. Accordingly, the Company does not consolidate the financial position or results of operations of Stratos. The Company does not have, and does not expect to have, a material investment in Stratos and expects its absolute and relative ownership in Stratos to remain minimal. The Company has not provided financial or other support to Stratos that it was not contractually required to provide.
2025
During 2025, investors subscribed for $260.4 million of non-voting preference shares. The full amount represented a transfer in kind from existing investors in Medici. At December 31, 2025, the total assets and total liabilities of Stratos were $261.9 million and $0.2 million, respectively.
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
Renaissance Reinsurance and DaVinci Reinsurance have together entered into ceded reinsurance contracts with Mona Lisa Re with ceded premiums written of $56.5 million and $14.1 million, respectively, during 2025 (2024 - $45.2 million and $11.7 million, respectively, 2023 - $32.8 million and $8.2 million, respectively). In addition, Renaissance Reinsurance and DaVinci Reinsurance recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $63.9 million and $16.0 million, respectively, during 2025 (2024 - $39.5 million and $10.3 million, respectively, 2023 - $32.8 million and $8.2 million, respectively).
At December 31, 2025, the total assets and total liabilities of Mona Lisa Re were $1.1 billion and $1.1 billion, respectively (2024 - $936.1 million and $936.1 million, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.4 million at December 31, 2025 (2024 - $7.0 million).
Tailwind Re Ltd.
Tailwind Re Ltd. (“Tailwind Re”), a Bermuda domiciled SPI provides reinsurance capacity to subsidiaries of RenaissanceRe through reinsurance agreements which are collateralized and funded by Tailwind Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors and the Company. Upon issuance of a series of notes by Tailwind Re, all of the proceeds from the issuance were deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with certain former Validus entities underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
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
The only transactions related to Tailwind Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by certain former Validus entities, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance. The Company fully redeemed its investments in principal-at-risk variable rate notes issued by Tailwind Re in the first quarter of 2024. Subsequently, Tailwind Re has commenced the process of liquidation. The Company has not provided financial or other support to Tailwind Re that it was not contractually required to provide.

The Company did not renew the ceded reinsurance contracts with Tailwind Re at the January 1, 2025 renewal. The Company recognized ceded premiums written and ceded premiums earned related to the ceded reinsurance contracts with Tailwind Re of $42.7 million and $42.7 million, respectively, during 2024. At December 31, 2025, the total assets and total liabilities of Tailwind Re were negligible (2024 - $416.8 million and $416.8 million, respectively).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $2.2 million at December 31, 2025 (2024 - $3.6 million). At December 31, 2025, AlphaCat Funds, AlphaCat Re and OmegaCat Re had combined total assets and total liabilities of $1.1 billion and $0.5 billion, respectively (2024 - $3.0 billion and $1.3 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 5. Investments” for additional information.
NOTE 12. SHAREHOLDERS’ EQUITY
Authorized Capital
The aggregate authorized capital of RenaissanceRe is 325 million shares consisting of 225 million common shares and 100 million preference shares. The following table is a summary of changes in common shares issued and outstanding:

Year ended December 31,	2025	2024	2023
(thousands of shares)
Beginning balance	50,181	52,694	43,718
Issuance of shares	—	—	8,568
Repurchase of shares	(6,435)	(2,711)	—
Issuance of performance share and restricted stock awards	216	198	408
Ending balance	43,962	50,181	52,694

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
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.40 per common share, payable to common shareholders of record on March 14, 2025, June 13, 2025, September 15, 2025 and December 15, 2025, and the Company paid the dividends on March 31, 2025, June 30, 2025, September 30, 2025 and December 31, 2025, respectively.
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
During 2025, the Company paid $35.4 million in preference share dividends (2024 - $35.4 million, 2023 - $35.4 million) and $74.8 million in common share dividends (2024 - $80.8 million, 2023 - $75.1 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On November 5, 2025, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During 2025, the Company repurchased and cancelled 6.4 million common shares at an aggregate cost of $1.6 billion and an average price of $247.62 per common share. At December 31, 2025, $539.7 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to “Note 21. Subsequent Events” for additional information related to the share repurchase program subsequent to December 31, 2025.
NOTE 13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31,	2025	2024	2023
(common shares in thousands)
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,646,959	$1,834,985	$2,525,757
Amount allocated to participating common shareholders (1)	(42,424)	(27,472)	(37,308)
Net income (loss) allocated to RenaissanceRe common shareholders	$2,604,535	$1,807,513	$2,488,449
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	46,316	51,186	47,493
Per common share equivalents of non-vested shares (2)	167	153	114
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	46,483	51,339	47,607
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$56.23	$35.31	$52.40
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$56.03	$35.21	$52.27

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

NOTE 14. RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS
Tower Hill
The Company has equity investments in Tower Hill Holdings Inc. (“Tower Hill”) and certain of its subsidiaries (collectively, the “Tower Hill Companies”), which are accounted for under the equity method of accounting. As a result, the Tower Hill Companies are considered related parties to the Company. The Company has entered into reinsurance agreements with certain subsidiaries and affiliates of Tower Hill and has also entered into reinsurance agreements with respect to business produced by the Tower Hill Companies.
The following table summarizes the significant balances resulting from these reinsurance agreements with the Tower Hill Companies:

Year ended December 31,	2025	2024	2023
Net premiums written	$86,423	$115,073	$96,810
Net premiums earned	89,401	118,993	83,256
Net claims and claim expenses incurred	(5,427)	94,486	(9,753)
Acquisition expenses	13,411	14,199	12,730

At December 31,	2025	2024
Premiums receivable (payable)	$35,877	$31,925
Reserve for claims and claim expenses	50,992	95,215

During 2025, the Company received distributions of $32.6 million from the Tower Hill Companies (2024 - $34.4 million, 2023 - $22.6 million).
Top Layer
During 2025, the Company received distributions from Top Layer of $14.0 million (2024 - $16.8 million, 2023 - $7.8 million), and recorded a management fee of $2.5 million (2024 - $3.0 million, 2023 - $3.4 million). The management fee reimburses the Company for services it provides to Top Layer.
Broker Concentration
During 2025, the Company received 81.3% of its gross premiums written (2024 - 82.1%, 2023 - 84.3%) from three brokers. Subsidiaries and affiliates of Aon plc, Marsh & McLennan Companies, Inc. and Arthur J. Gallagher accounted for 34.5%, 33.8% and 13.0%, respectively, of the Company’s gross premiums written in 2025 (2024 - 32.0%, 36.5% and 13.6%, respectively).
NOTE 15. TAXATION
The Company is subject to income taxes in the jurisdictions in which it operates. The significant jurisdictions in which the Company is subject to tax are Bermuda, the U.S., Switzerland, and the U.K. Through December 31, 2024, RenaissanceRe and its Bermuda subsidiaries were not subject to any income or capital gains taxes in Bermuda. As a result of the enactment of the Bermuda Corporate Income Tax Act 2023 (“CIT”) on December 27, 2023, a 15% corporate income tax applies to tax years beginning on or after January 1, 2025 and is applicable to the Company’s Bermuda operations, except for the Bermuda operations of the Company’s joint ventures and managed funds. Furthermore, the Company’s profits generated in Bermuda on or after January 1, 2025 by the Company’s consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, are also taxed at 15% as a result of the enactment of Pillar II Rules by many of the jurisdictions in which the Company operates. The Company’s consolidated effective tax rate has increased in 2025 as a result of these changes.
RenaissanceRe Finance and its subsidiaries are subject to income taxes imposed by U.S. federal and state authorities and file a consolidated U.S. federal income tax return. Should RenaissanceRe Finance pay a dividend to its parent, withholding taxes would apply to the extent of current year or accumulated earnings and profits at an expected tax rate of 5.0%. The Company has not accrued withholding taxes on the unremitted earnings of RenaissanceRe Finance to date as there is no intention to remit such earnings. The cumulative amount that would be subject to withholding tax, if distributed, is not practicable to compute.
The Company’s operations in the U.K. and Switzerland are subject to income taxes imposed by the respective jurisdictions in which they operate. Withholding taxes would not be expected to apply to dividends paid to RenaissanceRe from its operations in the U.K. and Switzerland.
Income Tax Expense
The following is a summary of the Company’s income (loss) before taxes allocated between domestic and foreign operations:

Year ended December 31,	2025	2024	2023
Domestic (Bermuda) (1)	$3,440,704	$2,574,104	$2,670,888
Foreign (1)	573,371	419,056	439,172
Income (loss) before taxes	$4,014,075	$2,993,160	$3,110,060

(1)In prior years, the Company disclosed income (loss) before taxes disaggregated by jurisdiction. In 2025, in conjunction with the prospective adoption of ASU 2023-09 and the January 1, 2025 effective date of the CIT, the Company revised its presentation to disclose income (loss) before taxes disaggregated between Bermuda and foreign jurisdictions. This change is intended to more accurately reflect the geographic location where income (loss) before taxes is earned. Prior period amounts have been conformed to the current year presentation for comparability.
Income tax benefit (expense) is comprised as follows:

Year ended December 31,	2025	2024	2023
Current income tax benefit (expense)
Federal (Bermuda) (1)	$(249,011)	$—	$—
Foreign	(138,981)	(56,718)	(57,422)
Total current income tax benefit (expense)	(387,992)	(56,718)	(57,422)

Deferred income tax benefit (expense)
Federal (Bermuda) (1)	(13,262)	(346)	593,765
Foreign	4,922	24,436	(26,276)
Total deferred income tax benefit (expense)	(8,340)	24,090	567,489
Total income tax benefit (expense)	$(396,332)	$(32,628)	$510,067

(1)All Bermuda income taxes are levied by the Government of Bermuda and are considered federal income taxes in the context of FASB ASC 740, Income Taxes. As none of the parishes of Bermuda impose an income tax, the Company has not incurred any Bermuda state income tax benefit (expense).
The Company’s effective income tax rate, which it calculates as income tax benefit (expense) divided by income (loss) before taxes, may fluctuate from period to period depending on the geographic distribution of pre-tax income (loss) in any given period between different jurisdictions and the varying tax rates in each jurisdiction. The geographic distribution of pre-tax income (loss) can vary significantly between periods due to, but not limited to, the following factors: the business mix of net premiums written and earned; the geographic location, the size and the nature of net claims and claim expenses incurred; the amount and geographic location of operational expenses, net investment income, and net realized and unrealized gains (losses) on investments. A significant portion of the Company’s gross and net premiums are written and earned in Bermuda, which, prior to 2025, did not have a corporate income tax, resulting in a minimal income tax impact on the Company’s operations. As a result of the enactment of the CIT, the Company’s profits generated on or after January 1, 2025 in Bermuda (except for profits earned by the Company’s joint ventures and managed funds) are subject to a 15% corporate income tax. Furthermore, the profits generated in Bermuda on or after January 1, 2025 by its consolidated joint ventures and managed funds, except to the extent those profits are attributable to redeemable noncontrolling interests, are generally taxed at 15% as a result of the enactment of Pillar II Rules by many of the jurisdictions in which the Company operates.

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the Bermuda statutory tax rate for 2025 after the adoption of ASU 2023-09 is as follows:

Year ended December 31,	2025
	$	%
Expected income tax benefit (expense) at Bermuda statutory tax rate	$(602,111)	15.0%
Nontaxable or nondeductible items
Nontaxable income attributable to noncontrolling interests	137,613	(3.4)%
Subtotal	(464,498)	11.6%
Other nontaxable or nondeductible items
Other nontaxable income earned by excluded entities	34,346	(0.9)%
Other	10,605	(0.3)%
Foreign tax effects
U.K.
Pillar II top-up tax	(50,366)	1.3%
Change in valuation allowance	40,838	(1.0)%
Other	(19,139)	0.5%
Luxembourg
Change in valuation allowance	38,827	(1.0)%
Other	(3,927)	0.1%
U.S.	(35,462)	0.9%
Switzerland	(16,565)	0.4%
Other foreign jurisdictions	(2,265)	0.1%
Effect of changes in tax laws or rates enacted in the current period	41,841	(1.0)%
Tax credits
Creditable foreign (non-Bermuda) taxes	32,682	(0.8)%
Changes in valuation allowances	—	—%
Other adjustments
Other	(3,249)	0.1%
Income tax benefit (expense) and effective tax rate	$(396,332)	9.9%

A reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate as presented in 2024 and 2023 prior to the adoption of ASU 2023-09 is as follows:

Year ended December 31,	2024	2023
Expected income tax benefit (expense)	$(60,684)	$(103,963)
Nondeductible expenses	(1,671)	(535)
Reinsurance adjustment	4,384	4,746
Effect of change in tax rate	(160)	(729)
Pillar II top-up tax	(16,603)	—
GAAP to statutory accounting difference	(1,113)	(1,781)
Withholding tax	(1,614)	(1,078)
Recognition of Bermuda net deferred tax asset	8,339	593,765
Change in valuation allowance	66,198	45,192
Foreign branch adjustments	(30,998)	(25,908)
Other	1,294	358
Income tax benefit (expense)	$(32,628)	$510,067

The Company’s expected income tax benefit (expense) shown in the table above was computed on pre-tax income (loss) at the weighted average tax rate calculated as the sum of the pre-tax income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate in effect for the relevant period.
Deferred Tax Assets and Liabilities
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

At December 31,	2025	2024
Deferred tax assets
Intangible assets	$382,183	$420,143
Value of in-force business	150,840	167,599
Tax loss carryforwards	135,107	152,864
Reserve for claims and claim expenses	143,158	131,121
Unearned premiums	51,520	59,441
Amortization and depreciation	25,761	23,877
Deferred finance charges	15,935	17,832
Other	5,598	8,571
	910,102	981,448
Deferred tax liabilities
Deferred acquisition expenses	(75,558)	(125,347)
Investments	(36,123)	—
Deferred underwriting results	(22,399)	—
Deferred revenue	(14,458)	(8,685)
VOBA	—	(17,540)
Other	(14,572)	(7,312)
	(163,110)	(158,884)

Net deferred tax asset (liability) before valuation allowance	746,992	822,564
Valuation allowance	(80,078)	(147,079)
Net deferred tax asset (liability)	$666,914	$675,485

At December 31, 2025, the Company recorded a net deferred tax asset of $666.9 million (2024 - $675.5 million), consisting of a deferred tax asset of $701.9 million (2024 - $701.1 million) and a deferred tax liability of $35.0 million (2024 - $25.6 million), which is included in other liabilities on the consolidated balance sheets.
The Company’s valuation allowance assessment is based on all available information including projections of future GAAP taxable income from each tax-paying component in each tax jurisdiction. A valuation allowance has been provided against certain deferred tax assets primarily related to deferred tax assets of RREAG, US Branch and certain net operating loss carryforwards in the U.K. During 2025, the Company recorded a net decrease to the valuation allowance of $67.0 million (2024 - decrease of $66.2 million, 2023 - increase of $19.6 million).
Net Operating Loss and Net Capital Loss Carryforwards
The Company has U.S. net operating loss carryforwards of $230.5 million which, under applicable law, will begin to expire in 2037. Additionally, the Company has net operating loss carryforwards of $102.3 million in the U.K. and $130.7 million in Luxembourg which, under applicable law, can be carried forward indefinitely. The Company has capital loss carryforwards of $126.1 million in the U.S. that begin to expire in 2026.

Income Taxes Paid
The Company made the following net tax payments in 2025 after the adoption of ASU 2023-09:

Year ended December 31,	2025
Federal (Bermuda)	$164,300
Foreign
U.S.	39,239
Switzerland	14,161
Other	19,277
Total net payment (refund) of income taxes	$236,977

The Company made net tax payments in 2024 and 2023 of $99.5 million and $26.8 million, respectively.
Unrecognized Tax Benefits
The Company had no unrecognized tax benefits that if recognized would affect the annual effective tax rate at December 31, 2025 (2024 - $Nill, 2023 - $Nil). Interest and penalties related to unrecognized tax benefits would be recorded in income tax benefit (expense) in the Company’s consolidated statements of operations. At December 31, 2025, there were no interest or penalties accrued on unrecognized tax benefits (2024 - $Nil, 2023 - $Nil).
Open Tax Years
The following tax years were open to examination by the local tax authorities as of February 6, 2026:

Tax Jurisdiction	Open Tax Years
Singapore	2021-2025
Ireland	2021-2025
U.S.	2018-2025
Australia	2021-2025
Switzerland	2020-2025
Luxembourg	2020-2025
Canada	2021-2025
U.K.	2022-2025
Bermuda	2025

The Company does not expect the resolution of these open years to have a significant impact on its consolidated statements of operations and financial condition.
NOTE 16. SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of the Company’s consolidated operating subsidiaries, joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of the Company’s consolidated operating subsidiaries, joint ventures and managed funds. In addition to its reportable segments, the Company has an Other category, which primarily includes its investments unit, strategic investments, corporate expenses, certain expenses related to acquisitions and dispositions, capital servicing costs, income tax benefit (expense) and noncontrolling interests.
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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Year ended December 31, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,942,141	$6,796,279	$—	$11,738,420
Net premiums written	$4,043,996	$5,826,204	$—	$9,870,200
Net premiums earned	$3,971,669	$5,929,513	$—	$9,901,182
Net claims and claim expenses incurred	1,426,015	4,189,824	—	5,615,839
Acquisition expenses	714,852	1,835,971	—	2,550,823
Operational expenses	297,481	166,996	—	464,477
Underwriting income (loss)	$1,533,321	$(263,278)	$—	1,270,043
Net investment income			1,703,475	1,703,475
Net foreign exchange gains (losses)			(13,504)	(13,504)
Equity in earnings (losses) of other ventures			71,332	71,332
Other income (loss)			4,321	4,321
Net realized and unrealized gains (losses) on investments			1,181,268	1,181,268
Corporate expenses			(82,008)	(82,008)
Interest expense			(120,852)	(120,852)
Income (loss) before taxes				4,014,075
Income tax benefit (expense)			(396,332)	(396,332)
Net (income) loss attributable to redeemable noncontrolling interests			(935,409)	(935,409)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,646,959

Net claims and claim expenses incurred – current accident year	$2,515,211	$4,191,561	$—	$6,706,772
Net claims and claim expenses incurred – prior accident years	(1,089,196)	(1,737)	—	(1,090,933)
Net claims and claim expenses incurred – total	$1,426,015	$4,189,824	$—	$5,615,839

Net claims and claim expense ratio – current accident year	63.3%	70.7%		67.7%
Net claims and claim expense ratio – prior accident years	(27.4)%	—%		(11.0)%
Net claims and claim expense ratio – calendar year	35.9%	70.7%		56.7%
Underwriting expense ratio	25.5%	33.7%		30.5%
Combined ratio	61.4%	104.4%		87.2%

Year ended December 31, 2024	Property	Casualty and Specialty	Other	Total
Gross premiums written	$4,823,731	$6,909,335	$—	$11,733,066
Net premiums written	$3,833,636	$6,118,580	$—	$9,952,216
Net premiums earned	$3,850,352	$6,245,408	$—	$10,095,760
Net claims and claim expenses incurred	1,141,726	4,191,255	—	5,332,981
Acquisition expenses	758,554	1,885,313	—	2,643,867
Operational expenses	302,360	194,228	—	496,588
Underwriting income (loss)	$1,647,712	$(25,388)	$—	1,622,324
Net investment income			1,654,289	1,654,289
Net foreign exchange gains (losses)			(76,076)	(76,076)
Equity in earnings (losses) of other ventures			47,087	47,087
Other income (loss)			1,928	1,928
Net realized and unrealized gains (losses) on investments			(27,840)	(27,840)
Corporate expenses			(134,784)	(134,784)
Interest expense			(93,768)	(93,768)
Income (loss) before taxes				2,993,160
Income tax benefit (expense)			(32,628)	(32,628)
Net (income) loss attributable to redeemable noncontrolling interests			(1,090,172)	(1,090,172)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$1,834,985

Net claims and claim expenses incurred – current accident year	$1,960,578	$4,223,737	$—	$6,184,315
Net claims and claim expenses incurred – prior accident years	(818,852)	(32,482)	—	(851,334)
Net claims and claim expenses incurred – total	$1,141,726	$4,191,255	$—	$5,332,981

Net claims and claim expense ratio – current accident year	50.9%	67.6%		61.3%
Net claims and claim expense ratio – prior accident years	(21.2)%	(0.5)%		(8.5)%
Net claims and claim expense ratio – calendar year	29.7%	67.1%		52.8%
Underwriting expense ratio	27.5%	33.3%		31.1%
Combined ratio	57.2%	100.4%		83.9%

Year ended December 31, 2023	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,562,414	$5,299,952	$—	$8,862,366
Net premiums written	$2,967,309	$4,500,504	$—	$7,467,813
Net premiums earned	$3,090,792	$4,380,341	$—	$7,471,133
Net claims and claim expenses incurred	799,905	2,773,604	—	3,573,509
Acquisition expenses	600,127	1,274,907	—	1,875,034
Operational expenses	251,433	123,749	—	375,182
Underwriting income (loss)	$1,439,327	$208,081	$—	1,647,408
Net investment income			1,253,110	1,253,110
Net foreign exchange gains (losses)			(41,479)	(41,479)
Equity in earnings (losses) of other ventures			43,474	43,474
Other income (loss)			(6,152)	(6,152)
Net realized and unrealized gains (losses) on investments			414,522	414,522
Corporate expenses			(127,642)	(127,642)
Interest expense			(73,181)	(73,181)
Income (loss) before taxes				3,110,060
Income tax benefit (expense)			510,067	510,067
Net (income) loss attributable to redeemable noncontrolling interests			(1,058,995)	(1,058,995)
Dividends on preference shares			(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$2,525,757

Net claims and claim expenses incurred – current accident year	$1,208,810	$2,815,306	$—	$4,024,116
Net claims and claim expenses incurred – prior accident years	(408,905)	(41,702)	—	(450,607)
Net claims and claim expenses incurred – total	$799,905	$2,773,604	$—	$3,573,509

Net claims and claim expense ratio – current accident year	39.1%	64.3%		53.9%
Net claims and claim expense ratio – prior accident years	(13.2)%	(1.0)%		(6.1)%
Net claims and claim expense ratio – calendar year	25.9%	63.3%		47.8%
Underwriting expense ratio	27.5%	31.9%		30.1%
Combined ratio	53.4%	95.2%		77.9%

The following is a summary of the Company’s gross premiums written by territory of coverage exposure:

Year ended December 31,	2025		2024		2023
	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written	Gross Premiums Written	Percentage of Gross Premiums Written
Property
U.S. and Caribbean	$3,162,323	26.9%	$2,996,981	25.5%	$2,303,013	26.0%
Worldwide	1,038,625	8.8%	1,063,292	9.1%	798,623	9.0%
Europe	233,440	2.0%	244,523	2.1%	163,500	1.9%
Worldwide (excluding U.S.) (1)	152,653	1.3%	180,688	1.5%	70,646	0.8%
Japan	103,383	0.9%	106,533	0.9%	85,823	1.0%
Australia and New Zealand	94,161	0.8%	101,976	0.9%	70,107	0.8%
Other	157,556	1.4%	129,738	1.1%	70,702	0.8%
Total Property	4,942,141	42.1%	4,823,731	41.1%	3,562,414	40.3%
Casualty and Specialty
U.S. and Caribbean	3,127,671	26.6%	2,986,956	25.5%	2,333,096	26.3%
Worldwide	3,070,027	26.2%	3,217,662	27.3%	2,280,687	25.7%
Europe	274,346	2.3%	353,863	3.0%	197,228	2.2%
Worldwide (excluding U.S.) (1)	165,274	1.4%	195,489	1.7%	130,334	1.5%
Australia and New Zealand	22,076	0.2%	43,183	0.4%	27,397	0.3%
Other	136,885	1.2%	112,182	1.0%	331,210	3.7%
Total Casualty and Specialty	6,796,279	57.9%	6,909,335	58.9%	5,299,952	59.7%
Total gross premiums written	$11,738,420	100.0%	$11,733,066	100.0%	$8,862,366	100.0%

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

Summary of Stock Compensation Activity
Performance Share Awards
The following table provides a roll forward of the Company’s nonvested performance share awards:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	191,264	$159.07
Awards granted	160,796	211.18
Awards forfeited	(26,994)	—
Nonvested at December 31, 2023	286,220	185.73
Awards granted	50,654	223.35
Awards vested	(53,083)	162.61
Awards forfeited	(2,793)	—
Nonvested at December 31, 2024	280,998	197.11
Awards granted	50,978	237.62
Awards vested	(62,592)	145.49
Awards forfeited	(6,956)	—
Nonvested at December 31, 2025	262,428	218.71

(1)For performance share awards, the number of shares is stated at the maximum number that can be attained if the performance conditions are fully met. Forfeitures represent shares forfeited due to vesting below the maximum attainable as a result of the Company not fully meeting the performance conditions.
Restricted Stock Awards
The following table provides a roll forward of the Company’s nonvested restricted stock awards:

	Employee Restricted Stock Awards		Non-Employee Director Restricted Stock Awards		Total Restricted Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	712,796	$150.19	21,015	$154.40	733,811	$150.31
Awards granted	378,994	199.24	9,064	215.79	388,058	199.65
Awards vested	(279,363)	151.15	(11,861)	161.56	(291,224)	151.57
Awards forfeited	(15,278)	—	—	—	(15,278)	—
Nonvested at December 31, 2023	797,149	172.74	18,218	180.70	815,367	172.91
Awards granted	260,209	234.94	8,645	223.66	268,854	234.69
Awards vested	(293,175)	164.67	(10,749)	177.16	(303,924)	165.11
Awards forfeited	(17,694)	—	—	—	(17,694)	—
Nonvested at December 31, 2024	746,489	197.26	16,114	207.95	762,603	197.49
Awards granted	297,155	237.13	7,571	237.62	304,726	237.14
Awards vested	(281,696)	185.34	(8,326)	193.01	(290,022)	185.56
Awards forfeited	(33,545)	—	—	—	(33,545)	—
Nonvested at December 31, 2025	728,403	217.35	15,359	230.67	743,762	217.63

There were 0.6 million shares available for issuance under the 2016 Long-Term Incentive Plan at December 31, 2025.
The aggregate fair value of restricted stock awards and performance share awards vested during 2025 was $82.9 million (2024 - $82.8 million, 2023 - $70.0 million). In connection with share vestings, there was a

$1.5 million excess windfall tax benefit realized by the Company in 2025 (2024 - $2.0 million, 2023 - $1.7 million).
The total stock compensation expense recognized in the Company’s consolidated statements of operations during 2025 was $77.5 million (2024 - $71.4 million, 2023 - $60.3 million). As of December 31, 2025, there was $112.3 million of total unrecognized compensation cost related to restricted stock awards and $15.0 million related to performance share awards, which will be recognized on a weighted average basis during the next 1.7 years and 1.4 years, respectively.
All of the Company’s employees are eligible for defined contribution pension plans. Contributions are primarily based upon a percentage of eligible compensation. The Company contributed $12.7 million to its defined contribution pension plans in 2025 (2024 - $12.0 million, 2023 - $9.5 million).
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
The following table summarizes the statutory capital and surplus and required minimum statutory capital and surplus of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions:

	Bermuda (1)		Switzerland (2)		U.K. (3)		U.S. (4)
At December 31,	2025	2024	2025	2024	2025	2024	2025	2024
Statutory capital and surplus	$13,964,117	$12,241,253	$1,640,000	$1,606,000	$911,990	$952,309	$1,301,880	$1,260,230
Required statutory capital and surplus	$2,784,207	$2,669,916	$987,000	$862,000	$911,990	$952,309	$965,475	$965,631

(1)Includes Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., Vermeer, Fontana and Validus Re (which was acquired in on November 1, 2023). The Company’s primary Bermuda-domiciled insurance subsidiaries’ required statutory capital and surplus is based on the minimum solvency margin. On October 1, 2024, Renaissance Reinsurance and Validus Re were amalgamated.
(2)Includes RREAG and its branches in Australia, Bermuda, the U.K. and the U.S., and Validus Reinsurance (Switzerland) Ltd (“Validus Switzerland”) (which was acquired on November 1, 2023) and its Bermuda Branch. On June 21, 2024, Validus Switzerland merged into RREAG.
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
(4)Includes Renaissance Reinsurance U.S.
The following table summarizes the statutory net income (loss) of the Company’s primary regulated insurance operations in its most significant regulatory jurisdictions:

	Statutory Net Income (Loss)
	Bermuda (1)	Switzerland (2)	U.K. (3)	U.S. (4)
Year ended December 31, 2025	$2,759,822	$357,358	$198,512	$42,277
Year ended December 31, 2024	$2,703,081	$411,526	$89,169	$(85,250)
Year ended December 31, 2023	$2,699,083	$225,751	$158,258	$(17,618)

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
(3)Includes Syndicate 1458.
(4)Includes Renaissance Reinsurance U.S.

The difference between statutory financial statements and financial statements prepared in accordance with GAAP varies by jurisdiction. For the Company’s regulated entities, the primary difference is that statutory financial statements generally do not recognize goodwill and intangible assets. In the U.S., fixed maturity investments are generally recorded at amortized cost, deferred income taxes are charged directly to equity and deferred acquisition costs are generally not recognized in the statutory financial statements. In Switzerland, currency translation adjustment losses are directly charged to net income (loss), while translation gains are not admissible and are recorded as a translation reserve on the statutory balance sheet. In addition, fixed maturity investments are carried at the lower of amortized cost and market value and the recognition of equalization reserves is allowed. The prudence principle standard also allows for valuating certain assets below their nominal value. None of the Company’s insurance subsidiaries used permitted practices that prevented the trigger of a regulatory event during the years ended December 31, 2025, 2024 and 2023.
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
Bermuda
Bermuda-registered insurance companies are regulated under the Bermuda Insurance Act 1978, as amended, and related regulations (collectively, the “Insurance Act”), which impose various requirements depending on a company’s classification under the Insurance Act. The Company and certain of its Bermuda-registered insurers are generally required to maintain available statutory economic capital and surplus at a level at least equal to their enhanced capital requirement (“ECR”), which may be adjusted by the BMA. The ECR is established by reference to the Bermuda Solvency Capital Requirement (“BSCR”) model. Renaissance Reinsurance and DaVinci Reinsurance are registered as Class 4 general business insurers, RenaissanceRe Specialty U.S. and Vermeer are registered as Class 3B general business insurers, and Fontana Reinsurance Ltd. and Fontana Reinsurance U.S. Ltd. are registered as Class 3A general business insurers under the Insurance Act. Class 4, Class 3B and Class 3A insurers are required to maintain available statutory economic capital and surplus at a target capital level equal to 120% of the ECR. Failure to maintain statutory capital at least equal to the target capital level would likely result in increased BMA regulatory oversight. RenaissanceRe Europe AG, Bermuda Branch, a Class 3B general business insurer, has modified requirements, which are addressed under Switzerland, below. The Company and certain of its Bermuda-registered insurers are generally required to file an annual BSCR with the BMA. The Company’s 2024 group BSCR was filed with the BMA on May 30, 2025 with a BSCR ratio of 242%.
Class 4, Class 3B and Class 3A insurers are generally prohibited from declaring or paying any dividends if the declaring or paying such dividend would cause the insurer to fail to meet the required minimum solvency margin or minimum liquidity ratio, or if certain solvency requirements are not met. Additional restrictions apply to any dividend and any reduction in statutory capital over applicable thresholds.
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
U.K.
The underwriting capacity of a member of Lloyd’s must be supported by providing a deposit, referred to as “Funds at Lloyd’s” or “FAL,” in the form of cash, securities or letters of credit in an amount determined under the capital adequacy regime of the U.K. Prudential Regulatory Authority. The amount of such deposit is calculated for each member through the completion of a quarterly capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. The amount of FAL for RenaissanceRe Syndicate 1458 (“Syndicate 1458”) is determined by Lloyd’s and is based on Syndicate 1458’s solvency and capital requirement as calculated through its internal model.
Dividends from a Lloyd’s managing agent and a Lloyd’s corporate member can be declared and paid provided the relevant company has sufficient profits available for distribution.
U.S.
Renaissance Reinsurance U.S. is required to meet certain minimum statutory capital and surplus requirements under Maryland law, including risk-based capital (“RBC”) requirements, and must file an annual report of its RBC levels. If the report shows Renaissance Reinsurance U.S.’s statutory capital and surplus or total adjusted capital is below certain levels, Renaissance Reinsurance U.S. may be required to take certain corrective action or the Maryland Insurance Administration (“MIA”) may be permitted or required to take certain regulatory action.
Maryland law places limitations on the amounts of dividends or distributions payable by Renaissance Reinsurance U.S. At December 31, 2025, Renaissance Reinsurance U.S. had an ordinary dividend capacity of $130.2 million which can be paid in 2026. Payment of ordinary dividends by Renaissance Reinsurance U.S. requires notice to the MIA. Declaration of an extraordinary dividend, which must be paid out of earned surplus, generally requires thirty days’ prior notice to and approval or non-disapproval of the MIA.
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
The following table summarizes the assets held under trust and minimum amount required with respect to the MBRTs:

At December 31.	2025		2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
RREAG (1)	$1,395,468	$1,184,741	$1,463,275	$1,312,796
Renaissance Reinsurance (2)	$581,595	$413,673	$954,114	$554,119
DaVinci Reinsurance	$60,634	$32,421	$179,849	$47,179

(1)RREAG and Validus Switzerland merged on June 21, 2024, with RREAG being the successor to the MBRTs held by Validus Switzerland.
(2)Renaissance Reinsurance and Validus Re amalgamated on October 1, 2024, with Renaissance Reinsurance being the successor to the MBRTs held by Validus Re.

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
The following table summarizes the assets held under trust and minimum amount required with respect to the reduced collateral reinsurance trusts:

At December 31.	2025		2024
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
Renaissance Reinsurance	$88,334	$62,796	$187,742	$83,622
RREAG	$67,692	$53,647	$101,252	$67,671
DaVinci Reinsurance	$59,617	$50,850	$220,542	$73,210

NOTE 19. DERIVATIVE INSTRUMENTS
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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at December 31, 2025.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value for the Company’s derivative instruments:

	Derivative Assets
At December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,400	$—	$7,400	$—	$7,400
Interest rate swaps	37	—	37	—	37
Foreign currency forward contracts (2)	10,592	—	10,592	—	10,592
Foreign currency forward contracts (3)	8	—	8	—	8
Credit default swaps	310	—	310	—	310
Total	$18,347	$—	$18,347	$—	$18,347

	Derivative Liabilities
At December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$8,236	$—	$8,236	$7,940	$296
Foreign currency forward contracts (2)	5,519	—	5,519	5,425	94
Foreign currency forward contracts (3)	3,097	—	3,097	1,201	1,896
Credit default swaps	627	—	627	627	—
Equity futures	9,861	—	9,861	9,861	—
Commodity futures	12,380	—	12,380	—	12,380
Total derivative instruments not designated as hedges	39,720	—	39,720	25,054	14,666
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	1,480	—	1,480	—	1,480
Total	$41,200	$—	$41,200	$25,054	$16,146

(1)Net derivative assets and liabilities are included within other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Contracts designated as hedges of net investments in a foreign operation.

	Derivative Assets
At December 31, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$4,198	$—	$4,198	$—	$4,198
Foreign currency forward contracts (2)	16,275	—	16,275	—	16,275
Foreign currency forward contracts (3)	4,085	—	4,085	—	4,085
Commodity futures	5,933	—	5,933	—	5,933
Commodity options	483	—	483	—	483
Total derivative instruments not designated as hedges	30,974	—	30,974	—	30,974
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	3,564	—	3,564	—	3,564
Total	$34,538	$—	$34,538	$—	$34,538

	Derivative Liabilities
At December 31, 2024	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$6,178	$—	$6,178	$5,408	$770
Foreign currency forward contracts (2)	53,160	—	53,160	5,632	47,528
Foreign currency forward contracts (3)	13,171	—	13,171	—	13,171
Credit default swaps	1,675	—	1,675	1,675	—
Equity futures	1,694	—	1,694	—	1,694
Total	$75,878	$—	$75,878	$12,715	$63,163

(1)Net derivative assets and liabilities are included within other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Contracts designated as hedges of net investments in a foreign operation.

The table below shows the notional exposure by underlying risk of the Company’s recognized derivative contracts:

At December 31,	2025		2024
	Notional Long Exposure	Notional Short Exposure	Notional Long Exposure	Notional Short Exposure
Derivative instruments not designated as hedges
Interest rate risk
Interest rate futures	$7,575,688	$4,179,575	$7,144,308	$3,061,769
Interest rate swaps (1)	—	29,600	—	—
Foreign currency risk
Foreign currency forward contracts - underwriting and non-investment operations	1,102,740	412,005	1,035,036	508,847
Foreign currency forward contracts - investment operations	159,267	186,854	344,967	106,970
Credit risk
Credit default swaps (2)	39,500	847,864	—	1,350,509
Equity price risk
Equity futures	1,729,226	—	437,168	—
Commodity price risk
Commodity futures	1,189,027	—	684,283	—
Commodity options (3)	—	—	483	—
Derivative instruments designated as hedges
Foreign currency risk
Foreign currency forward contracts - net investments in foreign operations	—	64,142	—	60,969

(1)Notional long exposure amounts are positions receiving a fixed rate and notional short exposure amounts are positions paying a fixed rate.
(2)Notional long exposure amounts are positions which assume credit risk and notional short exposure amounts are positions to protect the investment portfolio against increasing credit risk.
(3)Notional exposure for commodity options are based on the fair value of the underlying commodities as if the options were exercised at the reporting date.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity related to its derivative instruments are shown in the following table:

	Amount of Gain (Loss) Recognized on Derivatives
Year ended December 31,	2025	2024	2023
Derivative instruments not designated as hedges
Net realized and unrealized gains (losses) on investments (1)
Interest rate futures	$67,183	$(81,400)	$3,877
Credit default swaps	17,031	(54,757)	(70,924)
Interest rate swaps	(71)	—	—
Total fixed maturity investment-related derivatives	84,143	(136,157)	(67,047)
Equity futures	138,896	3,379	(1,928)
Warrants	—	(1,046)	—
Total equity investment-related derivatives	138,896	2,333	(1,928)
Commodity futures	418,097	81,062	5,256
Commodity options	(2,602)	(4,517)	(4,553)
Total commodity-related derivatives	415,495	76,545	703
Total net realized and unrealized gains (losses) on investments (1)	638,534	(57,279)	(68,272)
Net foreign exchange gains (losses)
Foreign currency forward contracts (2)	37,795	(27,918)	(877)
Foreign currency forward contracts (3)	(14,822)	(32,687)	(11,761)
Total net foreign exchange gains (losses)	22,973	(60,605)	(12,638)
Total derivative instruments not designated as hedges	661,507	(117,884)	(80,910)
Derivative instruments designated as hedges
Accumulated other comprehensive income (loss)
Foreign currency forward contracts (4)	(4,385)	6,194	205
Total	$657,122	$(111,690)	$(80,705)

(1)Amount of gain (loss) is included in net realized and unrealized gains (losses) on investment-related derivatives. See “Note 5. Investments” for additional information.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Contracts designated as hedges of net investments in a foreign operation. Amount of gain (loss) is included in foreign currency translation adjustments, net of tax.
Derivative Instruments Not Designated as Hedges
Interest Rate Derivatives
The Company uses interest rate futures within its portfolio of fixed maturity investments to manage its exposure to interest rate risk, which may result in increasing or decreasing its exposure to this risk.
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. The Company’s exposure is primarily in U.S. treasury and non-U.S. government bond futures contracts.
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
Underwriting and Non-investment Operations Related Foreign Currency Contracts
The Company’s foreign currency policy with regard to its underwriting operations is generally to enter into foreign currency forward and option contracts for notional values that approximate the foreign currency liabilities, including claims and claim expense reserves and reinsurance balances payable, net of any cash, investments and receivables held in the respective foreign currency. The Company’s use of foreign currency forward and option contracts is intended to minimize the effect of fluctuating foreign currencies on the value of non-U.S. dollar denominated assets and liabilities associated with its underwriting and non-investment operations. The Company may determine not to match a portion of its projected underwriting and non-investments related assets or liabilities with underlying foreign currency exposure with investments in the same currencies, which would increase its exposure to foreign currency fluctuations and potentially increase the impact and volatility of foreign exchange gains and losses on its results of operations. The fair value of the Company’s underwriting and non-investment operations related foreign currency contracts is determined using indicative pricing obtained from counterparties or broker quotes.
Investment Operations Related Foreign Currency Forward Contracts
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
Commodity Futures
The fair value of the Company’s commodity futures is determined using market-based prices from pricing vendors. The Company’s exposure is primarily in gold futures contracts.
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
As of December 31, 2025 and 2024, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions. The weighted average U.S. dollar equivalent of foreign denominated net assets (liabilities) that were hedged during the year ended December 31, 2025 was $60.2 million (2024 - $61.1 million).
NOTE 20. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
Concentration of Credit Risk
Instruments which potentially subject the Company to concentration of credit risk consist principally of investments, including the Company’s equity method investments, cash, premiums receivable and reinsurance balances. The Company limits the amount of credit exposure to any one financial institution and, except for the securities of the U.S. Government and the Federal National Mortgage Association, none of the Company’s fixed maturity and short term investments exceeded 10% of shareholders’ equity at December 31, 2025. Refer to “Note 7. Reinsurance,” for information with respect to reinsurance recoverable.
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
Letters of Credit and Other Commitments
At December 31, 2025, the Company’s banks have issued secured and unsecured letters of credit totaling $528.8 million in favor of certain ceding companies. In connection with the Company’s Top Layer joint venture, Renaissance Reinsurance has committed $37.5 million of collateral to support a letter of credit and is obligated to make a mandatory capital contribution of up to $50.0 million in the event that a loss reduces Top Layer’s capital and surplus below a specified level.
Refer to “Note 9. Debt and Credit Facilities” for additional information related to the Company’s debt and credit facilities.

Investment Commitments
The Company has unfunded commitments, primarily to fund investments and certain externally managed fixed maturity investment portfolios of $3.9 billion at December 31, 2025. These commitments do not have a defined contractual commitment date. In the future, the Company may enter into additional commitments in respect of these investments or individual portfolio company investment opportunities.
Indemnifications and Warranties
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on past experience, management currently believes that the likelihood of such an event is remote.
Leases
The Company’s operating leases primarily relate to office space for its global underwriting platforms principally in Bermuda, Australia, Ireland, Singapore, Switzerland, the U.K. and the U.S. These leases expire at various dates through 2039 with a weighted average lease term of 5.6 years. Included in other assets and other liabilities at December 31, 2025 is a right-of-use asset of $97.1 million and a lease liability of $127.4 million, respectively, associated with the Company’s operating leases (2024 - $83.8 million and $114.3 million, respectively). During 2025, the Company recorded an operating lease expense of $15.6 million included in operational expenses (2024 - $14.8 million).
The Company’s financing leases primarily relate to office space in Bermuda with an initial lease term of 20 years, ending in 2028, and a bargain renewal option for an additional 30 years. Included in other assets and other liabilities at December 31, 2025 is a right-of-use asset of $15.6 million and a lease liability of $20.4 million, respectively, associated with the Company’s finance leases (2024 - $16.1 million and $21.0 million, respectively). During 2025, the Company recorded interest expense of $2.1 million associated with its finance leases (2024 - $2.1 million) included in interest expense and amortization of its finance leases right-to-use asset of $0.5 million included in operational expenses (2024 - $0.5 million).
Future minimum lease payments under existing operating and finance leases are detailed below, excluding the bargain renewal option on the finance lease related to office space in Bermuda:

	Future Minimum Lease Payments
	Operating Leases	Finance Leases
2026	$17,619	$2,661
2027	18,309	2,661
2028	18,682	2,146
2029	17,270	—
2030	17,423	—
After 2030	79,519	—
Future minimum lease payments under existing leases	$168,822	$7,468

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
NOTE 21. SUBSEQUENT EVENTS
Share Repurchase Program
Subsequent to December 31, 2025 and through the period ended February 6, 2026, the Company repurchased 470,930 common shares at an aggregate cost of $130.0 million and an average price of $276.04 per common share.
On February 11, 2026, the Board approved a renewal of the authorized share repurchase program for an aggregate amount of up to $750.0 million.
DaVinci
Effective January 1, 2026, DaVinci repurchased an aggregate of $750.0 million of its shares from investors, including $182.5 million from the Company. In addition, RenaissanceRe purchased an aggregate of $81.3 million of shares from third-party investors. The Company’s noncontrolling economic ownership in DaVinci subsequent to these transactions was 26.3%.
Fontana
Effective January 1, 2026, RenaissanceRe purchased an aggregate of $79.3 million of limited partner interest in Fontana from third-party investors. The Company’s noncontrolling economic ownership in Fontana subsequent to these transactions was 38.4%.
Medici
Effective in January 2026, Medici issued an aggregate of $43.0 million of non-voting preference shares to investors and redeemed an aggregate of $27.4 million. At December 31, 2025, $43.0 million, representing the amount received from investors other than the Company prior to January 1, 2026, is included in other liabilities on the Company’s consolidated balance sheet, and also included in cash flows provided by financing activities on the Company’s consolidated statements of cash flows for 2025. The Company’s noncontrolling economic ownership in Medici subsequent to these transactions was 11.5%.
Vermeer
In January 2026, Vermeer declared and paid a dividend of $150.0 million, all of which was paid to a third-party investor.

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES

Schedules other than those listed above are omitted for the reason that they are not applicable.

SCHEDULE I
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2025
Type of Investment	Amortized Cost or Cost	Fair Value	Amount at Which Shown in the Balance Sheet
Fixed maturity investments trading
U.S. treasuries	$10,507,431	$10,641,503	$10,641,503
Corporate	8,453,375	8,528,828	8,528,828
Residential mortgage-backed	2,597,066	2,606,882	2,606,882
Asset-backed	1,601,715	1,606,790	1,606,790
Non-U.S. government	688,164	691,912	691,912
Agencies	487,022	486,817	486,817
Commercial mortgage-backed	323,578	321,591	321,591
Total fixed maturity investments trading	24,658,351	24,884,323	24,884,323
Short term investments	4,760,027	4,759,811	4,759,811
Equity investments
Fixed income exchange traded funds		1,582,811	1,582,811
Common stock		150,179	150,179
Total equity investments		1,732,990	1,732,990
Other investments
Fund investments		2,775,499	2,775,499
Catastrophe bonds		1,613,710	1,613,710
Direct private equity investments		185,005	185,005
Total other investments		4,574,214	4,574,214
Investments in other ventures, under equity method		121,871	121,871
Total investments		$36,073,209	$36,073,209

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
RENAISSANCERE HOLDINGS LTD.
BALANCE SHEETS
AT DECEMBER 31, 2025 AND 2024
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	At December 31,
	2025	2024
Assets
Fixed maturity investments trading, at fair value - amortized cost $47,527 at December 31, 2025 (2024 - $153,742)	$48,067	$153,504
Short term investments, at fair value - amortized cost $102,772 at December 31, 2025 (2024 - $131,232)	102,772	131,236
Total investments	150,839	284,740
Cash and cash equivalents	40,290	20,054
Investments in subsidiaries	12,236,448	10,732,129
Due from subsidiaries	16,606	7,919
Accrued investment income	457	1,052
Deferred tax asset	20,555	10,334
Receivable for investments sold	1,061	1,329
Other assets	766,558	681,322
Goodwill and other intangible assets	97,332	98,662
Total assets	$13,330,146	$11,837,541
Liabilities and Shareholders’ Equity
Liabilities
Debt	$1,633,746	$1,138,119
Due to subsidiaries	21,712	17,051
Other liabilities	66,031	108,359
Total liabilities	1,721,489	1,263,529
Shareholders’ Equity
Preference shares: $1.00 par value - 30,000 shares issued and outstanding at December 31, 2025 (2024 - 30,000)	750,000	750,000
Common shares: $1.00 par value - 43,961,539 shares issued and outstanding at December 31, 2025 (2024 - 50,180,987)	43,962	50,181
Additional paid-in capital	—	1,512,435
Accumulated other comprehensive income (loss)	(12,626)	(14,756)
Retained earnings	10,827,321	8,276,152
Total shareholders’ equity attributable to RenaissanceRe	11,608,657	10,574,012
Total liabilities and shareholders’ equity	$13,330,146	$11,837,541

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2025	2024	2023
Revenues
Net investment income	$50,683	$58,166	$97,395
Net foreign exchange gains (losses)	41,082	(23,916)	1,129
Other income (loss)	—	(95)	(907)
Net realized and unrealized gains (losses) on investments	(2,931)	(4,840)	(73,572)
Total revenues	88,834	29,315	24,045
Expenses
Operational expenses	12,089	15,866	32,066
Corporate expenses	102,574	86,314	98,493
Interest expense	84,439	59,384	40,416
Total expenses	199,102	161,564	170,975
Income (loss) before equity in net income (loss) of subsidiaries	(110,268)	(132,249)	(146,930)
Equity in net income (loss) of subsidiaries	2,789,729	2,017,805	2,708,061
Income (loss) before taxes	2,679,461	1,885,556	2,561,131
Income tax benefit (expense)	2,873	(15,196)	—
Net income (loss)	2,682,334	1,870,360	2,561,131
Dividends on preference shares	(35,375)	(35,375)	(35,375)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$2,646,959	$1,834,985	$2,525,756

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2025	2024	2023
Comprehensive income (loss)
Net income (loss)	$2,682,334	$1,870,360	$2,561,131
Change in net unrealized gains (losses) on investments, net of tax	331	1,045	1,082
Foreign currency translation adjustments, net of tax	1,799	(1,590)	169
Comprehensive income (loss) attributable to RenaissanceRe	$2,684,464	$1,869,815	$2,562,382

SCHEDULE II
RENAISSANCERE HOLDINGS LTD.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT – CONTINUED

RENAISSANCERE HOLDINGS LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023
(PARENT COMPANY)
(THOUSANDS OF UNITED STATES DOLLARS)

	Year ended December 31,
	2025	2024	2023
Cash flows provided by (used in) operating activities
Net income (loss)	$2,682,334	$1,870,360	$2,561,131
Less: equity in net income (loss) of subsidiaries	(2,789,729)	(2,017,805)	(2,708,061)
	(107,395)	(147,445)	(146,930)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net realized and unrealized (gains) losses on investments	329	334	67,868
Other	42,289	142,051	72,691
Net cash provided by (used in) operating activities	(64,777)	(5,060)	(6,371)
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	528,759	309,490	1,613,740
Purchases of fixed maturity investments trading	(423,624)	(387,276)	(1,505,160)
Net sales (purchases) of short term investments	28,878	147,296	(211,370)
Dividends and return of capital from subsidiaries	1,648,784	1,079,438	1,097,301
Contributions to subsidiaries	(356,936)	(247,147)	(169,204)
Due to (from) subsidiary	(45,504)	(115,041)	(7,088)
Due to (from) subsidiary for the purchase of Validus Specialty	—	—	(45,467)
Purchase of Validus Holdings and Talbot Treaty Renewal Rights	—	—	(2,689,533)
Net cash provided by (used in) investing activities	1,380,357	786,760	(1,916,781)
Cash flows provided by (used in) financing activities
Dividends paid – RenaissanceRe common shares	(74,843)	(80,850)	(75,112)
Dividends paid – preference shares	(35,375)	(35,375)	(35,375)
RenaissanceRe common share repurchases	(1,599,680)	(666,921)	—
RenaissanceRe common share issuance, net of expenses	—	—	1,351,608
Issuance of debt, net of expenses	493,201	—	740,581
Drawdown of Medici Revolving Credit Facility	(55,125)	—	—
Taxes paid on withholding shares	(23,522)	(23,580)	(20,518)
Net cash provided by (used in) financing activities	(1,295,344)	(806,726)	1,961,184
Effect of exchange rate changes on foreign currency cash	—	—	—
Net increase (decrease) in cash and cash equivalents	20,236	(25,026)	38,032
Cash and cash equivalents, beginning of year	20,054	45,080	7,048
Cash and cash equivalents, end of year	$40,290	$20,054	$45,080

SCHEDULE III
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
(THOUSANDS OF UNITED STATES DOLLARS)

	December 31, 2025			Year ended December 31, 2025
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$231,168	$5,685,984	$1,262,572	$3,971,669	$—	$1,426,015	$714,852	$297,481	$4,043,996
Casualty and Specialty	1,307,372	16,616,361	4,765,602	5,929,513	—	4,189,824	1,835,971	166,996	5,826,204
Other	—	—	—	—	1,703,475	—	—	—	—
Total	$1,538,540	$22,302,345	$6,028,174	$9,901,182	$1,703,475	$5,615,839	$2,550,823	$464,477	$9,870,200

	December 31, 2024			Year ended December 31, 2024
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$234,652	$6,572,739	$1,193,695	$3,850,352	$—	$1,141,726	$758,554	$302,360	$3,833,636
Casualty and Specialty	1,317,707	14,730,752	4,756,720	6,245,408	—	4,191,255	1,885,313	194,228	6,118,580
Other	—	—	—	—	1,654,289	—	—	—	—
Total	$1,552,359	$21,303,491	$5,950,415	$10,095,760	$1,654,289	$5,332,981	$2,643,867	$496,588	$9,952,216

	December 31, 2023			Year ended December 31, 2023
	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums	Premium Revenue	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Net Written Premiums
Property	$274,288	$7,833,620	$1,158,294	$3,090,792	$—	$799,905	$600,127	$251,433	$2,967,309
Casualty and Specialty	1,477,149	12,653,249	4,977,841	4,380,341	—	2,773,604	1,274,907	123,749	4,500,504
Other	—	—	—	—	1,253,110	—	—	—	—
Total	$1,751,437	$20,486,869	$6,136,135	$7,471,133	$1,253,110	$3,573,509	$1,875,034	$375,182	$7,467,813

SCHEDULE IV
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTAL SCHEDULE OF REINSURANCE PREMIUMS
(THOUSANDS OF UNITED STATES DOLLARS)

Property and Liability Premiums Earned	Gross Amounts	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2025	$916,979	$1,762,771	$10,746,974	$9,901,182	109%
Year ended December 31, 2024	$1,097,726	$1,817,302	$10,815,336	$10,095,760	107%
Year ended December 31, 2023	$1,013,372	$1,614,432	$8,072,193	$7,471,133	108%
SCHEDULE VI
RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION CONCERNING
PROPERTY-CASUALTY INSURANCE OPERATIONS
(THOUSANDS OF UNITED STATES DOLLARS)

Affiliation with Registrant	Deferred Policy Acquisition Costs	Reserves for Unpaid Claims and Claim Adjustment Expenses	Discount, if any, Deducted	Unearned Premiums	Earned Premiums	Net Investment Income
Consolidated Subsidiaries
Year ended December 31, 2025	$1,538,540	$22,302,345	$—	$6,028,174	$9,901,182	$1,703,475
Year ended December 31, 2024	$1,552,359	$21,303,491	$—	$5,950,415	$10,095,760	$1,654,289
Year ended December 31, 2023	$1,751,437	$20,486,869	$—	$6,136,135	$7,471,133	$1,253,110

	Claims and Claim Adjustment Expenses Incurred Related to		Amortization of Deferred Policy Acquisition Costs	Paid Claims and Claim Adjustment Expenses	Net Premiums Written
Affiliation with Registrant	Current Year	Prior Year
Consolidated Subsidiaries
Year ended December 31, 2025	$6,706,772	$(1,090,933)	$2,550,823	$4,328,785	$9,870,200
Year ended December 31, 2024	$6,184,315	$(851,334)	$2,643,867	$3,597,810	$9,952,216
Year ended December 31, 2023	$4,024,116	$(450,607)	$1,875,034	$2,995,678	$7,467,813