Form 10-Q
period 2026-03-31
RENAISSANCERE HOLDINGS LTD
filed 2026-04-29
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at April 24, 2026 was 42,633,041.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), and the Other 2025 Large Loss Events
“ASC”	Accounting Standards Codification
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“CIT”	Corporate Income Tax Act 2023
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiary
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FASB”	Financial Accounting Standards Board
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Moody’s”	Moody’s Investors Service
“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342 in January 2025, and certain refinery fires in the first quarter of 2025
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and American International Group, Inc., as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.

“Tower Hill Companies”	collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
“Validus”
Validus Holdings, Ltd., Validus Specialty, LLC, and their respective subsidiaries that were acquired in the Validus Acquisition (including Validus Reinsurance, Ltd. and Validus Holdings (UK) Ltd), collectively

“Validus Acquisition”	The acquisitions under the Stock Purchase Agreement, together with the other transactions contemplated in the Stock Purchase Agreement
“Vermeer”	Vermeer Reinsurance Ltd.
“VIE”	variable interest entity

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
As a consequence, our future financial condition and results may differ from those expressed in any forward-looking statements made by or on behalf of us. The factors listed above, as well as those discussed in more detail in our filings with the SEC, including our Form 10-K for the year ended December 31, 2025, filed with the SEC on February 11, 2026, and Item 1A of this Form 10-Q, should not be construed as exhaustive. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to revise or update forward-looking statements to reflect new information, events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At March 31, 2026 and December 31, 2025
(in thousands of United States Dollars, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value - amortized cost $24,893,245 at March 31, 2026 (December 31, 2025 - $24,658,351) (Notes 3 and 4)	$24,901,291	$24,884,323
Short term investments, at fair value - amortized cost $3,887,637 at March 31, 2026 (December 31, 2025 - $4,760,027) (Notes 3 and 4)	3,883,610	4,759,811
Equity investments, at fair value (Notes 3 and 4)	1,594,284	1,732,990
Other investments, at fair value (Notes 3 and 4)	4,651,495	4,574,214
Investments in other ventures, under equity method	140,853	121,871
Total investments	35,171,533	36,073,209
Cash and cash equivalents	1,562,883	1,731,181
Premiums receivable (Note 5)	8,097,885	7,252,454
Prepaid reinsurance premiums	1,354,841	993,781
Reinsurance recoverable (Notes 5 and 6)	3,730,957	3,899,913
Accrued investment income	234,709	233,688
Deferred acquisition costs and value of business acquired	1,665,666	1,538,540
Deferred tax asset	705,661	701,927
Receivable for investments sold	182,534	414,523
Other assets	393,908	328,087
Goodwill and other intangible assets	617,772	633,087
Total assets	$53,718,349	$53,800,390
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,291,058	$22,302,345
Unearned premiums	6,885,462	6,028,174
Debt (Note 7)	2,330,051	2,329,201
Reinsurance balances payable	2,821,884	2,540,518
Payable for investments purchased	308,635	533,101
Other liabilities	523,894	856,302
Total liabilities	35,160,984	34,589,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	7,043,124	7,602,092
Shareholders’ Equity
Preference shares: $1.00 par value - 30,000 shares issued and outstanding at March 31, 2026 (December 31, 2025 - 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value - 42,973,774 shares issued and outstanding at March 31, 2026 (December 31, 2025 - 43,961,539) (Note 10)	42,974	43,962
Additional paid-in capital (Note 10)	—	—
Accumulated other comprehensive income (loss)	(12,152)	(12,626)
Retained earnings (Note 10)	10,733,419	10,827,321
Total shareholders’ equity attributable to RenaissanceRe	11,514,241	11,608,657
Total liabilities, noncontrolling interests and shareholders’ equity	$53,718,349	$53,800,390

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2026 and 2025
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Revenues
Gross premiums written (Note 5)	$3,478,873	$4,155,503
Net premiums written (Note 5)	$2,678,296	$3,443,529
Decrease (increase) in unearned premiums	(494,682)	(722,748)
Net premiums earned (Note 5)	2,183,614	2,720,781
Net investment income (Note 3)	420,502	405,353
Net foreign exchange gains (losses)	(9,019)	(7,328)
Equity in earnings (losses) of other ventures	20,485	17,828
Other income (loss)	1,247	914
Net realized and unrealized gains (losses) on investments (Note 3)	(421,913)	332,940
Total revenues	2,194,916	3,470,488
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	983,971	2,743,758
Acquisition expenses	521,850	647,435
Operational expenses	89,035	100,185
Corporate expenses	19,460	22,810
Interest expense (Note 7)	31,786	27,086
Total expenses	1,646,102	3,541,274
Income (loss) before taxes	548,814	(70,786)
Income tax benefit (expense)	(32,984)	45,525
Net income (loss)	515,830	(25,261)
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(222,451)	195,252
Net income (loss) attributable to RenaissanceRe	293,379	169,991
Dividends on preference shares (Note 10)	(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$284,535	$161,147
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$6.60	$3.29
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$6.57	$3.27

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Comprehensive income (loss)
Net income (loss)	$515,830	$(25,261)
Change in net unrealized gains (losses) on investments, net of tax	(24)	(299)
Foreign currency translation adjustments, net of tax	498	211
Comprehensive income (loss)	516,304	(25,349)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(222,451)	195,252
Comprehensive income (loss) attributable to RenaissanceRe	$293,853	$169,903

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three months ended March 31, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Preference shares
Beginning balance	$750,000	$750,000
Ending balance	750,000	750,000
Common shares
Beginning balance	43,962	50,181
Repurchase of shares (Note 10)	(1,218)	(1,492)
Issuance of performance share and restricted stock awards (Note 10)	230	239
Ending balance	42,974	48,928
Additional paid-in capital
Beginning balance	—	1,512,435
Repurchase of shares (Note 10)	—	(359,654)
Change in redeemable noncontrolling interests	—	60
Issuance of performance share and restricted stock awards (Note 10)	—	(6,188)
Ending balance	—	1,146,653
Accumulated other comprehensive income (loss)
Beginning balance	(12,626)	(14,756)
Change in net unrealized gains (loss) on investments, net of tax	(24)	(299)
Foreign currency translation adjustments, net of tax	498	211
Ending balance	(12,152)	(14,844)
Retained earnings
Beginning balance	10,827,321	8,276,152
Net income (loss)	515,830	(25,261)
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(222,451)	195,252
Repurchase of shares (Note 10)	(351,318)	—
Change in redeemable noncontrolling interests	(414)	—
Issuance of performance share and restricted stock awards (Note 10)	(9,094)	—
Dividends on common shares (Note 10)	(17,611)	(19,533)
Dividends on preference shares (Note 10)	(8,844)	(8,844)
Ending balance	10,733,419	8,417,766
Total shareholders’ equity attributable to RenaissanceRe	$11,514,241	$10,348,503

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended
	March 31, 2026	March 31, 2025
Cash flows provided by (used in) operating activities
Net income (loss)	$515,830	$(25,261)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(24,360)	3,735
Equity in undistributed (earnings) losses of other ventures	(1,930)	1,748
Net realized and unrealized (gains) losses on investments	421,913	(191,304)
Change in:
Premiums receivable	(845,431)	(1,147,673)
Prepaid reinsurance premiums	(361,060)	(325,535)
Reinsurance recoverable	168,956	(96,505)
Deferred acquisition costs and value of business acquired	(127,126)	(132,484)
Reserve for claims and claim expenses	(11,287)	1,553,640
Unearned premiums	857,288	1,048,704
Reinsurance balances payable	281,366	52,778
Other	(186,591)	(584,070)
Net cash provided by (used in) operating activities	687,568	157,773
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	3,665,264	4,269,486
Purchases of fixed maturity investments trading	(3,880,903)	(3,378,844)
Proceeds from sales of short term investments	12,825,506	9,117,831
Purchases of short term investments	(11,927,328)	(9,732,307)
Proceeds from sales of equity investments	472,551	175
Purchases of equity investments	(408,384)	(766,556)
Proceeds from sales of other investments	288,786	227,489
Purchases of other investments	(423,605)	(350,443)
Purchases of investments in other ventures	(17,818)	(281)
Return of investments in other ventures	571	97
Net settlements of derivatives	(123,523)	113,924
Net cash provided by (used in) investing activities	471,117	(499,429)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(17,611)	(19,533)
Dividends paid – preference shares	(8,844)	(8,844)
RenaissanceRe common share repurchases	(351,967)	(357,712)
Issuance of debt, net of expenses	—	791,281
Drawdown of Medici Revolving Credit Facility	—	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	3,000	25,496
Redemptions of third-party redeemable noncontrolling interest shares	(915,788)	(193,901)
Taxes paid on withholding shares	(27,058)	(21,431)
Net cash provided by (used in) financing activities	(1,318,268)	290,356
Effect of exchange rate changes on foreign currency cash	(8,715)	7,495
Net increase (decrease) in cash and cash equivalents	(168,298)	(43,805)
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,562,883	$1,632,799

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe Holdings Ltd. (“RenaissanceRe” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Through its wholly owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
These consolidated financial statements include the results of the Company, its subsidiaries, and all variable interest entities in which the Company is considered to be the primary beneficiary.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES
There have been no material changes to the Company’s significant accounting policies as described in its Form 10-K for the year ended December 31, 2025, except as described below.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At March 31, 2026	At December 31, 2025
U.S. treasuries	$10,253,936	$10,641,503
Corporate	8,984,951	8,528,828
Residential mortgage-backed	2,514,249	2,606,882
Asset-backed	1,629,118	1,606,790
Non-U.S. government	697,691	691,912
Agencies	499,011	486,817
Commercial mortgage-backed	322,335	321,591
Total fixed maturity investments trading	$24,901,291	$24,884,323

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At March 31, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$2,258,549	$2,266,371	$2,072,111	$2,081,003
Due after one through five years	12,467,642	12,513,010	12,450,807	12,606,212
Due after five through ten years	5,132,520	5,125,372	5,039,803	5,109,842
Due after ten years	557,162	530,836	573,271	552,003
Mortgage-backed	2,847,513	2,836,584	2,920,644	2,928,473
Asset-backed	1,629,859	1,629,118	1,601,715	1,606,790
Total	$24,893,245	$24,901,291	$24,658,351	$24,884,323

Equity Investments
The following table summarizes the fair value of equity investments:

	At March 31, 2026	At December 31, 2025
Fixed income exchange traded funds	$1,359,777	$1,582,811
Equity exchange traded funds	106,569	—
Common stock
Financials	126,003	147,996
Other	1,935	2,183
Total common stock	127,938	150,179
Total equity investments	$1,594,284	$1,732,990

Pledged Investments
At March 31, 2026, $8.3 billion (December 31, 2025 - $8.6 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.3 billion (December 31, 2025 - $2.5 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Reverse Repurchase Agreements
At March 31, 2026, the Company held $58.1 million (December 31, 2025 - $59.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

	At March 31, 2026	At December 31, 2025
Fund investments
Private credit funds	$1,465,531	$1,445,158
Private equity funds	703,805	701,837
Multi-strategy funds (1)	543,612	473,990
Insurance-linked securities funds	158,982	154,514
Equity funds	45,907	—
Total fund investments	2,917,837	2,775,499
Catastrophe bonds	1,609,000	1,613,710
Direct private equity investments	124,658	185,005
Total other investments	$4,651,495	$4,574,214

(1)In the first quarter of 2026, the Company revised the classification of its “fund investments - hedge funds” to be included within “fund investments - multi-strategy funds.”
Fund Investments
Fund investments are limited partnership or similar interests in private equity funds, private credit funds, multi-strategy funds and insurance-linked securities funds primarily managed by unrelated third parties.
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

Multi-Strategy Funds and Equity Funds
The Company’s investments in multi-strategy funds, which includes hedge funds, are primarily focused on diversified investment strategies across multiple asset classes. Equity funds are primarily focused on global public equities. These investments are generally redeemable at the option of the Company, at less than a month’s notice. Certain restrictions on redemptions, including initial lock-up periods or redemption gates, may also apply to the Company, as defined by each fund’s governing documents. Redemption gates allow the investment manager of a fund to defer part or all of a redemption request so as to not negatively impact the value of the redemption or the value of any interests that remain in the fund.
Insurance-Linked Securities Funds
The Company’s investments in insurance-linked securities funds primarily relate to the Company’s investment in RenaissanceRe Medici UCITS Fund (“Medici UCITS”), a sub-fund of RenaissanceRe Medici ICAV, whose primary investment objective is to invest substantially all of its assets in global insurance-linked securities, specifically catastrophe bonds. Medici UCITS was launched effective March 3, 2025, and is considered a related party. The Company has elected to account for its investment at fair value. The Company can redeem from Medici UCITS fortnightly with a minimum of four business days’ prior written notice, subject to certain redemption gates. The Company has no outstanding commitment to Medici UCITS with respect to its investment.
During the three months ended March 31, 2026, investors subscribed for $15.4 million of the participating shares of Medici UCITS. During the three months ended March 31, 2025, investors subscribed for $341.5 million, including $140.0 million from the Company, of which, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company.
For the three months ended March 31, 2026, net income of $2.3 million from Medici UCITS was attributable to the Company (March 31, 2025 - $1.1 million). At March 31, 2026, the total net asset value of Medici UCITS was $468.5 million, of which $156.8 million was attributable to the Company (December 31, 2025 - $449.9 million and $154.5 million), and the Company’s ownership in Medici UCITS was 33.5% (December 31, 2025 - 34.3%).
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
The following table summarizes the aggregate carrying amount of investments in unconsolidated VIEs on the Company’s consolidated balance sheets, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
	Carrying Amount	Unfunded Commitments	Total
At March 31, 2026	$2,795,709	$3,091,500	$5,887,209
At December 31, 2025	$2,665,801	$3,207,923	$5,873,724

Catastrophe Bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within 1 to 5 years.

Direct Private Equity Investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.
Net Investment Income
The components of net investment income are as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Fixed maturity investments trading	$294,494	$284,723
Short term investments	34,306	41,029
Equity investments
Fixed income exchange traded funds	21,692	1,184
Common stock (1)	677	726
Other investments
Catastrophe bonds	39,932	54,754
Fund and direct private equity investments (2)	25,211	18,723
Cash and cash equivalents	11,163	11,110
	427,475	412,249
Investment expenses	(6,973)	(6,896)
Net investment income	$420,502	$405,353

(1)In the fourth quarter of 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”
Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Fixed maturity investments trading	$(237,124)	$236,275
Investment-related derivatives (1)	(45,858)	141,646
Equity investments	(67,082)	2,958
Other investments
Catastrophe bonds	(11,829)	(40,413)
Fund and direct private equity investments (2)	(60,020)	(7,526)
Net realized and unrealized gains (losses) on investments	$(421,913)	$332,940

(1)Included in investment-related derivatives for the three months ended March 31, 2026 are gains (losses) related to fixed maturity investment-related derivatives of $(30.8) million (March 31, 2025 - $76.6 million), equity investment-related derivatives of $(80.3) million (March 31, 2025 - $(52.5) million) and commodity-related derivatives of $65.3 million (March 31, 2025 - $117.6 million). Refer to “Note 13. Derivative Instruments” for additional information on investment-related derivatives.
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”

Net realized and unrealized gains (losses) on fixed maturity investments trading and equity investments, is split between realized and unrealized gains (losses) as follows:

	Three months ended
	March 31, 2026	March 31, 2025
Fixed maturity investments trading
Net realized gains (losses)	$(20,111)	$10,035
Net unrealized gains (losses)	(217,013)	226,240
Net realized and unrealized gains (losses)	$(237,124)	$236,275

Equity investments
Net realized gains (losses)	$8,203	$8
Net unrealized gains (losses)	(75,285)	2,950
Net realized and unrealized gains (losses)	$(67,082)	$2,958

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At March 31, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,253,936	$10,253,936	$—	$—
Corporate	8,984,951	—	8,840,255	144,696
Residential mortgage-backed	2,514,249	—	2,514,249	—
Asset-backed	1,629,118	—	1,545,466	83,652
Non-U.S. government	697,691	—	697,691	—
Agencies	499,011	—	499,011	—
Commercial mortgage-backed	322,335	—	322,335	—
Total fixed maturity investments trading	24,901,291	10,253,936	14,419,007	228,348
Short term investments	3,883,610	12,702	3,870,908	—
Equity investments
Fixed income exchange traded funds	1,359,777	1,359,777	—	—
Equity exchange traded funds	106,569	106,569	—	—
Common stock	127,938	127,938	—	—
Total equity investments	1,594,284	1,594,284	—	—
Other investments
Catastrophe bonds	1,609,000	—	1,609,000	—
Direct private equity investments	124,658	—	100,362	24,296
	1,733,658	—	1,709,362	24,296
Fund investments (1)	2,917,837	—	—	—
Total other investments	4,651,495	—	1,709,362	24,296
Other assets and (liabilities)
Derivative assets (2)	70,017	57,185	12,832	—
Derivative liabilities (2)	(16,839)	(2,708)	(14,131)	—
Total other assets and (liabilities)	53,178	54,477	(1,299)	—
	$35,083,858	$11,915,399	$19,997,978	$252,644

(1)Fund investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.

At December 31, 2025	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
U.S. treasuries	$10,641,503	$10,641,503	$—	$—
Corporate	8,528,828	—	8,414,572	114,256
Residential mortgage-backed	2,606,882	—	2,606,882	—
Asset-backed	1,606,790	—	1,566,931	39,859
Non-U.S. government	691,912	—	691,912	—
Agencies	486,817	—	486,817	—
Commercial mortgage-backed	321,591	—	321,591	—
Total fixed maturity investments trading	24,884,323	10,641,503	14,088,705	154,115
Short term investments	4,759,811	959	4,758,852	—
Equity investments
Fixed income exchange traded funds	1,582,811	1,582,811	—	—
Common stock	150,179	150,179	—	—
Total equity investments	1,732,990	1,732,990	—	—
Other investments
Catastrophe bonds	1,613,710	—	1,613,710	—
Direct private equity investments	185,005	—	157,010	27,995
	1,798,715	—	1,770,720	27,995
Fund investments (1)	2,775,499	—	—	—
Total other investments	4,574,214	—	1,770,720	27,995
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	—	—	(34)
Derivative assets (2)	18,347	7,400	10,947	—
Derivative liabilities (2)	(41,200)	(30,477)	(10,723)	—
Total other assets and (liabilities)	(22,887)	(23,077)	224	(34)
	$35,928,451	$12,352,375	$20,618,501	$182,076

(1)Fund investments are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy. The fair value presented in this table is provided to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
(2)Refer to “Note 13. Derivative Instruments” for additional information related to the fair value, by type of contract, of derivatives entered into by the Company.
Level 1 and Level 2 Assets and Liabilities Measured at Fair Value
Fixed Maturity Investments
Fixed maturity investments included in Level 1 consist of the Company’s investments in U.S. treasuries. Fixed maturity investments included in Level 2 are agencies, corporate, non-U.S. government, residential mortgage-backed, commercial mortgage-backed and asset-backed.
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
In general, broker-dealers value securities through their trading desks based on observable inputs. The methodologies include mapping securities based on trade data, bids or offers, observed spreads, and performance on newly issued securities. Broker-dealers also determine valuations by observing secondary trading of similar securities. Prices obtained from broker quotations are considered non-binding; however, they are based on observable inputs and by observing secondary trading of similar securities obtained from active and non-distressed markets.
The Company considers these broker quotations to be Level 2 inputs as they are corroborated with other market observable inputs. The techniques generally used to determine the fair value of the Company’s fixed maturity investments are detailed below by asset class.
U.S. Treasuries
Level 1 - The Company’s U.S. treasuries fixed maturity investments were primarily priced by pricing services. When pricing these securities, the pricing services utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Corporate
Level 2 - The Company’s corporate fixed maturity investments principally consisted of U.S. and international corporations and non-U.S. government-backed corporations.
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
Agencies
Level 2 - The Company’s agency fixed maturity investments primarily consist of the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and other agencies. Fixed maturity investments included in agencies are primarily priced by pricing services. When evaluating these securities, the pricing services gather information from market sources and integrate other observations from markets and sector news. Evaluations are updated by obtaining broker-dealer quotes and other market information, including actual trade volumes, when available. The fair value of each security is individually computed using analytical models which incorporate option adjusted spreads and other daily interest rate data.
Non-U.S. Government
Level 2 - The Company’s non-U.S. government fixed maturity investments consisted of securities issued by non-U.S. governments and their respective agencies as well as supranational organizations. Securities held in these sectors are primarily priced by pricing services that employ proprietary discounted cash flow models to value the securities. Key quantitative inputs for these models are daily observed benchmark curves for treasury, swap and high issuance credits. The pricing services then apply a credit spread for each security which is developed by in-depth and real time market analysis. For securities in which trade volume is low, the pricing services utilize data from more frequently traded securities with similar attributes. These models may also be supplemented by daily market and credit research for international markets.
Residential Mortgage-backed
Level 2 - The Company’s residential mortgage-backed fixed maturity investments include both agency and non-agency mortgage-backed securities. The Company’s agency mortgage-backed fixed maturity investments are primarily priced by pricing services using a mortgage pool specific model which utilizes daily inputs from the active to-be-announced market, which is very liquid, as well as the U.S. treasury market. The model also utilizes additional information, such as the weighted average maturity, weighted average coupon and other available pool level data which is provided by the sponsoring agency. Valuations are also corroborated with active market quotes.
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
Commercial Mortgage-backed
Level 2 - The Company’s commercial mortgage-backed fixed maturity investments are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services discount the expected cash flows for each security held in this sector using a spread adjusted benchmark yield based on the characteristics of the security.
Asset-backed
Level 2 - The Company’s asset-backed fixed maturity investments primarily consists of collateralized loan obligations, along with asset-backed finance and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Short Term Investments
Level 1 - The Company’s short term investments in U.S. treasuries were primarily priced by pricing services which utilize daily data from many real time market sources, including active broker-dealers. Certain data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source is used for each issue and maturity date.
Level 2 - Amortized cost approximates fair value for the majority of the remainder of the Company’s short term investments portfolio and, in certain cases, fair value is determined in a manner similar to the Company’s fixed maturity investments noted above.
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
Direct Private Equity Investments
Level 2 - The Company’s other investments included direct private equity investments which are recorded at fair value based on quoted prices for similar assets.
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

At March 31, 2026	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average or Actual
Fixed maturity investments trading
Corporate	$144,696	Discounted cash flow	Discount rate	6.0%	12.0%	7.0%
Asset-backed	67,550	Discounted cash flow	Discount rate	5.0%	12.0%	9.2%
Asset-backed	16,102	Recent transaction price	N/A	N/A	N/A	N/A
Total fixed maturity investments trading	228,348
Other investments
Direct private equity investments	24,296	Internal valuation model	Discount rate	N/A	N/A	14.0%
			Liquidity discount	N/A	N/A	10.0%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$252,644

At December 31, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Minimum	Maximum	Weighted Average or Actual
Fixed maturity investments trading
Corporate	$114,256	Recent transaction price	N/A	N/A	N/A	N/A
Asset-backed	39,859	Discounted cash flow	Discount rate	N/A	N/A	11.3%
Total fixed maturity investments trading	154,115
Other investments
Direct private equity investments	27,995	Internal valuation model	Discount rate	N/A	N/A	13.0%
			Liquidity discount	N/A	N/A	10.0%
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	Internal valuation model	Net undiscounted cash flows	N/A	N/A	$12,836
			Expected loss ratio	N/A	N/A	—%
			Discount rate	N/A	N/A	3.7%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$182,076

Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Fixed Maturity Investments Trading		Other Investments
	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2026	$114,256	$39,859	$27,995	$(34)	$182,076
Net investment income	—	1,152	81	—	1,233
Net realized and unrealized gains (losses) on investments	—	74	(3,771)	—	(3,697)
Other income (loss)	—	—	—	17	17
Net foreign exchange gains (losses)	—	—	(9)	—	(9)
Purchases	30,440	42,643	—	—	73,083
Settlements	—	(76)	—	17	(59)
Balance - March 31, 2026	$144,696	$83,652	$24,296	$—	$252,644

	Other Investments
	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$43,777	$(405)	$43,372
Net investment income	69	—	69
Net realized and unrealized gains (losses) on investments	(4,873)	—	(4,873)
Other income (loss)	—	367	367
Net foreign exchange gains (losses)	14	—	14
Settlements	—	(196)	(196)
Balance - March 31, 2025	$38,987	$(234)	$38,753

Fixed Maturity Investments
Corporate
Level 3 - At March 31, 2026, the Company’s corporate fixed maturity investments included $144.7 million (December 31, 2025 - $114.3 million) of investments with the fair value obtained through the use of discounted cash flow models (December 31, 2025 - recent transaction price), due to lack of observable pricing inputs. These securities are generally rated as investment grade by various rating agencies.
Asset-backed
Level 3 - At March 31, 2026, the Company’s asset-backed fixed maturity investments included $83.7 million (December 31, 2025 - $39.9 million) of investments with the fair value obtained through the use of discounted cash flow models and through use of recent transaction price, due to a lack of observable pricing inputs. These securities are generally rated as investment grade by various rating agencies.
Other Investments
Direct Private Equity Investments
Level 3 - At March 31, 2026, the Company’s other investments included $24.3 million (December 31, 2025 - $28.0 million) of direct private equity investments which are recorded at fair value, with the fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value, excluding mark-to-market impacts on invested assets, of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
Other Assets and Liabilities
Assumed and Ceded (Re)insurance Contracts
Level 3 - During the three months ended March 31, 2026, the Company’s assumed and ceded (re)insurance contracts accounted for at fair value expired, and future cash flows are expected to be immaterial. At December 31, 2025, the related net liability was not material. The fair value of these contracts had been determined through the use of an internal valuation model. The most significant unobservable inputs included the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows.
The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for other investments and certain assumed and ceded (re)insurance contracts at fair value using the guidance under FASB ASC Topic 825, Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities.
The change in fair value of other investments resulted in net unrealized losses on investments for the three months ended March 31, 2026 of $82.1 million (March 31, 2025 - losses of $49.0 million).

Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

	At March 31, 2026		At December 31, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private credit funds	$1,465,531	$1,559,569	$1,445,158	$1,605,126
Private equity funds	703,805	622,693	701,837	661,159
Multi-strategy funds (1)	543,612	—	473,990	—
Insurance-linked securities funds	158,982	—	154,514	—
Equity funds	45,907	—	—	—
Total other investments measured using net asset valuations	$2,917,837	$2,182,262	$2,775,499	$2,266,285

(1)In the first quarter of 2026, the Company revised the classification of its “fund investments - hedge funds” to be included within “fund investments - multi-strategy funds.”
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
Debt
Included in the Company’s consolidated balance sheet at March 31, 2026 were debt obligations with a carrying value of $2.3 billion (December 31, 2025 - $2.3 billion), consisting of $2.2 billion classified as Level 2 and $99.2 million classified as Level 3 (December 31, 2025 - $2.2 billion and $99.2 million). At March 31, 2026, the fair value of the Level 2 and Level 3 debt obligations were $2.3 billion and $99.3 million, respectively (December 31, 2025 - $2.3 billion and $100.2 million).
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

The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on claims and claim expenses incurred:

	Three months ended
	March 31, 2026	March 31, 2025
Premiums Written
Direct	$204,411	$243,656
Assumed	3,274,462	3,911,847
Ceded	(800,577)	(711,974)
Net premiums written	$2,678,296	$3,443,529

Premiums Earned
Direct	$212,556	$251,894
Assumed	2,410,574	2,855,327
Ceded	(439,516)	(386,440)
Net premiums earned	$2,183,614	$2,720,781

Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,033,030	$3,104,842
Claims and claim expenses recovered	(49,059)	(361,084)
Net claims and claim expenses incurred	$983,971	$2,743,758

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
At March 31, 2026, the Company’s premiums receivable balance was $8.1 billion (December 31, 2025 - $7.3 billion). Of the Company’s premiums receivable balance as of March 31, 2026, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $2.6 million at March 31, 2026 (December 31, 2025 - $3.2 million).

The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$3,181	$4,631
Provision for (release of) allowance	(569)	(676)
Ending balance	$2,612	$3,955

Reinsurance Recoverable
Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At March 31, 2026, the Company’s reinsurance recoverable balance was $3.7 billion (December 31, 2025 - $3.9 billion). Of the Company’s reinsurance recoverable balance at March 31, 2026, 44.4% is fully collateralized by the Company’s reinsurers, 53.9% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.7% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2025 - 46.9%, 51.5% and 1.6%, respectively). The reinsurers with the three largest balances accounted for 13.2%, 10.5% and 6.5%, respectively, of the Company’s reinsurance recoverable balance at March 31, 2026 (December 31, 2025 - 12.6%, 10.1% and 7.0%, respectively).
The provision for current expected credit losses was $12.6 million at March 31, 2026 (December 31, 2025 - $13.2 million). The three largest company-specific components of the provision for current expected credit losses represented 20.0%, 15.9% and 7.1%, respectively, of the Company’s total provision for current expected credit losses at March 31, 2026 (December 31, 2025 - 20.4%, 17.2% and 4.8%, respectively).
The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$13,205	$11,730
Provision for (release of) allowance	(654)	(907)
Ending balance	$12,551	$10,823

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At March 31, 2026	Case Reserves	ACR	IBNR	Total
Property	$1,749,063	$1,562,377	$2,039,860	$5,351,300
Casualty and Specialty	3,645,622	334,902	12,959,234	16,939,758
Total	$5,394,685	$1,897,279	$14,999,094	$22,291,058

At December 31, 2025
Property	$1,797,427	$1,679,848	$2,208,709	$5,685,984
Casualty and Specialty	3,393,451	327,941	12,894,969	16,616,361
Total	$5,190,878	$2,007,789	$15,103,678	$22,302,345

Activity in the reserve for claims and claim expenses is summarized as follows:

Three months ended March 31,	2026	2025
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$18,402,432	$16,822,101
Net incurred related to:
Current year	1,145,986	2,939,632
Prior years	(162,015)	(195,874)
Total net incurred	983,971	2,743,758
Net paid related to:
Current year	42,582	492,114
Prior years	776,001	888,032
Total net paid	818,583	1,380,146
Foreign exchange and other (1)	(7,719)	93,523
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,560,101	18,279,236
Reinsurance recoverable, end of period	3,730,957	4,577,895
Reserve for claims and claim expenses, end of period	$22,291,058	$22,857,131

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

The following table details the Company’s net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

Three months ended March 31,	2026	2025
Property	$(160,741)	$(187,058)
Casualty and Specialty	(1,274)	(8,816)
Total net (favorable) adverse development of prior accident years net claims and claim expenses (1)	$(162,015)	$(195,874)

(1)In the three months ended March 31, 2026, the total net (favorable) adverse development of prior accident years net claims and claim expenses included amortization of fair value adjustments of $7.4 million, principally related to the Validus Acquisition (March 31, 2025 - $10.3 million)
Changes to prior year estimated net claims and claim expenses increased net income by $162.0 million during the three months ended March 31, 2026 (March 31, 2025 - $195.9 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.
Property Segment
The following tables detail the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and small catastrophe events and attritional loss movements:

Three months ended March 31,	2026	2025
Catastrophe net claims and claim expenses
Large catastrophe events
2025 Large Loss Events (1)	$(834)	$—
2024 Large Loss Events (2)	(17,582)	460
2023 Large Loss Events (3)	(19,214)	(10,936)
2022 Weather-Related Large Losses (4)	(18,892)	(25,570)
2021 Weather-Related Large Losses (5)	(10,560)	(18,143)
2020 Weather-Related Large Loss Events (6)	2,954	(1,536)
2019 Large Loss Events (7)	(602)	613
2018 Large Loss Events (8)	431	(5,388)
2017 Large Loss Events (9)	(1,763)	(9,164)
Total large catastrophe events	(66,062)	(69,664)
Total small catastrophe events and attritional loss movements (10)	(94,679)	(117,394)
Total catastrophe and attritional net claims and claim expenses	(160,741)	(187,058)
Actuarial assumption changes	—	—
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(160,741)	$(187,058)

(1)“2025 Large Loss Events” includes the California Wildfires, Hurricane Melissa, the crash of American Airlines flight 5342, certain refinery fires in the first quarter of 2025, the crash of UPS Airlines flight 2976 and the Grasberg mine landslide.
(2)“2024 Large Loss Events” includes Hurricanes Milton, Helene, Debby and Beryl, the Baltimore Bridge Collapse, a series of severe convective storms impacting the Southern and Midwest United States, the Hualien earthquake which impacted Taiwan in April 2024, a severe hailstorm which impacted Calgary in August 2024, and certain aggregate loss contracts triggered during 2024.
(3)“2023 Large Loss Events” includes earthquakes in Southern and Central Turkey, Cyclone Gabrielle, flooding in northern New Zealand, various wind and thunderstorm events in both the Southern and Midwest U.S., severe weather events in Texas and other Southern and Central U.S. states, wildfires in Hawaii, Hurricanes Idalia and Otis, Storm Ciaran, and certain aggregate loss contracts triggered during 2023.
(4)“2022 Weather-Related Large Losses” includes Hurricanes Ian, Fiona and Nicole, floods in Eastern Australia, Storm Eunice, severe weather in France, typhoons in Asia, Winter Storm Elliott, and loss estimates associated with certain aggregate loss contracts.

(5)“2021 Weather-Related Large Losses” includes Winter Storm Uri, European Floods, Hurricane Ida, hail storm in Europe, wildfires in California, tornadoes in the Central and Midwest U.S., the Midwest Derecho, and losses associated with aggregate loss contracts.
(6)“2020 Weather-Related Large Loss Events” includes Hurricanes Laura, Sally, Isaias, Delta, Zeta and Eta, the California, Oregon and Washington wildfires, Typhoon Maysak, the August 2020 Derecho, and losses associated with aggregate loss contracts.
(7)“2019 Large Loss Events” includes Hurricane Dorian and Typhoons Faxai and Hagibis and certain losses associated with aggregate loss contracts.
(8)“2018 Large Loss Events” includes Typhoons Jebi, Mangkhut and Trami, Hurricanes Florence and Michael, wildfires in California, and certain losses associated with aggregate loss contracts.
(9)“2017 Large Loss Events” includes Hurricanes Harvey, Irma and Maria, the Mexico City Earthquake, wildfires in California, and certain losses associated with aggregate loss contracts.
(10)In the three months ended March 31, 2026, total small catastrophe events and attritional loss movements included amortization of fair value adjustments of $1.8 million, principally related to the Validus Acquisition (March 31, 2025 - $2.6 million).
2026
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2021 to 2024 accident years.
The net favorable development on small catastrophe events and attritional loss movements was primarily related to the other property class where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
2025
The net favorable development of prior accident years net claims and claim expenses was primarily driven by better than expected loss emergence across the 2017 to 2023 accident years.
The net favorable development on small catastrophe events and attritional loss movements was primarily related to the other property class of business where the Company principally estimates net claims and claim expenses using traditional actuarial methods.
Casualty and Specialty Segment
The following table details the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Casualty and Specialty segment:

Three months ended March 31,	2026	2025
Actuarial methods - actual reported claims less than expected claims (1)	$(1,274)	$(8,816)
Actuarial assumption changes	—	—
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(1,274)	$(8,816)

(1)In the three months ended March 31, 2026, actuarial methods included amortization of fair value adjustments of $5.5 million, principally related to the Validus Acquisition (March 31, 2025 - $7.7 million).
The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net favorable development of prior accident years net claims and claim expenses during the three months ended March 31, 2026, was due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes of business, partially offset by adverse experience in the casualty classes of business.
The net favorable development of prior accident years net claims and claim expenses during the three months ended March 31, 2025 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses and was driven by favorable experience within the Company’s other specialty and credit classes of business, partially offset by adverse experience in the general liability line of business.

NOTE 7. DEBT AND CREDIT FACILITIES
At March 31, 2026, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2025, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At March 31, 2026, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At March 31, 2026		At December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.003% Senior Notes due 2035 (Fontana) (1)	$99,310	$99,244	$100,165	$99,224
5.950% Senior Notes due 2035 (DaVinci) (2)	296,700	297,052	310,182	296,972
5.800% Senior Notes due 2035	508,835	493,937	523,945	493,770
5.750% Senior Notes due 2033	768,795	743,242	786,518	743,009
3.600% Senior Notes due 2029	388,264	397,194	391,708	396,966
3.450% Senior Notes due 2027	296,655	299,382	297,474	299,260
Total senior notes	2,358,559	2,330,051	2,409,992	2,329,201
Total debt	$2,358,559	$2,330,051	$2,409,992	$2,329,201

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At March 31, 2026	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	189,286
Unsecured	297,849
$487,135

(1)At March 31, 2026, no amounts were issued or drawn under this facility.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At March 31, 2026	At December 31, 2025
Redeemable noncontrolling interest - DaVinci	$3,291,360	$3,701,637
Redeemable noncontrolling interest - Medici	1,433,068	1,398,166
Redeemable noncontrolling interest - Vermeer	1,824,130	1,922,431
Redeemable noncontrolling interest - Fontana	494,566	579,858
Redeemable noncontrolling interests	$7,043,124	$7,602,092

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended
	March 31, 2026	March 31, 2025
Redeemable noncontrolling interest - DaVinci	$156,900	$(112,441)
Redeemable noncontrolling interest - Medici	19,807	15,163
Redeemable noncontrolling interest - Vermeer	51,699	(107,080)
Redeemable noncontrolling interest - Fontana	(5,955)	9,106
Net income (loss) attributable to redeemable noncontrolling interests (1)	$222,451	$(195,252)

Redeemable Noncontrolling Interest – DaVinci
DaVinciRe Holdings Ltd. (“DaVinci”) is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”). DaVinci is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of DaVinci, as it has the power to direct the activities of DaVinci that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to DaVinci. Accordingly, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests.
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

2026
During the three months ended March 31, 2026, DaVinci repurchased $750.0 million of its shares, including $182.5 million from the Company. In addition, RenaissanceRe purchased an aggregate of $81.3 million of shares from other third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2026, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $637.1 million as a result of distributions to and redemptions of shares from third-party investors.
At March 31, 2026, DaVinci’s standalone consolidated balance sheet included total assets and total liabilities of $7.0 billion and $2.7 billion, respectively (December 31, 2025 - $7.2 billion and $2.3 billion, respectively). The total assets included $5.7 billion of investments and $1.3 billion of all other aggregated assets (December 31, 2025 - $6.2 billion and $978.5 million, respectively). The total liabilities included $1.4 billion of reserve for claims and claim expenses, $297.1 million of debt and $981.0 million of all other aggregated liabilities (December 31, 2025 - $1.5 billion, $297.0 million and $554.8 million, respectively). The Company’s noncontrolling economic ownership in DaVinci was 26.3% at March 31, 2026 (December 31, 2025 - 24.3%).
2025
During the three months ended March 31, 2025, RenaissanceRe sold an aggregate of $69.7 million of its shares in DaVinci to third-party investors and purchased an aggregate of $26.9 million of shares from other third-party investors.
During the three months ended March 31, 2025, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $26.9 million as a result of redemptions of shares from third-party investors.
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$3,701,637	$3,061,708
Redemption of shares from redeemable noncontrolling interests	(649,164)	(26,929)
Sale of shares to redeemable noncontrolling interests, net of adjustments	—	70,000
Net income (loss) attributable to redeemable noncontrolling interest, net of consolidation adjustments	238,887	(112,441)
Ending balance	$3,291,360	$2,992,338

Redeemable Noncontrolling Interest - Medici
Medici is an exempted company, incorporated in Bermuda and registered as an institutional fund. Medici invests, primarily on behalf of third-party investors, in various instruments that have returns primarily tied to property catastrophe risk. Medici is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Medici, as it has the power to direct the activities of Medici that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to Medici. Accordingly, the Company consolidates Medici and all significant intercompany transactions have been eliminated. The portion of Medici’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. Any shareholder may redeem all or any portion of its shares as of the last day of any calendar month, upon at least 30 calendar days’ prior irrevocable written notice to Medici. RenaissanceRe, Medici and RenaissanceRe Fund Management Ltd. (“RFM”) are parties to a revolving credit facility pursuant to which RenaissanceRe provides for a revolving commitment to Medici of up to

$75.0 million. The Company has not provided any other financial or other support to Medici that it was not contractually required to provide.
2026
During the three months ended March 31, 2026, investors subscribed for $46.0 million of the participating, non-voting common shares of Medici. In addition, investors redeemed $30.9 million of the participating, non-voting common shares of Medici.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2026, RenaissanceRe received cash inflows of $3.0 million from subscriptions of shares in Medici by third-party investors and paid $57.3 million as a result of redemptions of shares from third-party investors.
At March 31, 2026, Medici’s standalone balance sheet included total assets and total liabilities of $1.6 billion and $7.6 million, respectively (December 31, 2025 - $1.7 billion and $133.2 million, respectively). The total assets included $1.6 billion of investments and $22.8 million of all other aggregated assets (December 31, 2025 - $1.7 billion and $23.3 million, respectively). The total liabilities included $7.6 million of all other aggregated liabilities (December 31, 2025 - $133.2 million). The Company’s noncontrolling economic ownership in Medici was 11.2% at March 31, 2026 (December 31, 2025 - 11.3%).
2025
During the three months ended March 31, 2025, investors subscribed for $111.6 million of the participating, non-voting common shares of Medici, including $50.1 million from the Company. In addition, investors redeemed $378.8 million of the participating, non-voting common shares of Medici, including $140.0 million from the Company. Of the total redemption of $378.8 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company. Third party investors also received $15.3 million in dividends.
During the three months ended March 31, 2025, RenaissanceRe received cash inflows of $25.5 million from subscriptions of shares in Medici by third-party investors, and paid $264.1 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$1,398,166	$1,646,745
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(30,905)	(238,795)
Sale of shares to redeemable noncontrolling interests	46,000	61,603
Net income (loss) attributable to redeemable noncontrolling interest	19,807	15,163
Dividends on common shares	—	(15,314)
Ending balance	$1,433,068	$1,469,402

Redeemable Noncontrolling Interest – Vermeer
Vermeer Reinsurance Ltd. (“Vermeer”) is a managed joint venture formed by RenaissanceRe to provide capacity focused on risk remote layers in the U.S. property catastrophe market. RenaissanceRe owns 100% of the voting non-participating shares of Vermeer, while the sole third-party investor, Stichting Pensioenfonds Zorg en Welzijn (“PFZW”), a pension fund represented by PGGM Vermogensbeheer B.V., a Dutch pension fund manager, owns 100% of the non-voting participating shares of Vermeer. Vermeer is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of Vermeer, as it has power to direct the activities of Vermeer that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to

Vermeer. Accordingly, the Company consolidates Vermeer and all significant intercompany transactions have been eliminated. As PFZW owns all of the participating shares of Vermeer, all of Vermeer’s earnings are allocated to PFZW in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests. The Company has not provided any financial or other support to Vermeer that it was not contractually required to provide.
2026
During the three months ended March 31, 2026, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were $150.0 million dividends declared and paid to PFZW.
At March 31, 2026, Vermeer’s standalone balance sheet included total assets and total liabilities of $2.0 billion and $162.6 million, respectively (December 31, 2025 - $2.3 billion and $411.4 million, respectively). The total assets included $1.9 billion of investments and $84.6 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $332.7 million, respectively). The total liabilities included $94.1 million of reserve for claims and claim expenses and $68.5 million of all other aggregated liabilities (December 31, 2025 - $91.2 million and $320.2 million, respectively).
2025
During the three months ended March 31, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$1,922,431	$1,799,857
Dividends on common shares	(150,000)	—
Sale of shares to redeemable noncontrolling interest	—	—
Net income (loss) attributable to redeemable noncontrolling interest	51,699	(107,080)
Ending balance	$1,824,130	$1,692,777

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
2026
During the three months ended March 31, 2026, RenaissanceRe purchased an aggregate of $79.3 million of its limited partner interest in Fontana from other third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the three months ended March 31, 2026, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $71.4 million as a result of redemptions of the limited partner interest from third-party investors.

At March 31, 2026, Fontana’s standalone consolidated balance sheet included total assets and total liabilities of $3.0 billion and $2.2 billion, respectively (December 31, 2025 - $2.9 billion and $2.1 billion, respectively). The total assets included $2.1 billion of investments and $891.3 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $889.0 million, respectively). The total liabilities included $1.5 billion of reserve for claims and claim expenses, $99.2 million of debt and $653.9 million of all other aggregated liabilities (December 31, 2025 - $1.4 billion, $99.2 million and $620.6 million, respectively). As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 38.4% at March 31, 2026 (December 31, 2025 - 28.7%).
2025
During the three months ended March 31, 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana from other third-party investors.
During the three months ended March 31, 2025, RenaissanceRe received no subscriptions for the limited partner interest of Fontana by third-party investors, and paid $64.8 million as a result of redemptions of the limited partner interest from third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended
	March 31, 2026	March 31, 2025
Beginning balance	$579,858	$469,439
Redemption of limited partner interest from redeemable noncontrolling interest	(79,337)	(72,044)
Sale of limited partner interest to redeemable noncontrolling interest	—	129,155
Net income (loss) attributable to redeemable noncontrolling interest	(5,955)	9,106
Ending balance	$494,566	$535,656

NOTE 9. VARIABLE INTEREST ENTITIES
Managed Joint Ventures and Managed Funds
The Company has interests in various managed joint ventures and managed funds that are considered VIEs. The Company consolidates the results of DaVinci, Medici, Vermeer and Fontana, as the Company is deemed to be the primary beneficiary of each of those entities. Refer to “Note 8. Noncontrolling Interests” for additional information on those entities. The Company also consolidates Upsilon RFO Diversified I, II and III, which are segregated accounts of Upsilon RFO Re Ltd. (“Upsilon RFO”), as the Company is deemed to be the primary beneficiary, as detailed below. The assets of DaVinci, Medici, Vermeer, Fontana and Upsilon RFO Diversified I, II and III can only be used to settle their respective obligations. The liabilities of each of those entities are non‑recourse to the Company, and creditors do not have recourse to the general credit of the Company.
The Company’s consolidated VIEs affect its cash flows primarily through underwriting results, investment-related activities, fee income and capital transactions relating to its redeemable noncontrolling interests. The assets, liabilities, revenues, and expenses of these VIEs are included in the Company’s consolidated financial statements, however, a significant portion of the cash flows generated by the VIEs are attributable to third‑party investors and recorded as redeemable noncontrolling interests. As a result, the Company’s consolidated cash flows reflect the gross cash flows of the VIEs rather than the net cash flows economically retained by the Company.

Upsilon RFO
Upsilon RFO is an exempted company incorporated in Bermuda. It is registered as a segregated accounts company and as a collateralized insurer, Upsilon RFO currently has four segregated accounts (Upsilon RFO Diversified I, II, III and IV). RenaissanceRe indirectly owns a portion of the participating non-voting preference shares of three of the existing segregated accounts of Upsilon RFO (Upsilon RFO Diversified I, II and III) and all of Upsilon RFO’s voting Class A shares. The shareholders (other than the voting Class A shareholders) participate in all of the profits or losses of Upsilon RFO while their shares remain outstanding. The shareholders (other than the voting Class A shareholders) indemnify Upsilon RFO against losses relating to insurance risk, and therefore these shares have been accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance.
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
2026
During the three months ended March 31, 2026, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $3.0 million of capital to investors of Upsilon RFO Diversified I, II and III, including $0.3 million to the Company and returned $6.9 million to investors of Upsilon RFO Diversified IV.
At March 31, 2026, Upsilon RFO’s balance sheet included total assets and total liabilities of Diversified I, II and III of $602.5 million and $601.6 million, respectively (December 31, 2025 - $653.0 million and $652.1 million, respectively). The total assets included $517.6 million of investments and $84.9 million of all other aggregated assets (December 31, 2025 - $526.8 million and $126.2 million, respectively). The total liabilities included $273.5 million of reserve for claims and claim expenses and $328.1 million of all other aggregated liabilities (December 31, 2025 - $305.8 million and $346.3 million, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $34.1 million (December 31, 2025 - $32.7 million) is attributable to the Company, and $282.2 million (December 31, 2025 - $264.8 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $99.1 million (December 31, 2025 - $101.8 million) is attributable to third-party investors. At March 31, 2026, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.9% (December 31, 2025 - 12.7%).
2025
During the three months ended March 31, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $25.3 million of capital to investors of Upsilon RFO Diversified I, II and III, and returned $15.1 million of capital to investors of Upsilon RFO Diversified IV.
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
2026
During the three months ended March 31, 2026, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $2.5 million of capital to investors.
The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.4 million at March 31, 2026 (December 31, 2025 - $0.4 million). At March 31, 2026, the total assets and total liabilities of Upsilon Diversified were $269.2 million and $24.5 million, respectively (December 31, 2025 - $278.4 million and $42.6 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $265.6 million at March 31, 2026 (December 31, 2025 - $254.7 million).
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
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $1.9 million at March 31, 2026 (December 31, 2025 - $1.9 million). At March 31, 2026, the total assets and total liabilities of NOC1 were $195.6 million and $0.7 million, respectively (December 31, 2025 - $192.7 million and $0.5 million, respectively).
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
At March 31, 2026, the total assets and total liabilities of Stratos were $266.3 million and $0.6 million, respectively (December 31, 2025 - $261.9 million and $0.2 million, respectively).
Mona Lisa Re Ltd.
Mona Lisa Re Ltd. (“Mona Lisa Re”), a Bermuda domiciled special purpose insurer (“SPI”), provides reinsurance capacity to subsidiaries of RenaissanceRe through reinsurance agreements which are collateralized and funded by Mona Lisa Re through the issuance of one or more series of principal-at-risk variable rate notes to third-party investors. Upon issuance of a series of notes by Mona Lisa Re, all of the proceeds from the issuance are deposited into collateral accounts, separated by series, to fund any potential obligation under the reinsurance agreements entered into with certain subsidiaries of RenaissanceRe underlying such series of notes. The outstanding principal amount of each series of notes generally will be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned will be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable quarterly, as determined by the applicable governing documents of each series of notes.
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
The only transactions related to Mona Lisa Re that are recorded in the Company’s consolidated financial statements are the ceded reinsurance agreements entered into by certain subsidiaries of RenaissanceRe, which are accounted for as prospective reinsurance under FASB ASC Topic 944, Financial Services - Insurance, and the fair value of the principal-at-risk variable rate notes owned by the Company. Other than its investment in the principal-at-risk variable rate notes of Mona Lisa Re, the Company has not provided financial or other support to Mona Lisa Re that it was not contractually required to provide.
The Company recognized ceded premiums written related to the ceded reinsurance contracts with Mona Lisa Re of $68.5 million during the three months ended March 31, 2026 (March 31, 2025 - $55.7 million). In addition, the Company recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $20.5 million during the three months ended March 31, 2026 (March 31, 2025 - $21.9 million).
At March 31, 2026, the total assets and total liabilities of Mona Lisa Re were $1.0 billion and $1.0 billion, respectively (December 31, 2025 - $1.1 billion and $1.1 billion, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.5 million at March 31, 2026 (December 31, 2025 - $3.4 million).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $2.2 million at March 31, 2026 (December 31, 2025 - $2.2 million). At March 31, 2026, AlphaCat Funds, AlphaCat Re and OmegaCat Re had combined total assets and total liabilities of $0.8 billion and $0.4 billion, respectively (December 31, 2025 - $1.1 billion and $0.5 billion, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 3. Investments” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.41 per common share, payable to common shareholders of record on March 13, 2026, and the Company paid the dividends on March 31, 2026.
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
During the three months ended March 31, 2026, the Company paid $8.8 million in preference share dividends (March 31, 2025 - $8.8 million) and $17.6 million in common share dividends (March 31, 2025 - $19.5 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On February 11, 2026, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized. During the three months ended March 31, 2026, the Company repurchased and cancelled 1.2 million common shares at an aggregate cost of $352.5 million and an average price of $289.36 per common share. At March 31, 2026, $542.5 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program subsequent to March 31, 2026.
NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended
(common shares in thousands)	March 31, 2026	March 31, 2025
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$284,535	$161,147
Amount allocated to participating common shareholders (1)	(4,572)	(2,365)
Net income (loss) allocated to RenaissanceRe common shareholders	$279,963	$158,782
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	42,434	48,334
Per common share equivalents of non-vested shares (2)	194	180
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	42,628	48,514
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$6.60	$3.29
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.57	$3.27

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
The Company’s reportable segments each have executive leadership who are responsible for the overall performance of their respective segments and who are directly accountable to the Company’s chief operating decision maker (“CODM”), the Chief Executive Officer of RenaissanceRe, who is ultimately responsible for reviewing the business to assess performance, making operating decisions and allocating resources. The Company reports the results of its operations consistent with the manner in which the CODM reviews the business.
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.

A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended March 31, 2026	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,707,420	$1,771,453	$—	$3,478,873
Net premiums written	$1,255,193	$1,423,103	$—	$2,678,296
Net premiums earned	$900,738	$1,282,876	$—	$2,183,614
Net claims and claim expenses incurred	84,108	899,863	—	983,971
Acquisition expenses	157,031	364,819	—	521,850
Operational expenses	65,736	23,299	—	89,035
Underwriting income (loss)	$593,863	$(5,105)	$—	588,758
Net investment income			420,502	420,502
Net foreign exchange gains (losses)			(9,019)	(9,019)
Equity in earnings (losses) of other ventures			20,485	20,485
Other income (loss)			1,247	1,247
Net realized and unrealized gains (losses) on investments			(421,913)	(421,913)
Corporate expenses			(19,460)	(19,460)
Interest expense			(31,786)	(31,786)
Income (loss) before taxes				548,814
Income tax benefit (expense)			(32,984)	(32,984)
Net (income) loss attributable to redeemable noncontrolling interests			(222,451)	(222,451)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$284,535

Net claims and claim expenses incurred – current accident year	$244,849	$901,137	$—	$1,145,986
Net claims and claim expenses incurred – prior accident years	(160,741)	(1,274)	—	(162,015)
Net claims and claim expenses incurred – total	$84,108	$899,863	$—	$983,971

Net claims and claim expense ratio – current accident year	27.2%	70.2%		52.5%
Net claims and claim expense ratio – prior accident years	(17.9)%	(0.1)%		(7.4)%
Net claims and claim expense ratio – calendar year	9.3%	70.1%		45.1%
Underwriting expense ratio	24.8%	30.3%		27.9%
Combined ratio	34.1%	100.4%		73.0%

Three months ended March 31, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$2,130,833	$2,024,670	$—	$4,155,503
Net premiums written	$1,690,994	$1,752,535	$—	$3,443,529
Net premiums earned	$1,247,950	$1,472,831	$—	$2,720,781
Net claims and claim expenses incurred	1,623,257	1,120,501	—	2,743,758
Acquisition expenses	167,645	479,790	—	647,435
Operational expenses	64,266	35,919	—	100,185
Underwriting income (loss)	$(607,218)	$(163,379)	$—	(770,597)
Net investment income			405,353	405,353
Net foreign exchange gains (losses)			(7,328)	(7,328)
Equity in earnings (losses) of other ventures			17,828	17,828
Other income (loss)			914	914
Net realized and unrealized gains (losses) on investments			332,940	332,940
Corporate expenses			(22,810)	(22,810)
Interest expense			(27,086)	(27,086)
Income (loss) before taxes				(70,786)
Income tax benefit (expense)			45,525	45,525
Net (income) loss attributable to redeemable noncontrolling interests			195,252	195,252
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$161,147

Net claims and claim expenses incurred – current accident year	$1,810,315	$1,129,317	$—	$2,939,632
Net claims and claim expenses incurred – prior accident years	(187,058)	(8,816)	—	(195,874)
Net claims and claim expenses incurred – total	$1,623,257	$1,120,501	$—	$2,743,758

Net claims and claim expense ratio – current accident year	145.1%	76.7%		108.0%
Net claims and claim expense ratio – prior accident years	(15.0)%	(0.6)%		(7.2)%
Net claims and claim expense ratio – calendar year	130.1%	76.1%		100.8%
Underwriting expense ratio	18.6%	35.0%		27.5%
Combined ratio	148.7%	111.1%		128.3%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at March 31, 2026.

The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value for the Company’s derivative instruments:

	Derivative Assets
At March 31, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,082	$—	$7,082	$—	$7,082
Interest rate swaps	36	—	36	—	36
Foreign currency forward contracts (2)	7,034	—	7,034	—	7,034
Foreign currency forward contracts (3)	3,150	—	3,150	—	3,150
Credit default swaps	2,502	—	2,502	—	2,502
Equity futures	36,322	—	36,322	—	36,322
Commodity futures	13,781	—	13,781	—	13,781
Total derivative instruments not designated as hedges	69,907	—	69,907	—	69,907
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	110	—	110	—	110
Total	$70,017	$—	$70,017	$—	$70,017

	Derivative Liabilities
At March 31, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,708	$—	$2,708	$2,534	$174
Interest rate swaps	22	—	22	22	—
Foreign currency forward contracts (2)	11,264	—	11,264	2,250	9,014
Foreign currency forward contracts (3)	1,077	—	1,077	—	1,077
Credit default swaps	668	—	668	668	—
Total derivative instruments not designated as hedges	15,739	—	15,739	5,474	10,265
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	1,100	—	1,100	—	1,100
Total	$16,839	$—	$16,839	$5,474	$11,365

(1)Net derivative assets and liabilities are included within other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Contracts designated as hedges of net investments in a foreign operation.

	Derivative Assets
At December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,400	$—	$7,400	$—	$7,400
Interest rate swaps	37	—	37	—	37
Foreign currency forward contracts (2)	10,592	—	10,592	—	10,592
Foreign currency forward contracts (3)	8	—	8	—	8
Credit default swaps	310	—	310	—	310
Total	$18,347	$—	$18,347	$—	$18,347

	Derivative Liabilities
At December 31, 2025	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$8,236	$—	$8,236	$7,940	$296
Foreign currency forward contracts (2)	5,519	—	5,519	5,425	94
Foreign currency forward contracts (3)	3,097	—	3,097	1,201	1,896
Credit default swaps	627	—	627	627	—
Equity futures	9,861	—	9,861	9,861	—
Commodity futures	12,380	—	12,380	—	12,380
Total derivative instruments not designated as hedges	39,720	—	39,720	25,054	14,666
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	1,480	—	1,480	—	1,480
Total	$41,200	$—	$41,200	$25,054	$16,146

(1)Net derivative assets and liabilities are included within other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Contracts designated as hedges of net investments in a foreign operation.

The table below shows the notional exposure by underlying risk of the Company’s recognized derivative contracts:

	At March 31, 2026		At December 31, 2025
	Notional Long Exposure	Notional Short Exposure	Notional Long Exposure	Notional Short Exposure
Derivative instruments not designated as hedges
Interest rate risk
Interest rate futures	$6,736,424	$2,975,776	$7,575,688	$4,179,575
Interest rate swaps (1)	4,500	32,400	—	29,600
Foreign currency risk
Foreign currency forward contracts (2)	788,307	316,748	1,102,740	412,005
Foreign currency forward contracts (3)	155,551	193,094	159,267	186,854
Credit risk
Credit default swaps (4)	47,075	624,674	39,500	847,864
Equity price risk
Equity futures	1,639,236	—	1,729,226	—
Commodity price risk
Commodity futures	532,425	—	1,189,027	—
Derivative instruments designated as hedges
Foreign currency risk
Foreign currency forward contracts (5)	—	58,065	—	64,142

(1)Notional long exposure amounts are positions receiving a fixed rate and notional short exposure amounts are positions paying a fixed rate.
(2)Contracts used to manage foreign currency risks in underwriting and non-investment operations.
(3)Contracts used to manage foreign currency risks in investment operations.
(4)Notional long exposure amounts are positions which assume credit risk and notional short exposure amounts are positions to protect the investment portfolio against increasing credit risk.
(5)Contracts designated as hedges of net investments in a foreign operation.

The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity related to its derivative instruments are shown in the following table:

	Amount of Gain (Loss) Recognized on Derivatives
Three months ended March 31,	2026	2025
Derivative instruments not designated as hedges
Net realized and unrealized gains (losses) on investments (1)
Interest rate futures	$(41,211)	$66,203
Credit default swaps	10,436	10,399
Interest rate swaps	(49)	—
Total fixed maturity investment-related derivatives	(30,824)	76,602
Equity futures	(80,344)	(52,547)
Total equity investment-related derivatives	(80,344)	(52,547)
Commodity futures	65,310	118,074
Commodity options	—	(483)
Total commodity-related derivatives	65,310	117,591
Total net realized and unrealized gains (losses) on investments (1)	(45,858)	141,646
Net foreign exchange gains (losses)
Foreign currency forward contracts (2)	(13,846)	9,261
Foreign currency forward contracts (3)	2,748	(1,087)
Total net foreign exchange gains (losses)	(11,098)	8,174
Total derivative instruments not designated as hedges	(56,956)	149,820
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	(1,542)	(365)
Total derivative instruments designated as hedges	(1,542)	(365)
Total	$(58,498)	$149,455

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
As of March 31, 2026 and December 31, 2025, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions. The weighted average U.S. dollar equivalent of foreign denominated net assets (liabilities) that were hedged during the three months ended March 31, 2026 was $60.7 million (March 31, 2025 - $58.9 million).
NOTE 14. COMMITMENTS, CONTINGENCIES AND OTHER ITEMS
There are no material changes from the commitments, contingencies and other items previously disclosed in the Company’s Form 10-K for the year ended December 31, 2025.
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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to March 31, 2026 and through the period ended April 24, 2026, the Company repurchased 340.5 thousand common shares at an aggregate cost of $104.8 million and an average price of $307.89 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three months ended March 31, 2026 and 2025, as well as our liquidity and capital resources at March 31, 2026. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2025. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. See “Note on Forward-Looking Statements.”
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

INDEX TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
RenaissanceRe is a global provider of reinsurance and insurance. We provide property, casualty and specialty reinsurance and certain insurance solutions to customers, principally through intermediaries. Established in 1993, and headquartered in Bermuda, we have offices across North America, Europe, and the Asia-Pacific region.
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

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates include “Claims and Claim Expense Reserves,” “Premiums and Related Expenses,” “Reinsurance Recoverables,” “Fair Value Measurements and Impairments” and “Income Taxes,” and are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting estimates as disclosed in our Form 10-K for the year ended December 31, 2025.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the first quarter of 2026, compared to the first quarter of 2025.

Three months ended March 31,	2026	2025	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$3,478,873	$4,155,503	$(676,630)
Net premiums written	$2,678,296	$3,443,529	$(765,233)
Net premiums earned	$2,183,614	$2,720,781	$(537,167)
Net claims and claim expenses incurred	983,971	2,743,758	(1,759,787)
Acquisition expenses	521,850	647,435	(125,585)
Operational expenses	89,035	100,185	(11,150)
Underwriting income (loss)	$588,758	$(770,597)	$1,359,355

Net investment income	$420,502	$405,353	$15,149
Equity in earnings (losses) of other ventures (1)	20,485	17,828	2,657
Net realized and unrealized gains (losses) on investments	(421,913)	332,940	(754,853)
Total investment result (1)	$19,074	$756,121	$(737,047)

Net income (loss)	$515,830	$(25,261)	$541,091
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$284,535	$161,147	$123,388
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$6.57	$3.27	$3.30
Dividends per common share	$0.41	$0.40	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	52.5%	108.0%	(55.5)	pts
Net claims and claim expense ratio – prior accident years	(7.4)%	(7.2)%	(0.2)	pts
Net claims and claim expense ratio – calendar year	45.1%	100.8%	(55.7)	pts
Underwriting expense ratio	27.9%	27.5%	0.4	pts
Combined ratio	73.0%	128.3%	(55.3)	pts

Return on average common equity - annualized	10.5%	6.6%	3.9	pts

Book Value	March 31, 2026	December 31, 2025	Change
Book value per common share	$250.48	$247.00	$3.48
Accumulated dividends per common share	30.09	29.68	0.41
Book value per common share plus accumulated dividends	$280.57	$276.68	$3.89
Quarterly change in book value per common share (2)	1.4%
Quarterly change in book value per common share plus change in accumulated dividends (2)	1.6%

(1)In the fourth quarter of 2025, we revised our presentation of “total investment results” to include equity in earnings (losses) of other ventures. Comparative periods presented have been updated to conform to the current presentation.
(2)Represents the percentage change during the three months ended March 31, 2026.

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $284.5 million in the first quarter of 2026, compared to $161.1 million in the first quarter of 2025, an increase of $123.4 million. As a result, in the first quarter of 2026, we generated an annualized return on average common equity of 10.5%, and our book value per common share increased from $247.00 at December 31, 2025 to $250.48 at March 31, 2026, a 1.4% increase, or a 1.6% increase after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the first quarter of 2026 included:
•Underwriting Results
–underwriting income of $588.8 million, an increase of $1.4 billion, resulting in an improvement of 55.3 percentage points in the combined ratio, driven primarily by:
–a lower level of catastrophe losses in the first quarter of 2026, compared to the first quarter of 2025.
–gross premiums written and net premiums written decreased by $676.6 million and $765.2 million, respectively.
•Investment Results
–total investment result decreased by $737.0 million, primarily driven by:
–an increase of $754.9 million in net realized and unrealized losses on investments principally resulting from net losses on our fixed maturity-related and equity-related investments.
–net investment income of $420.5 million included $116.4 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $94.1 million, an increase of $63.7 million.
–included $72.2 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $222.5 million, an increase of $417.7 million, primarily resulting from an increase in underwriting income due to a lower impact of large loss events in the first quarter of 2026, compared to the first quarter of 2025.
–this represents the portion of our net income (loss) that was allocated to third-party investors and not retained by us.
•Income Tax Benefit (Expense)
–expense of $33.0 million, compared to a benefit of $45.5 million in the first quarter of 2025, driven by strong operating profits, partially offset by mark-to-market losses.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended March 31,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$1,707,420	$2,130,833	$(423,413)
Net premiums written	$1,255,193	$1,690,994	$(435,801)
Net premiums earned	$900,738	$1,247,950	$(347,212)
Net claims and claim expenses incurred	84,108	1,623,257	(1,539,149)
Acquisition expenses	157,031	167,645	(10,614)
Operational expenses	65,736	64,266	1,470
Underwriting income (loss)	$593,863	$(607,218)	$1,201,081

Net claims and claim expenses incurred – current accident year	$244,849	$1,810,315	$(1,565,466)
Net claims and claim expenses incurred – prior accident years	(160,741)	(187,058)	26,317
Net claims and claim expenses incurred – total	$84,108	$1,623,257	$(1,539,149)

Net claims and claim expense ratio – current accident year	27.2%	145.1%	(117.9)	pts
Net claims and claim expense ratio – prior accident years	(17.9)%	(15.0)%	(2.9)	pts
Net claims and claim expense ratio – calendar year	9.3%	130.1%	(120.8)	pts
Underwriting expense ratio	24.8%	18.6%	6.2	pts
Combined ratio	34.1%	148.7%	(114.6)	pts

Property Gross Premiums Written
•Gross premiums written in the catastrophe class decreased by $387.0 million, or 23.2%, driven by:
–a decrease in gross reinstatement premiums of $344.2 million, from $338.4 million in the first quarter of 2025, to negative $5.8 million in the first quarter of 2026, primarily related to the California Wildfires in the first quarter of 2025;
–otherwise, not including reinstatement premiums, gross premiums written in the catastrophe class decreased by $42.8 million, or 3.2%, reflecting rate reductions across the portfolio, which were largely offset by other opportunities for growth.
•Gross premiums written in the other property class decreased by $36.4 million, or 7.8%, primarily due to rate decreases in catastrophe-exposed business.
Property Ceded Premiums Written

Three months ended March 31,	2026	2025	Change
(in thousands)
Ceded premiums written	$452,227	$439,839	$12,388

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

•Ceded premiums written increased by $12.4 million, or 2.8%, driven by:
–an increase in ceded spend and timing of renewals as part of our gross-to-net strategy, partially offset by
–a decrease in ceded reinstatement premiums of $7.5 million.
Property Net Premiums Earned
•Net premiums earned decreased by $347.2 million, or 27.8%, primarily driven by:
–the decrease in net reinstatement premiums, primarily in the catastrophe class.
Property Underwriting Results
•Net claims and claim expense ratio improved by 120.8 percentage points, driven by:
–a 117.9 percentage point improvement in the current accident year net claims and claim expense ratio, primarily due to:
–lower catastrophe losses in the quarter, compared to the first quarter of 2025, which included 117.2 percentage points from the California Wildfires.
–net favorable development of 17.9% in the prior accident years net claims and claim expense ratio, driven by:
–net favorable development of $62.6 million in the catastrophe class, primarily from the large loss events in 2021, 2022 and 2023 and small events across accident years; and
–net favorable development of $98.1 million in the other property class, primarily due to reported losses coming in lower than expected from large loss events in 2024, and attritional loss experience.
•Underwriting expense ratio increased by 6.2 percentage points, primarily driven by:
–a 4.0 percentage point increase in the acquisition expense ratio and a 2.2 percentage point increase in the operating expense ratio, both primarily due to the decrease in net premiums earned resulting from the decrease in net reinstatement premiums in the first quarter of 2026, compared to the first quarter of 2025; partially offset by
–a benefit to the underwriting expense ratio from the Bermuda tax credits.
•Combined ratio improved by 114.6 percentage points from the first quarter of 2025, which included a 113.5 percentage point impact from the California Wildfires.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended March 31,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$1,771,453	$2,024,670	$(253,217)
Net premiums written	$1,423,103	$1,752,535	$(329,432)
Net premiums earned	$1,282,876	$1,472,831	$(189,955)
Net claims and claim expenses incurred	899,863	1,120,501	(220,638)
Acquisition expenses	364,819	479,790	(114,971)
Operational expenses	23,299	35,919	(12,620)
Underwriting income (loss)	$(5,105)	$(163,379)	$158,274

Net claims and claim expenses incurred – current accident year	$901,137	$1,129,317	$(228,180)
Net claims and claim expenses incurred – prior accident years	(1,274)	(8,816)	7,542
Net claims and claim expenses incurred – total	$899,863	$1,120,501	$(220,638)

Net claims and claim expense ratio – current accident year	70.2%	76.7%	(6.5)	pts
Net claims and claim expense ratio – prior accident years	(0.1)%	(0.6)%	0.5	pts
Net claims and claim expense ratio – calendar year	70.1%	76.1%	(6.0)	pts
Underwriting expense ratio	30.3%	35.0%	(4.7)	pts
Combined ratio	100.4%	111.1%	(10.7)	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $253.2 million, or 12.5%, primarily driven by decreases in the general casualty and other specialty classes, principally due to exposure reductions.
Casualty and Specialty Ceded Premiums Written

Three months ended March 31,	2026	2025	Change
(in thousands)
Ceded premiums written	$348,350	$272,135	$76,215

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
•Ceded premiums written increased by $76.2 million, or 28.0%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased to support the Company’s gross-to-net strategy.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $329.4 million, or 18.8%, primarily driven by the decrease in gross premiums written, in addition to an increase in retrocessional purchases.

Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio improved by 6.0 percentage points, driven by:
–a 6.5 percentage point improvement in the current accident year net claims and claim expense ratio, principally due to a lower impact of large loss events within the other specialty class; partially offset by
–a decrease in net favorable development from prior accident years of 0.5 percentage points. The prior accident years net claims and claim expense ratio of 0.1 percentage points included an adverse impact of 0.4 percentage points from purchase accounting adjustments.
•Underwriting expense ratio improved by 4.7 percentage points, driven by:
–a 4.0 percentage point decrease in the acquisition expense ratio, principally due to changes in variable commissions and a decrease in purchase accounting adjustments; and
–a 0.7 percentage point decrease in the operating expense ratio, primarily due to the Bermuda tax credits.
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

Three months ended March 31,	2026	2025	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$34,974	$30,916	$4,058
Managed funds (2)	5,580	7,253	(1,673)
Structured reinsurance products and other (3)	7,373	7,892	(519)
Total management fee income	47,927	46,061	1,866
Performance Fee Income (Loss)
Joint ventures (1)	35,140	(15,079)	50,219
Managed funds (2)	1,743	5,826	(4,083)
Structured reinsurance products and other (3)	9,316	(6,351)	15,667
Total performance fee income (loss)	46,199	(15,604)	61,803
Total fee income	$94,126	$30,457	$63,669

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.

•Total fee income increased by $63.7 million, due to:
–an increase in performance fees of $61.8 million as a result of:
–improved current year underwriting results in DaVinci and our structured reinsurance products, principally due to the lower impact of large loss events in the first quarter of 2026, compared to the first quarter of 2025;
–the recognition of deferred performance fees related to a return of capital in DaVinci; and
–higher prior accident years net favorable development in DaVinci.
–an increase in management fee income of $1.9 million, primarily driven by:
–an increase in management fees from DaVinci.
•Our total fee income of $94.1 million includes $72.2 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
The fee income we earned from third-party capital management activities and certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on the financial statements.

Three months ended March 31,	2026	2025	Change
(in thousands)
Fee income recorded in net income (loss) attributable to redeemable noncontrolling interests	$72,171	$(8,942)	$81,113
Fee income recorded in underwriting income (loss) (1)	21,955	39,399	(17,444)
Total fee income	$94,126	$30,457	$63,669

(1)Reflects total fee income earned from third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the three months ended March 31, 2026, $10.8 million of management fee income was recorded as a reduction to operational expenses (March 31, 2025 - $12.4 million) and $11.1 million of performance fee income was recorded as a reduction to acquisition expenses (March 31, 2025 - $27.0 million).
Investment Results
Net Investment Income

Three months ended March 31,	2026	2025	Change
(in thousands)
Fixed maturity investments trading	$294,494	$284,723	$9,771
Short term investments	34,306	41,029	(6,723)
Equity investments
Fixed income exchange traded funds	21,692	1,184	20,508
Common stock (1)	677	726	(49)
Other investments
Catastrophe bonds	39,932	54,754	(14,822)
Fund and direct private equity investments (2)	25,211	18,723	6,488
Cash and cash equivalents	11,163	11,110	53
	427,475	412,249	15,226
Investment expenses	(6,973)	(6,896)	(77)
Net investment income	$420,502	$405,353	$15,149

(1)In the fourth quarter of 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”

•Net investment income remained consistently strong, with an increase of $15.1 million, primarily due to:
–higher average invested assets and portfolio reallocation, resulting in increased income from fixed maturity investments trading and fixed income exchange traded funds.
•Net investment income included $116.4 million of income attributable to redeemable noncontrolling interests which was ultimately allocated to third-party investors and not retained by us.
Equity in Earnings (Losses) of Other Ventures

Three months ended March 31,	2026	2025	Change
(in thousands)
Equity in earnings (losses) of other ventures	$20,485	$17,828	$2,657

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
Net Realized and Unrealized Gains (Losses) on Investments

Three months ended March 31,	2026	2025	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$(267,948)	$312,877	$(580,825)
Equity related-investments (1) (3)	(147,426)	(49,589)	(97,837)
Commodity-related investments (1) (4)	65,310	117,591	(52,281)
Other investments
Catastrophe bonds	(11,829)	(40,413)	28,584
Fund and direct private equity investments (5)	(60,020)	(7,526)	(52,494)
Net realized and unrealized gains (losses) on investments	$(421,913)	$332,940	$(754,853)

(1)Refer to “Note 13. Derivative Instruments” in our “Notes to Consolidated Financial Statements” for additional information on investment-related derivatives.
(2)Includes fixed maturity investments and investment-related derivatives, which includes interest rate futures, credit default swaps and interest rate swaps.
(3)Includes equity investments and investment-related derivatives, which includes equity futures and warrants.
(4)Includes commodity-related derivatives, which includes commodity futures and commodity options.
(5)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
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
•Net realized and unrealized losses on investments of $421.9 million were driven by:
–$267.9 million of net realized and unrealized losses on fixed maturity-related investments, primarily due to increases in market yields in the first quarter of 2026;
–$147.4 million of net realized and unrealized losses on equity-related investments, primarily due to broader equity market declines; and

–$60.4 million of net unrealized losses on direct private equity investments, driven by a decrease in the value of certain of the investments in the Company’s strategic investments portfolio; partially offset by
–$65.3 million of net realized and unrealized gains on commodity-related investments, principally due to realized gains on the sale of a portion of the Company’s gold futures.
•Net realized and unrealized losses on investments increased by $754.9 million, mainly driven by:
–an increase in net realized and unrealized losses on fixed maturity-related investments of $580.8 million, primarily due to:
–increases in market yields in the first quarter of 2026, compared to decreases in market yields in the first quarter of 2025;
–an increase in net realized and unrealized losses on equity-related investments of $97.8 million, primarily due to:
–increased exposure to equity investments and equity-futures, coupled with unfavorable price movements in the first quarter of 2026, compared to the first quarter of 2025;
–an increase in net unrealized losses on fund and direct private equity investments of $52.5 million, driven by:
–a decrease in the value of certain of the investments in the Company’s strategic investments portfolio; and
–a decrease in net realized and unrealized gains on commodity-related investments of $52.3 million, principally due to:
–lower gold futures price increases in the first quarter of 2026, compared to the first quarter of 2025.
Refer to “Note 3. Investments” and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.
Net Foreign Exchange Gains (Losses)

Three months ended March 31,	2026	2025	Change
(in thousands)
Net foreign exchange gains (losses)	$(9,019)	$(7,328)	$(1,691)

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
Corporate Expenses

Three months ended March 31,	2026	2025	Change
(in thousands)
Corporate expenses	$19,460	$22,810	$(3,350)

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

•Corporate expenses decreased by $3.4 million, primarily driven by:
–the Bermuda tax credits; partially offset by
–increased compensation expenses.
Income Tax Benefit (Expense)

Three months ended March 31,	2026	2025	Change
(in thousands)
Income tax benefit (expense)	$(32,984)	$45,525	$(78,509)

We are subject to income taxes in the jurisdictions in which we operate. Our effective tax rate, which is based upon the expected annual effective tax rate, may fluctuate from period to period based on (i) the relative mix of income or loss reported by jurisdiction and the varying tax rates in each jurisdiction and (ii) the relative proportion of our net income which is not subject to tax because it is earned in Bermuda and attributable to redeemable noncontrolling interests.
•Income tax expense increased by $78.5 million, primarily driven by:
–increased operating income across our operating jurisdictions compared to the first quarter of 2025, which was impacted by the California Wildfires; and
–a decrease in tax benefits related to reductions in valuation allowances against certain deferred tax assets; partially offset by
–mark-to-market losses in the first quarter of 2026, compared to mark-to-market gains in the first quarter of 2025.
Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended March 31,	2026	2025	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$156,900	$(112,441)	$269,341
Redeemable noncontrolling interest - Medici	19,807	15,163	4,644
Redeemable noncontrolling interest - Vermeer	51,699	(107,080)	158,779
Redeemable noncontrolling interest - Fontana	(5,955)	9,106	(15,061)
Net income (loss) attributable to redeemable noncontrolling interests	$222,451	$(195,252)	$417,703

•Net income attributable to redeemable noncontrolling interests increased by $417.7 million, primarily driven by:
–an increase in underwriting income in DaVinci and Vermeer, principally due to the lower impact of large loss events in the first quarter of 2026, compared to the first quarter of 2025; partially offset by
–an increase in net realized and unrealized losses on investments in the investment portfolios of our joint ventures and managed funds in the first quarter of 2026; and
–an increase in performance fee income recorded in noncontrolling interests as a result of higher underwriting income in the first quarter of 2026, compared to the first quarter of 2025.
•Net income attributable to redeemable noncontrolling interests of $222.5 million included $116.4 million of net investment income, partially offset by $65.2 million of net realized and unrealized losses and $72.2 million in management and performance fee income.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at March 31, 2026. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025.
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

At March 31, 2026	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	189,286
Unsecured	297,849
$487,135

(1)At March 31, 2026, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At March 31, 2026, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £522.9 million (December 31, 2025 - £577.8 million). Actual FAL posted for Syndicate 1458 at March 31, 2026 by RenaissanceRe Corporate Capital (UK) Limited was $800.5 million (December 31, 2025 - $912.0 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of March 31, 2026, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
Refer to “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 for additional information on our multi-beneficiary reinsurance trusts and multi-beneficiary reduced collateral reinsurance trusts.
The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the multi-beneficiary reinsurance trusts.

	At March 31, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
RREAG	$1,324,977	$1,165,890	$1,395,468	$1,184,741
Renaissance Reinsurance	$514,900	$379,831	$581,595	$413,673
DaVinci Reinsurance	$48,944	$30,880	$60,634	$32,421

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At March 31, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
Renaissance Reinsurance	$88,292	$56,693	$88,334	$62,796
DaVinci Reinsurance	$69,665	$46,735	$59,617	$50,850
RREAG	$67,165	$52,560	$67,692	$53,647

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2025. As of March 31, 2026, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2025, except as otherwise disclosed. Refer to Note 7. “Debt and Credit Facilities” for additional information related to our debt obligations and credit facilities.
Cash Flows

Three months ended March 31,	2026	2025
(in thousands)
Net cash provided by (used in) operating activities	$687,568	$157,773
Net cash provided by (used in) investing activities	471,117	(499,429)
Net cash provided by (used in) financing activities	(1,318,268)	290,356
Effect of exchange rate changes on foreign currency cash	(8,715)	7,495
Net increase (decrease) in cash and cash equivalents	(168,298)	(43,805)
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,562,883	$1,632,799

2026
During the three months ended March 31, 2026, our cash and cash equivalents decreased by $168.3 million, to $1.6 billion at March 31, 2026, compared to $1.7 billion at December 31, 2025.
Cash flows provided by operating activities
Cash flows provided by operating activities during the three months ended March 31, 2026 were $687.6 million and were primarily the result of certain adjustments to reconcile our net income of $515.8 million to net cash provided by operating activities, including:
•an increase in unearned premiums of $857.3 million due to gross premiums written across both our Property and Casualty and Specialty segments; and
•net realized and unrealized losses on investments of $421.9 million, primarily driven by:
–net losses on fixed maturity-related investments resulting from increases in market yields; and
–net losses on equity-related investments, due to broader equity market declines; partially offset by
•an increase in premiums receivable of $845.4 million due to the timing of receipts and additional gross premiums written; and
•an increase in prepaid reinsurance premiums of $361.1 million due to the January 1, 2026 renewal of our ceded book.

Cash flows provided by investing activities
During the three months ended March 31, 2026, our cash flows provided by investing activities were $471.1 million, principally reflecting:
•net sales of short term investments of $898.2 million; partially offset by
•net purchases of fixed maturity investments trading of $215.6 million; and
•net purchases of other investments of $134.8 million.
Cash flows used in financing activities
Our cash flows used in financing activities in the three months ended March 31, 2026 were $1.3 billion, and were principally the result of:
•net outflows of $912.8 million primarily related to net third-party redeemable noncontrolling interest share and capital transactions in DaVinci and Vermeer; and
•common share repurchases of $352.0 million.
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
•net realized and unrealized gains on investments of $191.3 million, primarily driven by higher net realized and unrealized gains on fixed maturity investments resulting from declining market yields in 2025; and
•an increase in prepaid reinsurance premiums of $325.5 million due to the January 1, 2025 renewal of our ceded book.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At March 31, 2026	At December 31, 2025	Change
(in thousands)
Common shareholders’ equity	$10,764,241	$10,858,657	$(94,416)
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$11,514,241	$11,608,657	$(94,416)

7.003% Senior Notes due 2035 (Fontana) (1)	$99,244	$99,224	$20
5.950% Senior Notes due 2035 (DaVinci) (2)	297,052	296,972	80
5.800% Senior Notes due 2035	493,937	493,770	167
5.750% Senior Notes due 2033	743,242	743,009	233
3.600% Senior Notes due 2029	397,194	396,966	228
3.450% Senior Notes due 2027	299,382	299,260	122
Total senior notes	2,330,051	2,329,201	850
Total debt	$2,330,051	$2,329,201	$850

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

Our total shareholders’ equity attributable to RenaissanceRe decreased by $94.4 million during the three months ended March 31, 2026 principally as a result of:
•repurchase of common shares at an aggregate cost of $352.5 million; and
•dividends on our common and preference shares of $17.6 million and $8.8 million, respectively; partially offset by
•our comprehensive income attributable to RenaissanceRe of $293.9 million.
For additional information related to the terms of our debt and significant credit facilities, see “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025. See “Note 10. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 12. Shareholders’ Equity” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 for additional information related to our common and preference shares.
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
Refer to “Note 6. Reserve for Claims and Claim Expenses” included herein and “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2025 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our actual results versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	March 31, 2026		December 31, 2025		Change
(in thousands, except percentages)
U.S. treasuries	$10,253,936	29.2%	$10,641,503	29.7%	$(387,567)
Corporate	8,984,951	25.5%	8,528,828	23.6%	456,123
Residential mortgage-backed	2,514,249	7.1%	2,606,882	7.2%	(92,633)
Asset-backed	1,629,118	4.6%	1,606,790	4.5%	22,328
Non-U.S. government	697,691	2.0%	691,912	1.9%	5,779
Agencies	499,011	1.4%	486,817	1.3%	12,194
Commercial mortgage-backed	322,335	0.9%	321,591	0.9%	744
Total fixed maturity investments trading, at fair value	24,901,291	70.7%	24,884,323	69.1%	16,968
Short term investments, at fair value	3,883,610	11.0%	4,759,811	13.2%	(876,201)
Fixed income exchange traded funds	1,359,777	3.9%	1,582,811	4.4%	(223,034)
Equity exchange traded funds	106,569	0.3%	—	—%	106,569
Common stock	127,938	0.4%	150,179	0.4%	(22,241)
Total equity investments, at fair value	1,594,284	4.6%	1,732,990	4.8%	(138,706)
Fund investments	2,917,837	8.3%	2,775,499	7.6%	142,338
Catastrophe bonds	1,609,000	4.6%	1,613,710	4.5%	(4,710)
Direct private equity investments	124,658	0.4%	185,005	0.5%	(60,347)
Total other investments, at fair value	4,651,495	13.3%	4,574,214	12.6%	77,281
Investments in other ventures, under equity method	140,853	0.4%	121,871	0.3%	18,982
Total investments	$35,171,533	100.0%	$36,073,209	100.0%	$(901,676)

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
As the reinsurance coverages we sell include substantial protection for damages resulting from natural and man-made catastrophes, as well as for potentially large casualty and specialty exposures, we expect, from time to time, to become liable for substantial claim payments on short notice. Accordingly, our investment portfolio as a whole is structured to seek to preserve capital and provide a high level of liquidity, which means that the large majority of our investments are highly rated fixed income securities, including U.S. treasuries, agencies, highly rated sovereign and supranational securities, high-grade corporate securities and mortgage-backed and asset-backed securities. We also have an allocation to publicly traded equities and exchange‑traded funds, which are reflected on our consolidated balance sheet as equity investments, and an allocation to other investments (including catastrophe bonds, fund investments and direct private equity investments).

Fixed Maturity Investments and Short Term Investments
At March 31, 2026, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (December 31, 2025 - AA) and a weighted average effective yield of 4.5% (December 31, 2025 - 4.2%). At March 31, 2026, our non-investment grade and not-rated fixed maturity investments totaled $1.1 billion or 4.3% of our fixed maturity investments (December 31, 2025 - $1.2 billion or 5.0%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At March 31, 2026, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $3.2 billion (December 31, 2025 - $3.2 billion).
At March 31, 2026, we had $3.9 billion of short term investments (December 31, 2025 - $4.8 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at March 31, 2026 was 3.2 years (December 31, 2025 - 2.8 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

	March 31, 2026	December 31, 2025	Change
(in thousands)
Fixed income exchange traded funds	$1,359,777	$1,582,811	$(223,034)
Equity exchange traded funds	106,569	—	106,569
Common stock
Financials	126,003	147,996	(21,993)
Other	1,935	2,183	(248)
Total common stock	127,938	150,179	(22,241)
Total equity investments	$1,594,284	$1,732,990	$(138,706)

Our equity investments include fixed income exchange traded funds, equity exchange traded funds and common stocks. Our fixed income exchange traded funds invest in a combination of treasuries, corporate bonds or asset-backed and mortgage-backed fixed maturity investments. The value of our fixed income exchange traded funds will fluctuate with changes in the interest rate environment, credit risk and when changes occur in economic conditions or the investment markets. Equity exchange traded funds are primarily focused on public equities.
Common stocks are managed pursuant to diversified public equity securities mandates with third-party investment managers and also includes more concentrated public equity positions that we invest in through our strategic investment portfolio. These investments are subject to a variety of risks including: company performance, the availability of strategic investment opportunities, and macro-economic, industry, and systemic risks of the equity markets overall. Consequently, the carrying value of our investment portfolio will vary over time as the value or size of our portfolio of investments in equity securities fluctuates. It is possible we will increase our equity allocation in the future, and it could, from time to time, have a material effect on our financial results.

Other Investments
The table below shows our portfolio of other investments:

	March 31, 2026	December 31, 2025	Change
(in thousands)
Fund investments
Private credit funds	$1,465,531	$1,445,158	$20,373
Private equity funds	703,805	701,837	1,968
Multi-strategy funds (1)	543,612	473,990	69,622
Insurance-linked securities funds	158,982	154,514	4,468
Equity funds	45,907	—	45,907
Total fund investments	2,917,837	2,775,499	142,338
Catastrophe bonds	1,609,000	1,613,710	(4,710)
Direct private equity investments	124,658	185,005	(60,347)
Total other investments	$4,651,495	$4,574,214	$77,281

(1)In the first quarter of 2026, the Company revised the classification of its “fund investments - hedge funds” to be included within “fund investments - multi-strategy funds.”
Refer to “Note 3. Investments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our portfolio of other investments.
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

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of April 24, 2026 are presented below.

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
As of April 24, 2026, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2025.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, issued certain 3.450% Senior Notes due 2027. The notes are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe ranking equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe, which may be outstanding from time to time. The notes have various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our debt securities, see “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 and “Note 7. Debt and Credit Facilities” included herein.
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

Summarized Balance Sheets

	March 31, 2026	December 31, 2025
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$2,087,625	$1,895,861
Other current assets	392,788	353,962
Total current assets	$2,480,413	$2,249,823

Goodwill and other intangible assets	$97,332	$97,332
Loan receivable from non-obligor subsidiaries	699,049	743,433
Other noncurrent assets	27,579	29,223
Total noncurrent assets	$823,960	$869,988

Liabilities
Payables due to non-obligor subsidiaries	$30,062	$24,829
Other current liabilities	99,095	84,194
Total current liabilities	$129,157	$109,023

Loan payable to non-obligor subsidiaries	$600,000	$625,380
Other noncurrent liabilities	2,035,158	2,035,158
Total noncurrent liabilities	$2,635,158	$2,660,538

Summarized Statement of Operations

Three months ended March 31,	2026
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$10,823
Other revenue	1,486
Total revenues	12,309
Expenses
Intercompany expense with non-obligor subsidiaries	32,317
Other expense	41,359
Total expenses	73,676
Income tax benefit (expense)	11,741
Net income (loss)	(49,626)
Dividends on RenaissanceRe preference shares	(8,844)
Net income (loss) attributable to Obligor Group	$(58,470)

CURRENT OUTLOOK
RenaissanceRe has grown into a company that is significantly diversified – geographically, by line of business, and by source of income and capital. We have diversified our sources of capital through various owned and managed balance sheets as well as equity, debt and insurance-linked securities markets. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. Our three drivers of profit put us in a differentiated position to absorb losses while still providing efficient capacity to our customers and producing strong returns for our shareholders. In a quarter with both geopolitical and economic volatility, our diversified earnings model continued to produce superior returns for shareholders.
We believe that we are in a strong capital position, driven by our earnings strength and consistency, which provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. Over the past several quarters, we have returned significant capital through share repurchases at what we believe to be attractive valuations.
In 2026, we intend to continue to take a disciplined approach to our underwriting portfolio while also continuing to execute our gross-to-net strategy. We believe that our underwriting portfolio is performing well and our earnings model continues to benefit from multiple, diversified sources of income. In addition, we are continuing to enhance our technology infrastructure and underwriting systems to enable us to better take advantage of future opportunities, including potential applications of artificial intelligence, as they arise.
Reinsurance Market Trends and Developments
We believe we have created significant opportunities to source attractive risk in the lines of business that we write, and that such opportunities will result in superior returns for our shareholders. We are in a period of heightened geopolitical and macroeconomic volatility, and we believe that it is in times of uncertainty when RenaissanceRe’s expertise, partnership-approach and coordination across teams differentiates us as a reinsurance leader.
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
Since the step change in reinsurance pricing in 2023, we believe that the market has appropriately balanced risk between insurers and reinsurers. That said, in the current market, not all risks are equally attractive, and returns can vary significantly between classes of business and deals within each class. This provides attractive opportunities for underwriters with strong access to risk. Our success is predicated on the application of our deep underwriting expertise to differentiate the best deals, and our strong customer value proposition to maintain our position as a consistent incumbent.
At the January 1, 2026 renewals, we believe that we delivered our market-leading value proposition to clients and brokers and constructed an optimal underwriting portfolio to support our three drivers of profit and generate strong returns over the course of the cycle. Recent favorable reinsurance market results have increased competition and supply of reinsurance capacity, which has put some pressure on rates and margins. Looking ahead to the mid-year renewals, we expect a continuation of similar themes from the January 1 renewals, with increased demand in certain markets. We believe that we did an excellent job of positioning ourselves in a more competitive environment. We remain confident in rate adequacy across our underwriting portfolio and in our belief that, relative to dynamics over the past 15 years, the market remains favorable.
Macroeconomic and Geopolitical Environment
We think that the stresses in the global economy will continue, and could grow, and that this may result in increased market volatility. Global events and geopolitical instability have contributed to increased economic inflation over the past few years compared to recent historical norms. We consider the anticipated effects of inflation, including social, economic, and event-driven effects, in our loss models, on our investment portfolio, and generally in the running of our business, and actively monitor trends in these areas. To the extent that tariffs or inflation exacerbate demand surge, we believe we have the tools to appropriately price for that scenario. While the war in the Middle East is ongoing, we currently anticipate that we have limited exposure.
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
Three Drivers of Profit
We believe that having three distinct sources of income allows us to maintain profitability throughout a wide range of market outcomes and makes us more resilient to catastrophe activity. In a quarter with both geopolitical and economic volatility, our diversified earnings model continued to produce superior returns for shareholders. This reflects the strength and resilience of our business and demonstrates our strategy of making earnings less dependent on any single market condition or source of volatility.
Ultimately, strong underwriting underpins our three drivers of profit, because each driver is fueled by our underwriting portfolio. Typically, our Property segment contributes primarily to underwriting and fee income, and our Casualty and Specialty segment to investment and fee income. This construction is by design, and we believe that it is the optimal way to generate returns in the current market. Underwriting is the core of our business and provides significant upside to the earnings base from fees and investments.
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
We believe that our larger size and greater diversification has allowed us to deliver strong financial results even as the underwriting market is facing headwinds, including the impact of large loss events, lower interest rates and rate changes in some classes. We have created a large, well-diversified combined portfolio with deep partnerships with brokers and clients. We continue to remain focused on capturing attractive opportunities as they arise, while exercising discipline to effectively shape our portfolio to maintain desired lines.
Moving forward in 2026, we intend to continue to prioritize margin over growth. We prefer top-line growth when it makes sense, but reinsurance is a risk business where it is more important to know when and where to grow the business to be able to deliver results for our shareholders over the long term. This reflects disciplined risk selection and cycle management.

Property
With the global impact of climate-related risks, including climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and, in general, exacerbate disaster risk. The impact from these factors was apparent in the California Wildfires last year. However, we think that the underwriting changes that we have made, including requiring higher rates and attachment points, has optimized the portfolio and positioned us so that this catastrophe activity will have a smaller impact on our financial results than it otherwise may have.
At the January 1, 2026 renewals, our aim was to maintain our existing portfolio and selectively deploy capacity in property catastrophe, and to optimize other property to reduce peak exposure and maintain attractive margin. Following several years of favorable reinsurance market results, reinsurance supply has increased, which put downward pressure on rates. Terms and conditions remained largely stable and attractive. We believe that our team did an excellent job of positioning our portfolio into a more competitive environment and demonstrated the strength of our franchise. Specifically, we grew limit by focusing on areas with the highest rate adequacy. We are making good progress on the mid-year renewals.
In property catastrophe, we successfully retained and wrote desired lines. This is generally our business with the highest expected margin, and we successfully found opportunities to deploy capital to grow selectively, which helped offset the impact of downward rate pressure. In other property, we continued to shape the book to reduce peak exposure while preserving attractive margins. Our gross-to-net strategy is another differentiator which we believe will support sustained attractive returns. We generally retain approximately half of our assumed property catastrophe premiums while sharing a portion with our third-party capital partner balance sheets, and earning fee income in exchange. Fee income is less sensitive to rate movements, and reduces the overall volatility of our returns.
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
The Casualty and Specialty segment is strategically important to our vision of being the best underwriter as it allows us to trade with clients across classes and access the most attractive lines across property, casualty and specialty while also generating substantial float in an attractive interest rate environment. While improved underwriting margins may take time to emerge, we continue to benefit from the investment income generated by this business. Longer-duration casualty reserves give us the flexibility to allocate investments to higher-earning assets, so even in a period where margins remain tight, the business continues to support book value growth and shareholder returns.
Across our Casualty and Specialty segment, we have experienced, and expect to continue to experience, movements up or down across different lines of business over time. This is the nature of the business and part of managing a diversified underwriting book. We have continued to shape our casualty portfolio, reducing our exposure in select lines, such as in general casualty and certain specialty lines of business where rates have been under more pressure. We did this in a way that was sensitive to the needs of our customers, while maintaining strategic flexibility. Our portfolio management and robust reserving process has provided us with overall stability in the Casualty and Specialty segment, allowing the segment to remain a substantial contributor to our financial results, primarily through the investment income that we generate from the segment’s reserves. This diversification has also been beneficial when certain classes of business or underwriting years have experienced increasing loss trends and required more reserves. We believe that we have a prudent reserving process for our Casualty and Specialty segment and remain confident in our reserves.

We typically manage our casualty business over a 10-year cycle. Over this cycle, we expect there to be shifts between the generation of underwriting and investments results in this business – currently, the balance is skewed toward investment returns. This 10-year cycle is also the perspective from which we manage our exposure. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights in our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions. In our general casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing. While rates in general liability have increased and we believe this remains ahead of trend, we intend to continue to take a conservative approach and have reduced our general liability exposure. We have worked closely with our clients with a partnership lens, and have observed meaningful progress in their efforts to address social inflation trends, aiding us in structuring our lines to create the optimal portfolio for the next cycle.
At the January 1, 2026 renewals, we maintained our strong leadership across specialty, increased our market share in credit, and continued to manage our exposure to areas most at risk of continued loss inflation in casualty. We continue to optimize our Casualty and Specialty business through portfolio mix, risk selection, and use of ceded reinsurance. Current market conditions have been a continuation of what we experienced at the January 1, 2026 renewals, with rate increases in the general liability market to keep pace with loss trend and increased competition in certain specialty and credit lines in response to recent profitability.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business allows us to leverage our industry-leading underwriting franchise, improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. This complements the income we earn on our own balance sheets, creating additional value from our underwriting business and providing a solid foundation of earnings. Over the past several years, this has been a growing, strong and consistent contributor to our financial results.
We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses. We view fee income as a growing and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the first quarter of 2025, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees. The fee income that we earn is recorded across various line items in our financial statements, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its impact, including for the proportion that is not included in underwriting income (loss).
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
Over the course of the year, we believe that we executed well into difficult investment markets by taking advantage of market volatility to improve our investment portfolio composition and maintain robust investment income. This reflects the scale of our invested assets, the quality of the portfolio, and a rate environment that remains favorable. Recent market moves have allowed us to extend duration and lock in higher yields, which we believe will continue to support our earnings power over time.

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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2025, during the three months ended March 31, 2026. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2025 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(b) and 15d-15(b) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II        OTHER INFORMATION
ITEM 1.       LEGAL PROCEEDINGS
There have been no material changes to the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2025.
ITEM 1A.        RISK FACTORS
There have been no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on February 11, 2026. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended March 31, 2026, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$539,694
January 1 - 31, 2026	413,930	$274.03	—	$—	413,930	$274.03	426,265
February 1 - 28, 2026 (1)	386,006	$299.17	63,185	$301.33	322,821	$298.75	685,123
March 1 - 31, 2026	508,246	$296.39	26,835	$298.81	481,411	$296.25	542,504
Total	1,308,182	$290.14	90,020	$300.58	1,218,162	$289.36	$542,504

(1)On February 11, 2026, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended March 31, 2026, we repurchased 1.2 million common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $352.5 million and an average price of $289.36 per common share. At March 31, 2026, $542.5 million remained available for repurchase under the share repurchase program. Subsequent to March 31, 2026 and through the period ended April 24, 2026, we repurchased 340.5 thousand common shares at an aggregate cost of $104.8 million and an average price of $307.89 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.

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

Date: April 29, 2026    /s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date: April 29, 2026    /s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)