Form 10-Q
period 2026-06-30
RENAISSANCERE HOLDINGS LTD
filed 2026-07-23
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at July 20, 2026 was 41,551,893.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiary
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Moody’s”	Moody’s Investors Service
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and American International Group, Inc., as amended
“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”	collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.

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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At June 30, 2026 and December 31, 2025
(in thousands of United States Dollars, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value - amortized cost $25,281,536 at June 30, 2026 (December 31, 2025 - $24,658,351) (Notes 3 and 4)	$25,185,430	$24,884,323
Short term investments, at fair value - amortized cost $3,952,780 at June 30, 2026 (December 31, 2025 - $4,760,027) (Notes 3 and 4)	3,949,012	4,759,811
Equity investments, at fair value (Notes 3 and 4)	1,846,152	1,732,990
Other investments, at fair value (Notes 3 and 4)	5,083,169	4,574,214
Investments in other ventures, under equity method	149,337	121,871
Total investments	36,213,100	36,073,209
Cash and cash equivalents	1,302,160	1,731,181
Premiums receivable (Note 5)	8,269,415	7,252,454
Prepaid reinsurance premiums	1,567,745	993,781
Reinsurance recoverable (Notes 5 and 6)	3,863,486	3,899,913
Accrued investment income	250,610	233,688
Deferred acquisition costs and value of business acquired	1,706,129	1,538,540
Deferred tax asset	693,186	701,927
Receivable for investments sold	305,237	414,523
Other assets	422,106	328,087
Goodwill and other intangible assets	602,439	633,087
Total assets	$55,195,613	$53,800,390
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,269,134	$22,302,345
Unearned premiums	7,176,037	6,028,174
Debt (Note 7)	2,330,907	2,329,201
Reinsurance balances payable	3,056,013	2,540,518
Payable for investments purchased	550,409	533,101
Other liabilities	649,551	856,302
Total liabilities	36,032,051	34,589,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	7,343,353	7,602,092
Shareholders’ Equity
Preference shares: $1.00 par value - 30,000 shares issued and outstanding at June 30, 2026 (December 31, 2025 - 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value - 41,811,353 shares issued and outstanding at June 30, 2026 (December 31, 2025 - 43,961,539) (Note 10)	41,811	43,962
Additional paid-in capital (Note 10)	—	—
Accumulated other comprehensive income (loss)	(13,045)	(12,626)
Retained earnings (Note 10)	11,041,443	10,827,321
Total shareholders’ equity attributable to RenaissanceRe	11,820,209	11,608,657
Total liabilities, noncontrolling interests and shareholders’ equity	$55,195,613	$53,800,390

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and six months ended June 30, 2026 and 2025
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues
Gross premiums written (Note 5)	$2,994,424	$3,421,180	$6,473,297	$7,576,683
Net premiums written (Note 5)	$2,276,960	$2,770,270	$4,955,256	$6,213,799
Decrease (increase) in unearned premiums	(77,439)	(358,116)	(572,121)	(1,080,864)
Net premiums earned (Note 5)	2,199,521	2,412,154	4,383,135	5,132,935
Net investment income (Note 3)	432,489	413,108	852,991	818,461
Net foreign exchange gains (losses)	(7,345)	8,660	(16,364)	1,332
Equity in earnings (losses) of other ventures	17,829	20,333	38,314	38,161
Other income (loss)	4,479	2,624	5,726	3,538
Net realized and unrealized gains (losses) on investments (Note 3)	121,628	349,720	(300,285)	682,660
Total revenues	2,768,601	3,206,599	4,963,517	6,677,087
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	942,378	1,042,123	1,926,349	3,785,881
Acquisition expenses	563,279	642,605	1,085,129	1,290,040
Operational expenses	94,747	125,738	183,782	225,923
Corporate expenses	18,681	23,781	38,141	46,591
Interest expense (Note 7)	31,778	31,793	63,564	58,879
Total expenses	1,650,863	1,866,040	3,296,965	5,407,314
Income (loss) before taxes	1,117,738	1,340,559	1,666,552	1,269,773
Income tax benefit (expense)	(139,400)	(176,869)	(172,384)	(131,344)
Net income (loss)	978,338	1,163,690	1,494,168	1,138,429
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(315,260)	(328,339)	(537,711)	(133,087)
Net income (loss) attributable to RenaissanceRe	663,078	835,351	956,457	1,005,342
Dividends on preference shares (Note 10)	(8,844)	(8,844)	(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$654,234	$826,507	$938,769	$987,654
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$15.54	$17.25	$22.03	$20.37
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$15.48	$17.20	$21.94	$20.30

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and six months ended June 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Comprehensive income (loss)
Net income (loss)	$978,338	$1,163,690	$1,494,168	$1,138,429
Change in net unrealized gains (losses) on investments, net of tax	(269)	163	(293)	(136)
Foreign currency translation adjustments, net of tax	(624)	915	(126)	1,126
Comprehensive income (loss)	977,445	1,164,768	1,493,749	1,139,419
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(315,260)	(328,339)	(537,711)	(133,087)
Comprehensive income (loss) attributable to RenaissanceRe	$662,185	$836,429	$956,038	$1,006,332

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and six months ended June 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	42,974	48,928	43,962	50,181
Repurchase of shares (Note 10)	(1,164)	(1,554)	(2,382)	(3,046)
Issuance of performance share and restricted stock awards (Note 10)	1	(4)	231	235
Ending balance	41,811	47,370	41,811	47,370
Additional paid-in capital
Beginning balance	—	1,146,653	—	1,512,435
Repurchase of shares (Note 10)	—	(374,969)	—	(734,623)
Change in redeemable noncontrolling interests	—	(345)	—	(285)
Issuance of performance share and restricted stock awards (Note 10)	—	19,665	—	13,477
Ending balance	—	791,004	—	791,004
Accumulated other comprehensive income (loss)
Beginning balance	(12,152)	(14,844)	(12,626)	(14,756)
Change in net unrealized gains (loss) on investments, net of tax	(269)	163	(293)	(136)
Foreign currency translation adjustments, net of tax	(624)	915	(126)	1,126
Ending balance	(13,045)	(13,766)	(13,045)	(13,766)
Retained earnings
Beginning balance	10,733,419	8,417,766	10,827,321	8,276,152
Net income (loss)	978,338	1,163,690	1,494,168	1,138,429
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(315,260)	(328,339)	(537,711)	(133,087)
Repurchase of shares (Note 10)	(348,850)	—	(700,168)	—
Change in redeemable noncontrolling interests	(2,430)	—	(2,844)	—
Issuance of performance share and restricted stock awards (Note 10)	21,959	—	12,865	—
Dividends on common shares (Note 10)	(16,889)	(19,187)	(34,500)	(38,720)
Dividends on preference shares (Note 10)	(8,844)	(8,844)	(17,688)	(17,688)
Ending balance	11,041,443	9,225,086	11,041,443	9,225,086
Total shareholders’ equity attributable to RenaissanceRe	$11,820,209	$10,799,694	$11,820,209	$10,799,694

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Six months ended
	June 30, 2026	June 30, 2025
Cash flows provided by (used in) operating activities
Net income (loss)	$1,494,168	$1,138,429
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(47,573)	9,156
Equity in undistributed (earnings) losses of other ventures	(5,503)	(8,601)
Net realized and unrealized (gains) losses on investments	300,285	(365,719)
Change in:
Premiums receivable	(1,016,961)	(1,815,384)
Prepaid reinsurance premiums	(573,964)	(527,315)
Reinsurance recoverable	36,427	180,417
Deferred acquisition costs and value of business acquired	(167,589)	(179,919)
Reserve for claims and claim expenses	(33,211)	1,610,272
Unearned premiums	1,147,863	1,610,740
Reinsurance balances payable	515,495	243,620
Other	(109,513)	(268,362)
Net cash provided by (used in) operating activities	1,539,924	1,627,334
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	9,506,883	7,036,234
Purchases of fixed maturity investments trading	(9,988,155)	(6,198,055)
Proceeds from sales of short term investments	25,333,612	17,018,711
Purchases of short term investments	(24,482,022)	(18,387,556)
Proceeds from sales of equity investments	472,453	601
Purchases of equity investments	(647,381)	(766,571)
Proceeds from sales of other investments	691,558	619,059
Purchases of other investments	(1,112,900)	(859,651)
Purchases of investments in other ventures	(24,844)	(565)
Return of investments in other ventures	2,432	203
Net settlements of derivatives	37,135	287,036
Net cash provided by (used in) investing activities	(211,229)	(1,250,554)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(34,500)	(38,720)
Dividends paid – preference shares	(17,688)	(17,688)
RenaissanceRe common share repurchases	(702,466)	(731,358)
Repayment of debt	—	(450,000)
Issuance of debt, net of expenses	—	789,992
Repayment of Medici Revolving Credit Facility	—	(40,000)
Drawdown of Medici Revolving Credit Facility	—	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	4,500	103,825
Redemptions of third-party redeemable noncontrolling interest shares	(965,454)	(296,645)
Taxes paid on withholding shares	(27,194)	(21,533)
Net cash provided by (used in) financing activities	(1,742,802)	(627,127)
Effect of exchange rate changes on foreign currency cash	(14,914)	2,424
Net increase (decrease) in cash and cash equivalents	(429,021)	(247,923)
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,302,160	$1,428,681

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
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
These consolidated financial statements include the results of the Company, its subsidiaries, and all variable interest entities (“VIEs”) in which the Company is considered to be the primary beneficiary.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At June 30, 2026	At December 31, 2025
Corporate	$9,916,723	$8,528,828
U.S. treasuries	9,308,212	10,641,503
Residential mortgage-backed	2,690,648	2,606,882
Asset-backed	1,688,500	1,606,790
Non-U.S. government	683,983	691,912
Agencies	560,030	486,817
Commercial mortgage-backed	337,334	321,591
Total fixed maturity investments trading	$25,185,430	$24,884,323

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At June 30, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,700,129	$1,704,698	$2,072,111	$2,081,003
Due after one through five years	12,039,742	12,026,964	12,450,807	12,606,212
Due after five through ten years	6,046,968	6,008,867	5,039,803	5,109,842
Due after ten years	753,004	728,419	573,271	552,003
Mortgage-backed	3,051,964	3,027,982	2,920,644	2,928,473
Asset-backed	1,689,729	1,688,500	1,601,715	1,606,790
Total	$25,281,536	$25,185,430	$24,658,351	$24,884,323

Equity Investments
The following table summarizes the fair value of equity investments:

	At June 30, 2026	At December 31, 2025
Fixed income exchange traded funds	$1,603,299	$1,582,811
Equity exchange traded funds	102,273	—
Common stock
Financials	139,961	147,996
Other	619	2,183
Total common stock	140,580	150,179
Total equity investments	$1,846,152	$1,732,990

Pledged Investments
At June 30, 2026, $8.2 billion (December 31, 2025 - $8.6 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.2 billion (December 31, 2025 - $2.5 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Reverse Repurchase Agreements
At June 30, 2026, the Company held $120.6 million (December 31, 2025 - $59.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

	At June 30, 2026	At December 31, 2025
Fund investments
Private credit funds	$1,531,757	$1,445,158
Private equity funds	793,136	701,837
Multi-strategy funds (1)	593,071	473,990
Insurance-linked securities funds	162,192	154,514
Equity funds	76,093	—
Total fund investments	3,156,249	2,775,499
Catastrophe bonds	1,772,044	1,613,710
Direct private equity investments	154,876	185,005
Total other investments	$5,083,169	$4,574,214

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
Multi-Strategy Funds and Equity Funds
The Company’s investments in multi-strategy funds, which include hedge funds, are primarily focused on diversified investment strategies across multiple asset classes. Equity funds are primarily focused on global public equities. These investments are generally redeemable at the option of the Company, at less than a month’s notice. Certain restrictions on redemptions, including initial lock-up periods or redemption gates, may also apply to the Company, as defined by each fund’s governing documents. Redemption gates allow the investment manager of a fund to defer part or all of a redemption request so as to not negatively impact the value of the redemption or the value of any interests that remain in the fund.
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
During the six months ended June 30, 2026, investors subscribed for $20.5 million of the participating shares of Medici UCITS. In addition, investors redeemed $23.4 million of the participating shares of Medici UCITS.
During the six months ended June 30, 2025, investors subscribed for $348.7 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company.
For the three and six months ended June 30, 2026, net income of $3.2 million and $5.5 million from Medici UCITS was attributable to the Company (June 30, 2025 - $2.4 million and $3.5 million). At June 30, 2026, the total net asset value of Medici UCITS was $457.6 million, of which $160.0 million was attributable to the Company (December 31, 2025 - $449.9 million and $154.5 million), and the Company’s ownership in Medici UCITS was 35.0% (December 31, 2025 - 34.3%).
Limited Partnerships Entities
The Company’s fund investments are primarily variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. The Company has also invested into some of the same limited partnerships through debt investments included within fixed maturities investments trading. The Company determined that certain of these interests represent investments in VIEs and that it is not required to consolidate these investments because it is not the primary beneficiary of these VIEs. The Company’s maximum exposure to loss with respect to these VIEs is limited to the carrying amounts reported in the Company’s consolidated balance sheets and any unfunded commitment.
The following table summarizes the aggregate carrying amount of investments in unconsolidated VIEs on the Company’s consolidated balance sheets, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
	Carrying Amount	Unfunded Commitments	Total
At June 30, 2026	$3,084,076	$3,489,165	$6,573,241
At December 31, 2025	$2,665,801	$3,207,923	$5,873,724

Catastrophe Bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within 1 to 5 years.
Direct Private Equity Investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed maturity investments trading	$297,222	$282,173	$591,716	$566,896
Short term investments	32,957	48,415	67,263	89,444
Equity investments
Fixed income exchange traded funds	26,119	6,528	47,811	7,712
Common stock (1)	676	615	1,353	1,341
Other investments
Catastrophe bonds	40,095	47,948	80,027	102,702
Fund and direct private equity investments (2)	33,333	21,692	58,544	40,415
Cash and cash equivalents	9,420	12,333	20,583	23,443
	439,822	419,704	867,297	831,953
Investment expenses	(7,333)	(6,596)	(14,306)	(13,492)
Net investment income	$432,489	$413,108	$852,991	$818,461

(1)In the fourth quarter of 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”
Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed maturity investments trading	$(119,520)	$94,579	(356,644)	330,854
Investment-related derivatives (1)	128,243	175,431	82,385	317,077
Equity investments	14,097	23,871	(52,985)	26,829
Other investments
Catastrophe bonds	(1,125)	(14,016)	(12,954)	(54,429)
Fund and direct private equity investments (2)	99,933	69,855	39,913	62,329
Net realized and unrealized gains (losses) on investments	$121,628	$349,720	$(300,285)	$682,660

(1)Included in investment-related derivatives for the three and six months ended June 30, 2026 are gains (losses) related to fixed maturity investment-related derivatives of $4.2 million and $(26.6) million (June 30, 2025 - $54.9 million and $131.5 million), equity investment-related derivatives of $203.2 million and $122.9 million (June 30, 2025 - $87.2 million and $34.7 million) and commodity-related derivatives of $(79.1) million and $(13.8) million (June 30, 2025 - $33.3 million and $150.8 million). Refer to “Note 13. Derivative Instruments” for additional information on investment-related derivatives.
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”

Net realized and unrealized gains (losses) on fixed maturity investments trading and equity investments, is split between realized and unrealized gains (losses) as follows:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Fixed maturity investments trading
Net realized gains (losses)	$(18,225)	$(1,767)	$(38,336)	$8,268
Net unrealized gains (losses)	(101,295)	96,346	(318,308)	322,586
Net realized and unrealized gains (losses)	$(119,520)	$94,579	$(356,644)	$330,854

Equity investments
Net realized gains (losses)	$864	$64	9,067	$72
Net unrealized gains (losses)	13,233	23,807	(62,052)	26,757
Net realized and unrealized gains (losses)	$14,097	$23,871	$(52,985)	$26,829

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At June 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
Corporate	$9,916,723	$—	$9,697,026	$219,697
U.S. treasuries	9,308,212	9,308,212	—	—
Residential mortgage-backed	2,690,648	—	2,690,648	—
Asset-backed	1,688,500	—	1,596,733	91,767
Non-U.S. government	683,983	—	683,983	—
Agencies	560,030	—	560,030	—
Commercial mortgage-backed	337,334	—	337,334	—
Total fixed maturity investments trading	25,185,430	9,308,212	15,565,754	311,464
Short term investments	3,949,012	8,815	3,940,197	—
Equity investments
Fixed income exchange traded funds	1,603,299	1,603,299	—	—
Equity exchange traded funds	102,273	102,273	—	—
Common stock	140,580	140,580	—	—
Total equity investments	1,846,152	1,846,152	—	—
Other investments
Catastrophe bonds	1,772,044	—	1,772,044	—
Direct private equity investments	154,876	—	131,251	23,625
	1,926,920	—	1,903,295	23,625
Fund investments (1)	3,156,249	—	—	—
Total other investments	5,083,169	—	1,903,295	23,625
Other assets and (liabilities)
Derivative assets (2)	31,284	19,808	11,476	—
Derivative liabilities (2)	(34,267)	(9,281)	(24,986)	—
Total other assets and (liabilities)	(2,983)	10,527	(13,510)	—
	$36,060,780	$11,173,706	$21,395,736	$335,089

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
Assets and Liabilities Measured at Fair Value
Fixed Maturity Investments
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
Level 3 - The Company’s corporate fixed maturity investments included certain investments whose fair value was obtained using significant unobservable inputs which were not developed by the Company. These investments were valued by the Company’s external investment managers without significant adjustment. The Company’s external investment managers have used independent third parties to determine the fair value of these securities. At December 31, 2025, these investments were valued at recent transaction price, due to a lack of observable pricing inputs. At June 30, 2026 and December 31, 2025, these securities had a weighted average credit quality of BBB.
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
Asset-backed
Level 2 - The Company’s asset-backed fixed maturity investments primarily consist of collateralized loan obligations, along with asset-backed finance and other receivables. Securities held in these sectors are primarily priced by pricing services. The pricing services apply dealer quotes and other available trade information such as bids and offers, prepayment speeds which may be adjusted for the underlying collateral or current price data, the U.S. treasury curve and swap curve as well as cash settlement. The pricing services determine the expected cash flows for each security held in this sector using historical prepayment and default projections for the underlying collateral and current market data. In addition, a spread is applied to the relevant benchmark and used to discount the cash flows noted above to determine the fair value of the securities held in this sector.
Level 3 - At June 30, 2026, the Company’s asset-backed fixed maturity investments included $50.2 million (December 31, 2025 - $Nil) whose fair value was obtained using significant unobservable inputs which were not developed by the Company. These investments were valued by the Company’s external investment managers without significant adjustment. The Company’s external investment managers have used independent third parties to determine the fair value of these securities. At June 30, 2026, these securities had a weighted average credit quality of BBB.
The Company’s asset-backed fixed maturity investments also included $41.6 million (December 31, 2025 - $39.9 million) of investments with the fair value obtained through the use of discounted cash flow models developed by the Company, due to a lack of observable pricing inputs. At June 30, 2026 and December 31, 2025, these securities had a weighted average credit quality of BBB.
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
Level 3 - The Company’s other investments included direct private equity investments which are recorded at fair value obtained through the use of internal valuation models. The Company measured the fair value of these investments using multiples of net tangible book value, excluding mark-to-market impacts on invested assets, of the underlying entities. The significant unobservable inputs used in the fair value measurement of these investments are liquidity discount rates applied to each of the book value multiples used in the internal valuation models, and discount rates applied to the expected cash flows of the underlying entities in various scenarios. These unobservable inputs in isolation can cause significant increases or decreases in fair value. Generally, an increase in the liquidity discount rate or discount rates would result in a decrease in the fair value of these private equity investments.
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
Assumed and Ceded (Re)insurance Contracts
Level 3 - During the first quarter of 2026, the Company’s assumed and ceded (re)insurance contracts accounted for at fair value expired, and, as a result, at June 30, 2026, future cash flows are expected to be immaterial. At December 31, 2025, the related net liability was not material. The fair value of these contracts had been determined through the use of an internal valuation model. The most significant unobservable inputs included the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows.
Level 3 Assets and Liabilities Measured at Fair Value
Quantitative Information About Level 3 Fair Value Measurements
Below is a summary of quantitative information regarding the significant unobservable inputs (Level 3) developed by the Company in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At June 30, 2026	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Asset-backed	$41,609	Discounted cash flow	Discount rate	11.3%
Other investments
Direct private equity investments	23,625	Internal valuation model	Discount rate	12.0%
			Liquidity discount	10.0%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$65,234

At December 31, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Corporate	$114,256	Recent transaction price	N/A	N/A
Asset-backed	39,859	Discounted cash flow	Discount rate	11.3%
Total fixed maturity investments trading	154,115
Other investments
Direct private equity investments	27,995	Internal valuation model	Discount rate	13.0%
			Liquidity discount	10.0%
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	Internal valuation model	Net undiscounted cash flows	$12,836
			Expected loss ratio	—%
			Discount rate	3.7%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$182,076

Reconciliation of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Fixed Maturity Investments Trading		Other Investments
	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - April 1, 2026	$144,696	$83,652	$24,296	$—	$252,644
Net investment income	—	1,166	82	—	1,248
Net realized and unrealized gains (losses) on investments	—	(366)	(755)	—	(1,121)
Net foreign exchange gains (losses)	—	—	2	—	2
Purchases	75,001	8,245	—	—	83,246
Sales	—	(25)	—	—	(25)
Settlements	—	(905)	—	—	(905)
Balance - June 30, 2026	$219,697	$91,767	$23,625	$—	$335,089

	Fixed Maturity Investments Trading		Other Investments
	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2026	$114,256	$39,859	$27,995	$(34)	$182,076
Net investment income	—	2,318	163	—	2,481
Net realized and unrealized gains (losses) on investments	—	(292)	(4,526)	—	(4,818)
Other income (loss)	—	—	—	17	17
Net foreign exchange gains (losses)	—	—	(7)	—	(7)
Purchases	105,441	50,888	—	—	156,329
Sales	—	(25)	—	—	(25)
Settlements	—	(981)	—	17	(964)
Balance - June 30, 2026	$219,697	$91,767	$23,625	$—	$335,089

	Fixed Maturity Investments Trading	Other Investments
	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - April 1, 2025	$—	$38,987	$(234)	$38,753
Net investment income	—	70	—	70
Net realized and unrealized gains (losses) on investments	—	(3,778)	—	(3,778)
Other income (loss)	—	—	126	126
Net foreign exchange gains (losses)	—	29	—	29
Purchases	41,459	—	—	41,459
Settlements	(523)	—	(42)	(565)
Balance - June 30, 2025	$40,936	$35,308	$(150)	$76,094

	Fixed Maturity Investments Trading	Other Investments
	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$—	$43,777	$(405)	$43,372
Net investment income	—	139	—	139
Net realized and unrealized gains (losses) on investments	—	(8,651)	—	(8,651)
Other income (loss)	—	—	493	493
Net foreign exchange gains (losses)	—	43	—	43
Purchases	41,459	—	—	41,459
Settlements	(523)	—	(238)	(761)
Balance - June 30, 2025	$40,936	$35,308	$(150)	$76,094

The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for other investments and certain assumed and ceded (re)insurance contracts at fair value using the guidance under FASB ASC Topic 825, Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities.
The change in fair value of other investments resulted in net unrealized gains on investments for the three and six months ended June 30, 2026 of $83.0 million and $0.9 million (June 30, 2025 - gains of $68.7 million and $19.8 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

	At June 30, 2026		At December 31, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private credit funds	$1,531,757	$2,021,558	$1,445,158	$1,605,126
Private equity funds	793,136	634,527	701,837	661,159
Multi-strategy funds (1)	593,071	—	473,990	—
Insurance-linked securities funds	162,192	—	154,514	—
Equity funds	76,093	—	—	—
Total other investments measured using net asset valuations	$3,156,249	$2,656,085	$2,775,499	$2,266,285

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

Debt
Included in the Company’s consolidated balance sheet at June 30, 2026 were debt obligations with a carrying value of $2.3 billion (December 31, 2025 - $2.3 billion), consisting of $2.2 billion classified as Level 2 and $99.3 million classified as Level 3 (December 31, 2025 - $2.2 billion and $99.2 million). At June 30, 2026, the fair value of the Level 2 and Level 3 debt obligations were $2.3 billion and $98.3 million, respectively (December 31, 2025 - $2.3 billion and $100.2 million).
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on claims and claim expenses incurred:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Premiums Written
Direct	$222,150	$230,764	$426,561	$474,420
Assumed	2,772,274	3,190,416	6,046,736	7,102,263
Ceded	(717,464)	(650,910)	(1,518,041)	(1,362,884)
Net premiums written	$2,276,960	$2,770,270	$4,955,256	$6,213,799

Premiums Earned
Direct	$223,560	$246,999	$436,116	$498,893
Assumed	2,480,522	2,614,285	4,891,096	5,469,612
Ceded	(504,561)	(449,130)	(944,077)	(835,570)
Net premiums earned	$2,199,521	$2,412,154	$4,383,135	$5,132,935

Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,246,114	$1,067,108	$2,279,144	$4,171,950
Claims and claim expenses recovered	(303,736)	(24,985)	(352,795)	(386,069)
Net claims and claim expenses incurred	$942,378	$1,042,123	$1,926,349	$3,785,881

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
At June 30, 2026, the Company’s premiums receivable balance was $8.3 billion (December 31, 2025 - $7.3 billion). Of the Company’s premiums receivable balance as of June 30, 2026, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $2.0 million at June 30, 2026 (December 31, 2025 - $3.2 million).
The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$2,612	$3,955	$3,181	$4,631
Provision for (release of) allowance	526	(683)	(43)	(1,359)
Charge-offs	(1,110)	—	(1,110)	—
Ending balance	$2,028	$3,272	$2,028	$3,272

Reinsurance Recoverable
Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At June 30, 2026, the Company’s reinsurance recoverable balance was $3.9 billion (December 31, 2025 - $3.9 billion). Of the Company’s reinsurance recoverable balance at June 30, 2026, 41.8% is fully collateralized by the Company’s reinsurers, 56.9% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.3% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2025 - 46.9%, 51.5% and 1.6%, respectively). The reinsurers with the three largest balances accounted for 12.8%, 10.1% and 5.9%, respectively, of the Company’s reinsurance recoverable balance at June 30, 2026 (December 31, 2025 - 12.6%, 10.1% and 7.0%, respectively).
The provision for current expected credit losses was $11.8 million at June 30, 2026 (December 31, 2025 - $13.2 million). The three largest company-specific components of the provision for current expected credit losses represented 16.1%, 14.5% and 5.2%, respectively, of the Company’s total provision for current expected credit losses at June 30, 2026 (December 31, 2025 - 20.4%, 17.2% and 4.8%, respectively).
The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$12,551	$10,823	$13,205	$11,730
Provision for (release of) allowance	(711)	(15)	(1,365)	(922)
Ending balance	$11,840	$10,808	$11,840	$10,808

NOTE 6. RESERVE FOR CLAIMS AND CLAIM EXPENSES
The Company believes the most significant accounting judgment made by management is its estimate of claims and claim expense reserves. Claims and claim expense reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs for unpaid claims and claim expenses arising from the insurance and reinsurance contracts the Company sells. The Company’s reserve for claims and claim expenses is a combination of case reserves, additional case reserves (“ACR”) and incurred but not reported losses and incurred but not enough reported losses (collectively referred to as “IBNR”). Case reserves are losses reported to the Company by insureds and ceding companies, but which have not yet been paid. If deemed necessary and in certain situations, either the Company establishes, or the Company’s clients report, ACR. Client reported ACR represents the client’s estimate of additional contract specific claims in excess of the case reserves they have reported to the Company. ACR established by the Company represents the Company’s estimates for claims related to specific contracts which the Company believes may not be adequately estimated by the client as of that date or is not within the IBNR. The Company establishes IBNR using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. The Company’s reserving committee, which includes members of the Company’s senior management, reviews, discusses, and assesses the reasonableness and adequacy of the reserving estimates included in the unaudited consolidated financial statements.
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At June 30, 2026	Case Reserves	ACR	IBNR	Total
Property	$1,618,503	$1,436,824	$1,972,558	$5,027,885
Casualty and Specialty	3,769,361	451,036	13,020,852	17,241,249
Total	$5,387,864	$1,887,860	$14,993,410	$22,269,134

At December 31, 2025
Property	$1,797,427	$1,679,848	$2,208,709	$5,685,984
Casualty and Specialty	3,393,451	327,941	12,894,969	16,616,361
Total	$5,190,878	$2,007,789	$15,103,678	$22,302,345

Activity in the reserve for claims and claim expenses is summarized as follows:

Six months ended June 30,	2026	2025
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$18,402,432	$16,822,101
Net incurred related to:
Current year	2,287,789	4,251,465
Prior years	(361,440)	(465,584)
Total net incurred	1,926,349	3,785,881
Net paid related to:
Current year	110,465	678,357
Prior years	1,784,294	1,598,704
Total net paid	1,894,759	2,277,061
Foreign exchange and other (1)	(28,374)	281,869
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,405,648	18,612,790
Reinsurance recoverable, end of period	3,863,486	4,300,973
Reserve for claims and claim expenses, end of period	$22,269,134	$22,913,763

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
The following table details the Company’s net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

Six months ended June 30,	2026	2025
Property	$(418,213)	$(453,634)
Casualty and Specialty	56,773	(11,950)
Total net (favorable) adverse development of prior accident years net claims and claim expenses (1)	$(361,440)	$(465,584)

(1)In the six months ended June 30, 2026, the total net (favorable) adverse development of prior accident years net claims and claim expenses included amortization of fair value adjustments of $14.7 million, principally related to the Validus Acquisition (June 30, 2025 - $20.6 million)
Changes to prior year estimated net claims and claim expenses increased net income by $361.4 million during the six months ended June 30, 2026 (June 30, 2025 - $465.6 million), excluding the consideration of changes in reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and small catastrophe events and attritional loss movements:

Six months ended June 30,	2026	2025
Catastrophe net claims and claim expenses
Large catastrophe events
2025 Large Loss Events (1)	$(26,424)	$—
2024 Large Loss Events (2)	(78,291)	(10,415)
2023 Large Loss Events (3)	(26,479)	(52,710)
2022 Weather-Related Large Losses (4)	(37,433)	(63,586)
2021 Weather-Related Large Losses (5)	(26,371)	(27,372)
2020 Weather-Related Large Loss Events (6)	3,096	(144)
2019 Large Loss Events (7)	(862)	(1,074)
2018 Large Loss Events (8)	594	(4,874)
2017 Large Loss Events (9)	(3,258)	(14,664)
Total large catastrophe events	(195,428)	(174,839)
Total small catastrophe events and attritional loss movements (10)	(197,085)	(245,695)
Total catastrophe and attritional net claims and claim expenses	(392,513)	(420,534)
Actuarial assumption changes	(25,700)	(33,100)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(418,213)	$(453,634)

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
(10)In the six months ended June 30, 2026, total small catastrophe events and attritional loss movements included amortization of fair value adjustments of $3.7 million, principally related to the Validus Acquisition (June 30, 2025 - $5.2 million).
2026
The net favorable development of prior accident years net claims and claim expenses on the large catastrophe events was primarily driven by better than expected loss emergence across the 2021 to 2025 accident years.

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
Casualty and Specialty Segment
The following table details the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Casualty and Specialty segment:

Six months ended June 30,	2026	2025
Actuarial methods - actual reported claims less than expected claims (1)	$(39,052)	$(31,789)
Actuarial assumption changes	95,825	19,839
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$56,773	$(11,950)

(1)In the six months ended June 30, 2026, actuarial methods included amortization of fair value adjustments of $11.1 million, principally related to the Validus Acquisition (June 30, 2025 - $15.4 million).
The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
The net adverse development of prior accident years net claims and claim expenses during the six months ended June 30, 2026, was largely driven by actuarial assumption changes primarily impacting the general liability line of business, partially offset by net favorable development within the Company’s other specialty and credit classes, mainly driven by reported losses coming in lower than expected on attritional net claims and claim expenses. Net adverse development also included $54.0 million from a shift of previously reported loss estimates for the Baltimore Bridge Collapse to Casualty and Specialty from the other property class.
The net favorable development of prior accident years net claims and claim expenses during the six months ended June 30, 2025 was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses. Net favorable development arose principally within the Company’s other specialty, professional liability and credit classes, partially offset by adverse development in the general liability line of business.

NOTE 7. DEBT AND CREDIT FACILITIES
At June 30, 2026, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2025, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At June 30, 2026, the Company believes that it was in compliance with its debt covenants.
Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At June 30, 2026		At December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.003% Senior Notes due 2035 (Fontana) (1)	$98,320	$99,264	$100,165	$99,224
5.950% Senior Notes due 2035 (DaVinci) (2)	308,010	297,134	310,182	296,972
5.800% Senior Notes due 2035	511,000	494,105	523,945	493,770
5.750% Senior Notes due 2033	768,300	743,476	786,518	743,009
3.600% Senior Notes due 2029	388,640	397,422	391,708	396,966
3.450% Senior Notes due 2027	297,060	299,506	297,474	299,260
Total debt	$2,371,330	$2,330,907	$2,409,992	$2,329,201

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At June 30, 2026	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	176,605
Unsecured	285,000
$461,605

(1)At June 30, 2026, no amounts were issued or drawn under this facility.

NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At June 30, 2026	At December 31, 2025
Redeemable noncontrolling interest - DaVinci	$3,496,477	$3,701,637
Redeemable noncontrolling interest - Medici	1,444,350	1,398,166
Redeemable noncontrolling interest - Vermeer	1,888,913	1,922,431
Redeemable noncontrolling interest - Fontana	513,613	579,858
Redeemable noncontrolling interests	$7,343,353	$7,602,092

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Redeemable noncontrolling interest - DaVinci	$205,117	$218,453	$362,017	$106,012
Redeemable noncontrolling interest - Medici	26,313	38,993	46,120	54,156
Redeemable noncontrolling interest - Vermeer	64,783	57,425	116,482	(49,655)
Redeemable noncontrolling interest - Fontana	19,047	13,468	13,092	22,574
Net income (loss) attributable to redeemable noncontrolling interests (1)	$315,260	$328,339	$537,711	$133,087

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

2026
During the six months ended June 30, 2026, DaVinci repurchased $750.0 million of its shares, including $182.5 million from the Company. In addition, RenaissanceRe purchased an aggregate of $81.3 million of shares from third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2026, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $660.4 million as a result of distributions to and redemptions of shares from third-party investors.
At June 30, 2026, DaVinci’s standalone consolidated balance sheet included total assets and total liabilities of $7.5 billion and $2.9 billion, respectively (December 31, 2025 - $7.2 billion and $2.3 billion, respectively). The total assets included $5.9 billion of investments and $1.6 billion of all other aggregated assets (December 31, 2025 - $6.2 billion and $978.5 million, respectively). The total liabilities included $1.3 billion of reserve for claims and claim expenses, $297.1 million of debt and $1.4 billion of all other aggregated liabilities (December 31, 2025 - $1.5 billion, $297.0 million and $554.8 million, respectively). The Company’s noncontrolling economic ownership in DaVinci was 26.3% at June 30, 2026 (December 31, 2025 - 24.3%).
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
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$3,291,360	$2,992,338	$3,701,637	$3,061,708
Redemption of shares from redeemable noncontrolling interests, net of adjustments	—	—	(649,164)	(26,929)
Sale of shares to redeemable noncontrolling interests, net of adjustments	—	—	—	70,000
Net income (loss) attributable to redeemable noncontrolling interest, net of consolidation adjustments	205,117	218,453	444,004	106,012
Ending balance	$3,496,477	$3,210,791	$3,496,477	$3,210,791

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
2026
During the six months ended June 30, 2026, investors subscribed for $196.0 million of the participating, non-voting common shares of Medici, including $150.0 million from the Company. In addition, investors redeemed $45.9 million of the participating, non-voting common shares of Medici.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2026, RenaissanceRe received cash inflows of $4.5 million from subscriptions of shares in Medici by third-party investors and paid $75.7 million as a result of redemptions of shares from third-party investors.
At June 30, 2026, Medici’s standalone balance sheet included total assets and total liabilities of $1.9 billion and $88.6 million, respectively (December 31, 2025 - $1.7 billion and $133.2 million, respectively). The total assets included $1.8 billion of investments and $16.9 million of all other aggregated assets (December 31, 2025 - $1.7 billion and $23.3 million, respectively). The total liabilities included $88.6 million of all other aggregated liabilities (December 31, 2025 - $133.2 million). The Company’s noncontrolling economic ownership in Medici was 18.9% at June 30, 2026 (December 31, 2025 - 11.3%).
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
During the six months ended June 30, 2025, RenaissanceRe received cash inflows of $103.8 million from subscriptions of shares in Medici by third-party investors, and paid $359.6 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$1,433,068	$1,469,402	$1,398,166	$1,646,745
Redemption of shares from redeemable noncontrolling interests, net of adjustments	(15,031)	(56,734)	(45,936)	(295,529)
Sale of shares to redeemable noncontrolling interests	—	81,329	46,000	142,932
Net income (loss) attributable to redeemable noncontrolling interest	26,313	38,993	46,120	54,156
Dividends on common shares	—	—	—	(15,314)
Ending balance	$1,444,350	$1,532,990	$1,444,350	$1,532,990

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
2026
During the six months ended June 30, 2026, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were $150.0 million dividends declared and paid to PFZW.
At June 30, 2026, Vermeer’s standalone balance sheet included total assets and total liabilities of $2.2 billion and $349.4 million, respectively (December 31, 2025 - $2.3 billion and $411.4 million, respectively). The total assets included $2.0 billion of investments and $285.0 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $332.7 million, respectively). The total liabilities included $73.6 million of reserve for claims and claim expenses and $275.8 million of all other aggregated liabilities (December 31, 2025 - $91.2 million and $320.2 million, respectively).
2025
During the six months ended June 30, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$1,824,130	$1,692,777	$1,922,431	$1,799,857
Dividends on common shares	—	—	(150,000)	—
Net income (loss) attributable to redeemable noncontrolling interest	64,783	57,425	116,482	(49,655)
Ending balance	$1,888,913	$1,750,202	$1,888,913	$1,750,202

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
2026
During the six months ended June 30, 2026, RenaissanceRe purchased an aggregate of $79.3 million of its limited partner interest in Fontana from third-party investors.

The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the six months ended June 30, 2026, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $79.3 million as a result of redemptions of the limited partner interest from third-party investors.
At June 30, 2026, Fontana’s standalone consolidated balance sheet included total assets and total liabilities of $3.1 billion and $2.3 billion, respectively (December 31, 2025 - $2.9 billion and $2.1 billion, respectively). The total assets included $2.2 billion of investments and $880.0 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $889.0 million, respectively). The total liabilities included $1.5 billion of reserve for claims and claim expenses, $99.3 million of debt and $650.2 million of all other aggregated liabilities (December 31, 2025 - $1.4 billion, $99.2 million and $620.6 million, respectively). As a result of these transactions, the Company’s noncontrolling economic ownership in Fontana was 38.4% at June 30, 2026 (December 31, 2025 - 28.7%).
2025
During the six months ended June 30, 2025, investors subscribed for $100.0 million of the limited partner interest of Fontana, including $70.8 million from the Company. In addition, RenaissanceRe sold an aggregate of $100.0 million of its limited partner interest in Fontana to third-party investors and purchased an aggregate of $72.0 million of its limited partner interest in Fontana from third-party investors.
During the six months ended June 30, 2025, RenaissanceRe received no subscriptions for the limited partner interest of Fontana by third-party investors, and paid $72.0 million as a result of redemptions of the limited partner interest from third-party investors.
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Beginning balance	$494,566	$535,656	$579,858	$469,439
Redemption of limited partner interest from redeemable noncontrolling interest	—	—	(79,337)	(72,044)
Sale of limited partner interest to redeemable noncontrolling interest	—	—	—	129,155
Net income (loss) attributable to redeemable noncontrolling interest	19,047	13,468	13,092	22,574
Ending balance	$513,613	$549,124	$513,613	$549,124

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
2026
During the six months ended June 30, 2026, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $18.5 million of capital to investors of Upsilon RFO Diversified I, II and III, including $2.0 million to the Company and returned $19.1 million to investors of Upsilon RFO Diversified IV.
At June 30, 2026, Upsilon RFO’s balance sheet included total assets and total liabilities of Diversified I, II and III of $578.6 million and $577.7 million, respectively (December 31, 2025 - $653.0 million and $652.1 million, respectively). The total assets included $496.2 million of investments and $82.3 million of all other aggregated assets (December 31, 2025 - $526.8 million and $126.2 million, respectively). The total liabilities included $257.9 million of reserve for claims and claim expenses and $319.8 million of all other aggregated liabilities (December 31, 2025 - $305.8 million and $346.3 million, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $34.4 million (December 31, 2025 - $32.7 million) is attributable to the Company, and $286.1 million (December 31, 2025 - $264.8 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $100.8 million (December 31, 2025 - $101.8 million) is attributable to third-party investors. At June 30, 2026, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 13.0% (December 31, 2025 - 12.7%).
2025
During the six months ended June 30, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $191.7 million of capital to investors of Upsilon RFO Diversified I, II and III, including $23.6 million to the Company, and returned $21.9 million of capital to investors of Upsilon RFO Diversified IV.

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
2026
During the six months ended June 30, 2026, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $14.5 million of capital to investors.
The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.4 million at June 30, 2026 (December 31, 2025 - $0.4 million). At June 30, 2026, the total assets and total liabilities of Upsilon Diversified were $268.4 million and $25.7 million, respectively (December 31, 2025 - $278.4 million and $42.6 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $263.7 million at June 30, 2026 (December 31, 2025 - $254.7 million).
2025
During the six months ended June 30, 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $177.4 million of capital to investors, including $0.2 million to the Company. In addition, third-party investors subscribed for $17.5 million of non-voting preference shares.
NOC1
NOC1 is a segregated account of Upsilon Fund formed in 2023, that provides a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. NOC1 is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of NOC1, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to NOC1. Accordingly, the Company does not consolidate the financial position or results of operations of NOC1. The Company does not have, and does not expect to have, a material investment in NOC1 and expects its absolute and relative ownership in NOC1 to remain minimal. During the three months ended June 30, 2026, $196.6 million of capital was distributed to investors, including $2.0 million to the Company, following a full redemption of NOC1. Other than its prior equity investment in NOC1, the Company has not provided financial or other support to NOC1 that it was not contractually required to provide.
The fair value of the Company’s indirect equity ownership in NOC1 is included in investments in other ventures and was $Nil at June 30, 2026 (December 31, 2025 - $1.9 million). At June 30, 2026, the total assets and total liabilities of NOC1 were $Nil (December 31, 2025 - $192.7 million and $0.5 million, respectively).
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
At June 30, 2026, the total assets and total liabilities of Stratos were $272.5 million and $1.4 million, respectively (December 31, 2025 - $261.9 million and $0.2 million, respectively).
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
The Company recognized ceded premiums written related to the ceded reinsurance contracts with Mona Lisa Re of $83.6 million during the six months ended June 30, 2026 (June 30, 2025 - $71.8 million). In addition, the Company recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $41.2 million during the six months ended June 30, 2026 (June 30, 2025 - $44.6 million).
At June 30, 2026, the total assets and total liabilities of Mona Lisa Re were $941.8 million and $941.8 million, respectively (December 31, 2025 - $1.1 billion and $1.1 billion, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $4.5 million at June 30, 2026 (December 31, 2025 - $3.4 million).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $2.2 million at June 30, 2026 (December 31, 2025 - $2.2 million). At June 30, 2026, AlphaCat Funds, AlphaCat Re and OmegaCat Re had combined total assets and total liabilities of $429.3 million and $196.6 million, respectively (December 31, 2025 - $1.1 billion and $496.1 million, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 3. Investments” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.41 per common share, payable to common shareholders of record on March 13, 2026 and June 15, 2026, and the Company paid the dividends on March 31, 2026 and June 30, 2026, respectively.
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
During the six months ended June 30, 2026, the Company paid $17.7 million in preference share dividends (June 30, 2025 - $17.7 million) and $34.5 million in common share dividends (June 30, 2025 - $38.7 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On May 6, 2026, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized.
During the six months ended June 30, 2026, the Company repurchased and cancelled 2.4 million common shares at an aggregate cost of $702.5 million and an average price of $294.96 per common share. At June 30, 2026, $557.0 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.
Refer to Note 15. “Subsequent Events” for additional information related to the share repurchase program subsequent to June 30, 2026.
NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
(common shares in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$654,234	$826,507	$938,769	$987,654
Amount allocated to participating common shareholders (1)	(11,065)	(13,344)	(15,411)	(15,269)
Net income (loss) allocated to RenaissanceRe common shareholders	$643,169	$813,163	$923,358	$972,385
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	41,379	47,140	41,906	47,737
Per common share equivalents of non-vested shares (2)	166	146	180	163
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	41,545	47,286	42,086	47,900
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$15.54	$17.25	$22.03	$20.37
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$15.48	$17.20	$21.94	$20.30

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
The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

Three months ended June 30, 2026	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,551,685	$1,442,739	$—	$2,994,424
Net premiums written	$1,203,424	$1,073,536	$—	$2,276,960
Net premiums earned	$881,611	$1,317,910	$—	$2,199,521
Net claims and claim expenses incurred	(7,079)	949,457	—	942,378
Acquisition expenses	175,436	387,843	—	563,279
Operational expenses	70,579	24,168	—	94,747
Underwriting income (loss)	$642,675	$(43,558)	$—	599,117
Net investment income			432,489	432,489
Net foreign exchange gains (losses)			(7,345)	(7,345)
Equity in earnings (losses) of other ventures			17,829	17,829
Other income (loss)			4,479	4,479
Net realized and unrealized gains (losses) on investments			121,628	121,628
Corporate expenses			(18,681)	(18,681)
Interest expense			(31,778)	(31,778)
Income (loss) before taxes				1,117,738
Income tax benefit (expense)			(139,400)	(139,400)
Net (income) loss attributable to redeemable noncontrolling interests			(315,260)	(315,260)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$654,234

Net claims and claim expenses incurred – current accident year	$250,393	$891,410	$—	$1,141,803
Net claims and claim expenses incurred – prior accident years	(257,472)	58,047	—	(199,425)
Net claims and claim expenses incurred – total	$(7,079)	$949,457	$—	$942,378

Net claims and claim expense ratio – current accident year	28.4%	67.6%		51.9%
Net claims and claim expense ratio – prior accident years	(29.2)%	4.4%		(9.1)%
Net claims and claim expense ratio – calendar year	(0.8)%	72.0%		42.8%
Underwriting expense ratio	27.9%	31.3%		30.0%
Combined ratio	27.1%	103.3%		72.8%

Six months ended June 30, 2026	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,259,105	$3,214,192	$—	$6,473,297
Net premiums written	$2,458,617	$2,496,639	$—	$4,955,256
Net premiums earned	$1,782,349	$2,600,786	$—	$4,383,135
Net claims and claim expenses incurred	77,029	1,849,320	—	1,926,349
Acquisition expenses	332,467	752,662	—	1,085,129
Operational expenses	136,315	47,467	—	183,782
Underwriting income (loss)	$1,236,538	$(48,663)	$—	1,187,875
Net investment income			852,991	852,991
Net foreign exchange gains (losses)			(16,364)	(16,364)
Equity in earnings (losses) of other ventures			38,314	38,314
Other income (loss)			5,726	5,726
Net realized and unrealized gains (losses) on investments			(300,285)	(300,285)
Corporate expenses			(38,141)	(38,141)
Interest expense			(63,564)	(63,564)
Income (loss) before taxes				1,666,552
Income tax benefit (expense)			(172,384)	(172,384)
Net (income) loss attributable to redeemable noncontrolling interests			(537,711)	(537,711)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$938,769

Net claims and claim expenses incurred – current accident year	$495,242	$1,792,547	$—	$2,287,789
Net claims and claim expenses incurred – prior accident years	(418,213)	56,773	—	(361,440)
Net claims and claim expenses incurred – total	$77,029	$1,849,320	$—	$1,926,349

Net claims and claim expense ratio – current accident year	27.8%	68.9%		52.2%
Net claims and claim expense ratio – prior accident years	(23.5)%	2.2%		(8.3)%
Net claims and claim expense ratio – calendar year	4.3%	71.1%		43.9%
Underwriting expense ratio	26.3%	30.8%		29.0%
Combined ratio	30.6%	101.9%		72.9%

Three months ended June 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$1,731,935	$1,689,245	$—	$3,421,180
Net premiums written	$1,325,557	$1,444,713	$—	$2,770,270
Net premiums earned	$868,010	$1,544,144	$—	$2,412,154
Net claims and claim expenses incurred	(7,930)	1,050,053	—	1,042,123
Acquisition expenses	174,200	468,405	—	642,605
Operational expenses	71,569	54,169	—	125,738
Underwriting income (loss)	$630,171	$(28,483)	$—	601,688
Net investment income			413,108	413,108
Net foreign exchange gains (losses)			8,660	8,660
Equity in earnings (losses) of other ventures			20,333	20,333
Other income (loss)			2,624	2,624
Net realized and unrealized gains (losses) on investments			349,720	349,720
Corporate expenses			(23,781)	(23,781)
Interest expense			(31,793)	(31,793)
Income (loss) before taxes				1,340,559
Income tax benefit (expense)			(176,869)	(176,869)
Net (income) loss attributable to redeemable noncontrolling interests			(328,339)	(328,339)
Dividends on preference shares			(8,844)	(8,844)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$826,507

Net claims and claim expenses incurred – current accident year	$258,646	$1,053,187	$—	$1,311,833
Net claims and claim expenses incurred – prior accident years	(266,576)	(3,134)	—	(269,710)
Net claims and claim expenses incurred – total	$(7,930)	$1,050,053	$—	$1,042,123

Net claims and claim expense ratio – current accident year	29.8%	68.2%		54.4%
Net claims and claim expense ratio – prior accident years	(30.7)%	(0.2)%		(11.2)%
Net claims and claim expense ratio – calendar year	(0.9)%	68.0%		43.2%
Underwriting expense ratio	28.3%	33.8%		31.9%
Combined ratio	27.4%	101.8%		75.1%

Six months ended June 30, 2025	Property	Casualty and Specialty	Other	Total
Gross premiums written	$3,862,768	$3,713,915	$—	$7,576,683
Net premiums written	$3,016,551	$3,197,248	$—	$6,213,799
Net premiums earned	$2,115,960	$3,016,975	$—	$5,132,935
Net claims and claim expenses incurred	1,615,327	2,170,554	—	3,785,881
Acquisition expenses	341,845	948,195	—	1,290,040
Operational expenses	135,835	90,088	—	225,923
Underwriting income (loss)	$22,953	$(191,862)	$—	(168,909)
Net investment income			818,461	818,461
Net foreign exchange gains (losses)			1,332	1,332
Equity in earnings (losses) of other ventures			38,161	38,161
Other income (loss)			3,538	3,538
Net realized and unrealized gains (losses) on investments			682,660	682,660
Corporate expenses			(46,591)	(46,591)
Interest expense			(58,879)	(58,879)
Income (loss) before taxes				1,269,773
Income tax benefit (expense)			(131,344)	(131,344)
Net (income) loss attributable to redeemable noncontrolling interests			(133,087)	(133,087)
Dividends on preference shares			(17,688)	(17,688)
Net income (loss) available (attributable) to RenaissanceRe common shareholders				$987,654

Net claims and claim expenses incurred – current accident year	$2,068,961	$2,182,504	$—	$4,251,465
Net claims and claim expenses incurred – prior accident years	(453,634)	(11,950)	—	(465,584)
Net claims and claim expenses incurred – total	$1,615,327	$2,170,554	$—	$3,785,881

Net claims and claim expense ratio – current accident year	97.8%	72.3%		82.8%
Net claims and claim expense ratio – prior accident years	(21.5)%	(0.4)%		(9.0)%
Net claims and claim expense ratio – calendar year	76.3%	71.9%		73.8%
Underwriting expense ratio	22.6%	34.5%		29.5%
Combined ratio	98.9%	106.4%		103.3%

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
The Company is not aware of the existence of any credit-risk related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at June 30, 2026.

Derivative Assets and Liabilities
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value for the Company’s derivative instruments:

	Derivative Assets
At June 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$7,744	$—	$7,744	$—	$7,744
Interest rate swaps	207	—	207	—	207
Foreign currency forward contracts (2)	7,645	—	7,645	—	7,645
Foreign currency forward contracts (3)	2,057	—	2,057	—	2,057
Credit default swaps	184	—	184	—	184
Equity futures	12,065	—	12,065	—	12,065
Total derivative instruments not designated as hedges	29,902	—	29,902	—	29,902
Derivative instruments designated as hedges
Foreign currency forward contracts (3)	1,382	—	1,382	—	1,382
Total	$31,284	$—	$31,284	$—	$31,284

	Derivative Liabilities
At June 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$9,227	$—	$9,227	$7,898	$1,329
Foreign currency forward contracts (2)	22,886	—	22,886	3,350	19,536
Foreign currency forward contracts (3)	1,321	—	1,321	—	1,321
Credit default swaps	627	—	627	627	—
Commodity futures	55	—	55	—	55
Total derivative instruments not designated as hedges	34,116	—	34,116	11,875	22,241
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	151	—	151	—	151
Total	$34,267	$—	$34,267	$11,875	$22,392

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
(4)Contracts designated as hedges of net investments in a foreign operation.

Derivative Notional Exposure
The table below shows the notional exposure by underlying risk of the Company’s recognized derivative contracts:

	At June 30, 2026		At December 31, 2025
	Notional Long Exposure	Notional Short Exposure	Notional Long Exposure	Notional Short Exposure
Derivative instruments not designated as hedges
Interest rate risk
Interest rate futures	$6,589,337	$2,575,495	$7,575,688	$4,179,575
Interest rate swaps (1)	13,030	36,200	—	29,600
Foreign currency risk
Foreign currency forward contracts (2)	967,747	292,202	1,102,740	412,005
Foreign currency forward contracts (3)	152,815	207,197	159,267	186,854
Credit risk
Credit default swaps (4)	46,845	1,453,875	39,500	847,864
Equity price risk
Equity futures	1,643,364	—	1,729,226	—
Commodity price risk
Commodity futures	553,678	—	1,189,027	—
Derivative instruments designated as hedges
Foreign currency risk
Foreign currency forward contracts (5)	—	65,289	—	64,142

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

Amount of Gain (Loss) Recognized on Derivative Instruments
The location and amount of the gain (loss) recognized in the Company’s consolidated statements of operations and consolidated statements of changes in shareholders’ equity related to its derivative instruments are shown in the following table:

	Three months ended		Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivative instruments not designated as hedges
Net realized and unrealized gains (losses) on investments (1)
Interest rate futures	$3,375	$37,692	$(37,836)	$103,895
Credit default swaps	738	17,239	11,174	27,638
Interest rate swaps	66	—	17	—
Total fixed maturity investment-related derivatives	4,179	54,931	(26,645)	131,533
Equity futures	203,195	87,247	122,851	34,700
Total equity investment-related derivatives	203,195	87,247	122,851	34,700
Commodity futures	(79,131)	35,372	(13,821)	153,446
Commodity options	—	(2,119)	—	(2,602)
Total commodity-related derivatives	(79,131)	33,253	(13,821)	150,844
Total net realized and unrealized gains (losses) on investments (1)	128,243	175,431	82,385	317,077
Net foreign exchange gains (losses)
Foreign currency forward contracts (2)	(6,958)	35,673	(20,804)	44,934
Foreign currency forward contracts (3)	(1,357)	(1,788)	1,391	(2,875)
Total net foreign exchange gains (losses)	(8,315)	33,885	(19,413)	42,059
Total derivative instruments not designated as hedges	119,928	209,316	62,972	359,136
Derivative instruments designated as hedges
Accumulated other comprehensive income (loss)
Foreign currency forward contracts (4)	(688)	(3,012)	(2,230)	(3,377)
Total	$119,240	$206,304	$60,742	$355,759

(1)Amount of gain (loss) is included in net realized and unrealized gains (losses) on investment-related derivatives. Refer to “Note 3. Investments” for additional information.
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
Interest Rate Futures
The fair value of interest rate futures is determined using exchange traded prices. The Company’s exposure is primarily in U.S. treasury, Secured Overnight Financing Rate (“SOFR”) and non-U.S. government bond futures contracts.
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
As of June 30, 2026 and December 31, 2025, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions. The weighted average U.S. dollar equivalent of foreign denominated net assets (liabilities) that were hedged during the three and six months ended June 30, 2026 was $65.7 million and $63.0 million (June 30, 2025 - $60.9 million and $59.5 million).
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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to June 30, 2026 and through the period ended July 20, 2026, the Company repurchased 259.4 thousand common shares at an aggregate cost of $82.9 million and an average price of $319.72 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and six months ended June 30, 2026 and 2025, as well as our liquidity and capital resources at June 30, 2026. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2025. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. Refer to “Note on Forward-Looking Statements.”
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
Our current business strategy focuses predominantly on writing reinsurance. We apply our reinsurance lens of approaching risks as a portfolio to the insurance business that we write, primarily through delegated authority arrangements. Through our Capital Partners unit we create and manage innovative joint ventures and managed funds, which provide access to the portfolios our underwriters build. Additionally, we pursue several other opportunities, such as executing customized reinsurance transactions to assume or cede risk, and managing certain strategic investments. We continually explore appropriate and efficient ways to address the risk management needs of our clients and the impact of various regulatory and legislative changes on our operations. From time to time, we consider diversification into new opportunities, either through organic growth, the formation of new joint ventures or managed funds, or the acquisition of, or investment in, other companies or books of business of other companies.
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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the second quarter of 2026, compared to the second quarter of 2025.

Three months ended June 30,	2026	2025	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$2,994,424	$3,421,180	$(426,756)
Net premiums written	$2,276,960	$2,770,270	$(493,310)
Net premiums earned	$2,199,521	$2,412,154	$(212,633)
Net claims and claim expenses incurred	942,378	1,042,123	(99,745)
Acquisition expenses	563,279	642,605	(79,326)
Operational expenses	94,747	125,738	(30,991)
Underwriting income (loss)	$599,117	$601,688	$(2,571)

Net investment income	$432,489	$413,108	$19,381
Equity in earnings (losses) of other ventures (1)	17,829	20,333	(2,504)
Net realized and unrealized gains (losses) on investments	121,628	349,720	(228,092)
Total investment result (1)	$571,946	$783,161	$(211,215)

Net income (loss)	$978,338	$1,163,690	$(185,352)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$654,234	$826,507	$(172,273)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$15.48	$17.20	$(1.72)
Dividends per common share	$0.41	$0.40	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	51.9%	54.4%	(2.5)	pts
Net claims and claim expense ratio – prior accident years	(9.1)%	(11.2)%	2.1	pts
Net claims and claim expense ratio – calendar year	42.8%	43.2%	(0.4)	pts
Underwriting expense ratio	30.0%	31.9%	(1.9)	pts
Combined ratio	72.8%	75.1%	(2.3)	pts

Return on average common equity - annualized	24.0%	33.7%	(9.7)	pts

Book Value	June 30, 2026	March 31, 2026	Change
Book value per common share	$264.77	$250.48	$14.29
Accumulated dividends per common share	30.50	30.09	0.41
Book value per common share plus accumulated dividends	$295.27	$280.57	$14.70
Quarterly change in book value per common share (2)	5.7%
Quarterly change in book value per common share plus change in accumulated dividends (2)	5.9%

(1)In the fourth quarter of 2025, we revised our presentation of “total investment results” to include equity in earnings (losses) of other ventures. Comparative periods presented have been updated to conform to the current presentation.
(2)Represents the percentage change during the three months ended June 30, 2026.

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $654.2 million in the second quarter of 2026, compared to $826.5 million in the second quarter of 2025, a decrease of $172.3 million. In the second quarter of 2026, we generated an annualized return on average common equity of 24.0%. Our book value per common share increased from $250.48 at March 31, 2026 to $264.77 at June 30, 2026, a 5.7% increase, or a 5.9% increase after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the second quarter of 2026, on a comparative basis to the second quarter of 2025, included:
•Underwriting Results
–underwriting income of $599.1 million, remained consistent with the second quarter of 2025, decreasing by $2.6 million, and resulted in a combined ratio of 72.8%, an improvement of 2.3 percentage points, primarily driven by:
◦a lower level of catastrophe losses in the second quarter of 2026, compared to the second quarter of 2025, partially offset by less favorable prior year development; and
◦an improvement of 1.9 percentage points to the underwriting expense ratio, largely due to the Bermuda tax credits recorded in the second quarter of 2026, and a decrease in purchase accounting adjustments compared to the second quarter of 2025.
–gross premiums written and net premiums written decreased by $426.8 million and $493.3 million, respectively, reflecting rate reductions and exposure reductions compared to the second quarter of 2025, as well as an increase in retrocessional coverage purchased within the Casualty and Specialty segment.
•Investment Results
–total investment result decreased by $211.2 million, driven by:
◦a decrease of $228.1 million in net realized and unrealized gains (losses) on investments, primarily reflecting an increase in net losses on fixed maturity-related investments and commodity-related investments as a result of increases in market yields and decreases in gold futures prices, respectively, and partially offset by
◦an increase in net gains on equity-related investments primarily due to increased exposure to equity-futures and favorable price changes.
–net investment income of $432.5 million included $118.1 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $83.0 million, a decrease of $11.9 million, primarily driven by a decrease in management fee income, largely due to a recapture of previously deferred management fees in the second quarter of 2025 which did not repeat in the second quarter of 2026, and lower management fees in DaVinci and Fontana due to lower net premiums earned.
–included $59.4 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $315.3 million, driven by strong underwriting and investment income in our joint ventures and managed funds, and a decrease in fees, partially offset by an increase in net realized and unrealized losses, resulting in a $13.1 million decrease compared to the second quarter of 2025.
–this represents the portion of our net income (loss) that was allocated to third-party investors and not retained by us.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended June 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$1,551,685	$1,731,935	$(180,250)
Net premiums written	$1,203,424	$1,325,557	$(122,133)
Net premiums earned	$881,611	$868,010	$13,601
Net claims and claim expenses incurred	(7,079)	(7,930)	851
Acquisition expenses	175,436	174,200	1,236
Operational expenses	70,579	71,569	(990)
Underwriting income (loss)	$642,675	$630,171	$12,504

Net claims and claim expenses incurred – current accident year	$250,393	$258,646	$(8,253)
Net claims and claim expenses incurred – prior accident years	(257,472)	(266,576)	9,104
Net claims and claim expenses incurred – total	$(7,079)	$(7,930)	$851

Net claims and claim expense ratio – current accident year	28.4%	29.8%	(1.4)	pts
Net claims and claim expense ratio – prior accident years	(29.2)%	(30.7)%	1.5	pts
Net claims and claim expense ratio – calendar year	(0.8)%	(0.9)%	0.1	pts
Underwriting expense ratio	27.9%	28.3%	(0.4)	pts
Combined ratio	27.1%	27.4%	(0.3)	pts

Property Gross Premiums Written
•Gross premiums written reflected a successful mid-year renewal as we executed on market opportunities in the catastrophe class and optimized our property portfolio. The decrease of $180.3 million, or 10.4%, was primarily driven by:
–a decrease in the catastrophe class of $215.3 million, or 15.8%, driven by rate reductions during the mid-year renewals and a decrease in gross reinstatement premiums of $27.5 million, offset in part by opportunities for growth on existing clients and new underwriting opportunities, including in U.S. catastrophe-exposed business; partially offset by
–an increase of $35.0 million, or 9.5%, in the other property class, as the second quarter of 2025 reflected downwards premium adjustments, in part due to rate decreases in the excess and surplus business. Otherwise, gross premiums written in the other property class were roughly flat.
Property Ceded Premiums Written

Three months ended June 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$348,261	$406,378	$(58,117)

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

•Ceded premiums written decreased by $58.1 million, or 14.3%, driven by:
–the non-deployment of Upsilon through the June 1st renewals.
Property Net Premiums Earned
•Net premiums earned increased by $13.6 million, or 1.6%, driven by:
–an increase in the other property class of $41.5 million, or 13.2%, as the second quarter of 2025 reflected higher downwards premium adjustments, in part due to rate decreases in the excess and surplus business; partially offset by
–a decrease in net premiums earned in the catastrophe class of $27.9 million, or 5.0%, primarily driven by a $31.0 million decrease in net reinstatement premiums compared to the second quarter of 2025.
Property Underwriting Results
•Net claims and claim expense ratio remained consistent with the second quarter of 2025, and included:
–a 1.4 percentage point improvement in the current accident year net claims and claim expense ratio, due to a lower level of catastrophe losses in the quarter; and
–net favorable development of prior accident years of $257.5 million, or 29.2%, driven by:
◦net favorable development of $132.7 million in the catastrophe class, primarily from the large loss events in 2021, 2022, 2024 and 2025 and small events across accident years; and
◦net favorable development of $124.7 million in the other property class, primarily due to reported losses coming in lower than expected and attritional loss experience.
•Underwriting expense ratio remained relatively flat quarter over quarter, as expense growth was largely offset by the Bermuda tax credits.
•Combined ratio remained consistent with the second quarter of 2025, benefiting from the low current accident year net losses and net favorable development of prior accident years.
Refer to “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended June 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$1,442,739	$1,689,245	$(246,506)
Net premiums written	$1,073,536	$1,444,713	$(371,177)
Net premiums earned	$1,317,910	$1,544,144	$(226,234)
Net claims and claim expenses incurred	949,457	1,050,053	(100,596)
Acquisition expenses	387,843	468,405	(80,562)
Operational expenses	24,168	54,169	(30,001)
Underwriting income (loss)	$(43,558)	$(28,483)	$(15,075)

Net claims and claim expenses incurred – current accident year	$891,410	$1,053,187	$(161,777)
Net claims and claim expenses incurred – prior accident years	58,047	(3,134)	61,181
Net claims and claim expenses incurred – total	$949,457	$1,050,053	$(100,596)

Net claims and claim expense ratio – current accident year	67.6%	68.2%	(0.6)	pts
Net claims and claim expense ratio – prior accident years	4.4%	(0.2)%	4.6	pts
Net claims and claim expense ratio – calendar year	72.0%	68.0%	4.0	pts
Underwriting expense ratio	31.3%	33.8%	(2.5)	pts
Combined ratio	103.3%	101.8%	1.5	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $246.5 million, or 14.6%, principally due to:
–proactive exposure reductions across the general casualty, professional liability and other specialty classes;
–changes in premium estimates on business underwritten in prior years in the other specialty class, largely from rate pressure in cyber; and
–a decrease in the credit class driven by opportunistic deals written during the second quarter of 2025 that were not up for renewal in the second quarter of 2026.
Casualty and Specialty Ceded Premiums Written

Three months ended June 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$369,203	$244,532	$124,671

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
•Ceded premiums written increased by $124.7 million, or 51.0%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased to support our gross-to-net strategy across the portfolio, most notably within the casualty classes.

Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $371.2 million, or 25.7%, primarily driven by:
–the decrease in gross premiums written, in addition to an increase in retrocessional purchases across the portfolio, particularly in the casualty classes.
Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio increased by 4.0 percentage points, which included:
–net adverse development of prior accident years of $58.0 million, or 4.4%, resulting in an increase of 4.6 percentage points in the prior accident years net claims and claim expense ratio. The net adverse development in the second quarter of 2026 reflects:
◦$54.0 million, or 4.1 percentage points, from a shift of previously reported loss estimates for the Baltimore Bridge Collapse to Casualty and Specialty from the other property class;
◦$5.5 million, or 0.4 percentage points, of adverse impact from purchase accounting adjustments; and
◦net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes, offset by adverse development related to actuarial assumption changes principally impacting the general liability line of business; partially offset by
–a 0.6 percentage point improvement in the current accident year net claims and claim expense ratio, principally due to a lower impact of large loss events within the other specialty class compared to the second quarter of 2025.
•Underwriting expense ratio improved by 2.5 percentage points, driven by:
–a 1.7 percentage point improvement in the operating expense ratio, primarily due to the Bermuda tax credits and an increase in override management fees; and
–a 0.8 percentage point improvement in the acquisition expense ratio, primarily due to a decrease in purchase accounting adjustments.
•Combined ratio increased by 1.5 percentage points from the second quarter of 2025, primarily due to:
–adverse development from prior years, which included adverse development related to the Baltimore Bridge Collapse of 3.4 percentage points, after considering the impact of reinstatement premiums; partially offset by
–the improvements to the underwriting expense ratio.
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

For example, large losses could potentially result in no performance fees or the reversal of previously accrued performance fees.

Three months ended June 30,	2026	2025	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$34,785	$41,435	$(6,650)
Managed funds (2)	5,790	7,595	(1,805)
Structured reinsurance products and other (3)	7,563	7,377	186
Total management fee income	48,138	56,407	(8,269)
Performance Fee Income (Loss)
Joint ventures (1)	22,478	25,047	(2,569)
Managed funds (2)	708	4,396	(3,688)
Structured reinsurance products and other (3)	11,703	9,107	2,596
Total performance fee income (loss)	34,889	38,550	(3,661)
Total fee income	$83,027	$94,957	$(11,930)

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.
•Total fee income decreased by $11.9 million, due to:
–a decrease in management fee income of $8.3 million, driven by:
◦the recapture of previously deferred management fees in the comparative period, which did not repeat in the current quarter;
◦lower management fees in DaVinci and Fontana due to lower net premiums earned; and
◦a decrease in management fees in Upsilon and AlphaCat due to the continued release of collateral associated with prior years’ contracts.
–a decrease in performance fees of $3.7 million, primarily driven by:
◦lower net favorable development of prior accident years in Upsilon.
•Our total fee income of $83.0 million included $59.4 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
The fee income we earned from third-party capital management activities and certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on the financial statements.

Three months ended June 30,	2026	2025	Change
(in thousands)
Fee income recorded in net income (loss) attributable to redeemable noncontrolling interests	$59,390	$82,465	$(23,075)
Fee income recorded in underwriting income (loss) (1)	23,637	12,492	11,145
Total fee income	$83,027	$94,957	$(11,930)

(1)Reflects total fee income earned from third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the three months ended June 30, 2026, $11.2 million of management fee income was recorded as a reduction to operational expenses (June 30, 2025 - $12.5 million) and $12.4 million of performance fee income was recorded as a reduction to acquisition expenses (June 30, 2025 - nominal).

Investment Results
Net Investment Income

Three months ended June 30,	2026	2025	Change
(in thousands)
Fixed maturity investments trading	$297,222	$282,173	$15,049
Short term investments	32,957	48,415	(15,458)
Equity investments
Fixed income exchange traded funds	26,119	6,528	19,591
Common stock (1)	676	615	61
Other investments
Catastrophe bonds	40,095	47,948	(7,853)
Fund and direct private equity investments (2)	33,333	21,692	11,641
Cash and cash equivalents	9,420	12,333	(2,913)
	439,822	419,704	20,118
Investment expenses	(7,333)	(6,596)	(737)
Net investment income	$432,489	$413,108	$19,381

(1)In the fourth quarter of 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
•Net investment income increased by $19.4 million, primarily due to:
–higher average invested assets and portfolio reallocation, resulting in increased income from fixed income exchange traded funds.
•Net investment income of $432.5 million included $118.1 million of income attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
Equity in Earnings (Losses) of Other Ventures

Three months ended June 30,	2026	2025	Change
(in thousands)
Equity in earnings (losses) of other ventures	$17,829	$20,333	$(2,504)

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
•Equity in earnings of other ventures was relatively consistent with the second quarter of 2025.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended June 30,	2026	2025	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$(115,341)	$149,510	$(264,851)
Equity-related investments (1) (3)	217,292	111,118	106,174
Commodity-related investments (1) (4)	(79,131)	33,253	(112,384)
Other investments
Catastrophe bonds	(1,125)	(14,016)	12,891
Fund and direct private equity investments (5)	99,933	69,855	30,078
Net realized and unrealized gains (losses) on investments	$121,628	$349,720	$(228,092)

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
•Net realized and unrealized gains on investments of $121.6 million were driven by:
–$217.3 million of net realized and unrealized gains on equity-related investments, primarily from equity futures being favorably impacted by equity market movements; and
–$99.9 million of net unrealized gains on fund and direct private equity investments, as a result of favorable equity market movements; partially offset by
–$115.3 million of net realized and unrealized losses on fixed maturity-related investments, primarily due to increases in market yields; and
–$79.1 million of net realized and unrealized losses on commodity-related investments, principally due to decreases in prices for gold futures.
•Net realized and unrealized gains on investments decreased by $228.1 million, mainly driven by:
–an increase in net realized and unrealized losses on fixed maturity-related investments of $264.9 million, primarily due to:
◦increases in market yields in the second quarter of 2026, compared to decreases in market yields in the second quarter of 2025; and
–an increase in net realized and unrealized losses on commodity-related investments of $112.4 million, principally due to:
◦decreases in gold futures prices in the second quarter of 2026, compared to increases in gold futures prices the second quarter of 2025; partially offset by
–an increase in net realized and unrealized gains on equity-related investments of $106.2 million, primarily due to:
◦increased exposure to equity-futures, coupled with more favorable price movements in the second quarter of 2026 compared to the second quarter of 2025.

Refer to “Note 3. Investments” and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.
Net Foreign Exchange Gains (Losses)

Three months ended June 30,	2026	2025	Change
(in thousands)
Net foreign exchange gains (losses)	$(7,345)	$8,660	$(16,005)

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
•Net foreign exchange losses increased by $16.0 million, driven by:
–losses attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, compared to gains in the second quarter of 2025.
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to the foreign currency derivatives we have entered into.
Corporate Expenses

Three months ended June 30,	2026	2025	Change
(in thousands)
Corporate expenses	$18,681	$23,781	$(5,100)

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
•Corporate expenses decreased by $5.1 million, primarily driven by:
–the Bermuda tax credits.
Income Tax Benefit (Expense)

Three months ended June 30,	2026	2025	Change
(in thousands)
Income tax benefit (expense)	$(139,400)	$(176,869)	$37,469

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
•Income tax expense of $139.4 million was driven by:
–strong operating profits in the second quarter of 2026.
•Income tax expense decreased by $37.5 million, primarily driven by:
–a decrease in mark-to-market gains in the second quarter of 2026, compared to the second quarter of 2025.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended June 30,	2026	2025	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$205,117	$218,453	$(13,336)
Redeemable noncontrolling interest - Medici	26,313	38,993	(12,680)
Redeemable noncontrolling interest - Vermeer	64,783	57,425	7,358
Redeemable noncontrolling interest - Fontana	19,047	13,468	5,579
Net income (loss) attributable to redeemable noncontrolling interests	$315,260	$328,339	$(13,079)

•Net income attributable to redeemable noncontrolling interests decreased slightly from the second quarter of 2025, and was driven by:
–strong underwriting and investment income in our joint ventures and managed funds; and
–a decrease in management and performance fee income recorded in noncontrolling interests; partially offset by
–net realized and unrealized losses on investments in the investment portfolios of our joint ventures and managed funds in the second quarter of 2026, compared to gains in the second quarter of 2025.
•Net income attributable to redeemable noncontrolling interests of $315.3 million included $118.1 million of net investment income, partially offset by $31.9 million of net realized and unrealized losses on investments, as well as $59.4 million in management and performance fee income.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Six months ended June 30,	2026	2025	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$6,473,297	$7,576,683	$(1,103,386)
Net premiums written	$4,955,256	$6,213,799	$(1,258,543)
Net premiums earned	$4,383,135	$5,132,935	$(749,800)
Net claims and claim expenses incurred	1,926,349	3,785,881	(1,859,532)
Acquisition expenses	1,085,129	1,290,040	(204,911)
Operational expenses	183,782	225,923	(42,141)
Underwriting income (loss)	$1,187,875	$(168,909)	$1,356,784

Net investment income	$852,991	$818,461	$34,530
Equity in earnings (losses) of other ventures (1)	$38,314	$38,161	$153
Net realized and unrealized gains (losses) on investments	(300,285)	682,660	(982,945)
Total investment result (1)	$591,020	$1,539,282	$(948,262)

Net income (loss)	$1,494,168	$1,138,429	$355,739
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$938,769	$987,654	$(48,885)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$21.94	$20.30	$1.64
Dividends per common share	$0.82	$0.80	$0.02

Key Ratios
Net claims and claim expense ratio – current accident year	52.2%	82.8%	(30.6)	pts
Net claims and claim expense ratio – prior accident years	(8.3)%	(9.0)%	0.7	pts
Net claims and claim expense ratio – calendar year	43.9%	73.8%	(29.9)	pts
Underwriting expense ratio	29.0%	29.5%	(0.5)	pts
Combined ratio	72.9%	103.3%	(30.4)	pts

Return on average common equity - annualized	17.2%	20.1%	(2.9)	pts

Book Value	June 30, 2026	December 31, 2025	Change
Book value per common share	$264.77	$247.00	$17.77
Accumulated dividends per common share	30.50	29.68	0.82
Book value per common share plus accumulated dividends	$295.27	$276.68	$18.59
Year to date change in book value per common share	7.2%
Year to date change in book value per common share plus change in accumulated dividends	7.5%

(1)In the fourth quarter of 2025, we revised our presentation of “total investment results” to include equity in earnings (losses) of other ventures. Comparative periods presented have been updated to conform to the current presentation.

Net income available to RenaissanceRe common shareholders was $938.8 million in the six months ended June 30, 2026, compared to $987.7 million in the six months ended June 30, 2025, a decrease of $48.9 million. In the six months ended June 30, 2026, we generated an annualized return on average common equity of 17.2%. Our book value per common share increased from $247.00 at December 31, 2025 to $264.77 at June 30, 2026, a 7.2% increase, or a 7.5% increase, after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the six months ended June 30, 2026, on a comparative basis to the six months ended June 30, 2025, included:
•Underwriting Results
–underwriting income of $1.2 billion, an increase of $1.4 billion, resulting in an improvement in the combined ratio of 30.4 percentage points, driven primarily by:
◦a lower level of catastrophe losses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
–gross premiums written and net premiums written decreased by $1.1 billion and $1.3 billion, respectively, reflecting lower reinstatement premiums due to the lower level of catastrophe losses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, in addition to rate reductions and exposure reductions in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and partially offset by growth opportunities.
•Investment Results
–total investment result decreased by $948.3 million, driven by:
◦an increase of $982.9 million in net realized and unrealized losses on investments, primarily reflecting an increase in net losses on fixed maturity-related investments and commodity-related investments as a result of increases in market yields and decreases in gold futures prices, respectively; partially offset by
◦an increase in net investment income of $34.5 million, largely due to higher average invested assets within our investment portfolio.
–net investment income of $853.0 million included $234.5 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $177.2 million, an increase of $51.7 million, primarily driven by an increase in performance fees due to a lower impact from large loss events in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
–included $131.6 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $537.7 million, an increase of $404.6 million, primarily resulting from an increase in underwriting income in our joint ventures due to a lower impact of large loss events in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
–this represents the portion of our net income (loss) that was allocated to third-party investors and not retained by us.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Six months ended June 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$3,259,105	$3,862,768		$(603,663)
Net premiums written	$2,458,617	$3,016,551		$(557,934)
Net premiums earned	$1,782,349	$2,115,960		$(333,611)
Net claims and claim expenses incurred	77,029	1,615,327	(1,538,298)
Acquisition expenses	332,467	341,845	(9,378)
Operational expenses	136,315	135,835	480
Underwriting income (loss)	$1,236,538	$22,953		$1,213,585

Net claims and claim expenses incurred – current accident year	$495,242	$2,068,961		$(1,573,719)
Net claims and claim expenses incurred – prior accident years	(418,213)	(453,634)	35,421
Net claims and claim expenses incurred – total	$77,029	$1,615,327		$(1,538,298)

Net claims and claim expense ratio – current accident year	27.8%	97.8%	(70.0)	pts
Net claims and claim expense ratio – prior accident years	(23.5)%	(21.5)%	(2.0)	pts
Net claims and claim expense ratio – calendar year	4.3%	76.3%	(72.0)	pts
Underwriting expense ratio	26.3%	22.6%	3.7	pts
Combined ratio	30.6%	98.9%	(68.3)	pts

Property Gross Premiums Written
•Gross premiums written in the catastrophe class for the six months ended June 30, 2026 were $2.4 billion, representing a decrease of $602.3 million, or 19.9%, driven by:
–a decrease in gross reinstatement premiums of $371.7 million, primarily related to the lower level of catastrophe losses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which included the California Wildfires;
–otherwise, not including reinstatement premiums, gross premiums written in the catastrophe class decreased by $230.6 million, or 8.6%, reflecting rate reductions across the portfolio, which were offset in part by other opportunities for growth.
•Gross premiums written in the other property class for the six months ended June 30, 2026 were $832.1 million, consistent with the six months ended June 30, 2025.
Property Ceded Premiums Written

Six months ended June 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$800,488	$846,217	$(45,729)

•Ceded premiums written decreased by $45.7 million, or 5.4%, driven by:
–the non-deployment of Upsilon in 2026.

Property Net Premiums Earned
•Net premiums earned decreased by $333.6 million, or 15.8%, principally driven by:
–the decrease in net reinstatement premiums, primarily in the catastrophe class.
Property Underwriting Results
•Net claims and claim expense ratio improved by 72.0 percentage points, and included:
–a 70.0 percentage point improvement in the current accident year net claims and claim expense ratio, primarily due to:
◦lower catastrophe losses in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, which included 69.1 percentage points from the California Wildfires; and
–net favorable development of prior accident years of $418.2 million, or 23.5%, driven by:
◦net favorable development of $195.4 million in the catastrophe class, primarily from the large loss events in 2021 through 2025 and small events across accident years; and
◦net favorable development of $222.8 million in the other property class, primarily due to reported losses coming in lower than expected from large loss events in 2024 and attritional loss experience.
•Underwriting expense ratio increased by 3.7 percentage points, driven by:
–a 2.5 percentage point increase in the acquisition expense ratio, as the six months ended June 30, 2025 reflected higher catastrophe losses than the six months ended June 30, 2026. The comparative period acquisition expense ratio included:
◦a 2.3 percentage point impact from the net reinstatement premiums, primarily related to the California Wildfires; and
◦a 1.0 percentage point impact reflecting an adjustment to profit commission in DaVinci related to the California Wildfires. While this adjustment impacted the acquisition expense ratio, it was principally offset in noncontrolling interests and therefore did not have a net impact on earnings in the comparative period.
–a 1.2 percentage point increase in the operating expense ratio, driven by the lower net reinstatement premiums as noted above, and partially offset by a benefit from the Bermuda tax credits, both in the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
•Combined ratio improved by 68.3 percentage points from the six months ended June 30, 2025, which included a 67.6 percentage point impact from the California Wildfires.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Six months ended June 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$3,214,192	$3,713,915		$(499,723)
Net premiums written	$2,496,639	$3,197,248		$(700,609)
Net premiums earned	$2,600,786	$3,016,975		$(416,189)
Net claims and claim expenses incurred	1,849,320	2,170,554	(321,234)
Acquisition expenses	752,662	948,195	(195,533)
Operational expenses	47,467	90,088	(42,621)
Underwriting income (loss)	$(48,663)	$(191,862)		$143,199

Net claims and claim expenses incurred – current accident year	$1,792,547	$2,182,504		$(389,957)
Net claims and claim expenses incurred – prior accident years	56,773	(11,950)	68,723
Net claims and claim expenses incurred – total	$1,849,320	$2,170,554		$(321,234)

Net claims and claim expense ratio – current accident year	68.9%	72.3%	(3.4)	pts
Net claims and claim expense ratio – prior accident years	2.2%	(0.4)%	2.6	pts
Net claims and claim expense ratio – calendar year	71.1%	71.9%	(0.8)	pts
Underwriting expense ratio	30.8%	34.5%	(3.7)	pts
Combined ratio	101.9%	106.4%	(4.5)	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $499.7 million, or 13.5%, principally due to:
–exposure reductions across the general casualty, professional liability and other specialty classes;
–changes in premium estimates on business underwritten in prior years in the other specialty class; and
–a decrease in the credit class driven by opportunistic deals written during the six months ended June 30, 2025 that were not up for renewal in the six months ended June 30, 2026.
Casualty and Specialty Ceded Premiums Written

Six months ended June 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$717,553	$516,667	$200,886

•Ceded premiums written increased by $200.9 million, or 38.9%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased to support our gross-to-net strategy across the portfolio, most notably within the casualty classes.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $700.6 million, or 21.9%, primarily driven by:
–the decrease in gross premiums written, in addition to the increase in retrocessional purchases across the portfolio, most notably in the casualty classes.

Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio improved by 0.8 percentage points, and included:
–a 3.4 percentage point improvement in the current accident year net claims and claim expense ratio, principally due to a lower impact of large loss events within the other specialty class; partially offset by
–net adverse development of prior accident years of $56.8 million, or 2.2%, resulting in an increase of 2.6 percentage points in the prior accident years net claims and claim expense ratio. The net adverse development in the six months ended June 30, 2026 reflects:
◦$54.0 million, or 2.1 percentage points, from a shift of previously reported loss estimates for the Baltimore Bridge Collapse to Casualty and Specialty from the other property class;
◦$11.1 million, or 0.4 percentage points, of adverse impact from purchase accounting adjustments; and
◦net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes, offset by adverse development related to actuarial assumption changes principally impacting the general liability line of business.
•Underwriting expense ratio improved by 3.7 percentage points, driven by:
–a 2.4 percentage point improvement in the acquisition expense ratio, principally due to changes in variable commissions and a decrease in purchase accounting adjustments; and
–a 1.3 percentage point improvement in the operating expense ratio, primarily due to the Bermuda tax credits and an increase in override management fees.
•Combined ratio improved by 4.5 percentage points, due to:
–a lower level of large loss events in the six months ended June 30, 2026, compared to the six months ended June 30, 2025, which included a 5.0 percentage point impact from the 2025 Large Loss Events; and
–the improvements to the underwriting expense ratio; partially offset by
–adverse development from prior years, which included adverse development related to the Baltimore Bridge Collapse of 1.7 percentage points, after considering the impact of reinstatement premiums.
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

Six months ended June 30,	2026	2025	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$69,759	$72,351	$(2,592)
Managed funds (2)	11,370	14,848	(3,478)
Structured reinsurance products and other (3)	14,936	15,269	(333)
Total management fee income	96,065	102,468	(6,403)
Performance Fee Income (Loss)
Joint ventures (1)	57,618	9,968	47,650
Managed funds (2)	2,451	10,222	(7,771)
Structured reinsurance products and other (3)	21,019	2,756	18,263
Total performance fee income (loss)	81,088	22,946	58,142
Total fee income	$177,153	$125,414	$51,739

(1)Joint ventures include DaVinci, Top Layer, Vermeer, and Fontana.
(2)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
(3)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.
•Total fee income increased by $51.7 million, due to:
–an increase in performance fees of $58.1 million as a result of:
◦improved current year underwriting results in DaVinci and our structured reinsurance products, principally due to the lower impact of large loss events in the six months ended June 30, 2026 compared to the six months ended June 30, 2025;
◦the recognition of deferred performance fees related to a return of capital in DaVinci; and
◦higher net favorable development of prior accident years in DaVinci.
–a decrease in management fee income of $6.4 million, primarily driven by:
◦lower management fees in Fontana as a result of lower net premiums earned; and
◦a decrease in management fees in Upsilon and AlphaCat due to the continued release of collateral associated with prior years’ contracts.
•Total fee income of $177.2 million included $131.6 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).

The fee income we earned through third-party capital management activities and from certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on the financial statements.

Six months ended June 30,	2026	2025	Change
(in thousands)
Fee income recorded within net income (loss) attributable to redeemable noncontrolling interests	$131,561	$73,523	$58,038
Fee income recorded within underwriting income (loss) (1)	45,592	51,891	(6,299)
Total fee income	$177,153	$125,414	$51,739

(1)Reflects total fee income earned through third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the six months ended June 30, 2026, $22.0 million of management fee income was recorded as a reduction to operational expenses (June 30, 2025 - $24.9 million) and $23.6 million of performance fee income was recorded as a reduction to acquisition expenses (June 30, 2025 - $27.0 million).
Investment Results
Net Investment Income

Six months ended June 30,	2026	2025	Change
(in thousands)
Fixed maturity investments trading	$591,716	$566,896	$24,820
Short term investments	67,263	89,444	(22,181)
Equity investments
Fixed income exchange traded funds	47,811	7,712	40,099
Common stock (1)	1,353	1,341	12
Other investments
Catastrophe bonds	80,027	102,702	(22,675)
Fund and direct private equity investments (2)	58,544	40,415	18,129
Cash and cash equivalents	20,583	23,443	(2,860)
	867,297	831,953	35,344
Investment expenses	(14,306)	(13,492)	(814)
Net investment income	$852,991	$818,461	$34,530

(1)In the fourth quarter of 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
•Net investment income increased by $34.5 million, primarily due to:
–higher average invested assets and changes to portfolio allocation, resulting in increased income from fixed maturity investments trading, fixed income exchange traded funds and fund and direct private equity investments; partially offset by
–lower income from short term investments, due to lower average invested assets and market yields; and
–lower income from catastrophe bonds as a result of lower average invested assets.
•Net investment income of $853.0 million included $234.5 million of income attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.

Equity in Earnings (Losses) of Other Ventures

Six months ended June 30,	2026	2025	Change
(in thousands)
Equity in earnings (losses) of other ventures	$38,314	$38,161	$153

•Equity in earnings of other ventures was consistent with the six months ended June 30, 2025.
Net Realized and Unrealized Gains (Losses) on Investments

Six months ended June 30,	2026	2025	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$(383,289)	$462,387	$(845,676)
Equity-related investments (1) (3)	69,866	61,529	8,337
Commodity-related investments (1) (4)	(13,821)	150,844	(164,665)
Other investments
Catastrophe bonds	(12,954)	(54,429)	41,475
Fund and direct private equity investments (5)	39,913	62,329	(22,416)
Net realized and unrealized gains (losses) on investments	$(300,285)	$682,660	$(982,945)

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
•Net realized and unrealized losses on investments of $300.3 million were driven by:
–$383.3 million of net realized and unrealized losses on fixed maturity-related investments trading, including interest rate futures, primarily due to increases in market yields in the six months ended June 30, 2026; partially offset by
–$69.9 million of net realized and unrealized gains on equity-related investments, primarily from equity futures being favorably impacted by equity market movements, partially offset by net realized and unrealized losses on fixed income exchange traded funds.
•Net realized and unrealized losses on investments increased by $982.9 million, mainly driven by:
–an increase in net realized and unrealized losses on fixed maturity-related investments of $845.7 million, primarily due to:
◦increases in market yields in the six months ended June 30, 2026, compared to decreases in market yields in the six months ended June 30, 2025; and
–an increase in net realized and unrealized losses on commodity-related investments of $164.7 million, principally due to:
◦decreases in gold futures prices in the six months ended June 30, 2026, compared to increases in gold futures prices in the six months ended June 30, 2025.
Refer to “Note 3. Investments” and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.

Net Foreign Exchange Gains (Losses)

Six months ended June 30,	2026	2025	Change
(in thousands)
Net foreign exchange gains (losses)	$(16,364)	$1,332	$(17,696)

•Net foreign exchange losses increased by $17.7 million, driven by:
–losses attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in the six months ended June 30, 2026, compared to gains attributable to third-party investors in Medici in the six months ended June 30, 2025; partially offset by
–a decrease in losses on certain foreign exchange exposures related to our underwriting activities.
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Corporate Expenses

Six months ended June 30,	2026	2025	Change
(in thousands)
Corporate expenses	$38,141	$46,591	$(8,450)

•Corporate expenses decreased by $8.5 million, primarily driven by:
–the Bermuda tax credits; partially offset by
–increased compensation expenses.
Income Tax Benefit (Expense)

Six months ended June 30,	2026	2025	Change
(in thousands)
Income tax benefit (expense)	$(172,384)	$(131,344)	$(41,040)

•Income tax expense of $172.4 million was driven by:
–strong operating profits, partially offset by mark-to-market losses in the six months ended June 30, 2026.
•Income tax expense increased by $41.0 million, primarily driven by:
–increased operating income across our operating jurisdictions compared to the six months ended June 30, 2025, which was impacted by the California Wildfires; partially offset by
–mark-to-market losses in the six months ended June 30, 2026, compared to mark-to-market gains in the six months ended June 30, 2025.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Six months ended June 30,	2026	2025	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$362,017	$106,012	$256,005
Redeemable noncontrolling interest - Medici	46,120	54,156	(8,036)
Redeemable noncontrolling interest - Vermeer	116,482	(49,655)	166,137
Redeemable noncontrolling interest - Fontana	13,092	22,574	(9,482)
Net income (loss) attributable to redeemable noncontrolling interests	$537,711	$133,087	$404,624

•Net income attributable to redeemable noncontrolling interests increased by $404.6 million, primarily driven by:
–an increase in underwriting income in DaVinci, Vermeer and Fontana, principally due to the lower impact of large loss events in the six months ended June 30, 2026, compared to the six months ended June 30, 2025; partially offset by
–an increase in net realized and unrealized losses on investments in the investment portfolios of our joint ventures and managed funds in the six months ended June 30, 2026; and
–an increase in performance fee income recorded in noncontrolling interests as a result of higher underwriting income in the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
•Net income attributable to redeemable noncontrolling interests of $537.7 million included $234.5 million of net investment income, partially offset by $97.1 million of net realized and unrealized losses on investments, as well as $131.6 million in management and performance fee income.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at June 30, 2026. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025.
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

At June 30, 2026	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	176,605
Unsecured	285,000
$461,605

(1)At June 30, 2026, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At June 30, 2026, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £635.8 million (December 31, 2025 - £577.8 million). Actual FAL posted for Syndicate 1458 at June 30, 2026 by RenaissanceRe Corporate Capital (UK) Limited was $870.7 million (December 31, 2025 - $912.0 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of June 30, 2026, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

	At June 30, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
RREAG	$1,327,233	$1,254,380	$1,395,468	$1,184,741
Renaissance Reinsurance	$472,603	$338,288	$581,595	$413,673
DaVinci Reinsurance	$49,173	$30,763	$60,634	$32,421

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At June 30, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
Renaissance Reinsurance	$88,483	$53,550	$88,334	$62,796
DaVinci Reinsurance	$69,926	$42,379	$59,617	$50,850
RREAG	$61,870	$48,928	$67,692	$53,647

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2025. As of June 30, 2026, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2025, except as otherwise disclosed. Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt obligations and credit facilities.
Cash Flows

Six months ended June 30,	2026	2025
(in thousands)
Net cash provided by (used in) operating activities	$1,539,924	$1,627,334
Net cash provided by (used in) investing activities	(211,229)	(1,250,554)
Net cash provided by (used in) financing activities	(1,742,802)	(627,127)
Effect of exchange rate changes on foreign currency cash	(14,914)	2,424
Net increase (decrease) in cash and cash equivalents	(429,021)	(247,923)
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,302,160	$1,428,681

2026
During the six months ended June 30, 2026, our cash and cash equivalents decreased by $429.0 million, to $1.3 billion at June 30, 2026, compared to $1.7 billion at December 31, 2025.
Cash flows provided by operating activities
Cash flows provided by operating activities during the six months ended June 30, 2026 were $1.5 billion and were primarily driven by certain adjustments to reconcile our net income of $1.5 billion to net cash provided by operating activities, including:
•an increase in unearned premiums of $1.1 billion due to gross premiums written across both our Property and Casualty and Specialty segments; and
•net realized and unrealized losses on investments of $300.3 million, primarily driven by:
–net losses on fixed maturity-related investments resulting from increases in market yields; and
–net gains on equity-related investments, primarily from equity futures being favorably impacted by equity market movements, partly offset by net losses on fixed income exchange traded funds; and
•an increase in reinsurance balances payable of $515.5 million, largely due to the timing of payments and increased retrocessional coverage purchased; partially offset by

•an increase in premiums receivable of $1.0 billion due to the timing of receipts and additional gross premiums written; and
•an increase in prepaid reinsurance premiums of $574.0 million due to the renewal of our ceded book and increased retrocessional purchases.
Cash flows used in investing activities
During the six months ended June 30, 2026, our cash flows used in investing activities were $211.2 million, principally reflecting:
•net purchases of fixed maturity investments trading of $481.3 million;
•net purchases of other investments of $421.3 million; and
•net purchases of equity investments of $174.9 million, which were predominantly in equity and fixed income exchange traded funds; partially offset by
•net sales of short term investments of $851.6 million.
Cash flows used in financing activities
Our cash flows used in financing activities during the six months ended June 30, 2026 were $1.7 billion, and were principally the result of:
•net outflows of $961.0 million related to net third-party redeemable noncontrolling interest share and capital transactions in our joint ventures and managed funds; and
•common share repurchases of $702.5 million.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At June 30, 2026	At December 31, 2025	Change
(in thousands)
Common shareholders’ equity	$11,070,209	$10,858,657	$211,552
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$11,820,209	$11,608,657	$211,552

7.003% Senior Notes due 2035 (Fontana) (1)	$99,264	$99,224	$40
5.950% Senior Notes due 2035 (DaVinci) (2)	297,134	296,972	162
5.800% Senior Notes due 2035	494,105	493,770	335
5.750% Senior Notes due 2033	743,476	743,009	467
3.600% Senior Notes due 2029	397,422	396,966	456
3.450% Senior Notes due 2027	299,506	299,260	246
Total debt	$2,330,907	$2,329,201	$1,706

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
Our total shareholders’ equity attributable to RenaissanceRe increased by $211.6 million during the six months ended June 30, 2026 principally as a result of:
•our comprehensive income attributable to RenaissanceRe of $956.0 million; partially offset by
•repurchase of common shares at an aggregate cost of $702.5 million; and
•dividends on our common and preference shares of $34.5 million and $17.7 million, respectively.
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
Refer to “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q and “Note 8. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 for more information on the risks we insure and reinsure, the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, prior year development of the reserve for claims and claim expenses, analysis of our incurred and paid claims development and claims duration information for each of our Property and Casualty and Specialty segments. In addition, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Estimates—Claims and Claim Expense Reserves” in our Form 10-K for the year ended December 31, 2025 for more information on the reserving techniques, assumptions and processes we follow to estimate our claims and claim expense reserves, our actual results versus our initial estimates of our claims reserves, and sensitivity analysis for each of our Property and Casualty and Specialty segments.

Investments
The table below shows our invested assets:

	June 30, 2026		December 31, 2025		Change
(in thousands, except percentages)
Corporate	$9,916,723	27.4%	$8,528,828	23.6%	$1,387,895
U.S. treasuries	9,308,212	25.9%	10,641,503	29.7%	(1,333,291)
Residential mortgage-backed	2,690,648	7.4%	2,606,882	7.2%	83,766
Asset-backed	1,688,500	4.7%	1,606,790	4.5%	81,710
Non-U.S. government	683,983	1.9%	691,912	1.9%	(7,929)
Agencies	560,030	1.5%	486,817	1.3%	73,213
Commercial mortgage-backed	337,334	0.9%	321,591	0.9%	15,743
Total fixed maturity investments trading, at fair value	25,185,430	69.7%	24,884,323	69.1%	301,107
Short term investments, at fair value	3,949,012	10.9%	4,759,811	13.2%	(810,799)
Fixed income exchange traded funds	1,603,299	4.4%	1,582,811	4.4%	20,488
Equity exchange traded funds	102,273	0.3%	—	—%	102,273
Common stock	140,580	0.4%	150,179	0.4%	(9,599)
Total equity investments, at fair value	1,846,152	5.1%	1,732,990	4.8%	113,162
Fund investments	3,156,249	8.6%	2,775,499	7.6%	380,750
Catastrophe bonds	1,772,044	4.9%	1,613,710	4.5%	158,334
Direct private equity investments	154,876	0.4%	185,005	0.5%	(30,129)
Total other investments, at fair value	5,083,169	13.9%	4,574,214	12.6%	508,955
Investments in other ventures, under equity method	149,337	0.4%	121,871	0.3%	27,466
Total investments	$36,213,100	100.0%	$36,073,209	100.0%	$139,891

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
Fixed Maturity Investments and Short Term Investments
At June 30, 2026, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (December 31, 2025 - AA) and a weighted average effective yield of 4.6% (December 31, 2025 - 4.2%). At June 30, 2026, our non-investment grade and not-rated fixed maturity investments totaled $1.0 billion or 3.9% of our fixed maturity investments (December 31, 2025 - $1.2 billion or 5.0%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At

June 30, 2026, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $3.5 billion (December 31, 2025 - $3.2 billion).
At June 30, 2026, we had $3.9 billion of short term investments (December 31, 2025 - $4.8 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at June 30, 2026 was 3.4 years (December 31, 2025 - 2.8 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

	June 30, 2026	December 31, 2025	Change
(in thousands)
Fixed income exchange traded funds	$1,603,299	$1,582,811	$20,488
Equity exchange traded funds	102,273	—	102,273
Common stock
Financials	139,961	147,996	(8,035)
Other	619	2,183	(1,564)
Total common stock	140,580	150,179	(9,599)
Total equity investments	$1,846,152	$1,732,990	$113,162

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

Other Investments
The table below shows our portfolio of other investments:

	June 30, 2026	December 31, 2025	Change
(in thousands)
Fund investments
Private credit funds	$1,531,757	$1,445,158	$86,599
Private equity funds	793,136	701,837	91,299
Multi-strategy funds (1)	593,071	473,990	119,081
Insurance-linked securities funds	162,192	154,514	7,678
Equity funds	76,093	—	76,093
Total fund investments	3,156,249	2,775,499	380,750
Catastrophe bonds	1,772,044	1,613,710	158,334
Direct private equity investments	154,876	185,005	(30,129)
Total other investments	$5,083,169	$4,574,214	$508,955

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

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of July 20, 2026 are presented below.

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
As of July 20, 2026, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2025.
SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
RenaissanceRe Finance, a 100% owned subsidiary of RenaissanceRe, issued certain 3.450% Senior Notes due 2027. The notes are fully and unconditionally guaranteed by RenaissanceRe. The guarantees are senior unsecured obligations of RenaissanceRe ranking equally in right of payment with all other existing and future unsecured and unsubordinated indebtedness of RenaissanceRe, which may be outstanding from time to time. The notes have various covenants, including limitations on mergers and consolidations, and restrictions as to the disposition of, and the placing of liens on, stock of designated subsidiaries. For additional information related to the terms of our debt securities, refer to “Note 9. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025 and “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” in this Form 10-Q.
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

Summarized Balance Sheets

	June 30, 2026	December 31, 2025
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$1,919,822	$1,895,861
Other current assets	147,081	353,962
Total current assets	$2,066,903	$2,249,823

Goodwill and other intangible assets	$97,332	$97,332
Loan receivable from non-obligor subsidiaries	936,139	743,433
Other noncurrent assets	56,888	29,223
Total noncurrent assets	$1,090,359	$869,988

Liabilities
Payables due to non-obligor subsidiaries	$10,343	$24,829
Other current liabilities	116,604	84,194
Total current liabilities	$126,947	$109,023

Loan payable to non-obligor subsidiaries	$608,100	$625,380
Other noncurrent liabilities	2,036,496	2,035,158
Total noncurrent liabilities	$2,644,596	$2,660,538

Summarized Statement of Operations

Six months ended June 30,	2026
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$72,998
Other revenue	3,158
Total revenues	44,737
Expenses
Intercompany expense with non-obligor subsidiaries	(67,396)
Other expense	(81,567)
Total expenses	(117,545)
Income tax benefit (expense)	15,612
Net income (loss)	(57,195)
Dividends on RenaissanceRe preference shares	(17,688)
Net income (loss) attributable to Obligor Group	$(74,883)

CURRENT OUTLOOK
RenaissanceRe is significantly diversified – geographically, by line of business, and by source of income and capital. We are unique among our peers in that we have both owned and managed, and rated and fronted, vehicles across the risks that we write. Our three drivers of profit – underwriting, fee, and investment income – put us in a differentiated position to absorb losses while still providing efficient capacity to our customers and producing strong returns for our shareholders. The disciplined long-term execution of our strategy positions us to continue to generate earnings even in a changing market. We manage the business with the intention to build efficient portfolios of risk that maximize profitability, employing the appropriate tactics to achieve that strategy as the market shifts.
We believe that we are in a strong capital position, driven by our earnings strength and consistency, which provides us with the flexibility and opportunity to deploy capital into the business while actively repurchasing shares when at attractive valuations. When possible, our preference is to deploy any excess capital into profitable business opportunities before returning excess capital to shareholders. We approach our share repurchase program the same way we approach underwriting risk, with a focus on risk-adjusted returns. Over the past several years, we have returned significant capital through share repurchases at what we believe to be attractive valuations.
At an organizational level, we are continuing to enhance our technology infrastructure and underwriting systems to enable us to better take advantage of future opportunities, including through the application of artificial intelligence, as those opportunities arise.
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
At each renewal, we are focused on delivering our market-leading value proposition to clients and brokers; and constructing the optimal underwriting portfolio across the business to support each of our three drivers of profit and generate capital-efficient, attractive returns, both in the current year and over the cycle. Since the step change in reinsurance pricing in 2023, we believe that the market has appropriately balanced risk between insurers and reinsurers. Historically, rate changes tend to be asymmetric, with periods of gradual rate decreases punctuated by rapid, large increases.
We have deep experience and numerous tools to navigate changing markets. In the current market, not all risks are equally attractive, and returns can vary significantly between classes of business and deals within each class. This provides attractive opportunities for underwriters with strong access to risk. Our success is predicated on the application of our deep underwriting expertise to differentiate the best deals, and our strong customer value proposition to maintain our position as a consistent incumbent. These characteristics have supported our success in more competitive markets, where clients focus on reinsurers that can anchor their programs, support them through the cycle, deploy significant capacity, bring an expert view of risk, and engage with them across lines.
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
Three Drivers of Profit
We believe that having three distinct sources of income allows us to maintain profitability throughout a wide range of market outcomes and makes us more resilient to catastrophe activity. The strength and resilience of our business demonstrates the success of our strategy of making earnings less dependent on any single market condition or source of volatility.
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
We have continued to focus on prioritizing margin over growth. We prefer top-line growth when it makes sense, but reinsurance is a risk business where it is more important to know when and where to grow the business to be able to deliver results for our shareholders over the long term. This reflects disciplined risk selection and cycle management. In an evolving underwriting market, discipline is not only about how much business you write, but also what you keep. Our success over the years is predicated on our institutionalized underwriting culture and integrated operating model that allows us to exercise strong underwriting judgment, balancing margin, growth and the value of client relationships.
We assess the market from both inward and outward perspectives to build an informed view of where the best risk actually sits. We utilize various tools to achieve the optimal mix between risk and return across our diverse book of business, including exercising risk selection to concentrate on the specific accounts and layers where the economics are strongest, managing line sizes, and then leveraging retrocessional purchases and Capital Partners vehicles to shape the risk that we retain. This embodies our gross-to-net strategy and allows us to grow the overall portfolio where we see opportunity while managing the net portfolio to maximize long-term shareholder value.
At the mid-year renewals, we believe that our team was a leader in the market and constructed an optimal portfolio of risk. While rates were down in certain lines, as expected, our leadership position allowed us to grow where desired. We applied rigorous risk and portfolio analysis to identify attractive opportunities, and drew on the strength of our client relationships to execute on those opportunities to build a portfolio that we believe is rate-adequate in the current market. During the period, we saw favorable opportunities to purchase additional ceded protection across both segments. With our 2026 portfolio largely set, we are now planning for 2027, and we are already engaging with our largest clients about how we can support their portfolios across multiple lines.
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
Across the mid-year renewals, our leadership position and client relationships enabled us to grow the property catastrophe class limit with high-quality clients in the U.S. on good terms, and in the other property class, we continued to manage exposure according to rates.
We believe that the property catastrophe market remained attractive at the mid-year renewals. We successfully retained desired lines and found select opportunities to grow. While rates have declined from the significant step change in pricing that reset this market in 2023, we continue to believe that the U.S. property catastrophe business is at a strong level of rate adequacy. This is generally our business with the highest expected margin, and we successfully found opportunities to deploy capital to grow selectively, which helped offset the impact of downward rate pressure. This includes the Florida market, where we have rebuilt our position over time as rates improved, tort reforms stabilized the market, and the private market expanded.
Due to pricing in the retrocessional market, we were able to purchase more protection for the same cost, allowing us to balance our ratio of risk to equity. Our other property class continues to produce strong results, and while we have reduced exposure in certain areas where rates are under pressure, we benefit from our expertise in individual location underwriting and portfolio shaping with ceded deals.
We generally retain approximately half of our assumed property catastrophe premiums while sharing a portion with our third-party capital partner balance sheets, and earning fee income in exchange. Fee income is less sensitive to rate movements, and reduces the overall volatility of our returns.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward. We also manage our net exposure through ceded reinsurance and other tools to help shape the net portfolio. Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles.
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
We typically manage our casualty business over a 10-year cycle. Over this cycle, we expect there to be shifts between the generation of underwriting and investments results in this business – currently, the balance is skewed toward investment returns. This 10-year cycle is also the perspective from which we manage our exposure. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. We are reflecting our insights in our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions. We write a diversified Casualty and Specialty portfolio, and expect that in any given quarter, we will have some lines that are developing favorably and others adversely. In our general casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing, and have strengthened prior year casualty reserves. Within general liability, we are continuing to monitor improvements in claims handling, as well as rate change to ensure it is keeping up with trend. The market has made good progress, but trend continues at an elevated level and we remain cautious in our underwriting.
At the mid-year renewals, we continued to optimize our Casualty and Specialty business through portfolio mix, risk selection, and use of ceded reinsurance. We have continued to shape our casualty portfolio, reducing our exposure in select lines, such as in general casualty and certain specialty lines of business where rates have been under more pressure. As part of this shaping we also increased our use of ceded reinsurance to help protect margin and reduce underwriting volatility, particularly in general casualty.
Fee Income
We take a differentiated approach to our Capital Partners unit, with a focus on first sourcing the risks that we intend to write, and then matching them with the appropriate third-party capital. This business allows us to leverage our industry-leading underwriting franchise, improves our offerings to customers, enhances our ability to optimize our portfolios, and generates attractive fees for doing so. This complements the income we earn on our own balance sheets, creating additional value from our underwriting business and providing a solid foundation of earnings. Over the past several years, this has been a strong and consistent contributor to our financial results.
We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses. We view fee income as a consistent and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the first quarter of 2025, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees. The fee income that we earn is recorded across various line items in our financial statements, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its impact, including for the proportion that is not included in underwriting income (loss).
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2025, during the six months ended June 30, 2026. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2025 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on May 6, 2026. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended June 30, 2026, and also includes other shares purchased, which represents common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$542,504
April 1 - 30, 2026	425,419	$307.93	—	$—	425,419	$307.93	411,504
May 1 - 31, 2026 (1)	358,634	$297.13	454	$299.30	358,180	$297.13	669,572
June 1 - 30, 2026	379,861	$296.33	—	$—	379,861	$296.33	557,009
Total	1,163,914	$300.82	454	$299.30	1,163,460	$300.82	$557,009

(1)On May 6, 2026, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended June 30, 2026, we repurchased 1.2 million common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $350.0 million and an average price of $300.82 per common share. At June 30, 2026, $557.0 million remained available for repurchase under the share repurchase program. Subsequent to June 30, 2026 and through the period ended July 20, 2026, we repurchased 259.4 thousand common shares at an aggregate cost of $82.9 million and an average price of $319.72 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
During the three months ended June 30, 2026, the following directors or officers of the Company adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended): on May 18, 2026, Ross Curtis, Executive Vice President and Chief Portfolio Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 20,000 shares of RenaissanceRe common stock between August 17, 2026 and August 16, 2027, subject to certain conditions.
ITEM 6.        EXHIBITS

10.1*
RenaissanceRe Holdings Ltd. 2026 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.4 to RenaissanceRe Holdings Ltd.’s Registration Statement on Form S-8 (File No. 333-295656), filed with the SEC on May 7, 2026.

10.1(a)*	Form of Director Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2026 Long-Term Incentive Plan.
10.1(b)*	Form of Restricted Stock Agreement under the RenaissanceRe Holdings Ltd. 2026 Long-Term Incentive Plan.
10.1(c)*	Form of Performance Share Agreement under the RenaissanceRe Holdings Ltd. 2026 Long-Term Incentive Plan.
10.2*
Letter Agreement, dated May 11, 2026, between Robert Qutub and RenaissanceRe Holdings Ltd. (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 14, 2026).

10.3*
Letter Agreement, dated May 11, 2026, between Ross Curtis and RenaissanceRe Holdings Ltd. (incorporated by reference to RenaissanceRe Holdings Ltd.’s Current Report on Form 8-K, filed with the Commission on May 14, 2026).

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
*Represents management contract or compensatory plan or arrangement.

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

RENAISSANCERE HOLDINGS LTD.

Date:	July 23, 2026	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	July 23, 2026	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)