Form 10-Q
period 2026-09-30
RENAISSANCERE HOLDINGS LTD
filed 2026-10-28
CIK 913144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Large accelerated filer ☒, Accelerated filer ☐, Non-accelerated filer ☐, Smaller reporting company ☐, Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The number of Common Shares, par value U.S. $1.00 per share, outstanding at October 23, 2026 was 40,409,229.

RENAISSANCERE HOLDINGS LTD.

GLOSSARY OF DEFINED TERMS
In this Form 10-Q, references to “RenaissanceRe” refer to RenaissanceRe Holdings Ltd. (the parent company) and references to “we,” “us,” “our” and the “Company” refer to RenaissanceRe Holdings Ltd. together with its subsidiaries, unless the context requires otherwise.

“2025 Large Loss Events”	a series of wildfires that burned throughout southern California in January 2025 (the “California Wildfires”), Hurricane Melissa and the Other 2025 Large Loss Events
“2026 Large Loss Events”	the Middle East War, the Ras Laffan Explosion and the Colombian Earthquake
“AlphaCat Managers”	AlphaCat Managers Ltd.
“A.M. Best”	A.M. Best Company, Inc.
“Baltimore Bridge Collapse”	the collapse of the Francis Scott Key Bridge in Baltimore following a collision with a cargo ship in March 2024
“Colombian Earthquake”	the earthquake that occurred in August 2026 in Choco, Colombia
“DaVinci”	DaVinciRe Holdings Ltd. and its subsidiary
“DaVinci Reinsurance”	DaVinci Reinsurance Ltd.
“ERM”	enterprise risk management
“Exchange Act”	the Securities Exchange Act of 1934, as amended
“FAL”	a deposit that must be submitted to support the underwriting capacity of a member of Lloyd’s
“FCR”	financial condition report
“Fitch”	Fitch Ratings Ltd.
“Fontana”	Fontana Holdings L.P. and its subsidiaries
“Form 10-K”	Annual Report on Form 10-K
“Form 10-Q”	this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026
“Medici”	RenaissanceRe Medici Fund Ltd.
“Medici UCITS”	RenaissanceRe Medici UCITS Fund, a sub-fund of RenaissanceRe Medici ICAV
“Middle East War”	losses related to the conflict in the Middle East, including losses related to energy facilities
“Moody’s”	Moody’s Investors Service
“Other 2025 Large Loss Events”	the crash of American Airlines flight 5342 in January 2025, certain refinery fires in the first quarter of 2025, the crash of UPS Airlines flight 2976 and the Grasberg mine landslide
“Ras Laffan Explosion”	an explosion from an operational accident at a liquefied natural gas facility that occurred in June 2026 in Ras Laffan Industrial City in Qatar
“Renaissance Reinsurance”	Renaissance Reinsurance Ltd.
“Renaissance Reinsurance of Europe DAC”	Renaissance Reinsurance of Europe Designated Activity Company
“Renaissance Reinsurance U.S.”	Renaissance Reinsurance U.S. Inc.
“RenaissanceRe”	RenaissanceRe Holdings Ltd.
“RenaissanceRe Finance”	RenaissanceRe Finance Inc.
“RenaissanceRe Specialty U.S.”	RenaissanceRe Specialty U.S. Ltd.
“RREAG”	RenaissanceRe Europe AG
“S&P”	Standard and Poor’s Rating Services
“SEC”	U.S. Securities and Exchange Commission
“Securities Act”	Securities Act of 1933, as amended
“Stock Purchase Agreement”	Stock Purchase Agreement, dated May 22, 2023, among RenaissanceRe Holdings Ltd. and American International Group, Inc., as amended

“Syndicate 1458”	RenaissanceRe Syndicate 1458
“Top Layer”	Top Layer Reinsurance Ltd.
“Tower Hill Companies”	collectively, our investments in a group of Tower Hill affiliated companies including Bluegrass Insurance Management, LLC, Tower Hill Claims Service, LLC, Tower Hill Holdings, Inc., Tower Hill Insurance Group, LLC, Tower Hill Insurance Managers, LLC, Tower Hill Re Holdings, Inc., Tower Hill Risk Management LLC and Tomoka Re Holdings, Inc.
“U.S.”	United States of America
“Upsilon”	collectively, Upsilon Fund and Upsilon RFO
“Upsilon Diversified”	RenaissanceRe Upsilon Diversified Fund
“Upsilon Fund”	RenaissanceRe Upsilon Fund Ltd.
“Upsilon RFO”	Upsilon RFO Re Ltd.
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

PART I        FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Balance Sheets
At September 30, 2026 and December 31, 2025
(in thousands of United States Dollars, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets	(Unaudited)	(Audited)
Fixed maturity investments trading, at fair value - amortized cost $25,997,879 at September 30, 2026 (December 31, 2025 - $24,658,351) (Notes 3 and 4)	$25,203,247	$24,884,323
Short term investments, at fair value - amortized cost $4,010,180 at September 30, 2026 (December 31, 2025 - $4,760,027) (Notes 3 and 4)	4,009,923	4,759,811
Equity investments, at fair value (Notes 3 and 4)	1,767,229	1,732,990
Other investments, at fair value (Notes 3 and 4)	5,047,962	4,574,214
Investments in other ventures, under equity method	162,677	121,871
Total investments	36,191,038	36,073,209
Cash and cash equivalents	1,098,282	1,731,181
Premiums receivable (Note 5)	7,534,224	7,252,454
Prepaid reinsurance premiums	1,446,607	993,781
Reinsurance recoverable (Notes 5 and 6)	3,828,262	3,899,913
Accrued investment income	242,834	233,688
Deferred acquisition costs and value of business acquired	1,687,757	1,538,540
Deferred tax asset	728,227	701,927
Receivable for investments sold	1,034,240	414,523
Other assets	452,618	328,087
Goodwill and other intangible assets	587,107	633,087
Total assets	$54,831,196	$53,800,390
Liabilities, Noncontrolling Interests and Shareholders’ Equity
Liabilities
Reserve for claims and claim expenses (Note 6)	$22,294,195	$22,302,345
Unearned premiums	6,619,452	6,028,174
Debt (Note 7)	2,331,768	2,329,201
Reinsurance balances payable	2,730,064	2,540,518
Payable for investments purchased	1,406,784	533,101
Other liabilities	662,632	856,302
Total liabilities	36,044,895	34,589,641
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests (Note 8)	7,433,760	7,602,092
Shareholders’ Equity
Preference shares: $1.00 par value - 30,000 shares issued and outstanding at September 30, 2026 (December 31, 2025 - 30,000) (Note 10)	750,000	750,000
Common shares: $1.00 par value - 40,841,495 shares issued and outstanding at September 30, 2026 (December 31, 2025 - 43,961,539) (Note 10)	40,841	43,962
Additional paid-in capital (Note 10)	—	—
Accumulated other comprehensive income (loss)	(13,349)	(12,626)
Retained earnings (Note 10)	10,575,049	10,827,321
Total shareholders’ equity attributable to RenaissanceRe	11,352,541	11,608,657
Total liabilities, noncontrolling interests and shareholders’ equity	$54,831,196	$53,800,390

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Operations
For the three and nine months ended September 30, 2026 and 2025
(in thousands of United States Dollars, except per share amounts) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues
Gross premiums written (Note 5)	$2,104,008	$2,323,626	$8,577,305	$9,900,309
Net premiums written (Note 5)	$1,665,477	$2,057,802	$6,620,733	$8,271,601
Decrease (increase) in unearned premiums	435,599	376,003	(136,522)	(704,861)
Net premiums earned (Note 5)	2,101,076	2,433,805	6,484,211	7,566,740
Net investment income (Note 3)	440,853	438,354	1,293,844	1,256,815
Net foreign exchange gains (losses)	831	877	(15,533)	2,209
Equity in earnings (losses) of other ventures	28,539	12,551	66,853	50,712
Other income (loss)	14	705	5,740	4,243
Net realized and unrealized gains (losses) on investments (Note 3)	(879,843)	311,890	(1,180,128)	994,550
Total revenues	1,691,470	3,198,182	6,654,987	9,875,269
Expenses
Net claims and claim expenses incurred (Notes 5 and 6)	1,026,492	878,820	2,952,841	4,664,701
Acquisition expenses	542,893	659,723	1,628,022	1,949,763
Operational expenses	105,600	125,073	289,382	350,996
Corporate expenses	16,685	23,414	54,826	70,005
Interest expense (Note 7)	31,794	30,582	95,358	89,461
Total expenses	1,723,464	1,717,612	5,020,429	7,124,926
Income (loss) before taxes	(31,994)	1,480,570	1,634,558	2,750,343
Income tax benefit (expense)	30,153	(148,860)	(142,231)	(280,204)
Net income (loss)	(1,841)	1,331,710	1,492,327	2,470,139
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(150,700)	(415,200)	(688,411)	(548,287)
Net income (loss) attributable to RenaissanceRe	(152,541)	916,510	803,916	1,921,852
Dividends on preference shares (Note 10)	(8,843)	(8,843)	(26,531)	(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(161,384)	$907,667	$777,385	$1,895,321
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic (Note 11)	$(4.02)	$19.47	$18.47	$39.60
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted (Note 11)	$(4.02)	$19.40	$18.39	$39.46

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three and nine months ended September 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Comprehensive income (loss)
Net income (loss)	$(1,841)	$1,331,710	$1,492,327	$2,470,139
Change in net unrealized gains (losses) on investments, net of tax	(225)	201	(518)	65
Foreign currency translation adjustments, net of tax	(79)	(82)	(205)	1,044
Comprehensive income (loss)	(2,145)	1,331,829	1,491,604	2,471,248
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(150,700)	(415,200)	(688,411)	(548,287)
Comprehensive income (loss) attributable to RenaissanceRe	$(152,845)	$916,629	$803,193	$1,922,961

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
For the three and nine months ended September 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Preference shares
Beginning balance	$750,000	$750,000	$750,000	$750,000
Ending balance	750,000	750,000	750,000	750,000
Common shares
Beginning balance	41,811	47,370	43,962	50,181
Repurchase of shares (Note 10)	(958)	(852)	(3,340)	(3,898)
Issuance of performance share and restricted stock awards (Note 10)	(12)	(17)	219	218
Ending balance	40,841	46,501	40,841	46,501
Additional paid-in capital
Beginning balance	—	791,004	—	1,512,435
Repurchase of shares (Note 10)	—	(204,551)	—	(939,174)
Change in redeemable noncontrolling interests	—	80	—	(205)
Issuance of performance share and restricted stock awards (Note 10)	—	18,772	—	32,249
Ending balance	—	605,305	—	605,305
Accumulated other comprehensive income (loss)
Beginning balance	(13,045)	(13,766)	(12,626)	(14,756)
Change in net unrealized gains (loss) on investments, net of tax	(225)	201	(518)	65
Foreign currency translation adjustments, net of tax	(79)	(82)	(205)	1,044
Ending balance	(13,349)	(13,647)	(13,349)	(13,647)
Retained earnings
Beginning balance	11,041,443	9,225,086	10,827,321	8,276,152
Net income (loss)	(1,841)	1,331,710	1,492,327	2,470,139
Net (income) loss attributable to redeemable noncontrolling interests (Note 8)	(150,700)	(415,200)	(688,411)	(548,287)
Repurchase of shares (Note 10)	(309,169)	—	(1,009,337)	—
Change in redeemable noncontrolling interests	(537)	—	(3,381)	—
Issuance of performance share and restricted stock awards (Note 10)	21,727	—	34,592	—
Dividends on common shares (Note 10)	(17,031)	(18,546)	(51,531)	(57,266)
Dividends on preference shares (Note 10)	(8,843)	(8,843)	(26,531)	(26,531)
Ending balance	10,575,049	10,114,207	10,575,049	10,114,207
Total shareholders’ equity attributable to RenaissanceRe	$11,352,541	$11,502,366	$11,352,541	$11,502,366

See accompanying notes to the consolidated financial statements

RenaissanceRe Holdings Ltd. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2026 and 2025
(in thousands of United States Dollars) (Unaudited)

	Nine months ended
	September 30, 2026	September 30, 2025
Cash flows provided by (used in) operating activities
Net income (loss)	$1,492,327	$2,470,139
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Amortization, accretion and depreciation	(72,991)	2,437
Equity in undistributed (earnings) losses of other ventures	(18,316)	(11,210)
Net realized and unrealized (gains) losses on investments	1,180,128	(496,597)
Change in:
Premiums receivable	(281,770)	(840,280)
Prepaid reinsurance premiums	(452,826)	(328,425)
Reinsurance recoverable	71,651	396,297
Deferred acquisition costs and value of business acquired	(149,217)	(103,683)
Reserve for claims and claim expenses	(8,150)	1,409,369
Unearned premiums	591,278	1,036,203
Reinsurance balances payable	189,546	(101,254)
Other	(207,235)	(222,864)
Net cash provided by (used in) operating activities	2,334,425	3,210,132
Cash flows provided by (used in) investing activities
Proceeds from sales and maturities of fixed maturity investments trading	19,285,170	10,834,466
Purchases of fixed maturity investments trading	(20,448,405)	(10,265,197)
Proceeds from sales of short term investments	33,716,283	30,291,467
Purchases of short term investments	(32,904,204)	(32,139,997)
Proceeds from sales of equity investments	472,479	1,193
Purchases of equity investments	(647,378)	(1,313,401)
Proceeds from sales of other investments	950,782	803,391
Purchases of other investments	(1,233,775)	(942,036)
Purchases of investments in other ventures	(25,810)	(1,037)
Return of investments in other ventures	2,624	248
Net settlements of derivatives	3,910	430,509
Net cash provided by (used in) investing activities	(828,324)	(2,300,394)
Cash flows provided by (used in) financing activities
Dividends paid – common shares	(51,531)	(57,266)
Dividends paid – preference shares	(26,531)	(26,531)
RenaissanceRe common share repurchases	(1,012,608)	(939,637)
Repayment of debt	—	(450,000)
Issuance of debt, net of expenses	—	789,903
Repayment of Medici Revolving Credit Facility	—	(75,000)
Drawdown of Medici Revolving Credit Facility	—	75,000
Subscriptions of third-party redeemable noncontrolling interest shares	10,600	121,616
Redemptions of third-party redeemable noncontrolling interest shares	(1,016,741)	(304,655)
Taxes paid on withholding shares	(27,376)	(21,596)
Net cash provided by (used in) financing activities	(2,124,187)	(888,166)
Effect of exchange rate changes on foreign currency cash	(14,813)	3,392
Net increase (decrease) in cash and cash equivalents	(632,899)	24,964
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,098,282	$1,701,568

See accompanying notes to the consolidated financial statements

RENAISSANCERE HOLDINGS LTD. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(unless otherwise noted, amounts in tables expressed in thousands of United States (“U.S.”) dollars, except shares, per share amounts and percentages) (Unaudited)
NOTE 1. ORGANIZATION
This report on Form 10-Q should be read in conjunction with the RenaissanceRe Holdings Ltd. (“RenaissanceRe” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Form 10-K”). RenaissanceRe was formed under the laws of Bermuda on June 7, 1993. Through its wholly-owned and majority-owned subsidiaries, joint ventures and managed funds, the Company provides property, casualty and specialty reinsurance and certain insurance solutions to its customers.
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

NOTE 3. INVESTMENTS
Fixed Maturity Investments Trading
The following table summarizes the fair value of fixed maturity investments trading:

	At September 30, 2026	At December 31, 2025
Corporate	$9,807,924	$8,528,828
U.S. Treasuries	9,037,223	10,641,503
Residential mortgage-backed	3,449,802	2,606,882
Asset-backed	1,357,970	1,606,790
Agencies	641,239	486,817
Non-U.S. government	580,896	691,912
Commercial mortgage-backed	328,193	321,591
Total fixed maturity investments trading	$25,203,247	$24,884,323

Contractual maturities of fixed maturity investments trading are described in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At September 30, 2026		At December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,425,623	$1,424,835	$2,072,111	$2,081,003
Due after one through five years	10,525,646	10,348,304	12,450,807	12,606,212
Due after five through ten years	7,677,750	7,330,702	5,039,803	5,109,842
Due after ten years	1,034,332	963,441	573,271	552,003
Mortgage-backed	3,966,349	3,777,995	2,920,644	2,928,473
Asset-backed	1,368,179	1,357,970	1,601,715	1,606,790
Total	$25,997,879	$25,203,247	$24,658,351	$24,884,323

Equity Investments
The following table summarizes the fair value of equity investments:

	At September 30, 2026	At December 31, 2025
Fixed income exchange traded funds	$1,547,207	$1,582,811
Equity exchange traded funds	90,613	—
Common stock
Financials	128,721	147,996
Other	688	2,183
Total common stock	129,409	150,179
Total equity investments	$1,767,229	$1,732,990

Pledged Investments
At September 30, 2026, $7.8 billion (December 31, 2025 - $8.6 billion) of cash and investments at fair value were on deposit with, or in trust accounts for the benefit of, various counterparties, including with respect to the Company’s letter of credit facilities. Of this amount, $2.1 billion (December 31, 2025 - $2.5 billion) is on deposit with, or in trust accounts for the benefit of, U.S. state regulatory authorities.

Reverse Repurchase Agreements
At September 30, 2026, the Company held $44.6 million (December 31, 2025 - $59.2 million) of reverse repurchase agreements. These loans are fully collateralized, are generally outstanding for a short period of time and are presented on a gross basis as part of short term investments on the Company’s consolidated balance sheets. The required collateral for these loans typically includes high-quality, readily marketable instruments. Upon maturity, the Company receives principal and interest income.
Other Investments
The table below shows the fair value of the Company’s portfolio of other investments:

	At September 30, 2026	At December 31, 2025
Fund investments
Private credit funds	$1,597,821	$1,445,158
Private equity funds	788,907	701,837
Multi-strategy funds (1)	633,225	473,990
Insurance-linked securities funds	167,984	154,514
Equity funds	79,181	—
Total fund investments	3,267,118	2,775,499
Catastrophe bonds	1,625,250	1,613,710
Direct private equity investments	155,594	185,005
Total other investments	$5,047,962	$4,574,214

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
During the nine months ended September 30, 2026, investors subscribed for $20.5 million of the participating shares of Medici UCITS. In addition, investors redeemed $23.4 million of the participating shares of Medici UCITS.
During the nine months ended September 30, 2025, investors subscribed for $356.5 million of the participating shares of Medici UCITS, including $140.0 million from the Company. Of this amount, $316.5 million represented a transfer in kind from existing investors in RenaissanceRe Medici Fund Ltd. (“Medici”), including the Company.
For the three and nine months ended September 30, 2026, net income of $7.0 million and $12.5 million from Medici UCITS was attributable to the Company (2025 - $7.5 million and $11.0 million). At September 30, 2026, the total net asset value (“NAV”) of Medici UCITS was $475.8 million, of which $167.0 million was attributable to the Company (December 31, 2025 - $449.9 million and $154.5 million), and the Company’s ownership in Medici UCITS was 35.1% (December 31, 2025 - 34.3%).
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
The following table summarizes the aggregate carrying amount of investments in unconsolidated VIEs on the Company’s consolidated balance sheets, as well as the Company’s maximum exposure to loss associated with these VIEs:

	Maximum Exposure to Loss
	Carrying Amount	Unfunded Commitments	Total
At September 30, 2026	$3,212,156	$3,859,248	$7,071,404
At December 31, 2025	$2,665,801	$3,207,923	$5,873,724

Catastrophe Bonds
Catastrophe bonds are non-investment grade bonds generally issued by unrelated third parties that generally mature within 1 to 5 years.
Direct Private Equity Investments
Direct private equity investments are the Company’s direct equity investments in companies that are not traded on any nationally recognized equity markets.

Net Investment Income
The components of net investment income are as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed maturity investments trading	$307,844	$287,139	$899,560	$854,035
Short term investments	30,851	51,855	98,114	141,299
Equity investments
Fixed income exchange traded funds	27,031	15,876	74,842	23,588
Common stock (1)	681	610	2,034	1,951
Other investments
Catastrophe bonds	44,403	50,503	124,430	153,205
Fund and direct private equity investments (2)	29,729	27,036	88,273	67,451
Cash and cash equivalents	8,407	12,045	28,990	35,488
	448,946	445,064	1,316,243	1,277,017
Investment expenses	(8,093)	(6,710)	(22,399)	(20,202)
Net investment income	$440,853	$438,354	$1,293,844	$1,256,815

(1)In the fourth quarter of 2025, the Company revised the description of its “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”
Net Realized and Unrealized Gains (Losses) on Investments
Net realized and unrealized gains (losses) on investments are as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed maturity investments trading	$(831,471)	$86,089	(1,188,115)	416,943
Equity investments	(78,966)	7,150	(131,951)	33,979
Investment-related derivatives (1)	(51,004)	181,012	31,381	498,089
Other investments
Catastrophe bonds	34,971	44,592	22,017	(9,837)
Fund and direct private equity investments (2)	46,627	(6,953)	86,540	55,376
Net realized and unrealized gains (losses) on investments	$(879,843)	$311,890	$(1,180,128)	$994,550

(1)Included in investment-related derivatives for the three and nine months ended September 30, 2026 are gains (losses) related to fixed maturity investment-related derivatives of $(68.1) million and $(94.8) million (2025 - $(40.5) million and $91.0 million), equity investment-related derivatives of $16.8 million and $139.7 million (2025 - $78.0 million and $112.7 million) and commodity-related derivatives of $0.3 million and $(13.5) million (2025 - $143.6 million and $294.4 million). Refer to “Note 13. Derivative Instruments” for additional information on investment-related derivatives.
(2)In the fourth quarter of 2025, the Company revised the description of its “other investments - other” to “other investments - fund and direct private equity investments.”

Net realized and unrealized gains (losses) on fixed maturity investments trading and equity investments are split between realized and unrealized gains (losses) as follows:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Fixed maturity investments trading
Net realized gains (losses)	$(137,500)	$19,293	$(175,836)	$27,561
Net unrealized gains (losses)	(693,971)	66,796	(1,012,279)	389,382
Net realized and unrealized gains (losses)	$(831,471)	$86,089	$(1,188,115)	$416,943

Equity investments
Net realized gains (losses)	$(721)	$541	8,346	$613
Net unrealized gains (losses)	(78,245)	6,609	(140,297)	33,366
Net realized and unrealized gains (losses)	$(78,966)	$7,150	$(131,951)	$33,979

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
Below is a summary of the assets and liabilities that are measured at fair value on a recurring basis and also represents the carrying amount on the Company’s consolidated balance sheets:

At September 30, 2026	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Fixed maturity investments trading
Corporate	$9,807,924	$—	$9,560,977	$246,947
U.S. Treasuries	9,037,223	9,037,223	—	—
Residential mortgage-backed	3,449,802	—	3,449,802	—
Asset-backed	1,357,970	—	1,221,112	136,858
Agencies	641,239	—	641,239	—
Non-U.S. government	580,896	—	580,896	—
Commercial mortgage-backed	328,193	—	328,193	—
Total fixed maturity investments trading	25,203,247	9,037,223	15,782,219	383,805
Short term investments	4,009,923	18,193	3,991,730	—
Equity investments
Fixed income exchange traded funds	1,547,207	1,547,207	—	—
Common stock	129,409	129,409	—	—
Equity exchange traded funds	90,613	90,613	—	—
Total equity investments	1,767,229	1,767,229	—	—
Other investments
Catastrophe bonds	1,625,250	—	1,625,250	—
Direct private equity investments	155,594	—	131,032	24,562
	1,780,844	—	1,756,282	24,562
Fund investments (1)	3,267,118	—	—	—
Total other investments	5,047,962	—	1,756,282	24,562
Other assets and (liabilities)
Derivative assets (2)	19,385	9,576	9,809	—
Derivative liabilities (2)	(33,954)	(6,985)	(26,969)	—
Total other assets and (liabilities)	(14,569)	2,591	(17,160)	—
	$36,013,792	$10,825,236	$21,513,071	$408,367

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
Level 3 - The Company’s corporate fixed maturity investments included certain investments whose fair value was obtained using significant unobservable inputs which were not developed by the Company. These investments were valued by the Company’s external investment managers without significant adjustment. The Company’s external investment managers have used independent third parties to determine the fair value of these securities. At December 31, 2025, these investments were valued at recent transaction price, due to a lack of observable pricing inputs. At September 30, 2026 and December 31, 2025, these securities had a weighted average credit quality of BBB.
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
Non-agency mortgage-backed securities are primarily priced by pricing services using an option adjusted spread model or other relevant models, which principally utilize inputs including benchmark yields, available trade information or broker quotes, and issuer spreads. The pricing services also review collateral prepayment speeds, loss severity and delinquencies among other collateral performance indicators for the securities valuation, when applicable.
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
Level 3 - At September 30, 2026, the Company’s asset-backed fixed maturity investments included $101.1 million (December 31, 2025 - $Nil) whose fair value was obtained using significant unobservable inputs which were not developed by the Company. These investments were valued by the Company’s external investment managers without significant adjustment. The Company’s external investment managers have used independent third parties to determine the fair value of these securities. At September 30, 2026, these securities had a weighted average credit quality of BBB.
The Company’s asset-backed fixed maturity investments also included $35.8 million (December 31, 2025 - $39.9 million) of investments with the fair value obtained through the use of discounted cash flow models developed by the Company, due to a lack of observable pricing inputs. At September 30, 2026 and December 31, 2025, these securities had a weighted average credit quality of BBB.
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
Equity Investments
Level 1 - The Company’s equity investments are primarily priced by pricing services, reflecting the closing price quoted for the final trading day of the period. When pricing these securities, the pricing services utilize daily data from many real time market sources, including applicable securities exchanges. All data sources are regularly reviewed for accuracy to attempt to ensure the most reliable price source was used for each security.
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
Assumed and Ceded (Re)insurance Contracts
Level 3 - During the nine months ended September 30, 2026, the Company’s assumed and ceded (re)insurance contracts accounted for at fair value expired and were fully settled. At December 31, 2025, the related net liability was not material. The fair value of these contracts had been determined through the use of an internal valuation model. The most significant unobservable inputs included the assumed and ceded expected net cash flows related to the contracts, including the expected premium, acquisition expenses and losses; the expected loss ratio and the relevant discount rate used to calculate the present value of the net cash flows.
Level 3 Assets and Liabilities Measured at Fair Value
Quantitative Information About Level 3 Fair Value Measurements
Below is a summary of quantitative information regarding the significant unobservable inputs (Level 3) developed by the Company in determining the fair value of assets and liabilities measured at fair value on a recurring basis:

At September 30, 2026	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Asset-backed	$35,768	Discounted cash flow	Discount rate	11.3%
Other investments
Direct private equity investments	24,562	Internal valuation model	Discount rate	12.0%
			Liquidity discount	10.0%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$60,330

At December 31, 2025	Fair Value (Level 3)	Valuation Technique	Unobservable Inputs	Weighted Average or Actual
Fixed maturity investments trading
Corporate	$114,256	Recent transaction price	N/A	N/A
Asset-backed	39,859	Discounted cash flow	Discount rate	11.3%
Total fixed maturity investments trading	154,115
Other investments
Direct private equity investments	27,995	Internal valuation model	Discount rate	13.0%
			Liquidity discount	10.0%
Other assets and (liabilities)
Assumed and ceded (re)insurance contracts	(34)	Internal valuation model	Net undiscounted cash flows	$12,836
			Expected loss ratio	—%
			Discount rate	3.7%
Total assets and (liabilities) measured at fair value on a recurring basis using Level 3 inputs	$182,076

Reconciliation of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy
Below is a reconciliation of the beginning and ending balances, for the periods shown, of assets and liabilities measured at fair value on a recurring basis using Level 3 inputs.

	Fixed Maturity Investments Trading		Other Investments
Three months ended September 30, 2026	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - July 1, 2026	$219,697	$91,767	$23,625	$—	$335,089
Net investment income	—	1,027	89	—	1,116
Net realized and unrealized gains (losses) on investments	—	(972)	348	—	(624)
Purchases	27,250	52,271	500	—	80,021
Sales	—	(367)	—	—	(367)
Settlements	—	(6,868)	—	—	(6,868)
Balance - September 30, 2026	$246,947	$136,858	$24,562	$—	$408,367

	Fixed Maturity Investments Trading		Other Investments
Nine months ended September 30, 2026	Corporate	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2026	$114,256	$39,859	$27,995	$(34)	$182,076
Net investment income	—	3,345	252	—	3,597
Net realized and unrealized gains (losses) on investments	—	(1,264)	(4,178)	—	(5,442)
Other income (loss)	—	—	—	17	17
Net foreign exchange gains (losses)	—	—	(7)	—	(7)
Purchases	132,691	103,159	500	—	236,350
Sales	—	(392)	—	—	(392)
Settlements	—	(7,849)	—	17	(7,832)
Balance - September 30, 2026	$246,947	$136,858	$24,562	$—	$408,367

	Fixed Maturity Investments Trading	Other Investments
Three months ended September 30, 2025	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - July 1, 2025	$40,936	$35,308	$(150)	$76,094
Net investment income	980	82	—	1,062
Net realized and unrealized gains (losses) on investments	—	(3,868)	—	(3,868)
Other income (loss)	—	—	90	90
Net foreign exchange gains (losses)	—	(10)	—	(10)
Purchases	222	1,000	—	1,222
Settlements	(3,313)	—	(33)	(3,346)
Balance - September 30, 2025	$38,825	$32,512	$(93)	$71,244

	Fixed Maturity Investments Trading	Other Investments
Nine months ended September 30, 2025	Asset-backed	Direct Private Equity Investments	Other Assets and (Liabilities)	Total
Balance - January 1, 2025	$—	$43,777	$(405)	$43,372
Net investment income	980	221	—	1,201
Net realized and unrealized gains (losses) on investments	—	(12,519)	—	(12,519)
Other income (loss)	—	—	583	583
Net foreign exchange gains (losses)	—	33	—	33
Purchases	41,681	1,000	—	42,681
Settlements	(3,836)	—	(271)	(4,107)
Balance - September 30, 2025	$38,825	$32,512	$(93)	$71,244

The Fair Value Option for Financial Assets and Financial Liabilities
The Company has elected to account for other investments and certain assumed and ceded (re)insurance contracts at fair value using the guidance under FASB ASC Topic 825, Financial Instruments, as the Company believes it represents the most meaningful measurement basis for these assets and liabilities.
The change in fair value of other investments resulted in net unrealized gains on investments for the three and nine months ended September 30, 2026 of $51.0 million and $51.9 million (2025 - gains of $74.2 million and $94.0 million).
Measuring the Fair Value of Other Investments Using Net Asset Valuations
The table below shows the Company’s portfolio of other investments measured using net asset valuations as a practical expedient:

	At September 30, 2026		At December 31, 2025
	Fair Value	Unfunded Commitments	Fair Value	Unfunded Commitments
Private credit funds	$1,597,821	$2,224,853	$1,445,158	$1,605,126
Private equity funds	788,907	702,079	701,837	661,159
Multi-strategy funds (1)	633,225	—	473,990	—
Insurance-linked securities funds	167,984	—	154,514	—
Equity funds	79,181	—	—	—
Total other investments measured using net asset valuations	$3,267,118	$2,926,932	$2,775,499	$2,266,285

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

Debt
Included in the Company’s consolidated balance sheet at September 30, 2026 were debt obligations with a carrying value of $2.3 billion (December 31, 2025 - $2.3 billion), consisting of $2.2 billion classified as Level 2 and $99.3 million classified as Level 3 (December 31, 2025 - $2.2 billion and $99.2 million). At September 30, 2026, the fair value of the Level 2 and Level 3 debt obligations were $2.2 billion and $92.8 million, respectively (December 31, 2025 - $2.3 billion and $100.2 million).
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
The following table sets forth the effect of reinsurance and retrocessional activity on premiums written and earned and on claims and claim expenses incurred:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Premiums Written
Direct	$227,761	$216,934	$654,322	$691,354
Assumed	1,876,247	2,106,692	7,922,983	9,208,955
Ceded	(438,531)	(265,824)	(1,956,572)	(1,628,708)
Net premiums written	$1,665,477	$2,057,802	$6,620,733	$8,271,601

Premiums Earned
Direct	$224,449	$223,861	$660,565	$722,754
Assumed	2,436,296	2,674,658	7,327,392	8,144,270
Ceded	(559,669)	(464,714)	(1,503,746)	(1,300,284)
Net premiums earned	$2,101,076	$2,433,805	$6,484,211	$7,566,740

Claims and Claim Expenses
Gross claims and claim expenses incurred	$1,269,332	$942,559	$3,548,476	$5,114,509
Claims and claim expenses recovered	(242,840)	(63,739)	(595,635)	(449,808)
Net claims and claim expenses incurred	$1,026,492	$878,820	$2,952,841	$4,664,701

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
At September 30, 2026, the Company’s premiums receivable balance was $7.5 billion (December 31, 2025 - $7.3 billion). Of the Company’s premiums receivable balance as of September 30, 2026, the majority are receivable from highly rated counterparties. The provision for current expected credit losses on the Company’s premiums receivable was $2.1 million at September 30, 2026 (December 31, 2025 - $3.2 million).
The following table provides a roll forward of the provision for current expected credit losses of the Company’s premiums receivable:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$2,028	$3,272	$3,181	$4,631
Provision for (release of) allowance	71	63	28	(1,296)
Charge-offs	—	—	(1,110)	—
Ending balance	$2,099	$3,335	$2,099	$3,335

Reinsurance Recoverable
Reinsurance recoverable reflects amounts due from reinsurers based on the claim liabilities associated with the reinsurance policy. The Company accrues amounts that are due from reinsurers based on estimated ultimate losses applicable to the contracts.
At September 30, 2026, the Company’s reinsurance recoverable balance was $3.8 billion (December 31, 2025 - $3.9 billion). Of the Company’s reinsurance recoverable balance at September 30, 2026, 41.0% is fully collateralized by the Company’s reinsurers, 57.7% is recoverable from reinsurers rated A- or higher by major rating agencies and 1.3% is recoverable from reinsurers rated lower than A- by major rating agencies (December 31, 2025 - 46.9%, 51.5% and 1.6%, respectively). The reinsurers with the three largest balances accounted for 13.2%, 10.4% and 5.8%, respectively, of the Company’s reinsurance recoverable balance at September 30, 2026 (December 31, 2025 - 12.6%, 10.1% and 7.0%, respectively).
The provision for current expected credit losses was $12.7 million at September 30, 2026 (December 31, 2025 - $13.2 million). The three largest company-specific components of the provision for current expected credit losses represented 14.9%, 11.0% and 9.6%, respectively, of the Company’s total provision for current expected credit losses at September 30, 2026 (December 31, 2025 - 20.4%, 17.2% and 4.8%, respectively).

The following table provides a roll forward of the provision for current expected credit losses of the Company’s reinsurance recoverable:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$11,840	$10,808	$13,205	$11,730
Provision for (release of) allowance	880	2,180	(485)	1,258
Ending balance	$12,720	$12,988	$12,720	$12,988

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
The following table summarizes the Company’s reserve for claims and claim expenses by segment, allocated between case reserves, ACR and IBNR:

At September 30, 2026	Case Reserves	ACR	IBNR	Total
Property	$1,578,831	$1,216,667	$1,851,913	$4,647,411
Casualty and Specialty	3,800,390	341,878	13,504,516	17,646,784
Total	$5,379,221	$1,558,545	$15,356,429	$22,294,195

At December 31, 2025
Property	$1,797,427	$1,679,848	$2,208,709	$5,685,984
Casualty and Specialty	3,393,451	327,941	12,894,969	16,616,361
Total	$5,190,878	$2,007,789	$15,103,678	$22,302,345

Activity in the reserve for claims and claim expenses is summarized as follows:

Nine months ended September 30,	2026	2025
Reserve for claims and claim expenses, net of reinsurance recoverable, beginning of period	$18,402,432	$16,822,101
Net incurred related to:
Current year	3,581,426	5,510,336
Prior years	(628,585)	(845,635)
Total net incurred	2,952,841	4,664,701
Net paid related to:
Current year	202,872	763,095
Prior years	2,656,060	2,373,183
Total net paid	2,858,932	3,136,278
Foreign exchange and other (1)	(30,408)	277,243
Reserve for claims and claim expenses, net of reinsurance recoverable, end of period	18,465,933	18,627,767
Reinsurance recoverable, end of period	3,828,262	4,085,093
Reserve for claims and claim expenses, end of period	$22,294,195	$22,712,860

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
The following table details the Company’s net (favorable) adverse development of prior accident years net claims and claim expenses by segment:

Nine months ended September 30,	2026	2025
Property	$(683,245)	$(837,307)
Casualty and Specialty	54,660	(8,328)
Total net (favorable) adverse development of prior accident years net claims and claim expenses (1)	$(628,585)	$(845,635)

(1)In the nine months ended September 30, 2026, the total net (favorable) adverse development of prior accident years net claims and claim expenses included amortization of fair value adjustments of $22.1 million, principally related to the Validus Acquisition (2025 - $30.9 million).
Net favorable development of prior year estimated net claims and claim expenses increased net income by $628.6 million during the nine months ended September 30, 2026 (2025 - $845.6 million), excluding the consideration of related reinstatement, adjustment or other premium changes, profit commissions, redeemable noncontrolling interests - DaVinci, Fontana and Vermeer and income tax.

Property Segment
The following tables detail the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Property segment, allocated between large catastrophe events and small catastrophe events and attritional loss movements:

Nine months ended September 30,	2026	2025
Catastrophe net claims and claim expenses
Large catastrophe events
2025 Large Loss Events (1)	$(31,212)	$—
2024 Large Loss Events (2)	(146,291)	(43,057)
2023 Large Loss Events (3)	(41,235)	(77,391)
2022 Weather-Related Large Losses (4)	(72,419)	(207,672)
2021 Weather-Related Large Losses (5)	(46,275)	(29,458)
2020 Weather-Related Large Loss Events (6)	(3,774)	(10,629)
2019 Large Loss Events (7)	(3,598)	(8,233)
2018 Large Loss Events (8)	(6,993)	(20,089)
2017 Large Loss Events (9)	(6,614)	(37,307)
Total large catastrophe events	(358,411)	(433,836)
Total small catastrophe events and attritional loss movements (10)	(299,134)	(370,371)
Total catastrophe and attritional net claims and claim expenses	(657,545)	(804,207)
Actuarial assumption changes	(25,700)	(33,100)
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$(683,245)	$(837,307)

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
(10)In the nine months ended September 30, 2026, total small catastrophe events and attritional loss movements included amortization of fair value adjustments of $5.5 million, principally related to the Validus Acquisition (2025 - $7.7 million).
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
Casualty and Specialty Segment
The following table details the net (favorable) adverse development of prior accident years net claims and claim expenses of the Company’s liability for net unpaid claims and claim expenses for its Casualty and Specialty segment:

Nine months ended September 30,	2026	2025
Actuarial methods - actual reported claims less than expected claims (1)	$(41,166)	$(28,167)
Actuarial assumption changes	95,826	19,839
Total net (favorable) adverse development of prior accident years net claims and claim expenses	$54,660	$(8,328)

(1)In the nine months ended September 30, 2026, actuarial methods included amortization of fair value adjustments of $16.6 million, principally related to the Validus Acquisition (2025 - $23.1 million).
The Company principally estimates net claims and claim expenses for the Casualty and Specialty segment using traditional actuarial methods.
2026
The net adverse development of prior accident years net claims and claim expenses was largely driven by adverse development related to actuarial assumption changes principally impacting the general liability line of business, partially offset by net favorable development within the Company’s other specialty and credit classes, mainly driven by reported losses coming in lower than expected on attritional net claims and claim expenses. Net adverse development also included $50.3 million from a shift of previously reported loss estimates for the Baltimore Bridge Collapse to Casualty and Specialty from the other property class.
2025
The net favorable development of prior accident years net claims and claim expenses was primarily due to reported losses generally coming in lower than expected on attritional net claims and claim expenses. Net favorable development arose principally within the Company’s other specialty, professional liability and credit classes, partially offset by adverse development in the general liability line of business.
NOTE 7. DEBT AND CREDIT FACILITIES
At September 30, 2026, there were no material changes to the Company’s debt obligations and credit facilities as described in its Form 10-K for the year ended December 31, 2025, except as described below or otherwise disclosed.
The agreements governing the Company’s debt obligations and credit facilities contain certain customary representations, warranties and covenants. At September 30, 2026, the Company believes that it was in compliance with its debt covenants.

Debt Obligations
A summary of the Company’s debt obligations on its consolidated balance sheets is set forth below:

	At September 30, 2026		At December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
7.003% Senior Notes due 2035 (Fontana) (1)	$92,790	$99,283	$100,165	$99,224
5.950% Senior Notes due 2035 (DaVinci) (2)	292,560	297,216	310,182	296,972
5.800% Senior Notes due 2035	481,350	494,274	523,945	493,770
5.750% Senior Notes due 2033	731,325	743,713	786,518	743,009
3.600% Senior Notes due 2029	381,760	397,652	391,708	396,966
3.450% Senior Notes due 2027	297,306	299,630	297,474	299,260
Total debt	$2,277,091	$2,331,768	$2,409,992	$2,329,201

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
Credit Facilities
The outstanding amounts issued or drawn under each of the Company’s significant credit facilities are set forth below:

At September 30, 2026	Issued or Drawn
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	169,837
Unsecured	281,612
$451,449

(1)At September 30, 2026, no amounts were issued or drawn under this facility.
NOTE 8. NONCONTROLLING INTERESTS
A summary of the Company’s redeemable noncontrolling interests on its consolidated balance sheets is set forth below:

	At September 30, 2026	At December 31, 2025
Redeemable noncontrolling interest - DaVinci (1)	$3,572,046	$3,701,637
Redeemable noncontrolling interest - Vermeer	1,940,347	1,922,431
Redeemable noncontrolling interest - Medici	1,512,633	1,398,166
Redeemable noncontrolling interest - Fontana	408,734	579,858
Redeemable noncontrolling interests	$7,433,760	$7,602,092

(1)Represents the portion of DaVinci’s total shareholders’ equity owned by third-party investors of $3.5 billion (December 31, 2025 - $3.7 billion), plus consolidation adjustments of $114.8 million (December 31, 2025 - $Nil), of which $84.8 million reflects the cumulative effect at January 1, 2026.

A summary of the Company’s redeemable noncontrolling interests on its consolidated statements of operations is set forth below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Redeemable noncontrolling interest - DaVinci (1)	$75,569	$243,464	$437,586	$349,476
Redeemable noncontrolling interest - Vermeer	51,434	70,981	167,916	21,326
Redeemable noncontrolling interest - Medici	67,021	79,573	113,141	133,729
Redeemable noncontrolling interest - Fontana	(43,324)	21,182	(30,232)	43,756
Net income (loss) attributable to redeemable noncontrolling interests	$150,700	$415,200	$688,411	$548,287

(1)Represents the portion of DaVinci’s earnings owned by third-party investors, net of consolidation adjustments of $10.5 million and $30.0 million for the three and nine months ended September 30, 2026 (2025 - $Nil and $Nil).
Redeemable Noncontrolling Interest – DaVinci
DaVinciRe Holdings Ltd. (“DaVinci”) is a managed joint venture formed by RenaissanceRe principally to write property catastrophe reinsurance and certain casualty and specialty reinsurance lines of business on a global basis through its wholly-owned subsidiary, DaVinci Reinsurance Ltd. (“DaVinci Reinsurance”). DaVinci is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is the primary beneficiary of DaVinci, as it has the power to direct the activities of DaVinci that most significantly impact its economic performance, and has the obligation to absorb losses and the right to receive benefits that could potentially be significant to DaVinci. Accordingly, the Company consolidates DaVinci and all significant intercompany transactions have been eliminated. The portion of DaVinci’s earnings owned by third parties is recorded in the consolidated statements of operations as net income (loss) attributable to redeemable noncontrolling interests, net of consolidation adjustments.
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
2026
During the nine months ended September 30, 2026, DaVinci repurchased $750.0 million of its shares, including $182.5 million from the Company. In addition, RenaissanceRe purchased an aggregate of $81.3 million of shares from third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2026, RenaissanceRe received no cash inflows from subscriptions of shares in DaVinci by third-party investors, and paid $648.8 million as a result of distributions to and redemptions of shares from third-party investors.
At September 30, 2026, DaVinci’s standalone consolidated balance sheet included total assets and total liabilities of $7.2 billion and $2.5 billion, respectively (December 31, 2025 - $7.2 billion and $2.3 billion, respectively). The total assets included $6.0 billion of investments and $1.2 billion of all other aggregated assets (December 31, 2025 - $6.2 billion and $978.5 million, respectively). The total liabilities included $1.2 billion of reserve for claims and claim expenses, $297.2 million of debt and $1.0 billion of all other aggregated liabilities (December 31, 2025 - $1.5 billion, $297.0 million and $554.8 million, respectively). The Company’s noncontrolling economic ownership in DaVinci was 26.3% at September 30, 2026 (December 31, 2025 - 24.3%).
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
The Company expects its noncontrolling economic ownership in DaVinci to fluctuate over time.
The activity in redeemable noncontrolling interest – DaVinci is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$3,496,477	$3,210,791	$3,701,637	$3,061,708
Redemption of shares from redeemable noncontrolling interest, net of adjustments	—	—	(649,164)	(26,929)
Sale of shares to redeemable noncontrolling interest, net of adjustments	—	—	—	70,000
Net income (loss) attributable to redeemable noncontrolling interest, net of consolidation adjustments	75,569	243,464	519,573	349,476
Ending balance	$3,572,046	$3,454,255	$3,572,046	$3,454,255

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
2026
During the nine months ended September 30, 2026, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were $150.0 million dividends declared and paid to PFZW.
At September 30, 2026, Vermeer’s standalone balance sheet included total assets and total liabilities of $2.4 billion and $423.0 million, respectively (December 31, 2025 - $2.3 billion and $411.4 million, respectively). The total assets included $2.0 billion of investments and $363.6 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $332.7 million, respectively). The total liabilities included $63.7 million of reserve for claims and claim expenses and $359.3 million of all other aggregated liabilities (December 31, 2025 - $91.2 million and $320.2 million, respectively).
2025
During the nine months ended September 30, 2025, there were no subscriptions for participating, non-voting common shares of Vermeer. In addition, there were no dividends declared or paid to PFZW.
The Company does not expect its noncontrolling economic ownership in Vermeer to fluctuate over time.
The activity in redeemable noncontrolling interest – Vermeer is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$1,888,913	$1,750,202	$1,922,431	$1,799,857
Dividends on common shares	—	—	(150,000)	—
Net income (loss) attributable to redeemable noncontrolling interest	51,434	70,981	167,916	21,326
Ending balance	$1,940,347	$1,821,183	$1,940,347	$1,821,183

Redeemable Noncontrolling Interest – Medici
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
2026
During the nine months ended September 30, 2026, investors subscribed for $198.6 million of the participating, non-voting common shares of Medici, including $150.0 million from the Company. In addition, investors redeemed $197.3 million of the participating, non-voting common shares of Medici, including $150.0 million from the Company.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2026, RenaissanceRe received cash inflows of $10.6 million from subscriptions of shares in Medici by third-party investors and paid $77.1 million as a result of redemptions of shares from third-party investors.
At September 30, 2026, Medici’s standalone balance sheet included total assets and total liabilities of $1.7 billion and $10.8 million, respectively (December 31, 2025 - $1.7 billion and $133.2 million, respectively). The total assets included $1.7 billion of investments and $22.7 million of all other aggregated assets (December 31, 2025 - $1.7 billion and $23.3 million, respectively). The total liabilities included $10.8 million of all other aggregated liabilities (December 31, 2025 - $133.2 million). The Company’s noncontrolling economic ownership in Medici was 11.6% at September 30, 2026 (December 31, 2025 - 11.3%).

2025
During the nine months ended September 30, 2025, investors subscribed for $210.8 million of the participating, non-voting common shares of Medici, including $50.2 million from the Company. In addition, investors redeemed $502.7 million of the participating, non-voting common shares of Medici, including $200.0 million from the Company. Of the total redemption of $502.7 million, $316.5 million was immediately reinvested in Medici UCITS, including $140.0 million from the Company. Third-party investors also received $15.3 million in dividends.
During the nine months ended September 30, 2025, RenaissanceRe received cash inflows of $121.6 million from subscriptions of shares in Medici by third-party investors, and paid $367.7 million as a result of redemptions of shares from and dividends to third-party investors.
The Company expects its noncontrolling economic ownership in Medici to fluctuate over time.
The activity in redeemable noncontrolling interest – Medici is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$1,444,350	$1,532,990	$1,398,166	$1,646,745
Redemption of shares from redeemable noncontrolling interest, net of adjustments	(1,338)	(7,143)	(47,274)	(302,672)
Sale of shares to redeemable noncontrolling interest	2,600	17,895	48,600	160,827
Net income (loss) attributable to redeemable noncontrolling interest	67,021	79,573	113,141	133,729
Dividends on common shares	—	—	—	(15,314)
Ending balance	$1,512,633	$1,623,315	$1,512,633	$1,623,315

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
2026
During the nine months ended September 30, 2026, Fontana returned $100.0 million of its limited partner interest, including $38.4 million to the Company. In addition, RenaissanceRe purchased an aggregate of $79.3 million of its limited partner interest in Fontana from third-party investors.
The timing of cash flows associated with equity capital transactions can vary from one period to the next. During the nine months ended September 30, 2026, RenaissanceRe received no cash inflows from subscriptions for the limited partner interest of Fontana by third-party investors, and paid $140.9 million as a result of distributions to and redemptions of the limited partner interest from third-party investors.
At September 30, 2026, Fontana’s standalone consolidated balance sheet included total assets and total liabilities of $3.1 billion and $2.4 billion, respectively (December 31, 2025 - $2.9 billion and $2.1 billion, respectively). The total assets included $2.2 billion of investments and $865.2 million of all other aggregated assets (December 31, 2025 - $2.0 billion and $889.0 million, respectively). The total liabilities included $1.6 billion of reserve for claims and claim expenses, $99.3 million of debt and $660.7 million of all other aggregated liabilities (December 31, 2025 - $1.4 billion, $99.2 million and $620.6 million, respectively). The Company’s noncontrolling economic ownership in Fontana was 38.4% at September 30, 2026 (December 31, 2025 - 28.7%).
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
The Company’s investment in Fontana may fluctuate, perhaps materially, in future quarters.
The activity in redeemable noncontrolling interest – Fontana is detailed in the table below:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Beginning balance	$513,613	$549,124	$579,858	$469,439
Redemption of limited partner interest from redeemable noncontrolling interest	(61,555)	—	(140,892)	(72,044)
Sale of limited partner interest to redeemable noncontrolling interest	—	—	—	129,155
Net income (loss) attributable to redeemable noncontrolling interest	(43,324)	21,182	(30,232)	43,756
Ending balance	$408,734	$570,306	$408,734	$570,306

NOTE 9. VARIABLE INTEREST ENTITIES
Managed Joint Ventures and Managed Funds
The Company has interests in various managed joint ventures and managed funds that are considered VIEs. The Company consolidates the results of DaVinci, Fontana, Medici and Vermeer, as the Company is deemed to be the primary beneficiary of each of those entities. Refer to “Note 8. Noncontrolling Interests” for additional information on those entities. The Company also consolidates Upsilon RFO Diversified I, II and III, which are segregated accounts of Upsilon RFO Re Ltd. (“Upsilon RFO”), as the Company is deemed to be the primary beneficiary, as detailed below. The assets of DaVinci, Fontana, Medici, Vermeer, and Upsilon RFO Diversified I, II and III can only be used to settle their respective obligations. The liabilities of each of those entities are non‑recourse to the Company, and creditors do not have recourse to the general credit of the Company.
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
2026
During the nine months ended September 30, 2026, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $234.9 million of capital to investors of Upsilon RFO Diversified I, II and III, including $30.5 million to the Company and returned $23.6 million to investors of Upsilon RFO Diversified IV.
At September 30, 2026, Upsilon RFO’s balance sheet included total assets and total liabilities of Diversified I, II and III of $462.2 million and $461.3 million, respectively (December 31, 2025 - $653.0 million and $652.1 million, respectively). The total assets included $391.0 million of investments and $71.2 million of all other aggregated assets (December 31, 2025 - $526.8 million and $126.2 million, respectively). The total liabilities included $239.5 million of reserve for claims and claim expenses and $221.9 million of all other aggregated liabilities (December 31, 2025 - $305.8 million and $346.3 million, respectively). Of the total assets and liabilities of Upsilon RFO Diversified I, II and III, a net amount of $7.1 million (December 31, 2025 - $32.7 million) is attributable to the Company, and $115.4 million (December 31, 2025 - $264.8 million) is attributable to third-party investors. Of the total assets and liabilities of Upsilon RFO Diversified IV, a net amount of $101.0 million (December 31, 2025 - $101.8 million) is attributable to third-party investors. At September 30, 2026, the Company’s participation in the risks assumed by Upsilon RFO Diversified I, II and III was 12.3% (December 31, 2025 - 12.7%).
2025
During the nine months ended September 30, 2025, and following the release of collateral that was previously held by cedants associated with prior underwriting years’ contracts, Upsilon RFO returned $230.5 million of capital to investors of Upsilon RFO Diversified I, II and III, including $27.9 million to the Company, and returned $29.5 million of capital to investors of Upsilon RFO Diversified IV.
Upsilon Diversified
RenaissanceRe Upsilon Diversified Fund (“Upsilon Diversified”) is a segregated account of RenaissanceRe Upsilon Fund Ltd. (“Upsilon Fund”), an exempted company incorporated in Bermuda which is registered as a segregated accounts company and a Class A Professional Fund. Upsilon Diversified provides a fund structure through which investors can invest in reinsurance risk managed by the Company, which includes investment in Upsilon RFO. Upsilon Diversified is considered a VIE as the voting rights of its equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of Upsilon Diversified, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to Upsilon Diversified.

Accordingly, the Company does not consolidate the financial position or results of operations of Upsilon Diversified. Upsilon Diversified meets the definition of an investment company, and accordingly, is required to account for all of its investments, including its investment in Upsilon RFO, at fair value. The Company does not have, has not previously had, and does not expect to have, a material investment in Upsilon Diversified. In addition, the Company expects its absolute and relative ownership in Upsilon Diversified to remain minimal. Other than its current equity investment in Upsilon Diversified, the Company has not provided financial or other support to Upsilon Diversified that it was not contractually required to provide. The total assets of Upsilon Diversified principally reflect its investment in Upsilon RFO.
2026
During the nine months ended September 30, 2026, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $186.0 million of capital to investors, including $0.3 million to the Company.
The fair value of the Company’s indirect equity ownership in Upsilon Diversified is included in investments in other ventures and was $0.1 million at September 30, 2026 (December 31, 2025 - $0.4 million). At September 30, 2026, the total assets and total liabilities of Upsilon Diversified were $185.8 million and $105.1 million, respectively (December 31, 2025 - $278.4 million and $42.6 million, respectively). Upsilon Diversified’s investment in Upsilon RFO was valued at $85.5 million at September 30, 2026 (December 31, 2025 - $254.7 million).
2025
During the nine months ended September 30, 2025, and following the release of collateral from Upsilon RFO, Upsilon Diversified returned $207.8 million of capital to investors, including $0.3 million to the Company. In addition, third-party investors subscribed for $17.5 million of non-voting preference shares.
Separately Managed Accounts of Upsilon Fund
NOC1, Stratos and Lighthouse Cat Bond Fund are segregated accounts of Upsilon Fund (collectively, the “Separately Managed Accounts”) that each provide a fund structure through which investors can invest in a portfolio of insurance-linked securities, principally catastrophe bonds. NOC1 was formed in 2023 and, during the second quarter of 2026, it was fully redeemed following the distribution of capital to investors. Stratos and Lighthouse Cat Bond Fund were formed in 2025 and 2026, respectively.
The Separately Managed Accounts are considered VIEs as the voting rights of their equity holders are not proportional to their obligations to absorb losses and rights to receive residual returns. The Company is not the primary beneficiary of any Separately Managed Account, as it does not have the obligation to absorb losses and the right to receive benefits that could potentially be significant to any Separately Managed Account. Accordingly, the Company does not consolidate the financial position or results of operations of the Separately Managed Accounts. The Company does not have, and does not expect to have, a material investment in any Separately Managed Account. In addition, the Company expects its absolute and relative ownership in each Separately Managed Account to remain minimal. Other than its prior equity investment in NOC1, the Company has not provided financial or other support to any Separately Managed Account that it was not contractually required to provide.
During the nine months ended September 30, 2026, third-party investors subscribed for $150.0 million of non-voting preference shares issued by Upsilon Fund and linked to Lighthouse Cat Bond Fund. In addition, the Separately Managed Accounts returned $196.6 million of capital to investors, including $2.0 million to the Company. Third-party investors also received $10.8 million in dividends.
The fair value of the Company’s indirect equity ownership in the Separately Managed Accounts is included in investments in other ventures and was $Nil at September 30, 2026 (December 31, 2025 - $1.9 million). At September 30, 2026, the Separately Managed Accounts had combined total assets and total liabilities of $425.5 million and $1.1 million, respectively (December 31, 2025 - $454.6 million and $0.7 million, respectively).

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
The Company recognized ceded premiums written related to the ceded reinsurance contracts with Mona Lisa Re of $83.7 million during the nine months ended September 30, 2026 (2025 - $70.2 million). In addition, the Company recognized ceded premiums earned related to the ceded reinsurance contracts with Mona Lisa Re of $62.4 million during the nine months ended September 30, 2026 (2025 - $61.7 million).
At September 30, 2026, the total assets and total liabilities of Mona Lisa Re were $920.8 million and $920.8 million, respectively (December 31, 2025 - $1.1 billion and $1.1 billion, respectively).
The fair value of the Company’s investment in the principal-at-risk variable rate notes of Mona Lisa Re is included in other investments. Net of third-party investors, the fair value of the Company’s investment in Mona Lisa Re was $3.0 million at September 30, 2026 (December 31, 2025 - $3.4 million).
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
The fair value of the Company’s direct equity ownership in the AlphaCat Funds and AlphaCat Re is included in other investments and was $1.0 million at September 30, 2026 (December 31, 2025 - $2.2 million). At September 30, 2026, AlphaCat Funds, AlphaCat Re and OmegaCat Re had combined total assets and total liabilities of $331.1 million and $107.0 million, respectively (December 31, 2025 - $1.1 billion and $496.1 million, respectively).
Fund Investments
The Company’s fund investments represent variable interests in limited partnerships entities with unaffiliated fund managers in the normal course of business. Refer to “Note 3. Investments” for additional information.
NOTE 10. SHAREHOLDERS’ EQUITY
Dividends
The Board of RenaissanceRe declared quarterly dividends of $0.41 per common share, payable to common shareholders of record on March 13, 2026, June 15, 2026 and September 15, 2026, and the Company paid the dividends on March 31, 2026, June 30, 2026 and September 30, 2026, respectively.
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
During the nine months ended September 30, 2026, the Company paid $26.5 million in preference share dividends (2025 - $26.5 million) and $51.5 million in common share dividends (2025 - $57.3 million).
Share Repurchases
The Company’s share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. On July 29, 2026, RenaissanceRe’s Board approved a renewal of its authorized share repurchase program for an aggregate amount of up to $750.0 million. Unless terminated earlier by RenaissanceRe’s Board, the program will expire when the Company has repurchased the full value of the common shares authorized.
During the nine months ended September 30, 2026, the Company repurchased and cancelled 3.3 million common shares at an aggregate cost of $1.0 billion and an average price of $303.14 per common share. At September 30, 2026, $553.2 million remained available for repurchase under the share repurchase program. In the future, the Company may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. The Company’s decision to repurchase common shares will depend on, among other matters, the market price of the common shares and the capital requirements of the Company.

Refer to “Note 15. Subsequent Events” for additional information related to the share repurchase program subsequent to September 30, 2026.
NOTE 11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Nine months ended
(common shares in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(161,384)	$907,667	$777,385	$1,895,321
Amount allocated to participating common shareholders (1)	(629)	(15,019)	(13,413)	(29,905)
Net income (loss) allocated to RenaissanceRe common shareholders	$(162,013)	$892,648	$763,972	$1,865,416
Denominator:
Denominator for basic income (loss) per RenaissanceRe common share - weighted average common shares (2)	40,284	45,845	41,366	47,106
Per common share equivalents of non-vested shares (2)	—	160	181	162
Denominator for diluted income (loss) per RenaissanceRe common share - adjusted weighted average common shares and assumed conversions (2)	40,284	46,005	41,547	47,268
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – basic	$(4.02)	$19.47	$18.47	$39.60
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(4.02)	$19.40	$18.39	$39.46

(1)Represents earnings and dividends attributable to holders of unvested shares issued pursuant to the Company’s stock compensation plans.
(2)In periods for which the Company has net loss allocated to RenaissanceRe common shareholders, the denominator used in calculating net loss attributable to RenaissanceRe common shareholders per common share - basic is also used in calculating net loss attributable to RenaissanceRe common shareholders per common share - diluted. For the three months ended September 30, 2026, per common share equivalents of non-vested shares of 182 thousand could potentially be dilutive in future periods if the Company reports net income allocated to RenaissanceRe common shareholders.
NOTE 12. SEGMENT REPORTING
The Company’s reportable segments are defined as follows: (1) Property, which is comprised of catastrophe and other property (re)insurance written on behalf of the Company’s consolidated operating subsidiaries, joint ventures and managed funds, and (2) Casualty and Specialty, which is comprised of casualty and specialty (re)insurance written on behalf of the Company’s consolidated operating subsidiaries, joint ventures and managed funds. The Company’s results also include other items which are not allocated to the Company’s reportable segments and primarily include its investments unit, strategic investments, corporate expenses, certain expenses related to acquisitions and dispositions, capital servicing costs, income tax benefit (expense) and noncontrolling interests.
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

The Company does not manage its assets by segment; accordingly, net investment income and total assets are not allocated to the segments.
A summary of the significant components of the Company’s revenues and expenses by segment is as follows:

	Three months ended September 30, 2026			Three months ended September 30, 2025
	Total Underwriting Portfolio	Reportable Segments		Total Underwriting Portfolio	Reportable Segments
		Property	Casualty and Specialty		Property	Casualty and Specialty
Gross premiums written	$2,104,008	$628,750	$1,475,258	$2,323,626	$733,274	$1,590,352
Net premiums written	$1,665,477	$580,989	$1,084,488	$2,057,802	$694,125	$1,363,677
Net premiums earned	$2,101,076	$829,762	$1,271,314	$2,433,805	$936,933	$1,496,872
Net claims and claim expenses incurred	1,026,492	34,268	992,224	878,820	(133,504)	1,012,324
Acquisition expenses	542,893	158,814	384,079	659,723	192,347	467,376
Operational expenses	105,600	76,057	29,543	125,073	86,579	38,494
Underwriting income (loss)	$426,091	$560,623	$(134,532)	$770,189	$791,511	$(21,322)

Net claims and claim expenses incurred – current accident year	$1,293,637	$299,300	$994,337	$1,258,871	$250,169	$1,008,702
Net claims and claim expenses incurred – prior accident years	(267,145)	(265,032)	(2,113)	(380,051)	(383,673)	3,622
Net claims and claim expenses incurred – total	$1,026,492	$34,268	$992,224	$878,820	$(133,504)	$1,012,324

Net claims and claim expense ratio – current accident year	61.6%	36.1%	78.2%	51.7%	26.7%	67.4%
Net claims and claim expense ratio – prior accident years	(12.7)%	(32.0)%	(0.2)%	(15.6)%	(40.9)%	0.2%
Net claims and claim expense ratio – calendar year	48.9%	4.1%	78.0%	36.1%	(14.2)%	67.6%
Underwriting expense ratio	30.8%	28.3%	32.6%	32.3%	29.7%	33.8%
Combined ratio	79.7%	32.4%	110.6%	68.4%	15.5%	101.4%

Underwriting Income (Loss) and Consolidated Results	Total			Total
Underwriting income (loss)	$426,091			$770,189
Net investment income	440,853			438,354
Net foreign exchange gains (losses)	831			877
Equity in earnings (losses) of other ventures	28,539			12,551
Other income (loss)	14			705
Net realized and unrealized gains (losses) on investments	(879,843)			311,890
Corporate expenses	(16,685)			(23,414)
Interest expense	(31,794)			(30,582)
Income (loss) before taxes	(31,994)			1,480,570
Income tax benefit (expense)	30,153			(148,860)
Net (income) loss attributable to redeemable noncontrolling interests	(150,700)			(415,200)
Dividends on preference shares	(8,843)			(8,843)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(161,384)			$907,667

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
	Total Underwriting Portfolio	Reportable Segments		Total Underwriting Portfolio	Reportable Segments
		Property	Casualty and Specialty		Property	Casualty and Specialty
Gross premiums written	$8,577,305	$3,887,855	$4,689,450	$9,900,309	$4,596,042	$5,304,267
Net premiums written	$6,620,733	$3,039,606	$3,581,127	$8,271,601	$3,710,676	$4,560,925
Net premiums earned	$6,484,211	$2,612,111	$3,872,100	$7,566,740	$3,052,893	$4,513,847
Net claims and claim expenses incurred	2,952,841	111,297	2,841,544	4,664,701	1,481,823	3,182,878
Acquisition expenses	1,628,022	491,281	1,136,741	1,949,763	534,192	1,415,571
Operational expenses	289,382	212,372	77,010	350,996	222,414	128,582
Underwriting income (loss)	$1,613,966	$1,797,161	$(183,195)	$601,280	$814,464	$(213,184)

Net claims and claim expenses incurred – current accident year	$3,581,426	$794,542	$2,786,884	$5,510,336	$2,319,130	$3,191,206
Net claims and claim expenses incurred – prior accident years	(628,585)	(683,245)	54,660	(845,635)	(837,307)	(8,328)
Net claims and claim expenses incurred – total	$2,952,841	$111,297	$2,841,544	$4,664,701	$1,481,823	$3,182,878

Net claims and claim expense ratio – current accident year	55.2%	30.4%	72.0%	72.8%	76.0%	70.7%
Net claims and claim expense ratio – prior accident years	(9.7)%	(26.1)%	1.4%	(11.2)%	(27.5)%	(0.2)%
Net claims and claim expense ratio – calendar year	45.5%	4.3%	73.4%	61.6%	48.5%	70.5%
Underwriting expense ratio	29.6%	26.9%	31.3%	30.5%	24.8%	34.2%
Combined ratio	75.1%	31.2%	104.7%	92.1%	73.3%	104.7%

Underwriting Income (Loss) and Consolidated Results	Total			Total
Underwriting income (loss)	$1,613,966			$601,280
Net investment income	1,293,844			1,256,815
Net foreign exchange gains (losses)	(15,533)			2,209
Equity in earnings (losses) of other ventures	66,853			50,712
Other income (loss)	5,740			4,243
Net realized and unrealized gains (losses) on investments	(1,180,128)			994,550
Corporate expenses	(54,826)			(70,005)
Interest expense	(95,358)			(89,461)
Income (loss) before taxes	1,634,558			2,750,343
Income tax benefit (expense)	(142,231)			(280,204)
Net (income) loss attributable to redeemable noncontrolling interests	(688,411)			(548,287)
Dividends on preference shares	(26,531)			(26,531)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$777,385			$1,895,321

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

The Company is not aware of the existence of any credit-risk-related contingent features that it believes would be triggered in its derivative instruments that are in a net liability position at September 30, 2026.
Derivative Assets and Liabilities
The tables below show the gross and net amounts of recognized derivative assets and liabilities at fair value for the Company’s derivative instruments:

	Derivative Assets
At September 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Received	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$8,356	$—	$8,356	$—	$8,356
Interest rate swaps	54	—	54	—	54
Foreign currency forward contracts (2)	4,882	—	4,882	—	4,882
Foreign currency forward contracts (3)	2,710	—	2,710	—	2,710
Credit default swaps	1,054	—	1,054	—	1,054
Commodity futures	1,220	—	1,220	—	1,220
Total derivative instruments not designated as hedges	18,276	—	18,276	—	18,276
Derivative instruments designated as hedges
Foreign currency forward contracts (4)	1,109	—	1,109	—	1,109
Total	$19,385	$—	$19,385	$—	$19,385

	Derivative Liabilities
At September 30, 2026	Gross Amounts Recognized	Gross Amounts Offset in the Balance Sheet	Net Amounts Presented in the Balance Sheet (1)	Collateral Pledged	Net Amount
Derivative instruments not designated as hedges
Interest rate futures	$2,878	$—	$2,878	$2,288	$590
Interest rate swaps	2	—	2	2	—
Foreign currency forward contracts (2)	23,851	—	23,851	4,113	19,738
Foreign currency forward contracts (3)	2,207	—	2,207	—	2,207
Credit default swaps	909	—	909	909	—
Equity futures	4,107	—	4,107	4,107	—
Total derivative instruments not designated as hedges	$33,954	$—	$33,954	$11,419	$22,535

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
(4)Contracts designated as hedges of net investments in a foreign operation.

Derivative Notional Exposure
The table below shows the notional exposure by underlying risk of the Company’s recognized derivative contracts:

	At September 30, 2026		At December 31, 2025
	Notional Long Exposure	Notional Short Exposure	Notional Long Exposure	Notional Short Exposure
Derivative instruments not designated as hedges
Interest rate risk
Interest rate futures	$7,796,245	$2,729,364	$7,575,688	$4,179,575
Interest rate swaps (1)	2,050	31,380	—	29,600
Foreign currency risk
Foreign currency forward contracts (2)	1,158,175	235,742	1,102,740	412,005
Foreign currency forward contracts (3)	242,882	142,638	159,267	186,854
Credit risk
Credit default swaps (4)	8,935	1,565,176	39,500	847,864
Equity price risk
Equity futures	1,543,605	—	1,729,226	—
Commodity price risk
Commodity futures	729,742	—	1,189,027	—
Derivative instruments designated as hedges
Foreign currency risk
Foreign currency forward contracts (5)	—	68,891	—	64,142

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivative instruments not designated as hedges
Net realized and unrealized gains (losses) on investments (1)
Interest rate futures	$(62,633)	$(33,115)	$(100,469)	$70,780
Credit default swaps	(5,667)	(7,395)	5,507	20,243
Interest rate swaps	153	—	170	—
Total fixed maturity investment-related derivatives	(68,147)	(40,510)	(94,792)	91,023
Equity futures	16,808	77,954	139,659	112,654
Total equity investment-related derivatives	16,808	77,954	139,659	112,654
Commodity futures	335	143,568	(13,486)	297,014
Commodity options	—	—	—	(2,602)
Total commodity-related derivatives	335	143,568	(13,486)	294,412
Total net realized and unrealized gains (losses) on investments (1)	(51,004)	181,012	31,381	498,089
Net foreign exchange gains (losses)
Foreign currency forward contracts (2)	(10,132)	(4,027)	(30,936)	40,907
Foreign currency forward contracts (3)	4,989	(2,388)	6,380	(5,263)
Total net foreign exchange gains (losses)	(5,143)	(6,415)	(24,556)	35,644
Total derivative instruments not designated as hedges	(56,147)	174,597	6,825	533,733
Derivative instruments designated as hedges
Accumulated other comprehensive income (loss)
Foreign currency forward contracts (4)	(364)	(571)	(2,594)	(3,948)
Total	$(56,511)	$174,026	$4,231	$529,785

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

Foreign Currency Derivatives
The Company’s functional currency is the U.S. dollar. The Company writes a portion of its business in currencies other than U.S. dollars and may, from time to time, experience foreign exchange gains and losses in the Company’s consolidated financial statements. The impact of changes in exchange rates on the Company’s assets and liabilities denominated in currencies other than the U.S. dollar, excluding non-monetary assets and liabilities, is recognized in the Company’s consolidated statements of operations.
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
As of September 30, 2026 and December 31, 2025, this included the Australian dollar net investment in a foreign operation. These foreign exchange forward contracts were formally designated as hedges of its investment in subsidiaries with non-U.S. dollar functional currencies and there was no ineffectiveness in these transactions. The weighted average U.S. dollar equivalent of foreign denominated net assets (liabilities) that were hedged during the three and nine months ended September 30, 2026 was $68.1 million and $64.4 million (2025 - $62.9 million and $60.9 million).
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

NOTE 15. SUBSEQUENT EVENTS
Subsequent to September 30, 2026 and through the period ended October 23, 2026, the Company repurchased 427.1 thousand common shares at an aggregate cost of $143.8 million and an average price of $336.70 per common share.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is a discussion and analysis of our results of operations for the three and nine months ended September 30, 2026 and 2025, as well as our liquidity and capital resources at September 30, 2026. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this filing and the audited consolidated financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2025. This filing contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from the results described or implied by these forward-looking statements. Refer to “Note on Forward-Looking Statements.”
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
Our mission is to match desirable risk with efficient capital, and our vision is to be the best underwriter. We believe that this will allow us to produce superior returns for our shareholders over the long-term, and enable our purpose to protect communities and enable prosperity. We seek to accomplish these goals by delivering a value proposition composed of leadership, expertise and partnership, through our operation as an integrated system of three competitive advantages: superior risk selection, superior customer relationships and superior capital management.
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
Effects of Inflation
General economic inflation has increased over the past few years compared to recent historical norms, and there is a risk of inflation remaining elevated for an extended period, which could cause claims and claims-related expenses to increase, impact the performance of our investment portfolio, or have other adverse effects. This risk may be exacerbated by geopolitical factors and global supply chain issues or tariffs, among other factors, from time to time. Central bank policy and changes to interest rates may also increase the risk of inflationary pressures. The actual effects of the current and potential future increase in inflation on our results cannot be accurately known until, among other items, claims are ultimately settled. The duration and severity of an inflationary period cannot be estimated with precision. We consider the anticipated effects of inflation on us in our catastrophe loss models and on our investment portfolio. Our estimates of the potential effects of inflation are also considered in pricing and in estimating reserves for unpaid claims and claim expenses. The potential exists, after a catastrophe loss, for the development of inflationary pressures in a local economy.

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

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the third quarter of 2026, compared to the third quarter of 2025.

Three months ended September 30,	2026	2025	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$2,104,008	$2,323,626	$(219,618)
Net premiums written	$1,665,477	$2,057,802	$(392,325)
Net premiums earned	$2,101,076	$2,433,805	$(332,729)
Net claims and claim expenses incurred	1,026,492	878,820	147,672
Acquisition expenses	542,893	659,723	(116,830)
Operational expenses	105,600	125,073	(19,473)
Underwriting income (loss)	$426,091	$770,189	$(344,098)

Net investment income	$440,853	$438,354	$2,499
Equity in earnings (losses) of other ventures (1)	28,539	12,551	15,988
Net realized and unrealized gains (losses) on investments	(879,843)	311,890	(1,191,733)
Total investment result (1)	$(410,451)	$762,795	$(1,173,246)

Net income (loss)	$(1,841)	$1,331,710	$(1,333,551)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$(161,384)	$907,667	$(1,069,051)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$(4.02)	$19.40	$(23.42)
Dividends per common share	$0.41	$0.40	$0.01

Key Ratios
Net claims and claim expense ratio – current accident year	61.6%	51.7%	9.9	pts
Net claims and claim expense ratio – prior accident years	(12.7)%	(15.6)%	2.9	pts
Net claims and claim expense ratio – calendar year	48.9%	36.1%	12.8	pts
Underwriting expense ratio	30.8%	32.3%	(1.5)	pts
Combined ratio	79.7%	68.4%	11.3	pts

Return on average common equity - annualized	(6.0)%	34.9%	(40.9)	pts

Book Value	September 30, 2026	June 30, 2026	Change
Book value per common share	$259.61	$264.77	$(5.16)
Accumulated dividends per common share	30.91	30.50	0.41
Book value per common share plus accumulated dividends	$290.52	$295.27	$(4.75)
Quarterly change in book value per common share (2)	(1.9)%
Quarterly change in book value per common share plus change in accumulated dividends (2)	(1.8)%

(1)In the fourth quarter of 2025, we revised our presentation of “total investment results” to include equity in earnings (losses) of other ventures. Comparative periods presented have been updated to conform to the current presentation.
(2)Represents the percentage change during the three months ended September 30, 2026.

Results of Operations Overview
Net loss attributable to RenaissanceRe common shareholders was $161.4 million in the third quarter of 2026, compared to net income available to RenaissanceRe common shareholders of $907.7 million in the third quarter of 2025, a decrease of $1.1 billion. In the third quarter of 2026, we generated an annualized return on average common equity of (6.0)%. Our book value per common share decreased from $264.77 at June 30, 2026 to $259.61 at September 30, 2026, a 1.9% decrease, or a 1.8% decrease after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the third quarter of 2026, on a comparative basis to the third quarter of 2025, included:
•Total Underwriting Portfolio Results
–underwriting income of $426.1 million, a decrease of $344.1 million, resulting in a combined ratio of 79.7%, an increase of 11.3 percentage points, driven by:
◦a net negative impact on underwriting result of $191.4 million from the 2026 Large Loss Events, which contributed 9.3 percentage points to the combined ratio in the third quarter of 2026, compared to a lower level of catastrophe losses in the third quarter of 2025;
◦a $332.7 million decrease in net premiums earned, primarily due to rate reductions within the Property segment, as well as exposure reductions and increased retrocessional coverage purchased within the Casualty and Specialty segment; and
◦a decrease in net favorable development of prior accident years of $112.9 million, largely driven by lower net favorable development in the Property segment compared to the third quarter of 2025.
•Investment Results
–total investment result decreased by $1.2 billion, driven by:
◦an increase of $1.2 billion in net realized and unrealized losses on investments, primarily due to net losses on fixed maturity-related investments as a result of increases in market yields in the third quarter of 2026, compared to decreases in market yields in the third quarter of 2025.
–net investment income of $440.9 million included $125.5 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $81.7 million, a decrease of $20.1 million, primarily driven by a decrease in performance fee income, largely due to higher current accident year net losses in DaVinci and lower prior accident years net favorable development within DaVinci and Upsilon.
–included in total fee income of $81.7 million was $56.6 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $150.7 million, a decrease of $264.5 million, primarily driven by an increase in net realized and unrealized losses on investments in DaVinci and Fontana, and a decrease in underwriting income, which was largely due to the 2026 Large Loss Events.
–this represents the portion of our net income (loss), net of consolidation adjustments, that was allocated to third-party investors and not retained by us.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result, (2) redeemable noncontrolling interest and (3) income tax benefit (expense).
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

Q3 2026 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2026 Large Loss Events on our consolidated and segment underwriting results and combined ratios for the third quarter of 2026.

Three months ended September 30, 2026	Middle East War (1)	Ras Laffan Explosion (2)	Colombian Earthquake (3)	2026 Large Loss Events (4)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$—	$(5,852)	$(52,329)	$(58,181)
Net negative impact on Casualty and Specialty segment underwriting result	(69,671)	(59,367)	(4,230)	(133,268)
Net negative impact on underwriting result	$(69,671)	$(65,219)	$(56,559)	$(191,449)

Percentage point impact on Property segment combined ratio	—	0.9	6.3	7.2
Percentage point impact on Casualty and Specialty segment combined ratio	5.5	4.7	0.3	10.5
Percentage point impact on consolidated combined ratio	3.4	3.2	2.7	9.3

The financial data below provides additional information detailing the net negative impact of the 2026 Large Loss Events on our consolidated financial statements for 2026.

Three months ended September 30, 2026	Middle East War (1)	Ras Laffan Explosion (2)	Colombian Earthquake (3)	2026 Large Loss Events (4)
(in thousands)
Net claims and claim expenses incurred	$(78,983)	$(68,069)	$(56,166)	$(203,218)
Assumed reinstatement premiums earned	13,306	13,420	399	27,125
Ceded reinstatement premiums earned	(3,994)	(10,357)	(12)	(14,363)
Earned (lost) profit commissions	—	(213)	(780)	(993)
Net negative impact on underwriting result	(69,671)	(65,219)	(56,559)	(191,449)
Redeemable noncontrolling interest	19,283	17,098	16,613	52,994
Income tax benefit (expense)	11,299	9,880	5,820	26,999
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(39,089)	$(38,241)	$(34,126)	$(111,456)

(1)The “Middle East War” refers to losses related to the conflict in the Middle East, including losses related to energy facilities. Estimates of losses related to the Middle East War have evolved, and may continue to evolve, as additional information becomes available.
(2)The “Ras Laffan Explosion” refers to an explosion from an operational accident at a liquefied natural gas facility that occurred in June 2026 in Ras Laffan Industrial City in Qatar.
(3)The “Colombian Earthquake” refers to the earthquake that occurred in August 2026 in Choco, Colombia.
(4)“2026 Large Loss Events” includes the Middle East War, the Ras Laffan Explosion and the Colombian Earthquake.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Three months ended September 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$628,750	$733,274	$(104,524)
Net premiums written	$580,989	$694,125	$(113,136)
Net premiums earned	$829,762	$936,933	$(107,171)
Net claims and claim expenses incurred	34,268	(133,504)	167,772
Acquisition expenses	158,814	192,347	(33,533)
Operational expenses	76,057	86,579	(10,522)
Underwriting income (loss)	$560,623	$791,511	$(230,888)

Net claims and claim expenses incurred – current accident year	$299,300	$250,169	$49,131
Net claims and claim expenses incurred – prior accident years	(265,032)	(383,673)	118,641
Net claims and claim expenses incurred – total	$34,268	$(133,504)	$167,772

Net claims and claim expense ratio – current accident year	36.1%	26.7%	9.4	pts
Net claims and claim expense ratio – prior accident years	(32.0)%	(40.9)%	8.9	pts
Net claims and claim expense ratio – calendar year	4.1%	(14.2)%	18.3	pts
Underwriting expense ratio	28.3%	29.7%	(1.4)	pts
Combined ratio	32.4%	15.5%	16.9	pts

Property Gross Premiums Written
•Gross premiums written decreased by $104.5 million, or 14.3%, primarily driven by:
–rate reductions across both our catastrophe and other property classes and, to a lesser extent, the timing of catastrophe deals and planned reductions in other property. The third quarter generally is not a significant renewal period for the Company.
Property Ceded Premiums Written

Three months ended September 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$47,761	$39,149	$8,612

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
•Ceded premiums written increased by $8.6 million, or 22.0%, driven by:
–a reduction in negative reinstatement premiums following lower favorable prior year development compared to the third quarter of 2025. Otherwise, ceded premiums written were relatively flat as the impact of the non-deployment of Upsilon at the July 1 renewals was largely offset by an increase in proportional purchases.

Property Net Premiums Earned
•Net premiums earned decreased by $107.2 million, or 11.4%, primarily driven by:
–rate reductions across both our catastrophe and other property classes.
Property Underwriting Results
•Net claims and claim expense ratio increased by 18.3 percentage points compared to the third quarter of 2025, and included:
–a 9.4 percentage point increase in the current accident year net claims and claim expense ratio, primarily driven by the 2026 Large Loss Events, which added 7.2 percentage points to the current accident year ratio; and
–an 8.9 percentage point decrease in net favorable development of prior accident years. The net favorable development of prior accident years in the third quarter of 2026 of $265.0 million, or 32.0%, was driven by:
◦net favorable development of $178.2 million in the catastrophe class, primarily from the large loss events in 2021, 2022 and 2024 and small events across accident years; and
◦net favorable development of $86.9 million in the other property class, primarily due to reported losses coming in lower than expected and attritional loss experience.
•Underwriting expense ratio improved by 1.4 percentage points, as a result of the acquisition expense ratio benefiting from a higher contribution from performance fees, and operating expenses benefiting from the Bermuda tax credits.
•Combined ratio increased in the third quarter of 2026 compared to the third quarter of 2025, due to higher current accident year net losses and lower net favorable development of prior accident years.
Refer to “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Three months ended September 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$1,475,258	$1,590,352	$(115,094)
Net premiums written	$1,084,488	$1,363,677	$(279,189)
Net premiums earned	$1,271,314	$1,496,872	$(225,558)
Net claims and claim expenses incurred	992,224	1,012,324	(20,100)
Acquisition expenses	384,079	467,376	(83,297)
Operational expenses	29,543	38,494	(8,951)
Underwriting income (loss)	$(134,532)	$(21,322)	$(113,210)

Net claims and claim expenses incurred – current accident year	$994,337	$1,008,702	$(14,365)
Net claims and claim expenses incurred – prior accident years	(2,113)	3,622	(5,735)
Net claims and claim expenses incurred – total	$992,224	$1,012,324	$(20,100)

Net claims and claim expense ratio – current accident year	78.2%	67.4%	10.8	pts
Net claims and claim expense ratio – prior accident years	(0.2)%	0.2%	(0.4)	pts
Net claims and claim expense ratio – calendar year	78.0%	67.6%	10.4	pts
Underwriting expense ratio	32.6%	33.8%	(1.2)	pts
Combined ratio	110.6%	101.4%	9.2	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $115.1 million, or 7.2%, principally due to:
–proactive exposure reductions across the general casualty and professional liability classes, partially offset by growth in the credit class.
Casualty and Specialty Ceded Premiums Written

Three months ended September 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$390,770	$226,675	$164,095

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
•Ceded premiums written increased by $164.1 million, or 72.4%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased to support our gross-to-net strategy across the portfolio, most notably within the casualty classes.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $279.2 million, or 20.5%, primarily driven by:
–the decrease in gross premiums written, in addition to an increase in quota share retrocessional purchases across the portfolio, particularly in the casualty classes.

Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio increased by 10.4 percentage points, which included:
–a 10.8 percentage point increase in the current accident year net claims and claim expense ratio, principally driven by the impact of the 2026 Large Loss Events, which added 10.7 percentage points to the current accident year ratio; and
–net favorable development of prior accident years of $2.1 million, or 0.2%, resulting from an improvement of 0.4 percentage points in the prior accident years net claims and claim expense ratio. The net favorable development of prior accident years in the third quarter of 2026 reflects:
◦net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes, partially offset by adverse development in the general liability line of business; and
◦$5.5 million, or 0.4 percentage points, of adverse impact from purchase accounting adjustments.
•Underwriting expense ratio improved by 1.2 percentage points, driven by:
–a 0.9 percentage point improvement in the acquisition expense ratio, primarily due to a decrease in purchase accounting adjustments; and
–a 0.3 percentage point improvement in the operating expense ratio, primarily due to an increase in override fees and the Bermuda tax credits.
•Combined ratio increased by 9.2 percentage points from the third quarter of 2025, primarily due to:
–the 2026 Large Loss Events, which added 10.5 percentage points to the combined ratio; partially offset by
–the improvements to the underwriting expense ratio.
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
Fee Income
We earn fee income from third-party capital management activities, including various joint ventures and managed funds, and certain structured reinsurance products. Management fees are fees that we receive for the day-to-day management and oversight of our joint venture vehicles, managed funds and certain structured reinsurance products. Performance fees are based on the performance of the individual vehicles or products and may be zero or negative in a particular period. For example, large losses could potentially result in no performance fees or the reversal of previously accrued performance fees.

The table below shows the total fee income we earned from third-party capital management activities and certain structured reinsurance products.

Three months ended September 30,	2026	2025	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$34,871	$39,843	$(4,972)
Structured reinsurance products and other (2)	8,082	7,543	539
Managed funds (3)	5,452	5,628	(176)
Total management fee income	48,405	53,014	(4,609)
Performance Fee Income (Loss)
Joint ventures (1)	19,400	29,693	(10,293)
Structured reinsurance products and other (2)	11,957	11,193	764
Managed funds (3)	1,979	7,910	(5,931)
Total performance fee income (loss)	33,336	48,796	(15,460)
Total fee income	$81,741	$101,810	$(20,069)

(1)Joint ventures include DaVinci, Fontana, Top Layer and Vermeer.
(2)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.
(3)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
•Total fee income decreased by $20.1 million, due to:
–a decrease in performance fees of $15.5 million, primarily driven by:
◦higher current accident year net losses in DaVinci; and
◦lower net favorable development of prior accident years in DaVinci and Upsilon.
–a decrease in management fee income of $4.6 million, driven by:
◦lower management fees in DaVinci and Fontana due to lower net premiums earned; and
◦the recapture of previously deferred management fees in the comparative period, which did not repeat in the current quarter.
•Our total fee income of $81.7 million included $56.6 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
The fee income we earn from third-party capital management activities and certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on our financial statements.

Three months ended September 30,	2026	2025	Change
(in thousands)
Fee income recorded in net income (loss) attributable to redeemable noncontrolling interests	$56,552	$88,689	$(32,137)
Fee income recorded in underwriting income (loss) (1)	25,189	13,121	12,068
Total fee income	$81,741	$101,810	$(20,069)

(1)Reflects total fee income earned from third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the three months ended September 30, 2026, $11.3 million of management fee income was recorded as a reduction to operational expenses (2025 - $10.5 million) and $13.9 million of performance fee income was recorded as a reduction to acquisition expenses (2025 - $2.6 million).

Investment Results
Net Investment Income

Three months ended September 30,	2026	2025	Change
(in thousands)
Fixed maturity investments trading	$307,844	$287,139	$20,705
Short term investments	30,851	51,855	(21,004)
Equity investments
Fixed income exchange traded funds	27,031	15,876	11,155
Common stock (1)	681	610	71
Other investments
Catastrophe bonds	44,403	50,503	(6,100)
Fund and direct private equity investments (2)	29,729	27,036	2,693
Cash and cash equivalents	8,407	12,045	(3,638)
	448,946	445,064	3,882
Investment expenses	(8,093)	(6,710)	(1,383)
Net investment income	$440,853	$438,354	$2,499

(1)In the fourth quarter of 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
•Net investment income remained consistently strong, with increased income from higher average invested assets and portfolio reallocation into higher yielding investments.
•Net investment income of $440.9 million included $125.5 million of income attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
Equity in Earnings (Losses) of Other Ventures

Three months ended September 30,	2026	2025	Change
(in thousands)
Equity in earnings (losses) of other ventures	$28,539	$12,551	$15,988

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
•Equity in earnings of other ventures increased by $16.0 million, primarily driven by:
–a gain recognized on the sale of an asset held by one of our equity method investments.

Net Realized and Unrealized Gains (Losses) on Investments

Three months ended September 30,	2026	2025	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$(899,618)	$45,579	$(945,197)
Equity-related investments (1) (3)	(62,158)	85,104	(147,262)
Commodity-related investments (1) (4)	335	143,568	(143,233)
Other investments
Catastrophe bonds	34,971	44,592	(9,621)
Fund and direct private equity investments (5)	46,627	(6,953)	53,580
Net realized and unrealized gains (losses) on investments	$(879,843)	$311,890	$(1,191,733)

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
•Net realized and unrealized losses on investments of $879.8 million were driven by:
–$899.6 million of net realized and unrealized losses on fixed maturity-related investments, primarily due to increases in market yields in the third quarter of 2026.
•Net realized and unrealized losses on investments increased by $1.2 billion, mainly driven by:
–an increase in net realized and unrealized losses on fixed maturity-related investments of $945.2 million, primarily due to:
◦increases in market yields in the third quarter of 2026, compared to decreases in market yields in the third quarter of 2025;
–an increase in net realized and unrealized losses on equity-related investments of $147.3 million, primarily due to:
◦increases in fixed income market yields impacting fixed income exchange traded funds in the third quarter of 2026, compared to decreases in market yields in the third quarter of 2025; and
–a decrease in net realized and unrealized gains on commodity-related investments of $143.2 million, principally due to:
◦lower increases in gold futures prices in the third quarter of 2026, compared to the third quarter of 2025; partially offset by
–an increase in net realized and unrealized gains from fund and direct private equity investments of $53.6 million, due to:
◦a decrease in net losses related to our direct private equity investments related to unfavorable market movements in the third quarter of 2025.

Refer to “Note 3. Investments” and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.
Net Foreign Exchange Gains (Losses)

Three months ended September 30,	2026	2025	Change
(in thousands)
Net foreign exchange gains (losses)	$831	$877	$(46)

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
•Net foreign exchange gains were consistent with the third quarter of 2025.
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to the foreign currency derivatives we have entered into.
Corporate Expenses

Three months ended September 30,	2026	2025	Change
(in thousands)
Corporate expenses	$16,685	$23,414	$(6,729)

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
•Corporate expenses decreased by $6.7 million, primarily driven by:
–the Bermuda tax credits; partially offset by
–increased compensation expenses.
Income Tax Benefit (Expense)

Three months ended September 30,	2026	2025	Change
(in thousands)
Income tax benefit (expense)	$30,153	$(148,860)	$179,013

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
•Income tax benefit increased by $179.0 million from an income tax expense in the comparative quarter, primarily driven by:
–net realized and unrealized losses on our investment portfolio in the third quarter of 2026, compared to net realized and unrealized gains in the third quarter of 2025; and
–a decrease in operating income across our jurisdictions compared to the third quarter of 2025.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Three months ended September 30,	2026	2025	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$75,569	$243,464	$(167,895)
Redeemable noncontrolling interest - Medici	67,021	79,573	(12,552)
Redeemable noncontrolling interest - Vermeer	51,434	70,981	(19,547)
Redeemable noncontrolling interest - Fontana	(43,324)	21,182	(64,506)
Net income (loss) attributable to redeemable noncontrolling interests	$150,700	$415,200	$(264,500)

•Net income attributable to redeemable noncontrolling interests decreased by $264.5 million, driven by:
–an increase in net realized and unrealized losses on investments in the investment portfolios of DaVinci and Fontana in the third quarter of 2026 compared to gains in the third quarter of 2025; and
–a decrease in underwriting income in our managed joint ventures, principally due to an increase in current accident year net losses in DaVinci and Fontana resulting from the 2026 Large Loss Events in the third quarter of 2026, compared to the third quarter of 2025.
•Net income attributable to redeemable noncontrolling interests of $150.7 million included $125.5 million of net investment income, partially offset by $117.0 million of net realized and unrealized losses on investments, as well as $56.6 million in management and performance fee income.
Refer to “Note 8. Noncontrolling Interests” in our “Notes to the Consolidated Financial Statements” for additional information regarding our redeemable noncontrolling interests.

SUMMARY OF RESULTS OF OPERATIONS
Below is a discussion of the results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Nine months ended September 30,	2026	2025	Change
(in thousands, except per share amounts and percentages)
Statement of Operations Highlights
Gross premiums written	$8,577,305	$9,900,309	$(1,323,004)
Net premiums written	$6,620,733	$8,271,601	$(1,650,868)
Net premiums earned	$6,484,211	$7,566,740	$(1,082,529)
Net claims and claim expenses incurred	2,952,841	4,664,701	(1,711,860)
Acquisition expenses	1,628,022	1,949,763	(321,741)
Operational expenses	289,382	350,996	(61,614)
Underwriting income (loss)	$1,613,966	$601,280	$1,012,686

Net investment income	$1,293,844	$1,256,815	$37,029
Equity in earnings (losses) of other ventures (1)	66,853	50,712	16,141
Net realized and unrealized gains (losses) on investments	(1,180,128)	994,550	(2,174,678)
Total investment result (1)	$180,569	$2,302,077	$(2,121,508)

Net income (loss)	$1,492,327	$2,470,139	$(977,812)
Net income (loss) available (attributable) to RenaissanceRe common shareholders	$777,385	$1,895,321	$(1,117,936)
Net income (loss) available (attributable) to RenaissanceRe common shareholders per common share – diluted	$18.39	$39.46	$(21.07)
Dividends per common share	$1.23	$1.20	$0.03

Key Ratios
Net claims and claim expense ratio – current accident year	55.2%	72.8%	(17.6)	pts
Net claims and claim expense ratio – prior accident years	(9.7)%	(11.2)%	1.5	pts
Net claims and claim expense ratio – calendar year	45.5%	61.6%	(16.1)	pts
Underwriting expense ratio	29.6%	30.5%	(0.9)	pts
Combined ratio	75.1%	92.1%	(17.0)	pts

Return on average common equity - annualized	9.6%	25.1%	(15.5)	pts

Book Value	September 30, 2026	December 31, 2025	Change
Book value per common share	$259.61	$247.00	$12.61
Accumulated dividends per common share	30.91	29.68	1.23
Book value per common share plus accumulated dividends	$290.52	$276.68	$13.84
Year to date change in book value per common share	5.1%
Year to date change in book value per common share plus change in accumulated dividends	5.6%

(1)In the fourth quarter of 2025, we revised our presentation of “total investment results” to include equity in earnings (losses) of other ventures. Comparative periods presented have been updated to conform to the current presentation.

Results of Operations Overview
Net income available to RenaissanceRe common shareholders was $777.4 million in the nine months ended September 30, 2026, compared to $1.9 billion in the nine months ended September 30, 2025, a decrease of $1.1 billion. In the nine months ended September 30, 2026, we generated an annualized return on average common equity of 9.6%. Our book value per common share increased from $247.00 at December 31, 2025 to $259.61 at September 30, 2026, a 5.1% increase, or a 5.6% increase, after considering the change in accumulated dividends paid to our common shareholders.
Significant items affecting our financial performance during the nine months ended September 30, 2026, on a comparative basis to the nine months ended September 30, 2025, included:
•Total Underwriting Portfolio Results
–underwriting income of $1.6 billion, an increase of $1.0 billion, resulting in an improvement in the combined ratio of 17.0 percentage points, driven primarily by:
◦a lower level of catastrophe losses in the nine months ended September 30, 2026, with the 2026 Large Loss Events contributing 3.5 percentage points to the combined ratio, compared to 19.3 percentage points from the 2025 Large Loss Events in the nine months ended September 30, 2025.
–gross premiums written and net premiums written decreased by $1.3 billion and $1.7 billion, respectively, reflecting lower reinstatement premiums due to the lower level of catastrophe losses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, in addition to rate reductions within the Property segment, partially offset by growth opportunities. Within the Casualty and Specialty segment, net premiums written reduced due to exposure reductions and an increase in retrocessional coverage purchased in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
•Investment Results
–total investment result decreased by $2.1 billion, driven by:
◦an increase of $2.2 billion in net realized and unrealized losses on investments, primarily due to an increase in net losses on fixed maturity-related investments as a result of increases in market yields in the nine months ended September 30, 2026, compared to decreases in market yields in the nine months ended September 30, 2025.
–net investment income of $1.3 billion included $360.0 million attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.
•Fee Income
–income of $258.9 million, an increase of $31.7 million, primarily driven by an increase in performance fees due to a lower impact from large loss events.
–included in total fee income of $258.9 million was $188.1 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).
•Net Income (Loss) Attributable to Redeemable Noncontrolling Interests
–income of $688.4 million, an increase of $140.1 million, primarily resulting from an increase in underwriting income in DaVinci and Vermeer due to a lower impact of large loss events; partially offset by an increase in net realized and unrealized losses on investments in DaVinci and Fontana, and an increase in performance fee income in DaVinci.
–this represents the portion of our net income (loss) that was allocated to third-party investors and not retained by us.

Net Negative Impact
Net negative impact on underwriting result includes the sum of (1) net claims and claim expenses incurred, (2) assumed and ceded reinstatement premiums earned and (3) earned and lost profit commissions. Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders is the sum of (1) net negative impact on underwriting result, (2) redeemable noncontrolling interest and (3) income tax benefit (expense).
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

2026 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2026 Large Loss Events on our consolidated and segment underwriting results and combined ratios in the nine months ended September 30, 2026.

Nine months ended September 30, 2026	Middle East War (1)	Ras Laffan Explosion (2)	Colombian Earthquake (3)	2026 Large Loss Events (4)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$—	$(5,852)	$(52,329)	$(58,181)
Net negative impact on Casualty and Specialty segment underwriting result	(99,431)	(59,367)	(4,230)	(163,028)
Net negative impact on underwriting result	$(99,431)	$(65,219)	$(56,559)	$(221,209)

Percentage point impact on Property segment combined ratio	—	0.3	2.0	2.3
Percentage point impact on Casualty and Specialty segment combined ratio	2.6	1.5	0.1	4.2
Percentage point impact on consolidated combined ratio	1.6	1.0	0.9	3.5

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2026 of the 2026 Large Loss Events.

Nine months ended September 30, 2026	Middle East War (1)	Ras Laffan Explosion (2)	Colombian Earthquake (3)	2026 Large Loss Events (4)
(in thousands)
Net claims and claim expenses incurred	$(108,743)	$(68,069)	$(56,166)	$(232,978)
Assumed reinstatement premiums earned	13,306	13,420	399	27,125
Ceded reinstatement premiums earned	(3,994)	(10,357)	(12)	(14,363)
Earned (lost) profit commissions	—	(213)	(780)	(993)
Net negative impact on underwriting result	(99,431)	(65,219)	(56,559)	(221,209)
Redeemable noncontrolling interest	22,515	17,098	16,613	56,226
Income tax benefit (expense)	17,189	9,880	5,820	32,889
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(59,727)	$(38,241)	$(34,126)	$(132,094)

(1)The “Middle East War” refers to losses related to the conflict in the Middle East, including losses related to energy facilities. Estimates of losses related to the Middle East War have evolved, and may continue to evolve, as additional information becomes available.
(2)The “Ras Laffan Explosion” refers to an explosion from an operational accident at a liquefied natural gas facility that occurred in June 2026 in Ras Laffan Industrial City in Qatar.
(3)The “Colombian Earthquake” refers to the earthquake that occurred in August 2026 in Choco, Colombia.
(4)“2026 Large Loss Events” includes the Middle East War, the Ras Laffan Explosion and the Colombian Earthquake.

2025 Net Negative Impact
The financial data below provides additional information detailing the net negative impact of the 2025 Large Loss Events on our segment underwriting results and consolidated combined ratio in the nine months ended September 30, 2025.

Nine months ended September 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands, except percentages)
Net negative impact on Property segment underwriting result	$(1,216,489)	$—	$(1,216,489)
Net negative impact on Casualty and Specialty segment underwriting result	(40,327)	(113,577)	(153,904)
Net negative impact on underwriting result	$(1,256,816)	$(113,577)	$(1,370,393)

Percentage point impact on Property segment combined ratio	47.2	—	47.2
Percentage point impact on Casualty and Specialty segment combined ratio	0.9	2.5	3.4
Percentage point impact on consolidated combined ratio	17.7	1.6	19.3

The financial data below provides additional information detailing the net negative impact on our consolidated financial statements in the nine months ended September 30, 2025 of the 2025 Large Loss Events.

Nine months ended September 30, 2025	California Wildfires (1)	Other 2025 Large Loss Events (2)	2025 Large Loss Events (3)
(in thousands)
Net claims and claim expenses incurred	$(1,596,495)	$(120,933)	$(1,717,428)
Assumed reinstatement premiums earned	335,145	14,964	350,109
Ceded reinstatement premiums earned	(21,478)	(7,608)	(29,086)
Earned (lost) profit commissions	26,012	—	26,012
Net negative impact on underwriting result	(1,256,816)	(113,577)	(1,370,393)
Redeemable noncontrolling interest	505,362	19,808	525,170
Income tax benefit (expense)	115,222	12,835	128,057
Net negative impact on net income (loss) available (attributable) to RenaissanceRe common shareholders	$(636,232)	$(80,934)	$(717,166)

(1)The “California Wildfires” were a series of wildfires that burned throughout southern California in January 2025.
(2)“Other 2025 Large Loss Events” represents: the crash of American Airlines flight 5342 in January 2025 and certain refinery fires in the first quarter of 2025.
(3)“2025 Large Loss Events” includes the California Wildfires and the Other 2025 Large Loss Events.

Underwriting Results by Segment
Property Segment
Below is a summary of the underwriting results and ratios for our Property segment:

Nine months ended September 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$3,887,855	$4,596,042		$(708,187)
Net premiums written	$3,039,606	$3,710,676		$(671,070)
Net premiums earned	$2,612,111	$3,052,893		$(440,782)
Net claims and claim expenses incurred	111,297	1,481,823	(1,370,526)
Acquisition expenses	491,281	534,192	(42,911)
Operational expenses	212,372	222,414	(10,042)
Underwriting income (loss)	$1,797,161	$814,464		$982,697

Net claims and claim expenses incurred – current accident year	$794,542	$2,319,130		$(1,524,588)
Net claims and claim expenses incurred – prior accident years	(683,245)	(837,307)	154,062
Net claims and claim expenses incurred – total	$111,297	$1,481,823		$(1,370,526)

Net claims and claim expense ratio – current accident year	30.4%	76.0%	(45.6)	pts
Net claims and claim expense ratio – prior accident years	(26.1)%	(27.5)%	1.4	pts
Net claims and claim expense ratio – calendar year	4.3%	48.5%	(44.2)	pts
Underwriting expense ratio	26.9%	24.8%	2.1	pts
Combined ratio	31.2%	73.3%	(42.1)	pts

Property Gross Premiums Written
•Gross premiums written decreased by $708.2 million, or 15.4%, primarily driven by:
–a decrease in the catastrophe class of $659.6 million, or 19.9%, driven by:
◦a decrease in gross reinstatement premiums of $349.5 million, primarily related to the lower level of catastrophe losses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, which included the California Wildfires;
◦otherwise, not including reinstatement premiums, gross premiums written in the catastrophe class decreased by $310.1 million, or 10.3%, reflecting rate reductions across the portfolio, which were partially offset by other opportunities for growth.
–a decrease in the other property class of $48.6 million, or 3.8%, largely due to rate decreases in the excess and surplus business.
Property Ceded Premiums Written

Nine months ended September 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$848,249	$885,366	$(37,117)

•Ceded premiums written decreased by $37.1 million, or 4.2%, driven by:
–the non-deployment of Upsilon in 2026; partially offset by
–an increase in proportional purchases across both the catastrophe and other property classes.

Property Net Premiums Earned
•Net premiums earned decreased by $440.8 million, or 14.4%, principally driven by:
–the decrease in net reinstatement premiums in the catastrophe class, as well as year-to-date rate reductions across both the catastrophe and other property classes.
Property Underwriting Results
•Net claims and claim expense ratio improved by 44.2 percentage points, and included:
–a 45.6 percentage point improvement in the current accident year net claims and claim expense ratio, primarily due to:
◦lower catastrophe losses in the nine months ended September 30, 2026, which included a 2.3 percentage point impact from the 2026 Large Loss Events, compared to the nine months ended September 30, 2025, which included 47.9 percentage points from the California Wildfires; partially offset by
–a 1.4 percentage point decrease in net favorable development of prior accident years. The net favorable development of prior accident years for the nine months ended September 30, 2026 of $683.2 million, or 26.1%, was driven by:
◦net favorable development of $373.5 million in the catastrophe class, primarily from the large loss events in 2021 through 2025 and small events across accident years; and
◦net favorable development of $309.7 million in the other property class, primarily due to reported losses coming in lower than expected from large loss events in 2024 and attritional loss experience.
•Underwriting expense ratio increased by 2.1 percentage points, driven by:
–a 1.3 percentage point increase in the acquisition expense ratio, primarily due to lower net reinstatement premiums earned reflecting lower catastrophe losses in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
–a 0.8 percentage point increase in the operating expense ratio, driven by the lower net premiums earned as noted above, in addition to underlying expense growth, partially offset by a benefit from the Bermuda tax credits.
•Combined ratio improved by 42.1 percentage points from the nine months ended September 30, 2025, which included a 47.2 percentage point impact from the California Wildfires.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the prior year development of net claims and claim expenses.

Casualty and Specialty Segment
Below is a summary of the underwriting results and ratios for our Casualty and Specialty segment:

Nine months ended September 30,	2026	2025	Change
(in thousands, except percentages)
Gross premiums written	$4,689,450	$5,304,267		$(614,817)
Net premiums written	$3,581,127	$4,560,925		$(979,798)
Net premiums earned	$3,872,100	$4,513,847		$(641,747)
Net claims and claim expenses incurred	2,841,544	3,182,878	(341,334)
Acquisition expenses	1,136,741	1,415,571	(278,830)
Operational expenses	77,010	128,582	(51,572)
Underwriting income (loss)	$(183,195)	$(213,184)		$29,989

Net claims and claim expenses incurred – current accident year	$2,786,884	$3,191,206		$(404,322)
Net claims and claim expenses incurred – prior accident years	54,660	(8,328)	62,988
Net claims and claim expenses incurred – total	$2,841,544	$3,182,878		$(341,334)

Net claims and claim expense ratio – current accident year	72.0%	70.7%	1.3	pts
Net claims and claim expense ratio – prior accident years	1.4%	(0.2)%	1.6	pts
Net claims and claim expense ratio – calendar year	73.4%	70.5%	2.9	pts
Underwriting expense ratio	31.3%	34.2%	(2.9)	pts
Combined ratio	104.7%	104.7%	—	pts

Casualty and Specialty Gross Premiums Written
•Gross premiums written decreased by $614.8 million, or 11.6%, principally due to:
–exposure reductions across the general casualty, professional liability and other specialty classes;
–changes in premium estimates on business underwritten in prior years primarily in the other specialty class; and
–a decrease in the credit class driven by opportunistic deals written during the nine months ended September 30, 2025 that were not up for renewal in the nine months ended September 30, 2026.
Casualty and Specialty Ceded Premiums Written

Nine months ended September 30,	2026	2025	Change
(in thousands)
Ceded premiums written	$1,108,323	$743,342	$364,981

•Ceded premiums written increased by $365.0 million, or 49.1%, driven by:
–an increase in the amount of quota share retrocessional coverage purchased to support our gross-to-net strategy across the portfolio, most notably within the casualty classes.
Casualty and Specialty Net Premiums Written
•Net premiums written decreased by $979.8 million, or 21.5%, primarily driven by:
–the decrease in gross premiums written, in addition to the increase in quota share retrocessional purchases across the portfolio, most notably in the casualty classes.

Casualty and Specialty Underwriting Results
•Net claims and claim expense ratio increased by 2.9 percentage points, and included:
–a 1.3 percentage point increase in the current accident year net claims and claim expense ratio, principally driven by the impact of the 2026 Large Loss Events, which added 4.3 percentage points to the current accident year ratio; and
–net adverse development of prior accident years of $54.7 million, or 1.4%, resulting in an increase of 1.6 percentage points. The net adverse development of prior accident years in the nine months ended September 30, 2026 reflects:
◦$50.3 million, or 1.3 percentage points, from a shift of previously reported loss estimates for the Baltimore Bridge Collapse to Casualty and Specialty from the other property class; and
◦$16.6 million, or 0.4 percentage points, of adverse impact from purchase accounting adjustments; partially offset by
◦net favorable development principally driven by reported losses generally coming in lower than expected on attritional net claims and claim expenses from the other specialty and credit classes, partially offset by adverse development related to actuarial assumption changes principally impacting the general liability line of business.
•Underwriting expense ratio improved by 2.9 percentage points, driven by:
–a 2.1 percentage point improvement in the acquisition expense ratio, principally due to changes in variable commissions and a decrease in purchase accounting adjustments; and
–a 0.8 percentage point improvement in the operating expense ratio, primarily due to an increase in override fees and the Bermuda tax credits.
•Combined ratio remained flat compared to the nine months ended September 30, 2025 as the increase in the net claims and claim expense ratio was wholly offset by the improvements in the underwriting expense ratio, as described above.
See “Note 6. Reserve for Claims and Claim Expenses” in our “Notes to the Consolidated Financial Statements” for additional information related to the development of prior accident years net claims and claim expenses.

Fee Income
The table below shows the total fee income we earned from third-party capital management activities and certain structured reinsurance products.

Nine months ended September 30,	2026	2025	Change
(in thousands)
Management Fee Income
Joint ventures (1)	$104,630	$112,194	$(7,564)
Structured reinsurance products and other (2)	23,018	22,812	206
Managed funds (3)	16,822	20,476	(3,654)
Total management fee income	144,470	155,482	(11,012)
Performance Fee Income (Loss)
Joint ventures (1)	77,018	39,661	37,357
Structured reinsurance products and other (2)	32,976	13,949	19,027
Managed funds (3)	4,430	18,132	(13,702)
Total performance fee income (loss)	114,424	71,742	42,682
Total fee income	$258,894	$227,224	$31,670

(1)Joint ventures include DaVinci, Fontana, Top Layer and Vermeer.
(2)Structured reinsurance products and other includes certain reinsurance agreements and other vehicles through which we transfer risk to third-party capital.
(3)Managed funds include Upsilon Fund, Medici and Medici UCITS, as well as certain third-party capital vehicles we manage through AlphaCat Managers.
•Total fee income increased by $31.7 million, due to:
–an increase in performance fees of $42.7 million as a result of:
◦improved current year underwriting results in DaVinci and our structured reinsurance products, principally due to the lower impact of large loss events; and
◦the recognition of deferred performance fees related to a return of capital in DaVinci; partially offset by
◦a decrease in performance fees in Upsilon primarily due to lower net favorable development of prior accident years.
–a decrease in management fee income of $11.0 million, primarily driven by:
◦lower management fees in DaVinci and Fontana due to lower net premiums earned; and
◦a decrease in management fees in Upsilon and AlphaCat due to the continued release of collateral associated with prior years’ contracts.
•Total fee income of $258.9 million included $188.1 million of fee income recorded in net income (loss) attributable to redeemable noncontrolling interests, which is not included in our underwriting income (loss).

The fee income we earn from third-party capital management activities and from certain structured reinsurance products is recorded in multiple line items in our financial statements. The table below summarizes the impact of fee income on our financial statements.

Nine months ended September 30,	2026	2025	Change
(in thousands)
Fee income recorded within net income (loss) attributable to redeemable noncontrolling interests	$188,113	$162,212	$25,901
Fee income recorded within underwriting income (loss) (1)	70,781	65,012	5,769
Total fee income	$258,894	$227,224	$31,670

(1)Reflects total fee income earned through third-party capital management activities and certain structured reinsurance products which is recorded through underwriting income (loss) as a decrease (increase) to operational expenses or acquisition expenses. During the nine months ended September 30, 2026, $33.3 million of management fee income was recorded as a reduction to operational expenses (2025 - $35.4 million) and $37.5 million of performance fee income was recorded as a reduction to acquisition expenses (2025 - $29.6 million).
Investment Results
Net Investment Income

Nine months ended September 30,	2026	2025	Change
(in thousands)
Fixed maturity investments trading	$899,560	$854,035	$45,525
Short term investments	98,114	141,299	(43,185)
Equity investments
Fixed income exchange traded funds	74,842	23,588	51,254
Common stock (1)	2,034	1,951	83
Other investments
Catastrophe bonds	124,430	153,205	(28,775)
Fund and direct private equity investments (2)	88,273	67,451	20,822
Cash and cash equivalents	28,990	35,488	(6,498)
	1,316,243	1,277,017	39,226
Investment expenses	(22,399)	(20,202)	(2,197)
Net investment income	$1,293,844	$1,256,815	$37,029

(1)In the fourth quarter of 2025, we revised the description of our “other equity investments” to “common stock.”
(2)In the fourth quarter of 2025, we revised the description of our “other investments - other” to “other investments - fund and direct private equity investments.”
•Net investment income increased by $37.0 million, primarily due to:
–higher average invested assets and changes to portfolio allocation, resulting in increased income from higher yielding investments, including fixed maturity investments, fixed income exchange traded funds and fund and direct private equity investments; partially offset by
–lower income from short term investments, due to lower average invested assets; and
–lower income from catastrophe bonds as a result of lower average invested assets.
•Net investment income of $1.3 billion included $360.0 million of income attributable to redeemable noncontrolling interests, which was allocated to third-party investors and not retained by us.

Equity in Earnings (Losses) of Other Ventures

Nine months ended September 30,	2026	2025	Change
(in thousands)
Equity in earnings (losses) of other ventures	$66,853	$50,712	$16,141

•Equity in earnings of other ventures increased by $16.1 million, primarily driven by:
–a gain recognized on the sale of an asset held by one of our equity method investments.
Net Realized and Unrealized Gains (Losses) on Investments

Nine months ended September 30,	2026	2025	Change
(in thousands)
Fixed maturity-related investments (1) (2)	$(1,282,907)	$507,966	$(1,790,873)
Equity-related investments (1) (3)	7,708	146,633	(138,925)
Commodity-related investments (1) (4)	(13,486)	294,412	(307,898)
Other investments
Catastrophe bonds	22,017	(9,837)	31,854
Fund and direct private equity investments (5)	86,540	55,376	31,164
Net realized and unrealized gains (losses) on investments	$(1,180,128)	$994,550	$(2,174,678)

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
•Net realized and unrealized losses on investments of $1.2 billion were driven by:
–$1.3 billion of net realized and unrealized losses on fixed maturity-related investments, primarily due to increases in market yields in the nine months ended September 30, 2026; partially offset by
–$86.5 million of net realized and unrealized gains on fund and direct private equity investments, primarily from net gains on multi-strategy funds which benefitted from their diversified investment strategies across multiple asset classes and sectors.
•Net realized and unrealized losses on investments increased by $2.2 billion, mainly driven by:
–an increase in net realized and unrealized losses on fixed maturity-related investments of $1.8 billion, primarily due to:
◦increases in market yields in the nine months ended September 30, 2026, compared to decreases in market yields in the nine months ended September 30, 2025;
–an increase in net realized and unrealized losses on commodity-related investments of $307.9 million, principally due to:
◦decreases in gold futures prices in the nine months ended September 30, 2026, compared to increases in gold futures prices in the nine months ended September 30, 2025; and
–a decrease in net realized and unrealized gains on equity-related investments of $138.9 million, primarily due to:

◦increases in fixed income market yields impacting fixed income exchange traded funds in the nine months ended September 30, 2026, compared to decreases in market yields in the nine months ended September 30, 2025.
Refer to “Note 3. Investments” and “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information regarding our investments and derivatives we have entered into.
Net Foreign Exchange Gains (Losses)

Nine months ended September 30,	2026	2025	Change
(in thousands)
Net foreign exchange gains (losses)	$(15,533)	$2,209	$(17,742)

•Net foreign exchange losses increased by $17.7 million, primarily driven by:
–losses attributable to third-party investors in Medici, which are allocated through net income (loss) attributable to redeemable noncontrolling interest, in the nine months ended September 30, 2026, compared to gains attributable to third-party investors in Medici in the nine months ended September 30, 2025,
Refer to “Note 13. Derivative Instruments” in our “Notes to the Consolidated Financial Statements” for additional information related to foreign currency forward and option contracts we have entered into.
Corporate Expenses

Nine months ended September 30,	2026	2025	Change
(in thousands)
Corporate expenses	$54,826	$70,005	$(15,179)

•Corporate expenses decreased by $15.2 million, primarily driven by:
–the Bermuda tax credits; partially offset by
–increased compensation expenses.
Income Tax Benefit (Expense)

Nine months ended September 30,	2026	2025	Change
(in thousands)
Income tax benefit (expense)	$(142,231)	$(280,204)	$137,973

•Income tax expense decreased by $138.0 million, primarily driven by:
–an increase in net realized and unrealized losses on our investment portfolio in the nine months ended September 30, 2026, compared to net realized and unrealized gains in the nine months ended September 30, 2025; partially offset by
–increased operating income across our jurisdictions compared to the nine months ended September 30, 2025, which was impacted by the California Wildfires.

Net Income (Loss) Attributable to Redeemable Noncontrolling Interests

Nine months ended September 30,	2026	2025	Change
(in thousands)
Redeemable noncontrolling interest - DaVinci	$437,586	$349,476	$88,110
Redeemable noncontrolling interest - Vermeer	167,916	21,326	146,590
Redeemable noncontrolling interest - Medici	113,141	133,729	(20,588)
Redeemable noncontrolling interest - Fontana	(30,232)	43,756	(73,988)
Net income (loss) attributable to redeemable noncontrolling interests	$688,411	$548,287	$140,124

•Net income attributable to redeemable noncontrolling interests increased by $140.1 million, primarily driven by:
–an increase in underwriting income in DaVinci and Vermeer, principally due to the lower impact of large loss events in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025; partially offset by
–an increase in net realized and unrealized losses on investments in the investment portfolios of DaVinci and Fontana in the nine months ended September 30, 2026; and
–an increase in performance fee income recorded in DaVinci as a result of higher underwriting income in the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
•Net income attributable to redeemable noncontrolling interests of $688.4 million included $360.0 million of net investment income, partially offset by $214.0 million of net realized and unrealized losses on investments, as well as $188.1 million in management and performance fee income.
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
The payment of dividends by our subsidiaries is, under certain circumstances, limited by the applicable laws and regulations in the various jurisdictions in which our subsidiaries operate. In addition, insurance laws require our insurance subsidiaries to maintain certain measures of solvency and liquidity. We believe that each of our insurance subsidiaries and branches exceeded the minimum solvency, capital and surplus requirements in their applicable jurisdictions at September 30, 2026. Certain of our subsidiaries and branches are required to file FCRs with their regulators, which provide details on solvency and financial performance. Where required, these FCRs will be posted on our website. The regulations governing our and our principal operating subsidiaries’ ability to pay dividends and to maintain certain measures of solvency and liquidity, and requirements to file FCRs are discussed in detail in “Part I, Item 1. Business, Regulation” and “Note 18. Statutory Requirements” in our “Notes to the Consolidated Financial Statements” in our Form 10-K for the year ended December 31, 2025.
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

At September 30, 2026	Issued or Drawn
(in thousands)
Revolving Credit Facility (1)	$—
Bilateral Letter of Credit Facilities
Secured	169,837
Unsecured	281,612
$451,449

(1)At September 30, 2026, no amounts were issued or drawn under this facility.
Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt and credit facilities.
Funds at Lloyd’s
As a member of Lloyd’s, the underwriting capacity, or stamp capacity, of Syndicate 1458 is required to be supported by providing a deposit, the FAL, in the form of cash, securities or letters of credit. At September 30, 2026, the FAL required to support the underwriting activities at Lloyd’s through Syndicate 1458 was £590.2 million (December 31, 2025 - £577.8 million). Actual FAL posted for Syndicate 1458 at September 30, 2026 by RenaissanceRe Corporate Capital (UK) Limited was $853.7 million (December 31, 2025 - $912.0 million), supported by a deposit of cash and fixed maturity securities.
Multi-Beneficiary Reinsurance Trusts, Multi-Beneficiary Reduced Collateral Reinsurance Trusts
Renaissance Reinsurance, DaVinci Reinsurance and RREAG use multi-beneficiary reinsurance trusts and/or multi-beneficiary reduced collateral reinsurance trusts to collateralize reinsurance liabilities. As of September 30, 2026, all of these trusts were funded in accordance with the relevant regulatory thresholds. However, assets held in these trusts have in the past, and may in the future, exceed the amount required under U.S. state regulations.
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

	At September 30, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
RREAG	$1,286,531	$1,238,288	$1,395,468	$1,184,741
Renaissance Reinsurance	$467,506	$323,137	$581,595	$413,673
DaVinci Reinsurance	$48,255	$29,247	$60,634	$32,421

The following table summarizes the assets held under trust and minimum amount required pursuant to U.S. state regulations in the reduced collateral reinsurance trusts.

	At September 30, 2026		At December 31, 2025
	Assets Held Under Trust	Minimum Amount Required	Assets Held Under Trust	Minimum Amount Required
(in thousands)
Renaissance Reinsurance	$85,908	$47,637	$88,334	$62,796
DaVinci Reinsurance	$67,461	$38,243	$59,617	$50,850
RREAG	$60,039	$43,751	$67,692	$53,647

Contractual Obligations
In assessing our liquidity requirements and cash needs, we also consider contractual obligations to which we are a party. These contractual obligations are summarized in our Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there were no material changes in our contractual obligations as disclosed in the table of contractual obligations and related footnotes included in our Form 10-K for the year ended December 31, 2025, except as otherwise disclosed. Refer to “Note 7. Debt and Credit Facilities” in our “Notes to the Consolidated Financial Statements” for additional information related to our debt obligations and credit facilities.
Cash Flows

Nine months ended September 30,	2026	2025
(in thousands)
Net cash provided by (used in) operating activities	$2,334,425	$3,210,132
Net cash provided by (used in) investing activities	(828,324)	(2,300,394)
Net cash provided by (used in) financing activities	(2,124,187)	(888,166)
Effect of exchange rate changes on foreign currency cash	(14,813)	3,392
Net increase (decrease) in cash and cash equivalents	(632,899)	24,964
Cash and cash equivalents, beginning of period	1,731,181	1,676,604
Cash and cash equivalents, end of period	$1,098,282	$1,701,568

2026
During the nine months ended September 30, 2026, our cash and cash equivalents decreased by $632.9 million, to $1.1 billion at September 30, 2026, compared to $1.7 billion at December 31, 2025.
Cash flows provided by operating activities
Cash flows provided by operating activities during the nine months ended September 30, 2026 were $2.3 billion and were primarily driven by certain adjustments to reconcile our net income of $1.5 billion to net cash provided by operating activities, including:
•net realized and unrealized losses on investments of $1.2 billion, primarily driven by:
–net losses on fixed maturity-related investments resulting from increases in market yields; and
–net losses on fixed income exchange traded funds as a result of increases in fixed income market yields.
•an increase in unearned premiums of $591.3 million due to gross premiums written across both our Property and Casualty and Specialty segments; partially offset by
•an increase in prepaid reinsurance premiums of $452.8 million due to our increased retrocessional purchases.

Cash flows used in investing activities
During the nine months ended September 30, 2026, our cash flows used in investing activities were $828.3 million, principally reflecting:
•net purchases of fixed maturity investments trading of $1.2 billion;
•net purchases of other investments of $283.0 million; and
•net purchases of equity investments of $174.9 million, which were predominantly in equity and fixed income exchange traded funds; partially offset by
•net sales of short term investments of $812.1 million.
Cash flows used in financing activities
Our cash flows used in financing activities during the nine months ended September 30, 2026 were $2.1 billion, and were principally the result of:
•net outflows of $1.0 billion related to net third-party redeemable noncontrolling interest share and capital transactions in our joint ventures and managed funds; and
•common share repurchases of $1.0 billion.
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
Our total shareholders’ equity attributable to RenaissanceRe and total debt was as follows:

	At September 30, 2026	At December 31, 2025	Change
(in thousands)
Common shareholders’ equity	$10,602,541	$10,858,657	$(256,116)
Preference shares	750,000	750,000	—
Total shareholders’ equity attributable to RenaissanceRe	$11,352,541	$11,608,657	$(256,116)

7.003% Senior Notes due 2035 (Fontana) (1)	$99,283	$99,224	$59
5.950% Senior Notes due 2035 (DaVinci) (2)	297,216	296,972	244
5.800% Senior Notes due 2035	494,274	493,770	504
5.750% Senior Notes due 2033	743,713	743,009	704
3.600% Senior Notes due 2029	397,652	396,966	686
3.450% Senior Notes due 2027	299,630	299,260	370
Total debt	$2,331,768	$2,329,201	$2,567

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

Our total shareholders’ equity attributable to RenaissanceRe decreased by $256.1 million during the nine months ended September 30, 2026 principally as a result of:
•common share repurchases at an aggregate cost of $1.0 billion; and
•dividends on our common and preference shares of $51.5 million and $26.5 million, respectively; partially offset by
•our comprehensive income attributable to RenaissanceRe of $803.2 million.
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

Investments
The table below shows our invested assets:

	September 30, 2026		December 31, 2025		Change
(in thousands, except percentages)
Corporate	$9,807,924	27.1%	$8,528,828	23.6%	$1,279,096
U.S. Treasuries	9,037,223	24.9%	10,641,503	29.7%	(1,604,280)
Residential mortgage-backed	3,449,802	9.5%	2,606,882	7.2%	842,920
Asset-backed	1,357,970	3.8%	1,606,790	4.5%	(248,820)
Agencies	641,239	1.8%	486,817	1.3%	154,422
Non-U.S. government	580,896	1.6%	691,912	1.9%	(111,016)
Commercial mortgage-backed	328,193	0.9%	321,591	0.9%	6,602
Total fixed maturity investments trading, at fair value	25,203,247	69.6%	24,884,323	69.1%	318,924
Short term investments, at fair value	4,009,923	11.1%	4,759,811	13.2%	(749,888)
Fixed income exchange traded funds	1,547,207	4.3%	1,582,811	4.4%	(35,604)
Equity exchange traded funds	90,613	0.3%	—	—%	90,613
Common stock	129,409	0.4%	150,179	0.4%	(20,770)
Total equity investments, at fair value	1,767,229	5.0%	1,732,990	4.8%	34,239
Fund investments	3,267,118	9.0%	2,775,499	7.6%	491,619
Catastrophe bonds	1,625,250	4.5%	1,613,710	4.5%	11,540
Direct private equity investments	155,594	0.4%	185,005	0.5%	(29,411)
Total other investments, at fair value	5,047,962	13.9%	4,574,214	12.6%	473,748
Investments in other ventures, under equity method	162,677	0.4%	121,871	0.3%	40,806
Total investments	$36,191,038	100.0%	$36,073,209	100.0%	$117,829

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
Fixed Maturity Investments and Short Term Investments
At September 30, 2026, our fixed maturity investments and short term investment portfolio had a weighted average credit quality rating of AA (December 31, 2025 - AA) and a weighted average effective yield of 5.4% (December 31, 2025 - 4.2%). At September 30, 2026, our non-investment grade and not-rated fixed maturity investments totaled $971.8 million or 3.9% of our fixed maturity investments (December 31, 2025 - $1.2 billion or 5.0%, respectively). In addition, within our other investments category we have funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities. At September 30, 2026, the funds that invest in non-investment grade and not-rated fixed income securities and non-investment grade cat-linked securities totaled $3.4 billion (December 31, 2025 - $3.2 billion).
At September 30, 2026, we had $4.0 billion of short term investments (December 31, 2025 - $4.8 billion). Short term investments are managed as part of our investment portfolio and have a maturity of one year or less when purchased. Short term investments are carried at fair value.
The duration of our fixed maturity investments and short term investments at September 30, 2026 was 4.0 years (December 31, 2025 - 2.8 years). From time to time, we may reevaluate the duration of our portfolio in light of the duration of our liabilities and market conditions.
The value of our fixed maturity investments will fluctuate with changes in the interest rate environment and when changes occur in economic conditions or the investment markets. Additionally, our differing asset classes expose us to other risks which could cause a reduction in the value of our investments.
Equity Investments
The following table summarizes the fair value of equity investments:

	September 30, 2026	December 31, 2025	Change
(in thousands)
Fixed income exchange traded funds	$1,547,207	$1,582,811	$(35,604)
Equity exchange traded funds	90,613	—	90,613
Common stock
Financials	128,721	147,996	(19,275)
Other	688	2,183	(1,495)
Total common stock	129,409	150,179	(20,770)
Total equity investments	$1,767,229	$1,732,990	$34,239

Our equity investments include fixed income exchange traded funds, equity exchange traded funds and common stocks. Our fixed income exchange traded funds invest in a combination of investment grade and non-investment grade fixed maturity investments. The value of our fixed income exchange traded funds will fluctuate with changes in the interest rate environment, credit risk and when changes occur in economic conditions or the investment markets. Equity exchange traded funds are primarily focused on public equities.
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

Other Investments
The table below shows our portfolio of other investments:

	September 30, 2026	December 31, 2025	Change
(in thousands)
Fund investments
Private credit funds	$1,597,821	$1,445,158	$152,663
Private equity funds	788,907	701,837	87,070
Multi-strategy funds (1)	633,225	473,990	159,235
Insurance-linked securities funds	167,984	154,514	13,470
Equity funds	79,181	—	79,181
Total fund investments	3,267,118	2,775,499	491,619
Catastrophe bonds	1,625,250	1,613,710	11,540
Direct private equity investments	155,594	185,005	(29,411)
Total other investments	$5,047,962	$4,574,214	$473,748

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

The financial strength ratings of our principal operating subsidiaries and joint ventures and the ERM score of RenaissanceRe as of October 23, 2026 are presented below.

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
As of October 23, 2026, there were no material changes to our ratings as disclosed in our Form 10-K for the year ended December 31, 2025.
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

Summarized Balance Sheets

	September 30, 2026	December 31, 2025
(in thousands)
Assets
Receivables due from non-obligor subsidiaries	$2,268,404	$1,895,861
Other current assets	508,195	353,962
Total current assets	$2,776,599	$2,249,823

Goodwill and other intangible assets	$97,332	$97,332
Loan receivable from non-obligor subsidiaries	721,204	743,433
Other noncurrent assets	27,939	29,223
Total noncurrent assets	$846,475	$869,988

Liabilities
Payables due to non-obligor subsidiaries	$12,855	$24,829
Other current liabilities	110,829	84,194
Total current liabilities	$123,684	$109,023

Loan payable to non-obligor subsidiaries	$616,200	$625,380
Other noncurrent liabilities	2,036,834	2,035,158
Total noncurrent liabilities	$2,653,034	$2,660,538

Summarized Statement of Operations

Nine months ended September 30,	2026
(in thousands)
Revenues
Intercompany revenue with non-obligor subsidiaries	$36,309
Other revenue	6,585
Total revenues	42,894
Expenses
Intercompany expense with non-obligor subsidiaries	99,946
Other expense	120,593
Total expenses	220,539
Income tax benefit (expense)	26,944
Net income (loss)	(150,701)
Dividends on RenaissanceRe preference shares	(26,531)
Net income (loss) attributable to Obligor Group	$(177,232)

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
We have deep experience and numerous tools to navigate changing underwriting markets. Historically, rate changes tend to be asymmetric, with periods of gradual rate decreases punctuated by rapid, large increases. In the current market, not all risks are equally attractive, and returns can vary significantly between classes of business and deals within each class. This provides attractive opportunities for underwriters with strong access to risk. Our success is predicated on the application of our deep underwriting expertise to differentiate the best deals, and our strong customer value proposition to maintain our position as a consistent incumbent. These characteristics have supported our success in more competitive markets, where clients focus on reinsurers that can anchor their programs, support them through the cycle, deploy significant capacity, bring an expert view of risk, and engage with them across lines.
Turning to our outlook for 2027, and the January 1 renewals, we remain confident in our ability to construct an underwriting portfolio that builds on our strong track record. We have a clear view of what we want to write, what we want to reduce, and how we intend to manage client relationships throughout that process.
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
During the quarter, we observed rapid increases in interest rates, which presents significant opportunities in the fixed income environment. The effects of interest rate trends on our reinsurance and insurance business could be magnified for longer-tail business lines that are more inflation-sensitive, particularly in our Casualty and Specialty segment. Central bank policy and changes to interest rates may also increase the risk of inflationary pressure.
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
We believe that our larger size and greater diversification has allowed us to deliver strong financial results even as the underwriting market is facing headwinds, including managing the impact of large loss events and rate changes in some classes. We have created a large, well-diversified combined portfolio with deep partnerships with brokers and clients. We continue to remain focused on capturing attractive opportunities as they arise, while exercising discipline to effectively shape our portfolio to maintain desired lines.
In line with our overall view towards underwriting a total portfolio, a substantial majority of our business comes from clients who purchase protection across both Property and Casualty and Specialty. We engage with clients across a spectrum of risks and leverage a holistic view of their risk portfolios to deliver comprehensive solutions to their most significant risk challenges. We manage each relationship in a coordinated fashion, rather than underwriting each line separately, and within each relationship there are lines that are more profitable for us, and others that are less accretive. We approach our clients with a focus on superior modeling and an independent view of risk, robust data and insights, and strong underwriting governance with a deep understanding of their needs. Overall, we believe that this serves to benefit both the strength of the client relationship and our financial results.
Within our total underwriting portfolio, each of our reportable segments has a different risk and volatility profile, which we believe contributes in distinct and important ways to our three drivers of profit, and in particular our underwriting income. The Property segment is inherently more volatile, but also provides meaningful underwriting income in lower catastrophe quarters as well as strong fee income from third-party capital. The Casualty and Specialty segment generally provides a more stable underwriting result over-time, along with significant investment income stemming from capital invested on longer tail risk in certain lines of business. These segments also provide us with diversification across our loss reserves and the tail of our risks, which allows us to better manage changes in loss trends, whether favorable or adverse, across our total underwriting portfolio.
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
Property
With the global impact of climate-related risks, including climate change, we expect the frequency and severity of perils such as drought, flood, rain, hail and wildfire to continue at the elevated levels we have seen in recent years. We believe that the increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and, in general, exacerbate disaster risk. Our financial performance this quarter reflects a historically quiet Atlantic hurricane season, mostly due to a strong El Niño, which has suppressed Atlantic hurricanes.
Looking ahead to the January 1 renewals, we expect the property market to remain healthy, with appropriately balanced risk between insurers and reinsurers. We anticipate that the property market will remain competitive but attractive, with adequate rates, and that we will find opportunities to grow selectively. Increased supply in the market may lead to pressure on property catastrophe rates.
We generally retain approximately half of our Property premiums while sharing a portion with our third-party capital partner balance sheets and earning fee income in exchange. Fee income is less sensitive to rate movements and reduces the overall volatility of our returns.
Casualty and Specialty
Part of fulfilling our vision of being the best underwriter is knowing when to grow our portfolio and when to exercise discipline. Each line of business in the Casualty and Specialty segment is at a different point in the cycle and we continually manage our participation to achieve the best portfolio mix and balance of risk and reward. We also manage our net exposure through ceded reinsurance and other tools to help shape the net portfolio, and these purchases may increase in the future. Our prior work building strong relationships with key customers has allowed us to gain superior access to desirable business. We have focused our growth in attractive areas while reducing on deals that do not meet our return hurdles.
The Casualty and Specialty segment is strategically important to our vision of being the best underwriter as it allows us to trade with clients across classes and access the most attractive lines across property, casualty and specialty while also generating substantial float in an attractive interest rate environment. While improved underwriting margins may take time to emerge, we continue to benefit from the investment income generated by this business. Longer-duration casualty reserves give us the flexibility to allocate investments to higher-earning assets, so even in a period where margins remain tight, the business continues to support book value growth and shareholder returns. This becomes more beneficial to us as interest rates rise.
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

We typically manage our casualty business over a 10-year cycle. Over this cycle, we expect there to be shifts between the generation of underwriting and investments results in this business – currently, the balance is skewed toward investment returns, and we expect that this may become more pronounced in the prevailing interest rate environment. This 10-year cycle is also the perspective from which we manage our exposure. We have been closely monitoring casualty loss trends, and our longstanding approach is to recognize increasing trends early. However, trend is persistent and rates need to continue to exceed it. We are reflecting our insights in our reserving process to proactively stay ahead of trend and inform portfolio shaping decisions. We write a diversified Casualty and Specialty portfolio, and expect that in any given quarter, we will have some lines that are developing favorably and others adversely. In our general casualty class specifically, we have been closely monitoring trends in general liability where inflation and claims severity have been increasing, and have strengthened prior year casualty reserves.
Looking ahead to the January 1 renewals, which are significant for the Casualty and Specialty segment, we are confident that our risk expertise and customer relationships will allow us to select the best risks and construct an attractive portfolio. Specialty business has been profitable, but with several recent losses we believe rates need to adjust in some areas. At times, we may see catastrophe-like volatility from losses in our specialty business, as we did this quarter. We expect to find opportunities in loss impacted lines such as marine, energy and terror, as well as aviation. We intend to continue to shape our casualty portfolio, reducing our exposure in select lines, such as in general casualty and certain specialty lines of business where rates have been under more pressure. As part of this shaping we also increased our use of ceded reinsurance to help protect margin and reduce underwriting volatility, particularly in general casualty. Depending on how the market evolves, we expect that this may continue to be a larger part of our business. As rates soften, ceded transactions provide volatility protection, preserve underwriting margin and generate fee income through overrides that is less sensitive to rates. We now generally retain approximately two-thirds of our Casualty and Specialty gross premiums written, while sharing a portion with our third-party capital partner balance sheets, and through ceded reinsurance.
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
We earn fee income in exchange for sharing risk with our third-party capital partners, and while we share underwriting income during profitable periods, we also share underwriting losses. We view fee income as a consistent and sustainable driver of profit that we expect will continue to generate low-volatility management fee income. However, fees may be impacted by large losses, such as those experienced during the first quarter of 2025, which can potentially result in reduced management fees, no performance fees or the reversal of previously accrued performance fees. The fee income that we earn is recorded across various line items in our financial statements, refer to “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on its impact, including for the proportion that is not included in underwriting income (loss).
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

We believe that we are in a favorable investment environment, driven by the rapid increase in interest rates. We expect that this will serve to offset potential challenges we may face in the underwriting environment. During the quarter, we believe that we executed well into the market by taking advantage of market volatility to improve our investment portfolio composition and maintain robust investment income. This reflects the scale of our invested assets, the quality of the portfolio, and a rate environment that remains favorable. Recent market moves have allowed us to extend duration and lock in higher yields, which we believe will continue to support our earnings power over time.
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
There were no material changes to these market risks, as disclosed in “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Form 10-K for the year ended December 31, 2025, during the nine months ended September 30, 2026. See “Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk,” in our Form 10-K for the year ended December 31, 2025 for a discussion of our exposure to these risks.
ITEM 4.        CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, at September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in Company reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, which were identified in connection with our evaluation required pursuant to Rules 13a-15 or 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Our share repurchase program may be effected from time to time, depending on market conditions and other factors, through open market purchases and privately negotiated transactions. Our Board has authorized a share repurchase program, which was renewed in an aggregate amount of up to $750.0 million on July 29, 2026. Unless terminated earlier by our Board of Directors, the program will expire when we have repurchased the full value of the shares authorized.
The table below details the repurchases that were made under the program during the three months ended September 30, 2026, and also includes other shares purchased, which represent common shares surrendered by employees in respect of withholding tax obligations on the vesting of restricted stock.

	Total Shares Purchased		Other Shares Purchased		Shares Purchased Under Publicly Announced Repurchase Program		Maximum Dollar Amount Still Available Under Repurchase Program
	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share	Shares Purchased	Average Price per Share
							(in thousands)
Beginning dollar amount available to be repurchased							$557,009
July 1 - 31, 2026 (1)	384,818	$320.83	—	$—	384,818	$320.83	739,874
August 1 - 31, 2026	304,552	$323.28	565	$321.49	303,987	$323.28	641,602
September 1 - 30, 2026	269,907	$327.42	—	$—	269,907	$327.42	553,228
Total	959,277	$323.46	565	$321.49	958,712	$323.46	$553,228

(1)On July 29, 2026, our Board of Directors approved a renewal of our authorized share repurchase program to an aggregate amount of up to $750.0 million.
During the three months ended September 30, 2026, we repurchased 958.7 thousand common shares pursuant to our publicly announced share repurchase program at an aggregate cost of $310.1 million and an average price of $323.46 per common share. At September 30, 2026, $553.2 million remained available for repurchase under the share repurchase program. Subsequent to September 30, 2026 and through the period ended October 23, 2026, we repurchased 427.1 thousand common shares at an aggregate cost of $143.8 million and an average price of $336.70 per common share. In the future, we may authorize additional purchase activities under the currently authorized share repurchase program, increase the amount authorized under the share repurchase program, or adopt additional trading plans. Our decision to repurchase common shares will depend on, among other matters, the market price of the common shares and our capital requirements.
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.        OTHER INFORMATION
Amendment to Committed Letter of Credit Issuance Facility with Citibank Europe
Effective October 26, 2026, Citibank Europe plc (“CEP”), Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S., and Renaissance Reinsurance of Europe DAC (each of Renaissance Reinsurance, DaVinci Reinsurance, RenaissanceRe Specialty U.S. and Renaissance Reinsurance of Europe DAC, an “Account Party” and, collectively, the “Account Parties”) entered into a deed of amendment (the “Amendment”) to the existing committed letter of credit issuance facility (the “Facility”) provided pursuant to the committed letter of credit facility letter, by and among CEP and the Account Parties, dated December 19, 2022 (the “Original Facility Letter”), as amended November 1, 2023, December 23, 2024 and December 22, 2025 and as amended, restated, amended and restated, supplemented or otherwise modified from time to time.
The Amendment reduces the maximum aggregate amount of the facility from $320 million to $250 million, and extends the availability end date of the Facility to December 31, 2027 and the expiry date of the Facility to December 31, 2028 (as so amended, the “Facility Letter”). All other terms and conditions of the Facility remain unchanged.
As amended, the Facility provides for a commitment from CEP to issue letters of credit for the account of one or more of the Account Parties in an aggregate amount of up to $250 million, with a right, subject to satisfying certain conditions, to increase the size of the Facility to $280 million.
CEP and its affiliates have performed commercial banking, investment banking and advisory services for the Account Parties and their affiliates from time to time for which they have received customary fees and reimbursement of expenses. CEP and its affiliates may from time to time engage in transactions with and perform services for the Account Parties and their affiliates in the ordinary course of their business for which they may receive customary fees and reimbursement of expenses.
The descriptions of the Amendment and Facility contained herein are qualified in their entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference, and the Original Facility Letter and other amendments comprising the Facility Letter, copies of which were previously filed with the Securities and Exchange Commission.
Insider Trading Arrangements and Policies
During the three months ended September 30, 2026, the following directors or officers of the Company adopted a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended): on August 17, 2026, Shannon Lowry Bender, Executive Vice President, Group General Counsel and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,622 shares of RenaissanceRe common stock between January 4, 2027 and December 31, 2027, subject to certain conditions.

ITEM 6.        EXHIBITS

10.1
Deed of Amendment to Facility Letter (Committed), dated October 26, 2026, by and among Renaissance Reinsurance Ltd., DaVinci Reinsurance Ltd., RenaissanceRe Specialty U.S. Ltd., Renaissance Reinsurance of Europe Designated Activity Company, and Citibank Europe plc.

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

RENAISSANCERE HOLDINGS LTD.

Date:	October 28, 2026	/s/ Robert Qutub
Robert Qutub
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	October 28, 2026	/s/ James C. Fraser
James C. Fraser
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)